Form 10QSB
period 1996-09-30
PACIFIC BIOMETRICS INC
filed 1996-12-13
CIK 1020475

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-QSB


[ X ]     QUARTERLY REPORT SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       SEPTEMBER 30, 1996
                               -------------------------


[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                          EXCHANGE ACT

                         Commission File Number  0-21537
                                                 -------


                            PACIFIC BIOMETRICS, INC.
--------------------------------------------------------------------------------
         (Exact name of small business issuer specified in its charter)



          Delaware                                     93-1211114
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                     Identification No.)


                1370 Reynolds Avenue, Suite 119, Irvine, CA 92614
--------------------------------------------------------------------------------
                    (Address of principal executive offices)



               714-263-9933                       Fax 714-263-9939
--------------------------------------------------------------------------------
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days.   Yes  (   ) No  ( X )
Company became subject to Section 13 on October 29, 1996.

As of December 6, 1996, shares of the issuer's common stock outstanding were 3,648,389.

                            PACIFIC BIOMETRICS, INC.

                              INDEX TO FORM 10-QSB



PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

ITEM 1  - FINANCIAL STATEMENTS

Consolidated Balance Sheets....................................................2

Consolidated Statements of
Operations.....................................................................3

Consolidated Statements of Cash
Flows..........................................................................4

Notes to Consolidated Financial
Statements.....................................................................5

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND PLAN OF
         OPERATIONS............................................................9

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS....................................................13

ITEM 2 - CHANGES IN SECURITIES................................................13

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES......................................13

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS.....................................................13

ITEM 5 - OTHER INFORMATION....................................................13

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.....................................14

                            PACIFIC BIOMETRICS,  INC.
                            (A DELAWARE CORPORATION)
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                      SEPTEMBER 30, 1996, AND JUNE 30, 1996

ASSETS                                                                    September 30        June 30
------                                                                    ------------        -------
Current assets:
      Cash and cash equivalents                                           $    197,849     $    192,898
      Accounts receivable, net                                                 236,816          252,412
      Other receivables                                                         17,800           31,200
      Supplies and other                                                        25,980           24,098
                                                                          -------------    -------------
        Total current assets                                                   478,445          500,608
                                                                          -------------    -------------
Property and equipment, net                                                    145,711          131,823
                                                                          -------------    -------------
Other assets:
      Technology license, net                                                  148,437          164,062
      Prepaid financing costs                                                  412,858           30,000
      Lease deposits and other                                                  13,370           13,620
                                                                          -------------    -------------
                                                                               574,665          207,682
                                                                          -------------    -------------
        Total assets                                                      $  1,198,821     $    840,113
                                                                          -------------    -------------
                                                                          -------------    -------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Notes payable to bank                                               $    131,960     $    175,967
      Notes payable to related parties                                         207,000          849,461
      Notes payable- Bridge Loans                                            1,000,000          250,000
      Accounts payable and accrued liabilities                                 802,846          660,859
      Advances from customers                                                  244,974          288,263
                                                                          -------------    -------------
        Total current liabilities                                            2,386,780        2,224,550
                                                                          -------------    -------------
Stockholders' deficit:
      Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding
      Common stock, $0.01 par value, 30,000,000 shares authorized,
        1,948,343 and 1,739,169 , respectively, shares issued
        and outstanding                                                         19,483           17,392
      Additional paid-in capital                                             9,475,011        8,755,553
      Deficit accumulated during the development stage                     (10,682,453)     (10,157,382)
                                                                          -------------    -------------
        Total stockholders'deficit                                          (1,187,959)      (1,384,437)
                                                                          -------------    -------------
      Total liabilities and stockholders' deficit                         $  1,198,821     $    840,113
                                                                          -------------    -------------
                                                                          -------------    -------------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PACIFIC BIOMETRICS,  INC.
                            (A DELAWARE CORPORATION)
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
     AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO SEPTEMBER 30, 1996


                                                                                                 For the Period
                                                                                                 from Inception
                                                                                               (December 1992) to
                                                                    1996           1995        September 30, 1996
                                                                    ----           ----        ------------------
Lab revenues and consulting fees                                $   576,786    $   389,234      $    2,800,898
                                                                ------------   ------------     --------------
Operating expenses:
     Laboratory                                                     195,046        164,716           1,409,446
     Diagnostic research and product development                    324,516        301,139           1,416,859
     General and administration                                     302,238        204,672           2,983,880
     Services purchased through issuance of common stock            220,800                            822,882
     Purchased in-process research and product development                                           6,373,884
     Amortization of goodwill                                                                          428,368
                                                                ------------   ------------     --------------
      Total operating expenses                                    1,042,600        670,527          13,435,319
                                                                ------------   ------------     --------------
Operating loss                                                     (465,814)      (281,293)        (10,634,421)
                                                                ------------   ------------     --------------
Other income (expense):
     Interest expense                                              (104,936)        (9,954)           (170,951)
     Grant and other income                                          45,679          2,666             122,919
                                                                ------------   ------------     --------------
                                                                    (59,257)        (7,288)            (48,032)
                                                                ------------   ------------     --------------
Net loss                                                        $  (525,071)   $  (288,581)     $  (10,682,453)
                                                                ------------   ------------     --------------
                                                                ------------   ------------     --------------
Net loss per share                                              $     (0.21)   $     (0.20)     $        (7.87)
                                                                ------------   ------------     --------------
                                                                ------------   ------------     --------------
Number of shares used in per-share calculation                    2,504,296      1,414,224           1,358,042
                                                                ------------   ------------     --------------
                                                                ------------   ------------     --------------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PACIFIC BIOMETRICS,  INC.
                            (A DELAWARE CORPORATION)
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
     AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO SEPTEMBER 30, 1996

                                                                                   For the Period
                                                                                   from Inception
                                                                                 (December 1992) to
                                                    1996           1995          September 30, 1996
                                                    ----           ----          ------------------
Increase in cash and cash equivalents:

  Cash used by operations                           (295,973)      (177,553)         (2,451,596)

  Cash used by investing activities                  (16,584)      (112,500)           (111,083)

  Cash provided by financing activities              317,508        202,205           2,760,528
                                                  ------------   ------------       -------------
Increase in cash and cash equivalents                  4,951        (87,848)            197,849

Cash and cash equivalents:

Beginning of period                                  192,898         96,002                   0
                                                  ------------   ------------       -------------
End of period                                        197,849          8,154             197,849
                                                  ------------   ------------       -------------
                                                  ------------   ------------       -------------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PACIFIC BIOMETRICS, INC.
                            (A DELAWARE CORPORATION)
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Pacific Biometrics, Inc. ("PBI-Delaware" or the "Company") was incorporated in Delaware in May 1996. PBI-Delaware was formed in connection with the acquisition of BioQuant, Inc. ("BioQuant"), a Michigan corporation, and Pacific Biometrics, Inc. ("PBI"), a Washington corporation. On June 28, 1996, the Company completed the mergers whereby BioQuant and PBI became wholly-owned subsidiaries of the Company in separate stock-for-stock exchange transactions. The merger of PBI-Delaware, BioQuant and PBI was completed in June 1996, whereby the majority of the outstanding stock of PBI-Delaware is owned by the former stockholders of PBI and has been accounted for as a reverse acquisition. All outstanding shares of stock, options and warrants of PBI and BioQuant were exchanged for similar securities of PBI-Delaware. The merger has been accounted for as a purchase transaction with PBI as the accounting acquirer of BioQuant. Prior to the merger, the operations of PBI-Delaware consisted of its initial formation and the issuance of one share of common stock for cash consideration of $4.00.

     Accordingly, the financial statements present the consolidated activity of PBI-Delaware and it's wholly owned subsidiaries PBI and BioQuant from June 28, 1996 forward. Prior to June 28, 1996 the financial statements show the consolidated activity of PBI-Delaware and PBI only because BioQuant was accounted for as a purchase.

     The following presents the results of operations of the Company for the quarterly period ending September 30, 1996 and on a proforma basis for September 30, 1995 as if the acquisition of BioQuant and PBI had occurred on July 1, 1994:

                                                1996             1995
                                                ----             ----
Laboratory revenues and consulting fees     $   576,786      $   389,554
Net loss                                    $  (525,071)     $  (487,440)
Net loss per share                          $     (0.21)     $     (0.34)

     The unaudited financial statements of the Company presented herein, without audit have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 1996 included in the Company's prospectus contained in the registration statement on Form SB-2 filed with the Securities and Exchange Commission on October 29, 1996.

     In the opinion of management, the financial statements include all adjustments (consisting solely of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The Company is at an early stage of development. Except for the revenues from the laboratory and from the sale of the Company's cholesterol diagnostic product, all of the Company's potential products are currently in research and development, and no material revenues have been generated to date. Consequently, the Company is a development stage enterprise.

2.   SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

NET LOSS PER SHARE

     Net loss per share is computed using the weighted-average of common stock and common stock equivalent shares outstanding during the periods. Common equivalent shares from stock options and warrants are excluded from the computation if their effect is antidilutive, except that pursuant to the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common equivalent shares relating to stock, options and warrants (using the treasury stock method and the anticipated offering price) issued subsequent to September 30, 1995, have been included in the computation for all periods presented.

3.   FINANCING

FIRST BRIDGE LOAN

     In June 1996, the Company completed its First Bridge Loan financing of $250,000 and 50,000 warrants, terms of which are identical to the Second Bridge Loan described below.

SECOND BRIDGE LOAN

     During the quarter the Company arranged additional financing in the form of a Second Bridge Loan of $1,000,000. This loan bears interest at 14% and is due on completion of the Company's proposed initial public offering. The Company issued 250,000 warrants in connection with this financing. Each warrant entitles the holder to purchase a share of the Company's common stock at a price of $5.70 until April 30, 1998. The proceeds of this financing were used, in part, to repay the notes issued in the First Bridge Loan and for working capital. The Second Bridge Loan was paid off with proceeds from the Company's initial public offering subsequent to quarter end.

BANK FINANCING

     The Company had a $200,000 line of credit with a bank which was converted to a term loan in June 1996. The balance at the date of conversion was $159,445. The Company had a loan from a bank with a balance outstanding of $16,522 at June 30, 1996. Both loans have been paid off with proceeds from the Company's initial public offering subsequent to the end of this fiscal quarter.

STOCKHOLDER LOANS

     At June 30, 1996 the Company had borrowed $660,000 from certain stockholders. During the quarter, the Company issued 142,274 shares in satisfaction of loans amounting to $460,000 plus accrued interest of $30,845. The remaining balance owing to stockholders of $200,000 was refinanced in connection with the Second Bridge Loan.

4.   CONTINGENT OBLIGATION TO SUPPLIER

     The Company has entered into a manufacturing agreement with a supplier to produce SPINPRO-Registered Trademark-, one of the Company's products. The agreement requires the supplier to incur certain costs to produce the product, and entitles the supplier to a surcharge on units purchased until those costs have been fully recovered. The Company is also contingently obligated to the supplier for approximately $300,000 at September 30, 1996 in connection with the supplier's purchase of manufacturing equipment used to produce the Company's product. The supplier has indicated that it may terminate the agreement in 1997. This would cause the Company to have to locate another manufacturer, pay the current supplier for molds and equipment and potentially incur a loss relative to the value of the molds and equipment. The Company is considering it's alternatives.

5.   SUPPLEMENTARY INFORMATION ON NONCASH TRANSACTIONS

STOCKHOLDER LOANS CONVERTED TO EQUITY

     During the quarter ended September 30, 1996 the Company issued 142,274 shares to retire a portion of outstanding stockholder loans.

COMMON STOCK ISSUED FOR SERVICES

     During the quarter ended September 30, 1996 the Company issued 64,000 shares of common stock to Directors in exchange for services.


COMMON STOCK SOLD FOR CASH

     During the quarter ended September 30, 1996 the Company sold 2,900 shares of common stock for cash consideration of $10,005.

6.   SUBSEQUENT EVENTS

INITIAL PUBLIC OFFERING

     As of November 4, 1996, the Company received net proceeds of approximately $7 million through an initial public offering of its common stock. The Company intends to use such net proceeds to repay certain debt, purchase laboratory equipment, support Osteopatch-TM- product development activities and support the financial requirements associated with implementing its business plan.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITIONS AND PLAN OF OPERATIONS


     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

OVERVIEW

     The Company develops diagnostic and laboratory products and provides laboratory services in the fields of cardiovascular disease and osteoporosis laboratory testing. The Company's strategy is to focus on the development of cost-effective, non invasive diagnostic tests and improved laboratory techniques in order to achieve early diagnosis, prevention, and therapeutic monitoring.
The Company plans to (i) finalize development and commercialize a patented skin patch product that measures bone loss markers in human perspiration (the "Osteopatch-TM-); (ii) expand its specialty reference laboratory business; (iii) evaluate the feasibility of non invasive glucose testing using SalivaSac-Registered Trademark-, its patented saliva collection device; (iv) explore new applications and market opportunities for the SPINPRO-Registered Trademark-product, its sample preparation device used to perform certain laboratory tests.

     To date, the Company's revenues have consisted primarily of fees charged by the laboratory for services provided to customers, a nominal amount of sales from the SPINPRO-Registered Trademark- cholesterol testing device, and U.S. Government grants awarded to the Company under the National Institute of Health Small Business Innovative Research programs to support research activities.

     Expenses consist, and are expected to continue to consist, primarily of operating expenses necessary to conduct the commercial laboratory operation, research and development costs for products under development, administration expenses and payment of license and royalty fees to acquire and maintain the Company's intellectual property rights.

     Through September 30, 1996, the Company had an accumulated deficit of approximately $10,682,000 including a one-time charge of approximately $6,374,000 for purchased research and development expenses relating to the Company's merger with BioQuant and a one-time charge of approximately $428,000 relating to a prior merger involving PBI.

     The following discussion reflects the consolidated activity of PBI-Delaware and it's wholly owned subsidiaries PBI and BioQuant from June 28, 1996 forward.

Prior to June 28, 1996 the financial statements show the consolidated activity of PBI-Delaware and PBI only because BioQuant was accounted for as a purchase.

RESULTS OF OPERATIONS

COMPARISON OF QUARTERLY PERIODS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

REVENUES

     Revenues for the first quarter of fiscal 1997 increased $187,552, or 48.2 percent, to $576,786 as compared to $389,234 in the first quarter of fiscal 1996. The increase in laboratory revenues resulted from an increase in the number and size of clinical trials on new pharmaceutical products and diagnostic devices conducted for third parties. The laboratory operations and clinical trial services accounted for in excess of 90 percent of total revenues for the period, which trend management expects to continue until the introduction of additional products into the marketplace.

EXPENSES

     Expenses related to the operation of the laboratory and managing customer clinical trials increased by $30,330, or 18.4 percent, to $195,046 in the first quarter of fiscal 1997 as compared to $164,716 in the first quarter of fiscal 1996. The increase was directly related to the increase in laboratory revenues.

     Diagnostic research and product development cost increased by $23,377, or
7.8 percent, to $324,516 for the first quarter of fiscal 1997 as compared to
$301,139 for the first quarter of fiscal 1996.   The increase was due mainly to
the inclusion of activity relating to the Osteopatch-TM- and the SalivaSac-
Registered Trademark-.   Since both of these products originated from BioQuant,
research costs are not included in the prior year's quarter since the historical results of BioQuant are reflected only as of June 28, 1996 and not for the prior periods. The prior year's quarter research costs were primarily related to development of SPINPRO-Registered Trademark-.

     General and administrative expenses for the first quarter of fiscal 1997 increased by $97,566 or 47.7 percent, to $302,238 as compared to $204,672 for the first quarter of fiscal 1996. The increase in general and administrative expenses was directly attributed to the inclusion of BioQuant expenses in the current quarter which are not contained in the prior year.

     Included in expenses for the first quarter of fiscal 1997 was a one-time, non-cash charge of $220,800 related to the issuance of common stock to certain

Company directors for services provided. There were no similar expenses in the first quarter of fiscal 1996.


OTHER INCOME AND EXPENSE

     Interest expense for the first fiscal quarter of 1997 increased $94,982, or 954 percent, to $104,936 as compared to $9,954 for the first quarter of fiscal 1996. The increase includes $64,000 of interest expense related to the placement of the Second Bridge Loan prior to the Company's initial public offering.

     Grant and other income increased $43,013 to $45,679 in the first quarter of fiscal 1997 as compared to $2,666 in the first quarter of fiscal 1996.

NET LOSS

     Net loss increased by $236,490, or 81.9 percent, to $525,071 or $0.21 per share for the first quarter of fiscal 1997 as compared to $288,581 or $ 0.20 per share for the first quarter of fiscal 1996.

     The Company, however, expects normal operating losses to increase substantially for at least the next two years due to anticipated increases in research and development activities associated with the Osteopatch-TM- product, establishment of a marketing program for the reference laboratory and general and administrative expenses.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATION

     Historically, the Company has financed its operating needs through debt and equity financings. In June of 1996 the Company completed a private placement in the amount of $250,000. In August 1996, the Company completed a private placement of units consisting of an aggregate of $1,000,000 in principal amount of promissory notes and 250,000 warrants to purchase Common Stock. At June 30, 1996, outstanding borrowings from stockholders amounted to $660,000. During the quarter, the Company issued 142,274 shares at a price of $3.45 per share in satisfaction of stockholder loans amounting to $460,000 plus accrued interest. Additionally, $200,000 of such loans were refinanced in connection with the Company's Bridge Loan completed in August 1996.

     As of September 30, 1996, the Company had two loans totaling $131,960 with a bank in addition to the $1,000,000 Bridge Loan. Subsequent to the completion of the public offer, the above bank debt and Bridge Loan were repaid in full.

     The Registration Statement pertaining to the initial public offering of Pacific Biometrics, Inc. was declared effective by the Securities and Exchange Commission on October 29, 1996. Gross proceeds from the public offering were $8,075,000. The Company will use the majority of the net proceeds from the offering (approximately $7 million) for the product development activities pertaining to its osteoporosis diagnostic product and for funding the growth of its central reference laboratory operations.

     The Company is obligated under its manufacturing agreement dated March 1, 1994 (the "Manufacturing Agreement") to reimburse the supplier of the SPINPRO-Registered Trademark- product approximately $300,000 incurred by the supplier in connection with the production of the product. The supplier is entitled to add a surcharge to the cost of the SPINPRO-Registered Trademark- product until such production costs are fully recovered. The Company and certain of the Company's directors and stockholders have guaranteed the Company's obligations under the Manufacturing Agreement. The Company has the right to purchase such molds and additional equipment for a purchase price equal to the unamortized portion of the cost of such equipment. The supplier has indicated that they may terminate the agreement in 1997. This would cause the Company to have to locate another manufacturer, pay the current supplier for molds and equipment and potentially incur a loss relative to the value of the molds and equipment. The Company is in the process of assessing its alternatives in connection with this situation, but does not believe that the likely outcome will have a material adverse impact on the business or financial condition of the Company taken as a whole.

     The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that the net proceeds of the IPO, together with projected revenues from operations, will be sufficient to satisfy its contemplated cash requirements for approximately eighteen months.

     Successful future operations depend primarily upon the Company's ability to complete development of the Osteopatch-TM- product, obtain FDA clearance, and achieve successful product commercialization. The Company's operations also depend on its ability to successfully grow a profitable reference laboratory operation.

     This report contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. These statements involve risks and uncertainties that could cause actual results to differ materially, including primarily the ability to obtain regulatory approval of any product is dependent upon a number of factors, including the results of trials, the discretion of regulatory officials, and potential changes in regulations. In addition, successful marketing of any product will be dependent upon market acceptance, competition and technological change, and dependence on collaborators for research, development and commercialization.

     Finally, the adequacy of the Company's available cash and short term investments, together with the cash flow from operation to sustain current operations is subject to a number of variables related to maintaining existing laboratory revenues and the level and timing of research and development costs necessary to realize value from products under development. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development programs, including but not limited to the development of the Osteopatch-TM-, or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or potential products that the Company would not otherwise relinquish.


PART II  -  OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

     Not Applicable.

ITEM 2  -  CHANGES IN SECURITIES

     Not Applicable.

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5  -  OTHER INFORMATION

     Not Applicable.

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (27.1) Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  December 13, 1996



 /s/PAUL G. KANAN                       President, Chief Executive
-----------------                       Officer and Director
Paul G. Kanan


/s/PETER B. LUDLUM                      Principal Financial and
------------------                      Accounting Officer
Peter B. Ludlum