Form 10QSB
period 1996-12-31
PACIFIC BIOMETRICS INC
filed 1997-02-14
CIK 1020475

                         U.S. Securities and Exchange Commission
                               Washington, D.C.  20549

                                   FORM 10-QSB


/X/   QUARTERLY REPORT SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended DECEMBER 31, 1996


/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                               EXCHANGE ACT

                              Commission File Number  0-21537


                                 PACIFIC BIOMETRICS, INC.
-------------------------------------------------------------------------------
           (Exact name of small business issuer specified in its charter)



Delaware                                               93-1211114
-------------------------------------------------------------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)


                 1370 Reynolds Avenue, Suite 119, Irvine, CA 92614
-------------------------------------------------------------------------------
                       (Address of principal executive offices)



                                       714-263-9933
-------------------------------------------------------------------------------
                                (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
 Yes  ( X )       No (   )

As of January 31, 1997, shares of the issuer's common stock outstanding were 3,651,353.

                           PACIFIC BIOMETRICS, INC.

                             INDEX TO FORM 10-QSB



PART I - FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
ITEM 1  - FINANCIAL STATEMENTS

Consolidated Balance Sheets.............................................. 2

Consolidated Statements of Operations.................................... 3

Consolidated Statements of Cash Flows.................................... 4

Notes to Consolidated Financial Statements............................... 5

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................ 8

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS............................................... 12

ITEM 2 - CHANGES IN SECURITIES........................................... 12

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES................................. 12

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............. 12

ITEM 5 - OTHER INFORMATION............................................... 12

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K................................ 12

                          PACIFIC BIOMETRICS,  INC.
                          (A DELAWARE CORPORATION)
                    (A COMPANY IN THE DEVELOPMENT STAGE)

                       CONSOLIDATED BALANCE SHEET
                              (UNAUDITED)
                          DECEMBER 31, 1996

ASSETS                                                         December 31
------                                                         -----------
Current assets:
 Cash and cash equivalents                                     $  5,074,858
 Accounts receivable, net                                           496,876
 Other receivables                                                      200
 Supplies and other                                                  92,627
                                                               ------------
  Total current assets                                            5,664,561
                                                               ------------
Property and equipment, net                                         183,639
                                                               ------------
Other assets:
 Technology license, net                                            132,812
 Prepaid financing costs                                                  0
 Lease deposits and other                                            13,119
                                                               ------------
                                                                    145,931
                                                               ------------
  Total assets                                                 $  5,994,131
                                                               ------------
                                                               ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Notes payable to related parties                              $    213,667
 Accounts payable and accrued liabilities                           669,853
 Advances from customers                                            320,296
                                                               ------------
  Total current liabilities                                       1,203,816
                                                               ------------
Stockholders' equity:
 Preferred stock, $0.01 par value, 5,000,000 shares
  authorized, no shares issued and outstanding
 Common stock, $0.01 par value, 30,000,000 shares authorized,
  3,651,353 shares issued and outstanding                            36,482
 Additional paid-in capital                                      15,742,721
 Deficit accumulated during the development stage               (10,988,888)
                                                               ------------
  Total stockholders' equity                                      4,790,315
                                                               ------------
 Total liabilities and stockholders' equity                    $  5,994,131
                                                               ------------
                                                               ------------

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 PACIFIC BIOMETRICS,  INC.
                                 (A DELAWARE CORPORATION)
                           (A COMPANY IN THE DEVELOPMENT STAGE)

                          CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)
     FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995
      AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO DECEMBER 31, 1996


                                                                                                               For the Period
                                                                                                               from Inception
                                 Three months ended  Three months ended  Six months ended  Six months ended   (December 1992) to
                                  December 31, 1996   December 31, 1995  December 31, 1996  December 31, 1995  December 31, 1996
                                 ------------------  ------------------  ----------------- ------------------ ------------------

Revenues                           $  648,437            $  434,976        $  1,225,223      $  824,210        $  3,449,335
                                   ----------            ----------        ------------      ----------        ------------
Operating expenses:
 Laboratory                           243,674               192,111             532,948         457,452           1,747,348
 Clinic                                     0                     0                   0               0                   0
 Diagnostic research and
  product development                 243,714               186,603             474,002         387,117           1,566,345
 General and administrative           426,932               227,350             729,170         432,022           3,410,812
 Manufacturing agreement
  termination                         100,000                     0             100,000               0             100,000
 Services purchased through
  issuance of common stock                  0                     0            220,8000         822,882
 Purchased in-process research
  and product development                   0                     0                   0               0           6,373,884
 Amortization of goodwill                   0                     0                   0               0             428,368
                                   ----------            ----------        ------------      ----------        ------------
  Total operating expenses          1,014,320               606,064           2,056,920       1,276,591          14,449,639
                                   ----------            ----------        ------------      ----------        ------------
Operating loss                       (365,883)             (171,088)           (831,697)       (452,381)        (11,000,304)
                                   ----------            ----------        ------------      ----------        ------------
Other income (expense):
 Interest expense                     (26,472)               (9,662)           (131,408)        (19,617)           (197,423)
 Grant and other income                85,920                 2,220             131,599           4,887             208,839
                                   ----------            ----------        ------------      ----------        ------------
                                       59,448                (7,442)                191         (14,730)             11,416
                                   ----------            ----------        ------------      ----------        ------------
Net loss                           $ (306,435)           $ (178,530)       $   (831,506)     $ (467,111)       $(10,988,888)
                                   ----------            ----------        ------------      ----------        ------------
                                   ----------            ----------        ------------      ----------        ------------
Net loss per share                 $    (0.10)           $    (0.13)       $      (0.30)     $    (0.33)       $      (7.49)
                                   ----------            ----------        ------------      ----------        ------------
                                   ----------            ----------        ------------      ----------        ------------
Weighted average common shares
  and common equivalents            3,131,706             1,414,224           2,818,001       1,414,224           1,466,634
                                   ----------            ----------        ------------      ----------        ------------
                                   ----------            ----------        ------------      ----------        ------------


                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           PACIFIC BIOMETRICS,  INC.
                           (A DELAWARE CORPORATION)
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
      FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995
        AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO DECEMBER 31, 1996


                                                                                                               For the Period
                                                                                                               from Inception
                                 Three months ended  Three months ended  Six months ended  Six months ended   (December 1992) to
                                  December 31, 1996   December 31, 1995  December 31, 1996  December 31, 1995  December 31, 1996
                                 ------------------  ------------------  ----------------- ------------------ ------------------
Increase in cash and cash
 equivalents:
 Cash used by operations            $  (639,098)          $  (163,556)      $  (935,072)      $  (341,109)      $ (3,090,695)
 Cash used by investing
  activities                           (49,451)               (26,632)          (66,035)         (139,132)          (160,534)
 Cash provided by financing
  activities                         5,565,558                194,554         5,883,066           396,759          8,326,087
                                    -----------           -----------       -----------       -----------       ------------
Increase in cash and cash
  equivalents                        4,877,009                  4,366         4,881,959           (83,482)         5,074,858

Cash and cash equivalents:

Beginning of period                    197,849                  8,154           192,899            96,002                  0
                                    -----------           -----------       -----------       -----------       ------------
End of period                       $ 5,074,858           $    12,520       $ 5,074,858       $    12,520       $  5,074,858
                                    -----------           -----------       -----------       -----------       ------------
                                    -----------           -----------       -----------       -----------       ------------



                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  PACIFIC BIOMETRICS, INC.
                                  (A DELAWARE CORPORATION)
                            (A COMPANY IN THE DEVELOPMENT STAGE)

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION


   Pacific Biometrics, Inc. ("PBI-Delaware" or the "Company") was incorporated in Delaware in May 1996. PBI-Delaware was formed in connection with the acquisition of BioQuant, Inc. ("BioQuant"), a Michigan corporation, and Pacific Biometrics, Inc. ("PBI"), a Washington corporation. On June 28, 1996, the Company completed the mergers whereby BioQuant and PBI became wholly-owned subsidiaries of the Company in separate stock-for-stock exchange transactions. The merger of PBI-Delaware, BioQuant and PBI was completed in June 1996, whereby the majority of the outstanding stock of PBI-Delaware is owned by the former stockholders of PBI and has been accounted for as a reverse acquisition. All outstanding shares of stock, options and warrants of PBI and BioQuant were exchanged for similar securities of PBI-Delaware. The mergers have been accounted for as a purchase transaction with PBI as the accounting acquirer of BioQuant. Prior to the mergers, the operations of PBI-Delaware consisted of its initial formation and the issuance of one share of common stock for cash consideration of $4.00.

   Accordingly, the financial statements present the consolidated activity of PBI-Delaware and it's wholly owned subsidiaries PBI and BioQuant from June 28, 1996 forward. Prior to June 28, 1996 the financial statements show the consolidated activity of PBI-Delaware and PBI only because BioQuant was accounted for as a purchase.

   The following presents the results of operations of the Company for the six month period ending December 31, 1996 and on a proforma basis for December 31, 1995 as if the acquisition of BioQuant and PBI had occurred on June 30, 1995:

                                                   1996         1995
                                                   ----         ----
Revenues                                        $ 1,225,223   $ 825,130
Net loss                                        $  (831,506)  $(766,752)
Net loss per share                              $     (0.31)  $    (.54)

   The unaudited financial statements of the Company presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 1996 included in the Company's prospectus contained in the registration statement on Form SB-2 filed with the Securities and Exchange Commission on October 29, 1996.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


NET LOSS PER SHARE

   Net loss per share is computed using the weighted-average of common stock and common stock equivalent shares outstanding during the periods. Common equivalent shares from stock options and warrants are excluded from the computation if their effect is antidilutive, except that pursuant to the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common equivalent shares relating to stock, options and warrants (using the treasury stock method and the anticipated offering price) issued subsequent to September 30, 1995, have been included in the computation for periods prior to the Company's initial public offering.

3. FINANCING

INITIAL PUBLIC OFFERING

   On November 4, 1996, the Company received net proceeds of approximately $7 million through an initial public offering of its common stock. A portion of the net proceeds were used to repay certain debt, in addition, the Company intends to use the remaining proceeds to purchase laboratory equipment, support Osteopatch-TM- product development activities and support the financial requirements associated with implementing its business plan.

BRIDGE LOAN

   In August 1996, the Company completed a bridge loan financing (the "Bridge Loan") consisting of notes in the aggregate principal amount of $1,000,000 at an annual interest rate of 14%, which notes plus interest were repaid from the proceeds of the Company's initial public offering.

BANK FINANCING

Bank loans aggregating $131,960 were repaid out of proceeds from the Company's initial public offering.

4. TERMINATION OF MANUFACTURING AGREEMENT

In January 1997, the Company received formal notification of termination, effective April 6, 1997, of its manufacturing agreement dated March 1, 1994 related to the manufacture of the Company's SPINPRO-Registered Trademark-product and accordingly must reimburse such manufacturer for the unamortized cost of molds and production equipment. The unamortized cost is estimated at $300,000.

The Company will have to locate another manufacturer, pay the current supplier for molds and equipment by April 6, 1997 and potentially incur a loss relative to the value of the molds and equipment and relocation of manufacturing. The Company has established a $100,000 reserve for the costs that it expects to incur in relation to the relocation of manufacturing, equipment, personnel and facilities. The Company received verbal notification in December of 1996 of the manufacturer's intention to terminate and began the process of assessing its alternatives in connection with this situation. The Company does not believe that the likely outcome will have a material adverse impact on the business or financial condition of the Company taken as a whole.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion and analysis should be read in conjunction with the preceding consolidated financial statements and notes in this Form 10-QSB.


OVERVIEW

   The Company develops diagnostic and laboratory products and provides laboratory services primarily in the fields of cardiovascular disease and osteoporosis laboratory testing. The Company's strategy is to focus on the development of cost-effective, non invasive diagnostic tests and improved laboratory techniques in order to achieve early diagnosis, prevention, and therapeutic monitoring. The Company plans to (i) finalize development and commercialize a patented skin patch product that measures bone loss markers in human perspiration (the "Osteopatch-TM-"); (ii) expand its specialty reference laboratory business; (iii) evaluate the feasibility of non invasive glucose testing using SalivaSac-Registered Trademark-, its patented saliva collection device; and (iv) explore new applications and market opportunities for the SPINPRO-Registered Trademark-product, its sample preparation device used to perform certain laboratory tests.

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

Through December 31, 1996, the Company had an accumulated deficit of $10,988,888 which included a one-time charge of $6,374,884 for purchased research and development expenses relating to the Company's merger with BioQuant and a one-time charge of $428,368 relating to a prior merger involving PBI.

   The following discussion reflects the consolidated activity of PBI-Delaware and its wholly owned subsidiaries, PBI and BioQuant, from June 28, 1996 forward. Prior to June 28, 1996 the financial statements show the consolidated activity of PBI-Delaware and PBI only because BioQuant was accounted for as a purchase.

RESULTS OF OPERATIONS:

Comparison of periods ending December 31, 1996 and December 31, 1995

-----------------------------------------
Rounded to           Three          Six
Thousands $         Months         Months
-----------------------------------------
Revenues:
Ending 12/31/96     $  648        $  1,225         The increase in laboratory revenues, which account for
Ending 12/31/95     $  435        $    824         90% of revenue, resulted from an increase in the
Dollar variance     $  213        $    401         number and size of clinical trials on new
Percent variance        49%             49%        pharmaceutical products and diagnostic devices conducted for third parties.


Laboratory expenses:
Ending 12/31/96     $  244        $    533         The increase in laboratory expense is related
Ending 12/31/95     $  192        $    457         directly  to the increase in revenue.  The Company has added
Dollar variance     $   52        $     76         several key personnel to the laboratory staff to
Percent variance        27%             17%        perform and manage the increased level of activity.

Diagnostic research and product development:
Ending 12/31/96     $  244        $    474         The increase is primarily due to inclusion of the costs
Ending 12/31/95     $  187        $    387         related to Osteopatch-TM- and SalivaSac-Registered Trademark- development.
Dollar variance     $   57        $     87         Since both of these products originated with BioQuant,
Percent variance        31%             22%        research costs are not included in the prior year.

General and administration expenses:
Ending 12/31/96     $  427        $    729         The increase is primarily attributed to the inclusion of
Ending 12/31/95     $  227        $    432         BioQuant expense in the current periods which are not
Dollar variance     $  200        $    297         contained in the prior year's periods.
Percent variance        88%             69%

Total operating expenses:
Ending 12/31/96     $1,014        $  2,057         In addition to the cost increase described above,
Ending 12/31/95     $  606        $  1,277         $100,000 has been reserved in the quarter ended
Dollar variance     $  408        $    780         12/31/96 to cover costs related to relocation of
Percent variance        67%             61%        manufacturing for the Company's SPINPRO-RegisteredTrademark- product.

Total other income (expense):
Ending 12/31/96     $   59        $      0         The quarter ended 12/31/96 includes interest income
Ending 12/31/95     $   (7)       $    (15)        earned from investing net IPO proceeds.   The quarter
Dollar variance     $   67        $     15         ended 9/30/96 included a one-time interest expense
Percent variance      (899%)          (101%)       charge of $64,000 related to the Company's Bridge Loan.



-----------------------------------------
Rounded to           Three          Six
Thousands $         Months         Months
-----------------------------------------
Net loss:
Ending 12/31/96     $  (306)      $  (832)        Net losses have increased over the prior year for the
Ending 12/31/95     $  (179)      $  (467)        reasons described above.  The Company expects
Dollar variance     $  (128)      $  (364)        normal operating losses to increase further as the
Percent variance         72%           78%        Company increases research and development activities
                                                  associated with the Osteopatch-TM-.


LIQUIDITY AND CAPITAL RESOURCES

   The Registration Statement pertaining to the initial public offering of Pacific Biometrics, Inc. was declared effective by the Securities and Exchange Commission on October 29, 1996. Gross proceeds from the public offering were $8,075,000. The Company will use the majority of the net proceeds from the offering (approximately $7 million) for the product development activities relating to the Osteopatch-TM- and for funding the growth of its central reference laboratory operations.

   In August 1996, the Company completed a bridge loan financing (the "Bridge Loan") consisting of notes in the aggregate principal amount of $1,000,000 at an annual interest rate of 14%, which notes plus interest were repaid from the proceeds of the Company's initial public offering.

   Bank loans aggregating $131,960 have been repaid out of proceeds from the Company's initial public offering.

   In January 1997, the Company received formal notification of termination, effective April 6, 1997, of its manufacturing agreement dated March 1, 1994 related to the manufacture of the Company's SPINPRO-Registered Trademark-product and accordingly must reimburse such manufacturer for the unamortized cost of molds and production equipment. The unamortized cost is estimated at $300,000.

   The Company will have to locate another manufacturer, pay the current supplier for molds and equipment by April 6, 1997 and potentially incur a loss relative to the value of the molds and equipment and relocation of
manufacturing.   The Company has established a $100,000 reserve for the costs that it expects to incur in relation to the relocation of manufacturing, equipment, personnel and facilities. The Company received verbal notification in December of 1996 of the manufacturer's intention to terminate and began the process of assessing its alternatives in connection with this situation. The Company does not believe that the likely outcome will have a material adverse impact on the business or financial condition of the Company taken as a whole.

   The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that the net proceeds of the IPO, together with projected revenues from operations, will be sufficient to satisfy its contemplated cash requirements for approximately eighteen months from November 1996, the effective date of the IPO. The Company expects to continue to incur significant operating losses for at least two years due to anticipated increases in research and development activities associated with the Osteopatch-TM- product, establishment of a marketing program for the reference laboratory and general and administrative expenses.

   The relocation of SPINPRO-Registered Trademark- manufacturing may disrupt production while new manufacturing arrangements are finalized, however, such temporary disruption is not anticipated to have a material effect on the Company's operations or financial condition.

   Successful future operations depend primarily upon the Company's ability to complete development of the Osteopatch-TM- product, obtain FDA clearance, and achieve successful product commercialization. The Company's operations also depend on its ability to successfully grow a profitable reference laboratory operation. There can be no assurance that the Company will be able to achieve these objectives.

   This report contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. These statements involve risks and uncertainties that could cause actual results to differ materially, including primarily the ability to obtain regulatory approval of any product which is dependent upon a number of factors, including the results of trials, the discretion of regulatory officials, and potential changes in regulations, all of which may be beyond the control of the Company. In addition, successful marketing of any product will be dependent upon market acceptance, competition and technological change, and dependence on collaborators for research, development and commercialization.

   Finally, the adequacy of the Company's available cash equivalents, together with the revenue from operations to sustain current operations is subject to a number of variables related to maintaining existing laboratory revenues and the level and timing of research and development costs necessary to realize value from products under development. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development programs, including but not limited to the development of the Osteopatch-TM-, or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or potential products that the Company would not otherwise relinquish.

PART II  -  OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS  -  Not Applicable.

ITEM 2  -  CHANGES IN SECURITIES   -   Not Applicable.

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES  -  Not Applicable.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  -  Not
           Applicable.

ITEM 5  -  OTHER INFORMATION  -  Not Applicable.

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        (27.1) Financial Data Schedule.

    (b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  February 13, 1997



/s/PAUL G. KANAN                               President, Chief Executive
---------------------                          Officer and Director
Paul G. Kanan



/s/PETER B. LUDLUM                             Principal Financial and
--------------------                           Accounting Officer
Peter B. Ludlum