Form 10QSB
period 1997-03-31
PACIFIC BIOMETRICS INC
filed 1997-05-15
CIK 1020475

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549

                                     FORM 10-QSB


[  X  ]  QUARTERLY REPORT SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended              MARCH 31, 1997
                                       -----------------------


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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                     714-263-9933
-------------------------------------------------------------------------------
                             (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days.  Yes ( X )  No  (   )

As of April 30, 1997, shares of the issuer's common stock outstanding were 3,692,247.

                               PACIFIC BIOMETRICS, INC.

                                 INDEX TO FORM 10-QSB



PART I - FINANCIAL INFORMATION

                                                                  Page
                                                                  ----
ITEM 1  - FINANCIAL STATEMENTS

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . .2

Consolidated Statements of Operations. . . . . . . . . . . . . . . .3


Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . .4

Notes to Consolidated Financial Statements . . . . . . . . . . . . .5

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS. . . . . . . . . . . . . . . . . . . . . .  . .8

PART II - OTHER INFORMATION


ITEM 1 -  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . 13

ITEM 2 -  CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . 13

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . 13

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . 13

ITEM 5 -  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . 13

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . 13

                              PACIFIC BIOMETRICS,  INC.
                               (A DELAWARE CORPORATION)
                         (A COMPANY IN THE DEVELOPMENT STAGE)

                              CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)
                                    MARCH 31, 1997

ASSETS                                                           March 31, 1997
                                                                 --------------

Current assets:
    Cash and cash equivalents                                    $  4,508,619
    Accounts receivable, net                                          471,109
    Supplies and other                                                170,939
                                                                 --------------
      Total current assets                                          5,150,667
                                                                 --------------

Property and equipment, net                                           227,637
                                                                 --------------

Other assets:
    Technology license, net                                           117,187
    Lease deposits and other                                           12,869
                                                                 --------------
      Total other assets                                              130,056
                                                                 --------------

      Total assets                                               $  5,508,360
                                                                 --------------
                                                                 --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Notes payable to related parties                             $    213,667
    Accounts payable and accrued liabilities                          678,316
    Advances from customers                                           263,522
                                                                 --------------
      Total current liabilities                                     1,155,505
                                                                 --------------

Stockholders' equity:
    Preferred stock, $0.01 par value, 5,000,000 shares
      authorized, no shares issued and outstanding
    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 3,651,353 shares issued and outstanding              38,045
    Additional paid-in capital                                     15,742,722
    Deficit accumulated during the development stage              (11,427,912)
                                                                 --------------
      Total stockholders' equity                                    4,352,855
                                                                 --------------

    Total liabilities and stockholders' equity                   $  5,508,360
                                                                 --------------
                                                                 --------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              PACIFIC BIOMETRICS,  INC.
                               (A DELAWARE CORPORATION)
                         (A COMPANY IN THE DEVELOPMENT STAGE)

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
       FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
         AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO MARCH 31, 1997



                                                                                                                  For the Period
                                                     Three months ended                 Nine months ended         from Inception
                                                    --------------------                ------------------        (December 1992)
                                            March 31, 1997    March 31, 1996   March 31, 1997    March 31, 1996  to March 31, 1997
                                            --------------    --------------   --------------    --------------  -----------------

Revenues                                    $  648,550        $  404,145       $  1,873,774     $  1,228,355       $  4,097,886
                                            -----------       -----------      -------------    -------------      -------------

Operating expenses:
  Laboratory expense and cost of
  goods sold                                   462,240           265,950          1,215,970          832,252          2,575,342
  Research and product development             290,989           110,699            723,933          507,816          2,188,594
  General and administrative                   397,359           175,905            946,803          489,077          3,713,237
  Manufacturing agreement termination                0                 0            100,000                0            100,000
  Services purchased with common stock               0                 0            220,800                0            220,800
  Purchased in-process research and
  development                                        0                 0                  0                0          6,373,884
  Amortization of goodwill                           0                 0                  0                0            428,368
                                            -----------       -----------      -------------    -------------      -------------
   Total operating expenses                  1,150,588           552,554          3,207,506        1,829,145         15,600,225
                                            -----------       -----------      -------------    -------------      -------------

Operating loss                                (502,038)         (148,409)        (1,333,732)        (600,790)       (11,502,339)
                                            -----------       -----------      -------------    -------------      -------------

Other income (expense):
  Interest expense                              (4,500)           (8,729)          (135,908)         (28,346)          (201,923)
  Interest income                               58,174                 0             96,115                0             96,115
  Grant and other income                         9,338             9,695            102,995           14,582            180,235
                                            -----------       -----------      -------------    -------------      -------------
   Total other income (expense)                 63,012               966             63,202          (13,764)            74,427
                                            -----------       -----------      -------------    -------------      -------------

Net loss                                    $ (439,026)       $ (147,443)      $ (1,270,530)    $   (614,554)      $(11,427,912)
                                            -----------       -----------      -------------    -------------      -------------
                                            -----------       -----------      -------------    -------------      -------------

Net loss per share                          $    (0.12)       $    (0.09)      $      (0.40)    $      (0.42)      $      (7.14)
                                            -----------       -----------      -------------    -------------      -------------
                                            -----------       -----------      -------------    -------------      -------------
Weighted average common shares and
  common equivalents                         3,651,353         1,594,804          3,150,918        1,474,417          1,601,652
                                            -----------       -----------      -------------    -------------      -------------
                                            -----------       -----------      -------------    -------------      -------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              PACIFIC BIOMETRICS,  INC.
                               (A DELAWARE CORPORATION)
                         (A COMPANY IN THE DEVELOPMENT STAGE)

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
               FOR THE NINE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
         AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO MARCH 31, 1997


                                                                                                For the Period
                                                                 Nine months ended              from Inception
                                                                 ------------------           (December 1992) to
                                                       March 31, 1997         March 31, 1996    March 31, 1997
                                                       --------------         --------------    --------------

Increase (decrease) in cash and cash equivalents:
  Cash used by operations                              $   (1,230,271)        $  (418,419)      $  (3,385,894)

  Cash used by investing activities                          (131,556)            (30,294)           (226,055)

  Cash provided (used) by financing activities              5,677,546             433,987           8,120,567
                                                       --------------         -----------       -------------

Increase (decrease) in cash and cash equivalents            4,315,719             (14,726)          4,508,618

Cash and cash equivalents:

Beginning of period                                           192,899             116,676                   0
                                                       --------------         -----------       -------------

End of period                                          $    4,508,618         $   101,950       $   4,508,618
                                                       --------------         -----------       -------------
                                                       --------------         -----------       -------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               PACIFIC BIOMETRICS, INC.
                               (A DELAWARE CORPORATION)
                         (A COMPANY IN THE DEVELOPMENT STAGE)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

    Pacific Biometrics, Inc. ("PBI-Delaware" or the "Company") was incorporated in Delaware in May 1996. PBI-Delaware was formed in connection with the acquisition of BioQuant, Inc. ("BioQuant"), a Michigan corporation, and Pacific Biometrics, Inc. ("PBI"), a Washington corporation. On June 28, 1996, the Company completed the mergers whereby BioQuant and PBI became wholly-owned subsidiaries of the Company in separate stock-for-stock exchange transactions. As a result of the mergers, the majority of the outstanding stock of PBI-Delaware is owned by the former stockholders of PBI and has been accounted for as a reverse acquisition. The merger with BioQuant, Inc. has been accounted for as a purchase transaction with PBI as the accounting acquirer of BioQuant. All outstanding shares of stock, options and warrants of PBI and BioQuant were exchanged in the mergers for similar securities of PBI-Delaware. Prior to the mergers, the operations of PBI-Delaware consisted of its initial formation and the issuance of one share of common stock for cash consideration of $4.00.

    Accordingly, the financial statements present the consolidated activity of PBI-Delaware and it's wholly owned subsidiaries, PBI and BioQuant, from June 28, 1996 forward. Prior to June 28, 1996 the financial statements show the consolidated activity of PBI-Delaware and PBI only because BioQuant was accounted for as a purchase.

    The following presents certain results of operations of the Company for the nine month period ending March 31, 1997 and on a proforma basis for March 31, 1996 as if the acquisition of BioQuant and PBI had occurred on June 30, 1995:
                                                      1997            1996
                                                      ----            ----
Laboratory revenues and consulting fees         $ 1,873,774    $  1,230,515
Net loss                                        $(1,270,530)   $ (1,121,215)
Net loss per share                              $     (0.40)   $       (.77)

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

    Certain expense reclassifications have been made to the prior periods consolidated statements of operations to conform to the current period presentation.

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

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires companies to adopt its provisions for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period earnings per share (EPS) data presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS. The implementation of SFAS No. 128 is not expected to have a material effected on the EPS data presented by the Company.

3.  SUBSEQUENT EVENTS

    In January 1997, the Company received formal notification of termination, effective April 6, 1997, of its manufacturing agreement related to the manufacture of the Company's SPINPRO-Registered Trademark- product. The Company has established a $100,000 reserve as of December 31, 1996 for the costs that it expects to expense in relation to the relocation of SPINPRO manufacturing operations, equipment and personnel. In April of 1997, the Company acquired the molds, production equipment and inventory from the prior manufacturer, as required by the manufacturing agreement, for approximately $364,000. This transaction was financed in part by approximately $325,000 from a capital equipment leasing facility entered into after the end of the quarter with an institutional lender (the "Facility").

    The Facility provides credit for equipment purchases with $725,000 of immediately available funds and an additional $775,000 once the Company has met certain objectives, including an infusion of additional equity capital. The Company received gross proceeds of $375,000 under the Facility in April 1997 to purchase the SPINPRO molds and equipment plus other laboratory equipment.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion and analysis should be read in conjunction with the preceding consolidated financial statements and notes in this Form 10-QSB.

OVERVIEW

    The Company develops diagnostic and laboratory products and provides laboratory services primarily in the fields of cardiovascular disease and osteoporosis laboratory testing. The Company's strategy is to focus on the development of cost-effective, non invasive diagnostic tests and improved laboratory techniques in order to achieve early diagnosis, prevention, and therapeutic monitoring. The Company plans to (i) finalize development and commercialize a patented skin patch product that measures bone loss markers in human perspiration (the "Osteopatch-TM-"); (ii) expand its specialty reference laboratory business; (iii) evaluate the feasibility of non invasive testing using SalivaSac-Registered Trademark-, its patented saliva collection device; and (iv) find a partner to explore and develop new applications and market opportunities for the SPINPRO-Registered Trademark- product, its sample preparation device used to perform certain laboratory tests.

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

    Through March 31, 1997, the Company had an accumulated deficit of $11,427,912 which included a one-time charge of $6,374,884 for the value of purchased research and development expenses relating to the Company's merger with BioQuant and a one-time charge of $428,368 relating to a prior merger involving PBI in 1995.

    The following discussion reflects the consolidated activity of PBI-Delaware and its wholly owned subsidiaries, PBI and BioQuant, from June 28, 1996 forward. Prior to June 28, 1996 the financial statements show the consolidated activity of PBI-Delaware and PBI only because BioQuant was accounted for as a purchase.

RESULTS OF OPERATIONS:

Comparison of periods ending March 31, 1997 and March 31, 1996

Rounded to Nearest
 Thousand Dollars    Three   Nine
  from Financials    Months Months

Revenues:
Ending 3/31/97      $ 649  $ 1,874    The growth in revenues resulted from
Ending 3/31/96      $ 404  $ 1,228    an increase in the number and size of
Dollar variance     $ 244    $ 645    clinical trials on new pharmaceutical
Percent variance       60%      53%   products and diagnostic devices.

Laboratory expenses:
Ending 3/31/97      $ 462  $ 1,216    The increase is related directly  to the
Ending 3/31/96      $ 266    $ 832    growth in revenue. The Company has
Dollar variance     $ 196    $ 384    added several key laboratory personnel
Percent variance       74%      46%   to manage the increased level of
                                      activity.

Diagnostic research and product
development:

Ending 3/31/97      $ 291    $ 724    The increase is primarily  due to the
Ending 3/31/96      $ 111    $ 508    inclusion of the costs of BioQuant's
Dollar variance     $ 180    $ 216    Osteopatch-TM- and SalivaSac-Registered
Percent variance     163%      43%    Trademark- development which is not
                                      included in the prior year.

General and administration expenses:
Ending 3/31/97      $ 397    $ 947    The increase is primarily attributable
Ending  3/31/96     $ 176    $ 489    to the inclusion of 1997 BioQuant expenses
Dollar variance     $ 221    $ 458    which are not contained in the prior
Percent variance     126%      94%    year.


Total operating expenses:
Ending 3/31/97    $ 1,151  $ 3,208    Cost increases are primarily due to
Ending 3/31/96      $ 553  $ 1,829    growth in revenues and inclusion of
Dollar variance     $ 598  $ 1,378    BioQuant activities.
Percent variance     108%      75%

Rounded to Nearest
 Thousand Dollars   Three   Nine
  from Financials  Months  Months

Total other income (expense):
Ending 3/31/97      $ 63      $ 63     The current periods include interest
Ending 3/31/96       $ 1     $ (14)    income earned from investing net IPO
Dollar variance     $ 62      $ 77     proceeds.
Percent variance   6423%       N/A

Net loss:
Ending 3/31/97    $ (439)  $(1,271)    Net losses have increased over the
Ending 3/31/96    $ (147)   $ (615)    prior year as described above. The
Dollar  variance  $ (292)   $ (656)    Company expects normal operating losses
Percent variance    198%      107%     to increase further as research and
                                       development activities associated with
                                       the Osteopatch-TM- increase.

LIQUIDITY AND CAPITAL RESOURCES

    The Registration Statement pertaining to the initial public offering of the Company was declared effective by the Securities and Exchange Commission on October 29, 1996. Gross proceeds from the public offering were $8,075,000. The Company will use the majority of the net proceeds from the offering (approximately $7 million) for the product development activities relating to the Osteopatch-TM- and for funding the growth of its central reference laboratory operations. The Company used part of the proceeds to repay debt.

    In January 1997, the Company received formal notification of termination, effective April 6, 1997, of its manufacturing agreement related to the manufacture of the Company's SPINPRO-Registered Trademark- product. The Company has established a $100,000 reserve as of December 31, 1996 for the costs that it expects to expense in relation to the relocation of SPINPRO manufacturing operations, equipment and personnel. In April of 1997, the Company acquired the molds, production equipment and inventory from the prior manufacturer, as required by the manufacturing agreement, for approximately $364,000. This transaction was financed in part by approximately $325,000 from a capital equipment leasing facility entered into after the end of the quarter with an institutional lender (the "Facility").

    The Facility provides credit for equipment purchases with $725,000 of immediately available funds and an additional $775,000 once the Company has met certain objectives, including an infusion of additional equity capital. The Company received gross proceeds of $375,000 under the Facility in April 1997 to purchase the SPINPRO molds and equipment plus other laboratory equipment.

    The Company has taken over SPINPRO-Registered Trademark- manufacturing with no disruption in production by renting production space for $3,000 per month on a month to month basis from the former manufacturer. The expected relocation of SPINPRO-Registered Trademark- manufacturing may disrupt production while new manufacturing arrangements are finalized, however, such temporary disruption is not anticipated to have a material effect on the Company's operations or financial condition.

    Successful future operations depend primarily upon the Company's ability to complete development of the Osteopatch-TM- product, obtain FDA clearance, and achieve successful product commercialization. Although the number of people at risk of osteoporosis is large in both the United States and worldwide, there can be no assurance that the Company will be able to meet its objective to develop and commercialize a cost effective osteoporosis related diagnostic product. The risks facing the Company include the ability to obtain regulatory approval which is dependent upon such factors as the results of clinical trials, the discretion of regulatory officials, and potential changes in regulations, all of which may be beyond the control of the Company. In addition, successful commercialization of any product will be dependent upon market acceptance, competition, technological change, and dependence on collaborators for research, development and marketing assistance.

    The Company's future operations also depend on its ability to grow a profitable reference laboratory operation. Although the Company has increased laboratory revenues, is currently operating the laboratory at a profit and has established cardiovascular and osteoporosis expertise, there can be no assurances that the Company will be able to continue such growth or maintain profitability on contracts for laboratory services. In addition, contracts are entered into for a specified period (usually less than a year) but can be canceled at any time. Accordingly, the laboratory operation is dependent on a few large contracts and the Company's ability to replace such contracts upon expiration or termination, of which there can be no assurance.

    The Company expects to continue to incur significant operating losses for at least two years due to anticipated increases in research and development activities associated with the Osteopatch-TM- product, establishment of a marketing program for the reference laboratory and general and administrative expenses.

    The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that the net proceeds of the IPO, together with projected revenues from operations, will be sufficient to satisfy its contemplated cash requirements for approximately eighteen months from November 1996, the effective date of the IPO. The preceding sentence is a forward-looking statement of management's beliefs based on, among other things, assumptions made by, and information currently available to management, including management's' own knowledge and assessment of the Company's industry, competition and current regulatory environment. Such forward-looking statements involve risk and uncertainties that could cause actual results to differ materially. For instance, the adequacy of the Company's available cash equivalents and revenue from operations to sustain current and anticipated levels of operations are subject to a number of variables including maintaining and increasing existing laboratory revenues and profitability, the level and timing of research and development costs necessary to obtain FDA clearance of products under development, and the costs and timing associated with commercial production and marketing of such products. If adequate funds are not available through increased revenues or existing cash flows, the Company may have to seek alternate sources of financing, which may include debt or equity or a combination of both. However there can be no assurance that such external sources of funding will be available on terms favorable to the Company, in which event, the Company may be required to delay, scale back or eliminate one or more of its research and development programs, including but not limited to the development of the Osteopatch-TM-, or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or potential products that the Company would not otherwise relinquish.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS        -   Not Applicable.

ITEM 2 - CHANGES IN SECURITIES    -   Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES    -   Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -  Not Applicable.

ITEM 5 - OTHER INFORMATION        -   Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a) (27.1) Financial Data Schedule.

  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:    May 13, 1997


/s/PAUL G. KANAN                       President, Chief Executive
----------------                       Officer and Director
Paul G. Kanan



/s/PETER B. LUDLUM                     Vice President, Chief Financial
------------------                     Officer and Accounting Officer
Peter B. Ludlum