Form 10KSB
period 1997-06-30
PACIFIC BIOMETRICS INC
filed 1997-09-29
CIK 1020475

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE  ACT OF 1934

   For the fiscal year ended  June 30, 1997    Commission File Number  0-21537
                             --------------                           --------

                            PACIFIC BIOMETRICS, INC.
--------------------------------------------------------------------------------
         (Exact name of small business issuer specified in its charter)


                  Delaware                             93-1211114
--------------------------------------------------------------------------------
      (State or other jurisdiction of     (IRS Employer Identification Number)
       incorporation or organization)

                1370 Reynolds Avenue, Suite 119, Irvine, CA 92614
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                   714-263-993
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:
      Common Stock, $.01 par value per share        Redeemable Common Stock
                                                       Purchase Warrants



Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days.   Yes
( X )     No  (  )

Indicate by check mark if the disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended June 30, 1997 were $2,788,570.

As of September 25, 1997 there were 3,705,522 outstanding shares of common stock, par value $0.01 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on September 25, 1997 based on the average bid and asked price on such date was $9,383,806.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-KSB is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1997 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrants fiscal year.

      Traditional Small Business Disclosure Format:    Yes (  )    No ( X )

                            PACIFIC BIOMETRICS, INC.

                              INDEX TO FORM 10-KSB





PART 1                                                                      Page
                                                                            ----

ITEM 1  - BUSINESS........................................................   3

ITEM 2  - PROPERTIES......................................................  14

ITEM 3  - LEGAL PROCEEDINGS...............................................  14

ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  14


PART II

ITEM 5  - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.........................................................  15

ITEM 6  - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND PLAN OF OPERATION....................  15

ITEM 7  - FINANCIAL STATEMENTS............................................  19

ITEM 8  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES............................  19


PART III

ITEM 9  - DIRECTORS AND OFFICERS OF THE REGISTRANT........................  20

ITEM 10 - EXECUTIVE COMPENSATION..........................................  20

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND  MANAGEMENT.................................................  20

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  20

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K................................  20

                                     PART I

ITEM 1  - BUSINESS

GENERAL

   Pacific Biometrics, Inc. ("PBI-Delaware" or the "Company") was incorporated in Delaware in May 1996. PBI-Delaware was formed in connection with the acquisition of BioQuant, Inc. ("BioQuant"), a Michigan corporation, and Pacific Biometrics, Inc. ("PBI"or "PBI-WA"), a Washington corporation. On June 28, 1996, the Company completed the mergers whereby BioQuant and PBI-WA became wholly-owned subsidiaries of the Company in separate stock-for-stock exchange transactions.

   In 1993, BioQuant acquired a license to utilize skin patch technology for use in the field of osteoporosis. In 1995, BioQuant acquired rights to antibodies specific to biochemical markers of bone loss for use with the skin patch technology. The Company has focused its efforts on developing a product, Osteopatch-TM-, that the Company believes will become a useful indicator of bone loss leading to osteoporosis.

   The Company's BioQuant subsidiary was founded in 1985 and conducted extensive research and development, mostly funded by government grants, relating to various immunoassays. In 1989, BioQuant patented a device known as the SalivaSac-Registered Trademark- that facilitates the collection of saliva without contamination from enzymes, food particles, mucopolysaccharides, blood, and other particulate matter.

   The Company's PBI-WA subsidiary was founded in 1989 and operates a specialty reference laboratory based in Seattle, WA. In January 1995, PBI-WA merged with one of its former clients, Merchant House Scientific, Inc. This merger enabled PBI-WA to offer its first disposable product to the laboratory testing market, SPINPRO-Registered Trademark-, a sample preparation device which simplifies and improves the methods for performing certain kinds of tests in the laboratory setting.

   The synergies among PBI-WA and BioQuant, through the technical expertise and research capabilities of their respective personnel, have expedited current development of the Osteopatch-TM- product and the development of SalivaSac-Registered Trademark- diagnostic applications. Additionally, the Company anticipates that its laboratory facilities will be positioned to capture a significant portion of the analysis revenues which will be associated with the Osteopatch-TM- product.

   CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-KSB are forward-looking statements that involve risks and uncertainties. The following sections contain forward-looking statements of management's beliefs based on, among other things, assumptions made by, and information currently available to management, including management's own knowledge and assessment of the Company's industry, competition and current regulatory environment. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially.

BUSINESS OVERVIEW

   The Company is a development stage company engaged in the research and commercialization of non-invasive diagnostic products for the detection and management of chronic disease. In addition, the Company operates a premier reference laboratory for measurement of disease risk factors such as cholesterol for coronary heart disease.

   The Company's core technologies relate to the concept of using human sweat or saliva as the diagnostic medium. Many diagnostic analytes found in blood are also found in sweat and saliva. The traditional diagnostic fluids for the past 100 years have been blood and urine. This has been the case partly due to the lack of sample collection and processing technology that could make other fluids such as sweat and saliva viable diagnostic options. One of the distinguishing features of the Company as compared to other development stage companies is its level of diversification. Besides having more than one product and technology, the Company also has a successful clinical trial reference lab.

   The Company's focus is to (i) finalize development and commercialize the Osteopatch-TM-; (ii) expand its specialty reference laboratory business; and
(iii) evaluate the feasibility of non-invasive glucose testing using SalivaSac-Registered Trademark-.

   OSTEOPOROSIS. The human body and its major organs are supported and protected by a matrix of connective tissues. Major connective tissue systems in the body include bone, cartilage, tendons and skin. The body's principal connective tissue systems are bone and cartilage. Major diseases and disorders affecting bone and cartilage include osteoporosis, Paget's disease, cancers that metastasize to bone, osteoarthritis and other disorders. Many of these diseases and disorders can be disabling, can affect the quality of life, and can eventually lead to death.

   Bone is a dynamic tissue that is continually regenerated and remodeled. This process consists of bone formation and resorption (loss) and is necessary to maintain skeletal integrity. Between 10 percent and 20 percent of the adult skeleton is replaced each year by the remodeling process. From childhood to early adulthood, bone formation exceeds resorption, causing bone mass to increase. After reaching peak bone mass between the ages of thirty and forty, bone resorption begins to exceed formation, and both men and women experience a slow, age-related phase of bone loss, lasting for the rest of their lives. Many women also experience an accelerated phase of bone loss for several years following menopause, primarily due to the cessation of estrogen production.

   Bone resorption occurs when cells called "osteoclasts" excavate small pits throughout the bone. This process is followed by bone formation, in which cells called "osteoblasts" produce and deposit bone collagen to fill the pits excavated by the osteoclasts. Remodeling takes place continuously throughout the skeleton, at multiple locations and in different phases at the same time. The osteoclastic and osteoblastic processes produce fragments of collagen and other proteins, which are released into the bloodstream and eventually appear in other bodily fluids, including urine and perspiration.

   In general, the bone resorption and formation processes are tightly coupled and balanced. When this process becomes unbalanced or exaggerated, bone disease occurs. Additionally, certain drugs or medications can have an adverse side effect of increasing bone loss.

   Osteoporosis is a disease characterized by low bone mass and a deterioration of the structural integrity of bone, which significantly increases the risks of bone fractures, primarily of the spine, hip, wrist and pelvis, and of back pain and spinal deformity. There are three basic forms of osteoporosis: (i) postmenopausal osteoporosis; (ii) age-associated osteoporosis, affecting men and women over the age of seventy; and (iii) idiopathic osteoporosis, affecting premenopausal women and middle-aged men and of unknown cause. In addition, there is a related condition known as secondary osteoporosis, in which bone loss results from an identifiable agent or disease, such as certain gastrointestinal diseases or the use of steroids to treat autoimmune diseases.

   By far the most common form of osteoporosis is postmenopausal osteoporosis, which accounts for approximately 80 percent of the individuals who suffer from osteoporosis. Postmenopausal osteoporosis typically begins to affect women within fifteen to twenty years after menopause as a result of an accelerated rate of bone resorption related to an estrogen deficiency caused by menopause.

   Osteoporosis is widespread and represents a major health care problem. An estimated 28 million Americans and more than 75 million people worldwide suffer from osteoporosis. In the U.S. alone, approximately 1.5 million hip and other bone fractures occur each year as a result of osteoporosis. Many of the elderly women and men who incur these fractures are confined to wheelchairs or have to enter nursing homes as a result and may also suffer additional complications.

   According to the National Osteoporosis Foundation, forty percent of all women in the U.S. will have at least one fracture by the age of seventy. Expenditures related to osteoporosis currently exceed $14 billion annually in the U.S. and $10 billion in Europe with such costs expected to triple by the year 2020 resulting from the expected increase in the aged population. The Company believes that delaying the onset of severe osteoporosis could reduce the incidence of fractures and thereby result in treatment cost savings and improved quality of life.

   THERAPEUTIC OPTIONS. Treatment exists to prevent continued bone loss, but as yet there is no effective treatment to restore bone mass in individuals with advanced osteoporosis.

   Estrogen replacement therapy, calcium supplementation and exercise are used to prevent or at least forestall continued bone loss. In the U.S., estrogen replacement therapy is the treatment of choice for women with postmenopausal osteoporosis. Recent studies suggest that estrogen replacement therapy is required for a minimum of seven years following menopause (and possibly for life) in order to provide protection against osteoporosis.

   Estrogen replacement therapy has a number of potential side effects, including increased risk of endometrial cancer, possibly increased risks of breast and other cancers, and increased risks of gallbladder disease. As a result, approximately 70 percent of American women taking estrogen (which is prescribed for a number of purposes, including the treatment of menopausal symptoms and the prevention of cardiovascular disease) stop doing so after the first year of use. In addition, recent studies have suggested that the standard dosage is inadequate to stop bone loss in approximately 15 percent of the women using estrogen replacement therapy.

   The effective use of estrogen replacement therapy is hampered because there is no effective means of monitoring the rate of bone loss at relatively short intervals in order (i) to enable patients to decide whether the efficacy of treatment outweighs the risks of its side effects and (ii) to determine the approximately 15 percent of the women using estrogen replacement therapy for whom the standard dosage is inadequate and serves only to expose them to the side effects of therapy without its benefits.

   A number of pharmaceutical companies worldwide are currently developing other drugs for the treatment of osteoporosis. Most of these new drugs are designed to stop bone resorption, although some effort is directed toward agents that will stimulate bone growth. Many of these drugs are in various stages of pre-clinical and clinical trials in the U.S., Europe and Japan, and some of them are expected to become commercially available in the next two years. For example, Merck & Co., Inc. ("Merck") received U.S. Food and Drug Administration ("FDA") approval in October 1995 for their new bisphosphonate drug, Fosamax-Registered Trademark-. The bisphosphonates act to stop bone resorption and are expected to increase the need for diagnostic testing in order to identify those patients who are losing bone rapidly, and to verify that the dose prescribed is adequate to stop bone loss in a particular patient. Eli Lilly & Co. and Procter & Gamble also have new drugs in Phase III clinical trials.

   DIAGNOSIS. Osteoporosis is a "silent" disease in which rapid bone loss occurs years, and even decades, before clinical symptoms appear. Diagnosis of osteoporosis frequently occurs only at the time of a bone fracture.

   At present, bone densitometry involving quantitative computed tomography (in the case of the vertebrae) and dual-energy absorptiometry (in the case of the spine and hip), is used to measure the amount of bone loss in order to diagnose osteoporosis or to assess the risks of osteoporosis. Bone densitometry has a considerable limitation, however, because it does not permit a convenient measurement of the rate of bone loss. In order to evaluate the rate of bone loss, bone densitometry requires a baseline measurement and successive measurements over a period of one to two years in order to determine the changes in bone mass of a patient with actively progressing osteoporosis. These patients experience an average rate of bone loss of 2 to 4 percent per year. Measurements must be spread over an even longer period in order to measure rates of bone loss less than 2 to 4 percent annually.

   Because of the long period of time required to measure the rate of bone loss, the Company believes current bone densitometry techniques are not suitable for general screening of women in the early stages of menopause or for monitoring the efficacy of treatments for osteoporosis. More recently, biochemical markers have been identified that are reliable indicators of the rate of bone loss.

   In a diagnostic context, a biochemical marker is a chemical produced by the body whose presence is highly specific to a particular disease or condition. During the last five years, there has been considerable research devoted to developing a biochemical marker for bone resorption sufficiently sensitive to permit rates of resorption to be determined.

   Most research attention has been directed to four biochemical markers:
Pyridinoline ("Pyd"), Deoxypyridinoline ("Dpd"), N-telopeptide and C-telopeptide. All of these markers identify the presence of bone collagen fragments in body fluids. Collagen is the major protein component of bone. Collagen cross-links provide structural stability and insolubility to collagen and are released when collagen breaks down during bone resorption.

   All the markers appear highly specific to bone loss, although there is debate in the scientific community on the specificity of each marker. All the markers have been studied extensively in urine. These studies have shown that (i) the markers are released into the blood stream (and ultimately into urine, as the kidneys extract them as a waste) only when mature bone breaks down and not when new bone is formed, (ii) markers are not metabolized further once released into the blood stream and thus directly reflect bone resorption and (iii) marker levels are not affected by diet (e.g. foods containing collagen).

   In addition to biochemical markers for resorption, markers have been discovered for bone formation. These include certain molecules that are released into the blood as a result of osteoblastic activity, such as alkaline phosphatase and osteocalcin.

   Research suggests that urine tests may not provide the most accurate information concerning resorption, particularly because urine test results reflect only a "snapshot" of the patient's bone marker levels which may be affected by many external variables such as exercise, hormone levels and medications. Studies have indicated that urine tests to detect signs of resorption are subject to variations in excess of 30 percent, much too high to be considered a predictor of risk of osteoporosis. Such variability limits the utility of urine tests to measuring the effectiveness of resorption-blocking drugs during treatment only after osteoporosis has been conclusively diagnosed by other means. This high variability rate could be avoided by using multiple urine samplings over a twenty-four hour period, but at high cost and inconvenience to the patient. To date, no effective blood serum test for bone markers is commercially available, although several are under development. The Company believes that the Osteopatch-TM- provides a solution to the wide variations experienced in urine sampling, resulting in a more accurate measurement of bone loss, which in turn will improve the ability to detect subtle changes in bone resorption, and, when compared to control group standards, identify individuals who are losing bone rapidly and are subject to increased risk of fracture due to osteoporosis.

   THE COMPANY'S OSTEOPATCH-TM-

   The Company holds exclusive worldwide rights to the use of a transdermal perspiration collection device, the Osteopatch-TM-, for measuring bone loss that may assist in the detection of osteoporosis. Eleven patents have been issued to the inventors of this device, one patent has been granted to the Company and four additional patents are pending. The Osteopatch-TM- is designed for extended wear (e.g. several days) and is particularly useful in capturing biochemical markers via continuous collection from perspiration over an extended time period. The Company will be measuring markers of bone resorption (loss) from perspiration as an early indicator of bone loss. Since bone metabolism is known to vary during the day and from day-to-day, the Company believes the Osteopatch-TM- will enable the Company to reduce this variation and thereby be able to distinguish a disease state of bone loss from normal biological variations due to physical exertion, fluctuating hormone levels and other factors. Along with the patented collection device, the Company has exclusive rights to patented antibodies that are specific to known biochemical markers of bone loss. The Company is developing a proprietary, highly sensitive immunoassay that can measure the bone loss markers in human perspiration.

   The Company has under development a skin patch test to measure both Pyd and Dpd in perspiration as a screening, monitoring and early diagnostic test for osteoporosis. Pyd and Dpd are well known biochemical markers of bone resorption that have been characterized by numerous clinical studies and publications from around the world. These markers have been reported in the scientific literature to be highly specific to the breakdown of bone collagen and sensitive to diseases and therapies affecting bone metabolism and in one recent study, predictive of osteoporosis associated fractures. The Company has exclusive rights, relating to bone resorption in human perspiration, to use patented antibodies for these markers owned by Metra BioSystems, Inc. ("Metra"), a developer and marketer of bone loss urine tests. The Company expects to introduce its Osteopatch-TM- test in the U.S. and possibly abroad in 1998, following completion of its immunoassay and clinical trials, which introduction is subject to approval or clearance by the FDA.

   The skin patch test is expected to provide patient convenience, ease of laboratory collection and processing, and superior accuracy. The Company believes that the "ease of use" of the Osteopatch-TM- will make it attractive to the "point of care" testing market. Point of care testing occurs in the physician's office, outpatient sites and in the patient's home. The Company believes that the point of care testing marketplace will grow substantially over the next several years.

   It is the Company's strategy to develop alliances and distribution agreements with organizations that either currently market to the point of care testing marketplace or are positioning themselves for this marketplace, including pharmaceutical companies, diagnostic distributors, and consumer health related entities. The Company has had numerous discussions with many entities and intends to establish strategic relationships after it has filed its 510(k) application with the FDA.

   The Company has also received inquiries from distributors outside the U.S. and will continue to explore the international marketplace for its products. On August 12, 1997, the Company announced an agreement with Segix Italia for a market and technical evaluation of the OsteopatchTM diagnostic system for the Italian market. At the end of this evaluation agreement, Segix Italia, S.p.A. ("Segix") has an option for an exclusive long term supply and distribution agreement, for the Italian market.

   On August 25, 1997, the Company announced that it had successfully completed pilot clinical studies with its OsteopatchTM non-invasive skin patch for potential use in the management of osteoporotic disease. With the successful completion of its pilot studies, the Company has recruited medical centers across the U.S. for its main Clinical Utility Study. The results of the study will be used to support the Company's 510(k) notification application with the FDA. A combined total of over 300 subjects may be evaluated, and this study is estimated to take three to four months. Based on discussions with the FDA, the Company believes the Osteopatch will be reviewed under the Class II medical devices category and will require a 510(k) notification application. This FDA review is expected to take up to 6 months to complete. There can be no assurance that the Company's 510(k) notification application will be accepted or that the review process will be completed in a timely manner, either of which events could have a material adverse effect on the Company.

   The Company believes that the education of physicians, patients, and insurers about the long term benefits of early diagnosis and treatment of bone disorders is important to the success of the Company's products. As managed care becomes increasingly more prevalent in the U.S., emphasis on disease prevention should increase along with the demand for early and cost-effective diagnostic tests. This emphasis on preventive health care along with the availability of advanced drug therapies for osteoporosis from pharmaceutical companies will continue to increase the need for cost-effective diagnostic devices that detect osteoporosis and monitor the effectiveness of drug therapies.

   LABORATORY OPERATIONS

   The Company has a fully equipped 6,000 square feet laboratory in Seattle, Washington that supports clinical trials and product development in the diagnostics and pharmaceutical industries. This facility provides full service laboratory analysis, development of reference methods, protocol development, data management and consulting services to a large number of clients. The Company is planning to relocate the Seattle laboratory to a 14,800 square feet facility that is currently being renovated. The move is scheduled for the second quarter of fiscal 1998.

   The Company's laboratory has supported numerous Phase I through IV pharmaceutical clinical trials as well as diagnostic product clinical trials. The Company's expertise in lipid analysis includes in-house Centers for Disease Control ("CDC") reference methodologies for total cholesterol, LDL cholesterol, HDL cholesterol and triglycerides. Research and routine methodologies include quantitation of lipids and lipoproteins by different techniques such as fractionation by ultracentrifugation, electrophoresis, chemical precipitation and various immuno assays. The Company's scientists have been extensively involved at the national level in developing guidelines for lipid measurements and method improvement. Many of the current standard lipid methods have been developed at the

Company, including the current CDC Designated Comparison Method for HDL cholesterol.

   In the emerging field of osteoporosis laboratory assessments, the Company has developed a complete test menu for bone metabolism, including the serum markers of bone formation, the urinary markers of bone resorption, and several related tests involving measurement of hormones and other substances.

   The key services that the Company provides to the diagnostics industry are conducting laboratory analysis including contract research to assist in product development, providing reference materials to assess quality of products in research and development and manufacturing stages, providing proficiency testing and standardization services, supporting diagnostic clinical trials as a central specialty laboratory and clinical trial manager, and consulting for regulatory, strategic, and technical issues related to successful product development.

   In both the pharmaceutical and diagnostic market segments, the Company's central laboratory services are highly regarded for the training and skills of its scientists and support personnel, the techniques used for laboratory testing, the quality control measures employed and the Company's ability to manage complex data efficiently and creatively for its clients.

   In addition to expansion of the Company's reference laboratory services, the Company also expects that its laboratory operations will increase concurrently with the introduction of the Osteopatch-TM- and that its revenues will increase proportionately with market acceptance of the Osteopatch-TM-, since the perspiration collected from the Osteopatch-TM- must be analyzed in a laboratory setting. It is expected that the Company's laboratory in Seattle, Washington will conduct a significant portion of the analysis related to the Osteopatch-TM-product. The reputation of the laboratory for quality, the consistency of doing all testing from a single laboratory and the inherent advantages of the Osteopatch-TM- technology are all expected to contribute to physician acceptance of test results in this emerging new field. Strategically, since the Company will supply its own assay to use with the Osteopatch-TM-, the Company will have characteristics of both a diagnostic test kit manufacturer and a clinical laboratory. This will be an unique combination in the osteoporosis field that will enable the Company to compete effectively against both clinical laboratories and diagnostic manufacturers since the Company should benefit from higher profit margins by providing both services.

   SALIVASAC-REGISTERED TRADEMARK-

   Saliva is a useful body fluid for diagnostic purposes but is difficult to handle in the laboratory because it contains mucopolysaccharides, particulate matter, blood contamination, enzymes and other large molecules. These substances tend to complicate the processing of saliva, which must be frozen or centrifuged, and often interfere with sensitive assays used to measure analytes of medical interest. The Company has a patented saliva collection and processing device called the SalivaSac-Registered Trademark-. The SalivaSac-Registered Trademark- is a small device consisting of a semipermeable outer membrane and containing a small quantity of a substance such as salt or sugar that acts as an osmotic driver. When the device is placed in the mouth it rapidly fills with saliva that is filtered as it passes through the semipermeable membrane. The resulting fluid is clear, easy to use, and does not contain interfering substances. Based on preliminary studies conducted by the Company and others, this product has numerous potential applications including therapeutic drug monitoring, detection of drugs of abuse, measurement of hormones and analytes of infectious disease.

   The Company is also researching applications of this technology for diabetes. One application, supported by a National Institute of Health ("NIH") Small Business Innovative Research ("SBIR") grant involves the measurement of saliva glucose as a non-invasive substitute for blood glucose. While previous attempts by others to correlate saliva glucose with blood glucose have been unsuccessful, the Company has had encouraging preliminary results using the SalivaSac-Registered Trademark- device as it appears to exclude substances that interfere with accurate glucose measurements. The Company is proceeding with research on saliva glucose and has an application pending for a Phase II NIH SBIR grant.

   In addition to developing applications for the SalivaSac-Registered Trademark-, the Company will seek to license the SalivaSac-Registered Trademark-to others for applications in markets that the Company does not intend to serve itself. The Company does not believe that any products developed using SalivaSac-Registered Trademark- will be available for regulatory approval or test marketing prior to the end of fiscal 1998.

   In July 1997, the Company signed a letter of intent outlining research collaboration terms with a small privately held company, which has strip assay technology to support the continued development of a non-invasive glucose test. Subject to definitive documentation and final negotiation of terms the Company will have exclusive use of their technology for diabetes testing in saliva.

   In September 1997, the Company was awarded a $98,000 SBIR grant to research non-invasive tests for cholesterol in saliva.

   SPINPRO-REGISTERED TRADEMARK-

   The Company has licensed a patented technology that simplifies the preparation of serum samples for tests requiring a separation step prior to obtaining an analytical result. This technology incorporates the functions of precise sample measurement, sample separation and reagent dispensing in a specially designed, multiple chamber sample tube. This low cost, disposable device enables the accurate and controlled processing of complex tests requiring a pretreatment step by relatively unskilled laboratory personnel. The Company has named this new technology "SPINPRO-Registered Trademark-" and has registered the name as a Company trademark.

   The Company has introduced its first SPINPRO-Registered Trademark- product to the market in the form of a device that facilitates the testing of HDL cholesterol. A test that previously required tedious off-line preparation in most laboratories is now greatly facilitated by using the Company's SPINPRO-Registered Trademark- technology. Since the introduction of this product alternate advanced technology has been used by competitors to develop other methods of testing HDL cholesterol thereby increasing competition.

   This device is distributed by Sigma Diagnostics ("Sigma"), a large distributor of diagnostic reagents and products to laboratories in the U.S. and several European countries. In order to maintain its exclusive distribution rights, Sigma must purchase the following minimum quantities in the first three years of the contract: 1.25 million units, 2.75 million units and 4.00 million units, respectively. Sigma has not purchased units in these quantities but the Company at this time has not elected to notify Sigma of loss of exclusivity.

   The Company was required to make a minimum royalty payment in June 1996 under the SPINPRO-Registered Trademark- license agreement in order to maintain exclusivity of the technology. The Company elected not to make such payment and believes that the loss of exclusivity, of which the Company has not yet been notified, will not have a material adverse effect on the business or prospects of the Company.

   Production of SPINPRO-Registered Trademark- units is currently suspended as a result of the termination of a manufacturing agreement with the Company's prior supplier of the SPINPRO-Registered Trademark- product (see Management's Discussion and Analysis of Financial Condition and Results of Operations (" MD& A")). The expected relocation of SPINPRO-Registered Trademark- manufacturing may further disrupt production while new manufacturing and supply arrangements are negotiated, however, such disruptions are not anticipated to have a material effect on the Company's operations or financial condition, since SPINPRO-Registered Trademark- revenues have not been material to date. The Company is investigating other applications of its SPINPRO-Registered Trademark-technology, alternate methods of distribution and joint venture opportunities.

   OTHER PRODUCTS

   In September 1997, the Company announced that it had signed a letter of intent with Sudormed, Inc. ("Sudormed") and Sudor Partners, the licensors of the skin patch for applications of measuring bone loss markers in sweat which is the basis for the Company's Osteopatch-TM- system. The letter of intent provides for the acquisition by the Company of an exclusive world-wide license to all applications for use of the skin patch technology except for those relating to alcohol and drugs of abuse which have been previously licensed to another company. The parties have until December 31, 1997 to enter into a definitive agreement and complete due diligence. If the acquisition of this license is consummated, the Company intends to examine the potential for the sweat patch technology in areas such as cardiovascular disease, cancer and pediatrics.

BUSINESS STRATEGY

   The Company's strategy is to focus on the development of cost-effective, convenient diagnostic tests and improved laboratory techniques that support the objectives of early diagnosis, prevention and therapeutic monitoring. Critical to this strategy is focusing the development of new products in certain disease areas. The Company, therefore, will strive to be a leader in testing relating to common, chronic diseases of an aging population, which ensures a large and growing population for the next two to three decades. Additionally, the Company anticipates that it will build on its leadership reputation in laboratory testing and methods in the fields of coronary heart disease and osteoporosis by aggressively seeking new clinical trial support business from developers of new therapeutics and diagnostics in these fields, and continue to maintain leadership in these areas through the support of methods standardization and proficiency testing. Over time, if feasible, the Company anticipates that it will build similar capabilities and expertise in diabetes and arthritis testing and therapeutic monitoring by seeking a role in clinical trials of new products and technology developed by others.

   The Company plans to establish the Osteopatch-TM- as a leading collection and diagnostic device for risk assessment and management of therapy for osteoporosis and to develop applications for the SalivaSac-Registered Trademark- to aid in the treatment of diabetes and other ailments. This strategy includes educating physicians and other healthcare professionals, forming strategic marketing and distribution alliances with established market leaders to establish and then expand market share for the Osteopatch-TM-, maintaining a strong proprietary position for its products and technology, expanding laboratory operations and continuing research and development of its products and technologies.

MATERIAL CONTRACTS

   The Company has the exclusive rights to certain patents, which it believes substantially covers the Osteopatch-TM- technology as it relates to osteoporosis applications. Pursuant to the terms of the Company's license agreement with Sudor Partners, the Company is required to pay royalties to Sudor Partners. The Company is required to make minimum royalty payments in the amount of $15,000 each calendar quarter. The license terminates automatically if the Company should fail to make a royalty payment on the date due. The license is also terminable in the event (i) of a failure to perform any conditions of the license agreement, (ii) the Company becomes insolvent or institutes bankruptcy proceedings, (iii) the Company's assets are seized or attached, (iv) of a failure to make timely royalty payments and (v) of termination of the supply agreement discussed below. Upon termination, Sudor Partners acquires title to any improvements to the patented technology and to any registrations or approvals of governmental agencies, such as the FDA, relating to products that incorporate the patented technology. The Company is currently in compliance with all obligations under the license agreement.

   The supply agreement between the Company and Sudormed, an affiliate of Sudor Partners, provides that Sudormed will manufacture the Osteopatch-TM- for the Company. Sudormed currently subcontracts manufacture of the patch technology to The 3M Company. In the event certain specified minimum purchases are not met by the Company, the license agreement will become non-exclusive. The Company is required to purchase a minimum of 100,000 Osteopatch-TM- units prior to March 31, 1998. The required minimum purchase amount increases each year through March 31, 2001, when 2,000,000 units must be purchased. Sudor Partners has the right to change the price for units in the event that its direct costs of manufacturing the units changes.

   Excluding Japan, the Company is the exclusive worldwide licensee of antipyridinium crosslinks antibody technology, which is used in the quantitative measurement of pyridinium crosslinks in all body fluids, from Metra for use in sweat. The license will convert to a nonexclusive license upon the earlier of
(i) seven years from the first commercial sale of products incorporating the licensed technology, or (ii) February 15, 2005. The Company is required to pay a royalty per patient report. The license is terminable (A) upon a material breach of the license agreement, (B) upon dissolution or liquidation of the Company, or (C) the Company's failure to invest either (i) $100,000 annually in the research and development of the licensed technology prior to its submission for FDA approval or (ii) $40,000 annually in the research and development of the licensed technology subsequent to its submission for FDA approval. Under the license agreement, Metra receives a royalty-free, non-exclusive license to use improvements made by the Company to the Metra anti-body technology. The Company is currently in compliance with its obligations under this license agreement.

   The Company had contracted with an outside supplier to manufacture its SPINPRO-Registered Trademark- HDL product. The Company is obligated under the manufacturing agreement to reimburse the supplier for certain costs incurred to produce the product, such as molds and equipment. In January 1997, the Company received formal notification of termination, effective April 6, 1997, of its agreement related to the manufacture of the Company's SPINPRO-Registered Trademark- product. In April 1997, the Company acquired the molds, production equipment and inventory from the prior manufacturer, as required by the manufacturing agreement, for approximately $364,000 (see MD & A).

   The Company has entered into an agreement with Sigma whereby Sigma has the exclusive right to distribute the SPINPRO-Registered Trademark- HDL device in the U.S. and certain European countries and (except for Physician Sales and Service) throughout the rest of the world on a non-exclusive basis. The agreement, set to expire October 26, 1998, is automatically renewable for successive one year terms unless either party otherwise notifies the other of its intention to terminate. The agreement is terminable in the event (i) of a failure to observe any material term of the agreement, (ii) either party becomes insolvent or (iii) if either party is ordered or resolves to windup or liquidate its business. The Company is currently in compliance with all obligations under this Agreement.

LICENSED PATENTS AND PROPRIETARY RIGHTS

   The Company's success will depend in part on its ability to obtain patent protection for its products both in the U.S. and other countries. The patent positions of biotechnology and pharmaceutical firms are generally uncertain and involve complex legal and factual questions. No consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. While the Company's licensor is currently prosecuting its patent applications, the Company does not know whether any application will result in the issuance of a patent or, if any patent is issued, whether claims ultimately allowed thereunder will provide significant proprietary protection or will be invalidated.

   The commercial success of the Company will also depend in part on not infringing patents or proprietary rights of others, and not breaching licenses granted to the Company. The Company may be required to obtain licenses to third-party technology necessary to conduct the Company's business. Any failure by the Company to license, at a reasonable cost, any technology required to commercialize its technologies or products would have an adverse impact on the Company.

   Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to the Company's licensor or to determine the scope and validity of other parties' proprietary rights. If the outcome of any such litigation is adverse to the Company, the Company's business could be adversely affected. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the U.S. Patent Office or similar proceedings in foreign patent offices, which could result in substantial cost to the Company and may result in an adverse decision as to the priority of the inventions licensed to the Company. The Company believes there will continue to be significant litigation in the industry regarding patent and other intellectual property rights.

   The Company also relies upon unpatented trade secrets. Others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company's trade secrets or disclose such technology. The Company requires its employees and consultants to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the Company. The agreement provides that all confidential information developed by or made known to an individual during the course of the employment or consulting relationship generally must be kept confidential. In the case of employees, the agreement provides that all inventions conceived by the individual while employed by the Company are the Company's exclusive property. These agreements may not provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

GOVERNMENT REGULATION

   The development, testing, manufacturing and marketing of the Company's products are regulated in the U.S. by the FDA. The testing for, preparation of, and subsequent FDA review of required applications is expensive, lengthy and uncertain. Moreover, regulatory approval, if granted, can include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable regulations can result in fines, suspensions of approvals, product seizures, injunctions, recalls, operating restrictions and criminal prosecutions. Delays in receipt of or failure to receive clearances or approvals for the products of the Company would adversely affect the marketing of such products and the results of future operations.

   Distribution of the Company's products outside the U.S. will also be subject to regulation which varies from country to country. Japan requires the submission of clinical data in a manner analogous to the requirements of the FDA. France requires the submission of clinical data with local content. The regulatory requirements in all countries, however, are subject to change. In addition, the export by the Company of certain of its products that have not yet been cleared for domestic, commercial distribution may be subject to export restrictions imposed by U.S. regulatory agencies.

   Diagnostic products marketed in the U.S. are required to obtain FDA clearance. The Company intends to seek FDA clearance for the Osteopatch-TM- in the form of a 510(k) "device" premarket notification procedure to demonstrate "substantial equivalence" to a legally marketed product. Clinical test data will be required to demonstrate substantial equivalence. The Company believes that its 510(k) notification will be acted upon favorably and quickly, although there can be no assurance that this will be the case. The Company's belief is based on (i) the fact that the FDA has already cleared the skin patch as a collection device and may be expected to clear the Osteopatch-TM- as a collection device for Pyd and Dpd and (ii) the fact that the FDA has cleared Metra's 510(k) submissions for its immunoassay test kits to measure Pyd and Dpd levels in "first morning void" urine samples. If the Company is able to demonstrate a correlation between Pyd and/or Dpd levels in perspiration and measurable physiologic changes in patients, the Company believes that its osteoporosis product can be shown to be substantially equivalent to medical devices (i.e., diagnostic kits for measurement of Pyd and/or Dpd levels in urine) which the FDA has already cleared for marketing and thus qualifies for the 510(k) notification procedure. Furthermore, there can be no assurance that the FDA will not request the development of additional data following the original submission, causing the Company to incur further cost and delay. Nor can there be any assurance that the FDA will not restrict the intended use of the product as a condition for clearance. In addition, the Company's promotional and educational activities regarding its diagnostic products must comply with evolving FDA policies and regulations regarding acceptable product promotion practices.

   If the FDA concludes that a device is not substantially equivalent to another legally marketed device, submission of a pre-market approval ("PMA") application will be required. If the FDA indicates that a PMA is required for the products of the Company, the application will require the results of clinical studies and manufacturing information, and likely review by a panel of experts outside of the FDA. Clinical studies would need to be conducted in accordance with FDA requirements. The failure to comply would result in the FDA's refusal to accept the data or the imposition of regulatory sanctions. FDA review of a PMA can take significantly longer than that for a 510(k) notification. Further, if a company wishes to propose modifications to a product subsequent to FDA approval under a PMA application, including changes in indications or other significant modifications to labeling, or modifications to the manufacturing process, or if a company wishes to change its manufacturing facility, a PMA supplement must first be submitted to the FDA for its review and approval.

   The FDA also requires the Company to manufacture its products in compliance with current Good Manufacturing Practices ("GMP") regulations which govern the procedures, controls and documentation used in manufacturing the Company's products. The FDA ensures GMP compliance through periodic facility inspections. Accordingly, the manufacturer of the components of the Company's products must comply with these requirements.

   The Company's laboratory business is subject to federal regulation by the Department of Health and Human Services ("HHS") and the FDA. Under the Clinical Laboratory Improvements Amendments of 1988 and regulations promulgated thereunder, the Company's laboratory must maintain a certificate of compliance with the regulatory requirements applicable to the types of clinical testing performed by the laboratory. These regulatory requirements govern the laboratory's test methods, quality control procedures and proficiency, and may be enforced through inspections and proficiency testing by HHS or its designee. Under the FDA's Good Laboratory Practices regulations, the Company's laboratory must comply with regulations promulgated by the FDA that govern testing procedures and quality control procedures relating to non-clinical testing performed in support of applications for research or marketing permits regulated by the FDA. These regulations may be enforced through inspections by the FDA. The Company believes it is in substantial compliance with all government requirements it is subject to.

COMPETITION

   The Company expects to experience intense competition from companies developing biochemical markers with clinical applications for bone resorption. The Company anticipates that it will face intense competition in attempting to establish market share. There can be no assurance that the competitive positions of these competitors or of other companies will not be enhanced significantly through collaborative arrangements with large pharmaceutical companies, other companies or academic institutions. The Company's competitors may succeed in developing, obtaining patent protection for, receiving FDA and other regulatory approvals for, or commercializing products more rapidly than the Company. If the Company is successful in commercializing its products, it will be required to compete, with respect to manufacturing efficiency and marketing capabilities, in areas that it has limited expertise. The Company also competes in acquiring products or technology from universities. Furthermore, rapid technological development could result in actual or proposed technologies, products or processes of the Company becoming obsolete prior to successful commercialization.

   Certain diseases and disorders targeted by the Company's products can be diagnosed and monitored using existing imaging technologies, such as dual-energy X-ray absorptiometry ("DEXA") and new ultrasound technologies are under development. The Company believes that current imaging systems serve a different function than products that test for biochemical markers, since the Company's products can identify a patient's rate of bone loss, while DEXA measures a patient's existing bone mineral density at a specific moment in time. In addition, these bone mineral density techniques are relatively expensive and availability can be limited, especially in rural areas. Two of the leading companies in this field are Lunar Corporation and Hologic, Inc.

   Other companies that measure bone loss through bone markers include Metra and Ostex, which have allied themselves with larger diagnostic and pharmaceutical companies. These companies and their strategic alliances have greater financial, marketing, and other resources than the Company. The Company's products will have to compete based on technological superiority, usefulness in commercial versus clinical environments, ease of patient use, accuracy of results and price. There can be no assurance that the Company will be able to effectively compete based on the foregoing factors.

MAJOR CUSTOMERS

   Each contract for laboratory services is negotiated separately with the pharmaceutical manufacturer or research organization and is usually limited to a specific project with limited duration. The cancellation of any contracts with existing customers or the failure to replace such contracts upon expiration or termination could have a material adverse effect on the Company's laboratory operations. One customer individually accounted for approximately 35.9 percent of the Company's total sales in fiscal 1997 and another customer individually accounted for approximately 29.5 percent of the Company's total sales in fiscal 1996. Sales to the Company's five largest customers represented approximately
76.8 percent and 63.0 percent of total sales in fiscal 1997 and fiscal 1996, respectively. As the Company's laboratory operations grow, the Company expects that its dependence on any one or group of customers will diminish.

EMPLOYEES

   As of June 30, 1997, the Company employed thirty-one persons, including twenty-seven full time and four part time.

RESEARCH AND DEVELOPMENT EXPENDITURES

   Research and development expenditures were $1.1 million for the year ended June 30, 1997 and $0.5 million for the year ended June 30, 1996. Research and development expenditures for the period from inception have been $2.4 million. In addition, $6.4 million of expense was recorded in 1996 for the value of purchased in-process research and development related to the merger with BioQuant.

ITEM 2  - PROPERTIES

   The Company's executive offices are located at 1370 Reynolds Avenue, Irvine, California and its laboratory facilities are located at both the Irvine, California location and in Seattle, Washington. The Company leases approximately 3,570 square feet of office and laboratory space in Irvine, California pursuant to a one year lease, at an annual rental of $32,130, which expires on September 30, 1997. The Company also leases approximately 7,500 square feet of office space that includes approximately 6,000 square feet of laboratory space in Seattle, Washington pursuant to a five year lease at an annual rental of $121,093, which expires on September 30, 1997. The Company is arranging to stay in its Irvine facility on a month to month basis and is currently seeking alternate facilities which will be adequate for its expected levels of operations.

   The Company has leased a new facility in Seattle which has approximately 14,800 square feet pursuant to a ten year lease at an average annual rental of $238,000, which expires on September 30, 2007. The facility, currently being renovated, will be ready for occupancy in the second quarter of fiscal 1998. A security deposit of $100,000 has been placed in an interest bearing account in the Company's name, with interest earned accruing to the Company. This amount has been classified as restricted cash on the accompanying consolidated balance sheet.

ITEM 3  - LEGAL PROCEEDINGS

   The Company is not a party to any material legal proceedings. However, the former manufacturer of SPINPRO-Registered Trademark- has demanded arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO-Registered Trademark-. The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 1997.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

   The Common Stock of the Company began trading in October 1996 (subsequent to the initial public offering) on the Nasdaq Small Cap Market under the symbol "PBMI" and under "PBMIW" for the Warrants. Prior to the offering in October 1996, no established public trading market existed. The following table sets forth the high and low sales prices for the Common Stock and the Warrants for the fiscal periods indicated as reported by Nasdaq. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not necessarily reflect actual transactions.

                                       COMMON STOCK           WARRANTS
                                       ------------           --------
                                      HIGH       LOW        HIGH     LOW
                                      ----       ---        ----     ---
Second Quarter ended 12/31/96         5 1/2     2 7/8        3/8     1/8
Third Quarter ended 3/31/97           4 3/8     1 7/8       7/16     1/8
Fourth Quarter ended 6/30/97          2 7/8     1 1/2        3/8    5/32

   The per share closing sales price of the Common Stock was 3 5/8 and the closing sales price of the Warrants was 9/16 as reported by Nasdaq on September 25, 1997. As of September 25, 1997 the Company had in excess of 800 beneficial holders and 131 record holders of the Common Stock and had in excess of 600 beneficial holders and 5 record holders of the Warrants. At this time the Company does not pay a dividend and does not plan to in the immediate future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION

   The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes in this Form 10-KSB.

OVERVIEW

   On June 28, 1996, the Company completed the mergers whereby BioQuant and PBI-WA became wholly-owned subsidiaries of the Company in stock-for-stock exchanges. The merger with BioQuant was treated as a purchase by PBI-WA for accounting purposes in accordance with generally accepted accounting principles ("GAAP"). As a result of this transaction, the Company's results of operations for the year ended June 30, 1996, as reported in the financial statements included elsewhere in this annual report, include only the operations of PBI-WA. The Company's results of operations for the year ended June 30, 1997 include both wholly-owned subsidiaries, PBI-WA and BioQuant.

   In January 1995, Pacific Biometrics, Inc., a Washington corporation ("Old PBI") and Merchant House Scientific, Inc. ("MHS") were merged into PBI/MHS Consolidation Corporation, a Washington corporation ("PBI/MHS"), which was treated as a purchase of old PBI by MHS for accounting purposes in accordance with GAAP. As a result of that transaction, the Company's results of operations for the year ended June 30, 1995, as reported in the inception-to-date information, include only five months of the results of operations of Old PBI whereas fiscal 1996 results include a full year of the merged entities.

   As a result of the mergers described above, the Company operates a reference laboratory that services the pharmaceutical and medical diagnostics industries, produces a disposable HDL cholesterol testing device and is currently developing the Osteopatch-TM- diagnostic product. The Company is also conducting research relating to the feasibility of developing products utilizing SalivaSac-Registered Trademark-.

   To date, the Company's revenues have consisted primarily of fees charged by the laboratory for services provided to customers, a nominal amount of sales from the SPINPRO-Registered Trademark- HDL cholesterol testing device, and U.S. Government grants awarded to the Company under the NIH SBIR programs to support research activities.

   Expenses consist, and are expected to continue to consist, primarily of operating expenses necessary to conduct the commercial laboratory operation, research and development costs for products under development, administration expenses and payment of license and royalty fees to acquire and maintain the Company's intellectual property rights.

   As of June 30, 1997, the Company had an accumulated deficit of $11,734,611 which included a one-time charge of $6,373,884 for the value of purchased research and development expenses relating to the Company's merger with BioQuant and a one-time charge of $428,368 relating to a prior merger involving PBI-WA in 1995.

RESULTS OF OPERATIONS:

   The following table compares the periods ending June 30, 1997 and June 30, 1996 as shown in the attached financial statements and shows the same periods and on a proforma basis with 1996 BioQuant results for informative purposes:

-------------------------------------------------
         Rounded to         Actuals    Proforma
        the Nearest          w/o 96     with 96
   Thousand Dollars from    BioQuant   BioQuant
         Financials         Results     Results
-------------------------------------------------

  Revenues:
-------------------------------------------------
  Ending 6/30/97            $ 2,789     $ 2,789   The growth in revenues
------------------------------------------------- resulted from an increase
  Ending 6/30/96            $ 1,657     $ 1,662   in the number and size of the
------------------------------------------------- laboratory's clinical trial
  Dollar variance           $ 1,132      $1,127   contracts.
-------------------------------------------------
  Percent variance              68%         68%
-------------------------------------------------

  Laboratory expenses and cost of sales:
-------------------------------------------------
  Ending 6/30/97           $ 1,711      $ 1,711   Costs increased less than the
------------------------------------------------- increase in revenue due to
  Ending 6/30/96           $ 1,364       $1,364   improved economics of scale,
------------------------------------------------- investment in labor saving
  Dollar variance            $ 347        $ 347   technology and a higher mix of
------------------------------------------------- specialty services.
  Percent variance             25%          25%
-------------------------------------------------

  Diagnostic research and product development:
-------------------------------------------------
  Ending 6/30/97           $ 1,087      $ 1,087   The 133% increase is primarily
------------------------------------------------- due to the inclusion of
  Ending 6/30/96             $ 467        $ 976   BioQuant's Osteopatch-TM- and
------------------------------------------------- SalivaSac-Registered
  Dollar variance            $ 620        $ 111   Trademark- development costs
------------------------------------------------- which are not included in
  Percent variance            133%          11%   the prior year financials.
-------------------------------------------------

  General and administrative expenses:
-------------------------------------------------
  Ending 6/30/97           $ 1,575      $ 1,575   The 51% increase is primarily
------------------------------------------------- attributable to the inclusion
  Ending 6/30/96           $ 1,041      $ 1,377   of 1997 BioQuant expenses
------------------------------------------------- which are not contained in the
  Dollar variance            $ 534        $ 198   prior year financials and
------------------------------------------------- additional costs of being a
  Percent variance             51%          14%   publicly-held company.
-------------------------------------------------

  Total other income (expense):
-------------------------------------------------
  Ending 6/30/97             $ 107        $ 107   The 296% increase is due
------------------------------------------------- to interest income earned from
  Ending 6/30/96              $ 27        $ 118   IPO proceeds and BioQuant
------------------------------------------------- grant income not contained in
  Dollar variance             $ 80       $ (11)   prior year financials.
-------------------------------------------------
  Percent variance            296%        (9%)
-------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

   The Registration Statement pertaining to the initial public offering ("IPO") of the Company was declared effective by the Securities and Exchange Commission on October 29, 1996. Gross proceeds from the public offering were $8,075,000. The Company is using the net proceeds from the offering (approximately $6.3 million) for product development activities relating to the Osteopatch-TM-, for funding the growth of its central reference laboratory operations, and also used approximately $1.2 million to repay debt (see notes to Financial Statements) and for working capital.

   Prior to the IPO, the Company financed its operations through a combination of equity, bank debt, advances from related parties, and two bridge loans which were made immediately prior to the IPO. In June 1996, the Company completed its First Bridge Loan financing of $250,000. This loan bore interest at the rate of 14% and was paid in full with funds from the Company's Second Bridge Loan financing. The Company issued 50,000 warrants in connection with this financing. In July 1996, the Company completed additional financing in the form of a Second Bridge Loan of $1,000,000. This loan bore interest at 14% was paid in full with funds from the Company's IPO. The Company issued 250,000 warrants in connection with this financing.

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

   In January 1997, the Company received formal notification of termination, effective April 6, 1997, of its agreement related to the manufacture of the Company's SPINPRO-Registered Trademark- product. The Company has established a $100,000 reserve as of December 31, 1996 for the costs that it expected to incur in relation to the relocation of SPINPRO-Registered Trademark- manufacturing operations, equipment and personnel. As of June 30, 1997, the Company has a reserve of $83,000 related to SPINPRO-Registered Trademark-.

   In April 1997, the Company acquired the SPINPRO-Registered Trademark- molds, production equipment and inventory from the prior manufacturer, as required by the manufacturing agreement, for approximately $364,000. This transaction was financed in part by approximately $325,000 from a capital equipment leasing facility entered into with Transamerica Business Credit Corporation, an institutional lender (the "Facility").

   The Facility provides credit for equipment purchases up to $1,500,000 with $725,000 of immediately available funds and an additional $775,000 for equipment purchases once the Company has met certain objectives. The Company received gross proceeds of $376,808 under the Facility as of June 30, 1997 which was used to purchase the SPINPRO-Registered Trademark- molds and equipment plus other laboratory equipment. In July 1997, Transamerica increased the portion of the $1,500,000 facility that is immediately available to $1,000,000 from $725,000.

   In August 1997, the Company announced an agreement with Segix for a market and technical evaluation of the Company's OsteopatchTM diagnostic system for the Italian market. At the end of this evaluation agreement, Segix has the option to exercise an exclusive long term supply and distribution agreement with PBI for the Italian market. If Segix exercises its option to execute the supply and distribution agreement it will give the Company access to the Italian market through Segix's 70 person direct sales force.

   In September 1997, the Company announced that it had signed a letter of intent with Sudormed, Inc. and Sudor Partners which would provide to the Company an exclusive world-wide license to all applications (except for those relating to alcohol and drugs of abuse) of the skin patch technology. Subject to due diligence and execution of definitive agreements by December 31, 1997, the Company will pay Sudor Partners $2.8 million over a fifteen month period, which includes a lump-sum payment of $1.6 million due December 31, 1998. The definitive agreement will also provide more favorable terms for the Company regarding the price, royalty and minimum purchases related to the existing Osteopatch-TM- supply agreement with Sudormed.

   In July 1997, the Company signed a letter of intent outlining research collaboration terms with a small privately held company which has strip assay technology to support the continued development of a non-invasive glucose test. Subject to definitive documentation and final negotiation of terms the Company will have exclusive use of their technology for diabetes testing in saliva.

   In September 1997, the Company was awarded a $98,000 SBIR grant to research non-invasive tests for cholesterol in saliva.

   The Company assumed SPINPRO-Registered Trademark- manufacturing with no disruption in production by renting production space for $3,000 per month on a month to month basis from the former manufacturer. On June 15, 1997 after utilizing certain key inventory components purchased from the former manufacturer and making shipments to customers to meet their requirements, the Company suspended production at the former manufacturer's location and placed all SPINPRO-Registered Trademark- equipment and inventory in storage to await potential relocation to a new facility. Relocation of SPINPRO-Registered Trademark- manufacturing may further disrupt production while new manufacturing and supply arrangements are negotiated, however, such disruptions are not anticipated to have a material effect on the Company's operations or financial condition, since SPINPRO-Registered Trademark- revenues have not been material to date, and may not be material in the future.

   The Company expects to continue to incur significant operating losses for at least two years due to anticipated increases in research and development activities associated with the Osteopatch-TM- product, establishment of a marketing program for the reference laboratory and general and administrative expenses.

   The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that the net proceeds of the IPO, together with projected revenues from operations, and debt arrangements will be sufficient to satisfy its contemplated cash requirements for the 1998 fiscal year. The Company is actively working to raise additional funds through equity or debt arrangements to cover longer term requirements.

   The adequacy of the Company's available cash equivalents and revenue from operations to sustain current and anticipated levels of operations are subject to a number of variables including maintaining and increasing existing laboratory revenues and profitability, performance of products in clinical trials, the level and timing of research and development costs necessary to obtain FDA clearance of products under development, the costs and timing associated with commercial production and marketing of such products, the execution of definitive agreements with key partners, intensified competition, third party reimbursement, and technology obsolescence prior to successful commercialization.

   While management does not currently anticipate an issue related to funding, if adequate funds are not available through increased revenues or existing cash flows, the Company may have to seek alternate sources of financing, which may include debt or equity or a combination of both. However there can be no assurance that such external sources of funding will be available on terms favorable to the Company, in which event, the Company may be required to delay, scale back or eliminate one or more of its research and development programs, including but not limited to the development of the Osteopatch-TM-, or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or potential products that the

Company would not otherwise relinquish, or require substantial dilution or changes in shareholder rights in order to raise additional funds.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

   In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires companies to adopt its provisions for fiscal years beginning after December 15, 1997, including interim periods, and requires restatement of all prior period earnings per share ("EPS") data presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS.
The implementation of SFAS No. 128 is not expected to have a material effected on the EPS data presented by the Company.

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The implementation of SFAS No. 130 is not expected to have a material effect on the Company's results of operations.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997 and requires restatements of earlier periods presented, established standards for the way that a public enterprise reports information about key revenue-producing segments in the annual financials statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The implementation of SFAS No. 131 is not expected to have a material effect on the Company's current reporting.

ITEM 7  - FINANCIAL STATEMENTS

    The required financial statements appear at the end of this report, and are incorporated herein by reference. See index to consolidated financial statements at page F-1.

ITEM 8  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1997.

ITEM 10 - EXECUTIVE COMPENSATION

   Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1997.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1997.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1997.

ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits are listed on the Index to Exhibits at the end of this report. The exhibits required by Item 601 of Regulation S-B are listed on such Index in response to this Item and are incorporated herein by reference.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                            PACIFIC BIOMETRICS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
     Report of Independent Accountants..................................   F - 2
     Consolidated Balance Sheet as of June 30, 1997.....................   F - 3
     Consolidated Statements of Operations for the years ended
       June 30, 1997 and 1996, and for the period from inception
       (December 1992) to June 30, 1997.................................   F - 4

     Consolidated Statements of Cash Flows for the years ended
       June 30, 1997 and 1996, and for the period from inception
       (December 1992) to June 30, 1997.................................   F - 5

     Consolidated Statements of Stockholders' Equity for the
       period from inception (December 1992) to June 30, 1997...........   F - 7

     Notes to Consolidated Financial Statements.........................   F - 8

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
Pacific Biometrics, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheet of Pacific Biometrics, Inc. (a company in the development stage) as of June 30, 1997, and the related consolidated statements of operations and cash flows for the years ended June 30, 1997 and 1996, and for the period from inception (December 1992) to June 30, 1997, and the consolidated statement of stockholders' equity for the period from inception (December 1992) to June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Biometrics, Inc. as of June 30, 1997, and the consolidated results of its operations and its cash flows for the years ended June 30, 1997 and 1996, and for the period from inception (December 1992) to June 30, 1997, in conformity with generally accepted accounting principles.

                                                  COOPERS & LYBRAND L.L.P.

Newport Beach, California
September 26, 1997

                            PACIFIC BIOMETRICS, INC.
                      (a company in the development stage)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1997



                                     ASSETS
Current assets:
  Cash and cash equivalents                                     $2,916,695
  Short term investments, net of unamortized
    discount of $26,890                                            973,110
  Accounts receivable, net of allowance for doubtful
    accounts of $31,280                                            469,315
  Inventory                                                         25,789
  Prepaid expenses                                                 166,186
                                                             -------------
    Total current assets                                         4,551,095
Property and equipment, net                                        667,483
Other assets:
  Technology license                                               101,562
  Prepaid financing costs                                           12,000
  Restricted cash                                                  100,000
  Deposits and other                                                 8,679
                                                             -------------
    Total assets                                                $5,440,819
                                                             -------------
                                                             -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to related parties                              $  252,413
  Accounts payable                                                 192,396
  Accrued payroll related and other liabilities                    358,963
  Advances from customers                                          118,434
  Capital lease obligations                                        217,434
                                                             -------------
    Total current liabilities                                    1,139,640
                                                             -------------

Capital lease obligations - long term portion                      229,982
                                                             -------------

Commitments and contingencies (Note 12)

Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
    authorized, no shares issued and outstanding
  Common stock, $0.01 par value, 30,000,000 shares
    authorized, 3,705,522 shares issued and outstanding             37,055
  Additional paid-in capital                                    15,768,753
  Deficit accumulated during the development stage            (11,734,611)
                                                             -------------
    Total stockholders' equity                                   4,071,197
                                                             -------------
    Total liabilities and stockholders' equity                  $5,440,819
                                                             -------------
                                                             -------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, AND FOR THE PERIOD
                 FROM INCEPTION (DECEMBER 1992) TO JUNE 30, 1997


                                                                             For the Period
                                                                             from Inception
                                                                             (December 1992)
                                                                               to June 30,
                                                    1997           1996           1997
                                                    ----           ----         --------
Laboratory testing revenues and
consulting fees                                $  2,788,570    $  1,657,280   $  5,012,682
                                               -------------- -------------- --------------

Operating expenses:
  Laboratory and cost of goods sold               1,710,808       1,363,624      3,575,486
  Research and product development                1,086,596         467,074      2,413,528
  General and administrative                      1,575,266       1,041,023      3,974,123
  Manufacturing relocation expense                  100,000                        100,000
  Purchased in-process research and
     product development                                          6,373,884      6,373,884
  Amortization of goodwill                                                         428,368
                                               -------------- -------------- --------------
     Total operating expenses                     4,472,670       9,245,605     16,865,389
                                               -------------- -------------- --------------
Operating loss                                   (1,684,100)     (7,588,325)   (11,852,707)
                                               -------------- -------------- --------------
Other income (expense):
  Interest expense                                 (145,835)        (39,852)      (211,849)
  Interest income                                   147,940           5,588        153,528
  Grant and other income                            104,766          61,726        176,417
                                               -------------- -------------- --------------
                                                    106,871          27,462        118,096
                                               -------------- -------------- --------------
Net loss                                       $ (1,577,229)   $ (7,560,863)  $(11,734,611)
                                               -------------- -------------- --------------
                                               -------------- -------------- --------------

Net loss per share                                 $   (.51)      $   (5.89)     $   (9.58)
                                               -------------- -------------- --------------
                                               -------------- -------------- --------------
Number of shares used in per share
calculation                                       3,081,516       1,284,285      1,224,791
                                               -------------- -------------- --------------
                                               -------------- -------------- --------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, AND FOR THE PERIOD
                 FROM INCEPTION (DECEMBER 1992) TO JUNE 30, 1997


                                                                               For the Period
                                                                               from Inception
                                                                               (December 1992)
                                                    1997           1996       to June 30, 1997
                                                    ----           ----       ----------------
Cash flows from operating activities:
  Cash received from customers                 $  2,401,838    $  1,686,710    $  4,606,925
  Cash paid to suppliers and employees           (4,314,726)     (2,443,706)     (8,686,661)
  Grants, interest and other income received        252,706          67,315         329,946
  Interest paid                                    (145,835)        (39,853)       (211,850)
                                               -------------- --------------   --------------
    Cash used by operations                      (1,806,017)       (729,534)     (3,961,640)
                                               -------------- --------------   --------------

Cash flows from investing activities:
  Cash acquired in connection with mergers                           31,200         221,698
  Purchases of technology licenses                                                 (100,000)
  Advances to BioQuant prior to acquisition,
   net                                                             (145,000)       (145,000)
  Capital expenditures                             (136,897)        (18,592)       (198,392)
  Organization costs                                                 (5,000)         (5,000)
  Deposits and other                                  7,940                           3,238
  Purchase of short-term investments               (973,110)                       (973,110)
                                               -------------- --------------   --------------
    Cash used by investing activities            (1,102,067)       (137,392)     (1,196,566)
                                               -------------- --------------   --------------

Cash flows from financing activities:
  Common stock sold for cash                      8,085,005         360,000       9,548,905
  Cost of equity issuances                       (1,790,290)                     (1,790,290)
  Common stock option exercise proceeds              26,503                          26,503
  Proceeds (repayments) with related parties       (146,198)        464,461         713,765
  Proceeds (repayment) of First Bridge Loan        (250,000)        250,000
  Repayment of bank borrowings                     (175,967)        (62,105)       (246,616)
  Proceeds from Second Bridge Loan                1,000,000                       1,000,000
  Repayment of Second Bridge Loan                (1,000,000)                     (1,000,000)
  Prepaid financing costs                            18,000         (30,000)        (12,000)
  Transfer to restricted cash                      (100,000)                       (100,000)
  Payments on capital lease obligations             (35,172)        (18,534)        (65,366)
                                               -------------- --------------   --------------
    Cash provided by financing activities         5,631,881         963,822       8,074,901
                                               -------------- --------------   --------------

Increase in cash and cash equivalents             2,723,797          96,896       2,916,695
Cash and cash equivalents:
  Beginning of period                               192,898          96,002
                                               -------------- --------------   --------------
  End of period                                $  2,916,695    $    192,898    $  2,916,695
                                               -------------- --------------   --------------
                                               -------------- --------------   --------------


                                                      PACIFIC BIOMETRICS, INC.
                                                (A COMPANY IN THE DEVELOPMENT STAGE)
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, AND FOR THE PERIOD
                                           FROM INCEPTION (DECEMBER 1992) TO JUNE 30, 1997

                                                                                                               For the Period
                                                                                                               from Inception
                                                                                                               (December 1992)
                                                                            1997              1996            to June 30, 1997
                                                                            ----              ----            ----------------
Reconciliation of Net Loss to Net Cash
 Used by Operating Activities:
  Net loss                                                           $   (1,577,229)    $    (7,560,863)       $  (11,734,611)
  Purchased in-process research and
    product development expense                                                               6,373,884             6,373,884
  Amortization of goodwill                                                                                            428,368
  Common stock issued for services                                          220,800             466,026               767,326
  Reserve for relocation of manufacturing                                   100,000                                   100,000
  Services provided for subscription
    receivable                                                                                                         55,556
  Depreciation and amortization                                              79,665              29,992               144,307
  Amortization of technology license                                         62,500              11,111               162,500
  Changes in operating accounts:
    Accounts receivable                                                    (216,903)             22,789              (312,093)
    Other receivables                                                        31,200              (9,946)               37,751
    Supplies                                                                 (5,952)             15,063                   719
    Prepaid expenses                                                       (165,925)             14,308              (167,459)
    Accounts payable and accrued
      liabilities                                                          (164,344)            (99,781)              240,780
    Deferred compensation                                                                        22,496                34,996
    Advances from customers                                                (169,829)            (14,613)              (93,664)
                                                                     -----------------   ----------------   -------------------
      Cash used by operations                                         $  (1,806,017)      $    (729,534)      $    (3,961,640)
                                                                     -----------------   ----------------   -------------------
                                                                     -----------------   ----------------   -------------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO JUNE 30, 1997



                                                                                           Additional   Development
                                                      Common Stock         Subscription       Paid-in         Stage
                                                  Shares       Amount        Receivable       Capital       Deficit        Total
                                                  ------       ------        ----------       -------       -------        -----
Common stock issued for cash at
  inception (December 1992)                       511,862   $     5,119   $   (245,000)  $    494,881                $   255,000
Common stock issued for cash                       46,920           469                       603,431                    603,900
Cash received in satisfaction of
  subscription receivable                                                      283,578                                   283,578
Common stock issued in connection with
  purchase of technology license and services      62,561           569        (55,556)        54,987
Stockholder loans converted to equity                                                         634,963                    634,963
Services provided in satisfaction of
  subscription receivable                                                       16,978                                    16,978
Common stock issued for services
  and loan guarantees                              47,867           479                        80,021                     80,500
Common stock issued in connection with
  acquisition of Pacific Biometrics, Inc.
  (a Washington corporation)                      189,061         1,891                       143,109                    145,000
Conversion from $0.01 to no par value
  common stock                                                2,011,392                    (2,011,392)
Net loss                                                                                               $ (2,596,519)  (2,596,519)
                                                ---------   -----------      ---------     ----------  ------------  -----------
Balance, june 30, 1995                            858,271     2,019,919                                  (2,596,519)    (576,600)
Common stock issued for cash                       45,500       360,000                                                  360,000
Common stock issued for services                  135,080       466,026                                                  466,026
Issuance of $0.01 par value common stock in
  exchange for no par value common stock in
  connection mergers                                         (2,835,556)                    2,835,556
Common stock issued in connection
  with acquisition of BioQuant                    700,364         7,003                     5,919,997                  5,927,000
Net loss                                                                                                 (7,560,863)  (7,560,863)
                                                ---------   -----------      ---------     ----------  ------------  -----------
Balance, June 30, 1996                          1,739,215        17,392                     8,755,553   (10,157,382)  (1,384,437)
Common stock issued for services                   64,000           640                       220,160                    220,800
Stockholder loans converted to common stock       142,274         1,423                       489,422                    490,845
Common stock issued for cash                        2,900            29                         9,976                     10,005
Initial Public Offering (IPO)                   1,700,000        17,000                     8,058,000                  8,075,000
Underwriter commissions and IPO costs                                                      (1,790,290)                (1,790,290)
Common stock issued for exercised options          57,133           571                        25,932                     26,503
Net loss                                                                                                 (1,577,229)  (1,577,229)
                                                ---------   -----------      ---------     ----------  ------------  -----------
Balance, June 30, 1997                          3,705,522     $  37,055       $      0   $ 15,768,753  ($11,734,611) $ 4,071,197
                                                ---------   -----------       --------   ------------  ------------  -----------
                                                ---------   -----------       --------   ------------  ------------  -----------


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

   Pacific Biometrics, Inc. ("PBI-Delaware" or the "Company") develops diagnostic and laboratory products and provides laboratory services in the fields of cardiovascular disease and osteoporosis laboratory testing. The Company's strategy is to focus on the development of cost-effective, non-invasive diagnostic tests and improved laboratory techniques in order to achieve early diagnosis, prevention, and therapeutic monitoring. The Company was incorporated in Delaware in May 1996. The Company conducts its business through its wholly-owned subsidiaries, Pacific Biometrics, Inc., a Washington corporation ("PBI-WA") and BioQuant, Inc., a Michigan corporation ("BioQuant"). On June 28, 1996, the Company completed the mergers (the "Mergers") whereby BioQuant and PBI-WA became wholly-owned subsidiaries of the Company in separate stock-for-stock exchange transactions.

   Except for the revenues from the laboratory and from the sale of the Company's cholesterol diagnostic product, all of the Company's potential products are currently in research and development, and no revenues have been generated to date. Consequently, the Company is a development stage enterprise.

   The majority of the outstanding stock of PBI-Delaware, after the Mergers, was owned by the former stockholders of PBI-WA and therefore the acquisition of PBI-WA was accounted for as a reverse acquisition. The merger with BioQuant was accounted for as a purchase transaction with PBI-WA as the acquirer of BioQuant. Therefore, financial results of BioQuant prior to June 28, 1996 are not included in the accompanying consolidated financial statements. All outstanding shares of stock, options and warrants of PBI-WA and BioQuant were exchanged for similar securities of PBI-Delaware.

   In January 1995, Pacific Biometrics, Inc., a Washington corporation ("Old PBI") and Merchant House Scientific, Inc. ("MHS") were merged into PBI/MHS Consolidation Corporation, a Washington corporation ("PBI/MHS"), which subsequently changed its name to Pacific Biometrics, Inc. The merger was accounted for as a purchase transaction with MHS as the accounting acquirer of Old PBI. Therefore, financial results of Old PBI prior to January 1995 are not included in the consolidated financial statements. MHS was incorporated in December 1992.

   On June 28, 1996, PBI-Delaware acquired BioQuant. This acquisition was accomplished through the issuance of three classes of common stock. All classes of common stock held equal voting rights; however, two classes of common stock were restricted as to their trading rights (the "restricted stock"). The right to trade the restricted stock was dependent on the Company's ability to achieve certain performance milestones. In July 1996, a majority of the Company's stockholders voted to convert all of the outstanding classes of common stock to a single class of common stock thereby eliminating any trading restrictions on the stock. The accompanying consolidated financial statements reflect all the outstanding common stock as a single class of stock as if the conversion had occurred as of the earliest period presented. A summary of the allocation of purchase price based on an independent appraisal is as follows:

Assets acquired:
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .     $   31,200
   Supplies. . . . . . . . . . . . . . . . . . . . . . . . .         10,616
   Property and equipment. . . . . . . . . . . . . . . . . .         18,197
   Technology license. . . . . . . . . . . . . . . . . . . .        164,062
   Other assets. . . . . . . . . . . . . . . . . . . . . . .          3,282
   Purchased in-process research and product development . .      6,373,884
                                                                 ----------
Total assets acquired. . . . . . . . . . . . . . . . . . . .      6,601,241
Liabilities assumed. . . . . . . . . . . . . . . . . . . . .        674,241
                                                                 ----------
                                                                 $5,927,000
                                                                 ----------
                                                                 ----------

   All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

   The purchased in-process research and product development had met several technical milestones during the development process, but at the date of acquisition clinical trials had not yet commenced. Consequently, the purchased in-process research and development had not yet reached technological feasibility, as defined by generally accepted accounting principles. In management's opinion, this technology had no alternative future use. Therefore, the amount was charged to expense in accordance with generally accepted accounting principles.

   In connection with the BioQuant merger, options and warrants to purchase BioQuant shares were converted to 491,535 options and 74,083 warrants to purchase shares of common stock of the Company at prices ranging from $.13 to $4.22 per share.

INITIAL PUBLIC OFFERING

   On November 4, 1996, the Company completed an initial public offering ("the IPO") of 1,700,000 "units" at $4.75 per unit. Each unit consisted of one share of common stock and one redeemable warrant. The IPO generated $6,284,710 in proceeds, net of underwriting commissions and other related expenses totaling $1,790,290.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

   Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at cost, which approximates market value.

SHORT-TERM INVESTMENTS

   At June 30, 1997, the Company's short-term investments consist of U.S. Treasury securities with contractual maturities of less than twelve months, and the carrying amount of these investments approximates market value. The Company has classified all of its investments in marketable debt securities as held-to-maturity, and accounted for these investments at amortized cost. Accordingly, no adjustment for unrealized holding gains or losses has been reflected in the accompanying financial statements.

INVENTORY

   Inventory consists of items used to calibrate test equipment or verify testing methods related to lipids, inventory related to saliva collection devices and finished SPINPRO-Registered Trademark- units. These items are recorded at the lower of estimated cost (weighted-average) or market.

RESTRICTED CASH

   During 1997, in connection with the signing of a new facility lease in Seattle, Washington, the Company is required to maintain $100,000 as a security deposit, throughout the term of the lease. This amount has been recorded as restricted cash on the accompanying consolidated balance sheet.

PROPERTY AND EQUIPMENT

   Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the useful lives of the related assets. Leasehold improvements are amortized over the terms of the respective leases. The cost and related accumulated depreciation of property or equipment sold or otherwise disposed of are removed from the accounts and the resulting gains or losses are included in the statement of operations.

LONG LIVED ASSETS

   The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" effective with its fiscal year ended June 30, 1997. SFAS No. 121 requires an entity to review long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment losses are recognized when the carrying amount of the asset exceeds the estimated fair value of the asset. There was no impact on the Company as a result of implementing SFAS No. 121.

TECHNOLOGY LICENSES

   The Company has an exclusive worldwide license for the use of a transdermal perspiration collection device for measuring bone loss. There is no license fee related to this agreement. The Company also has a license for the use of the SPINPRO-Registered Trademark- technology. The license fee of $100,000 related to this agreement has been fully amortized.

   The Company has licensed exclusive rights, related to bone resorption in human perspiration, to use patented anti-pyridinium crosslinks antibody technology (this is an exclusive worldwide license excluding Japan). Licensing fees have been recorded at cost and are being amortized over the estimated useful lives of the agreement of four years. The amount charged to expense in connection with amortizing these licensing fees was $62,500 and $11,111 for the years ended June 30, 1997 and 1996 respectively, and $162,500 for the period from inception to date.

CUSTOMER ADVANCES

   The Company receives advances from certain customers to perform consulting, laboratory services, and clinical studies. These advances are deferred and recognized as revenue in the period the related services are performed.

INCOME TAXES

   Deferred tax assets and liabilities are recorded for differences between the financial statement and tax bases of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

FINANCIAL INSTRUMENTS

   The carrying amounts of cash and cash equivalents approximate fair value due to the short-term maturities of these instruments. The carrying value of the Company's debt approximates their estimated fair values because the rates of interest on the debt approximate current interest rates for similar obligations with like maturities.

STOCK-BASED COMPENSATION

   The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for stock options granted to employees. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994.

REVENUE RECOGNITION

   The Company recognizes revenue in the period that the related services are performed, or products are shipped. Currently, the Company is in the development stage and derives revenues from laboratory services and sales of its cholesterol diagnostic product.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

   In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires companies to adopt its provisions for fiscal years beginning after December 15, 1997, including interim periods, and requires restatement of all prior period earnings per share ("EPS") data presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS.
The implementation of SFAS No. 128 is not expected to have a material effected on the EPS data presented by the Company.

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The implementation of SFAS No. 130 is not expected to have a material effect on the Company's results of operations.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997 and requires restatements of earlier periods presented, established standards for the way that a public enterprise reports information about key revenue-producing segments in the annual financials statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The implementation of SFAS No. 131 is not expected to have a material effect on the Company's current reporting.

NET LOSS PER SHARE

   Net loss per share is computed using the weighted-average number of common stock and common stock equivalent shares outstanding during the periods. Common equivalent shares from stock options and warrants are excluded from the computation if their effect is antidilutive, except that pursuant to the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common equivalent shares relating to stock options and warrants (using the treasury stock method and the anticipated offering price) issued subsequent to September 5, 1995, have been included in the computation for all periods presented prior to the Company's IPO.

USE OF ESTIMATES

   The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates and assumptions.

RECLASSIFICATIONS

   Certain reclassifications have been made to the consolidated statement of operations for 1996 and for the period from inception to date in order to conform to the 1997 presentation.

RISKS AND UNCERTAINTIES

   The Company's products require approvals from the Food and Drug Administration (FDA) and international regulatory agencies prior to commercialized sales. There can be no assurance that the Company's products will receive any of the required approvals. If the Company is denied such approvals or if such approvals are delayed, it would have a material adverse effect on the Company.

3.   CONCENTRATION OF CREDIT RISK

   The Company has cash deposits at U.S. banks and financial institutions which exceed federally-insured limits at June 30, 1997. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate non-performance.

   One customer individually accounted for approximately 35.9 percent of the Company's total sales in fiscal 1997 and another customer individually accounted for approximately 29.5 percent of the Company's total sales in fiscal 1996. Sales to the Company's five largest customers represented approximately
76.8 percent and 63.0 percent of total sales in fiscal 1997 and fiscal 1996, respectively. The Company reviews a customer's credit history before extending credit, and generally does not require collateral from customers. The Company establishes allowances for doubtful accounts when management believes the Company is exposed to credit risk.

   The Company relies on two vendors to supply licensed technology necessary for the Company's Osteopatch-TM- product. The Company has a contractual agreement with the suppliers and management does not feel the concentration exposes the Company to significant risk in the near term.


4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 1997:

Laboratory equipment . . . . . . . . . . . . . . . . . . . . . .    $ 147,297
Computer equipment . . . . . . . . . . . . . . . . . . . . . . .      114,223
Office furniture and equipment . . . . . . . . . . . . . . . . .       19,030
Leasehold improvements . . . . . . . . . . . . . . . . . . . . .       24,806
Equipment held under capital leases. . . . . . . . . . . . . . .      505,434
                                                                    ---------
Gross property and equipment . . . . . . . . . . . . . . . . . .      810,790
Less accumulated depreciation and amortization . . . . . . . . .     (143,307)
                                                                    ---------
Net property and equipment . . . . . . . . . . . . . . . . . . .    $ 667,483
                                                                    ---------
                                                                    ---------

5.  CAPITAL LEASES

   The Company leases laboratory and other equipment under capital lease arrangements. The equipment related to the capital leases have an original cost of $505,434 and accumulated amortization of $40,736 at June 30, 1997. The obligations under capital leases have interest rates ranging from 8% to 9% and mature at various dates through 2000. Annual future minimum lease payments for years subsequent to June 30, 1997 are as follows:


1998                                            $   241,751
1999                                                147,757
2000                                                107,904
                                                -----------

Total minimum payments                              497,412
Less amount representing interest                   (49,996)
                                                -----------
Obligations under capital leases                    447,416
Less current portion                               (217,434)
                                                -----------
Long term portion                               $   229,982
                                                -----------
                                                -----------

6.   FINANCING

FIRST BRIDGE LOAN

   In June 1996, the Company completed its First Bridge Loan financing of $250,000. This loan bore interest at the rate of 14% and was paid in full with funds from the Company's Second Bridge Loan financing. The Company issued 50,000 warrants in connection with this financing (Note 11).

SECOND BRIDGE LOAN

   In July 1996, the Company completed additional financing in the form of a Second Bridge Loan of $1,000,000. This loan bore interest at 14% was paid in full with funds from the Company's IPO. The Company issued 250,000 warrants in connection with this financing (Note 11).

BANK FINANCING

   The Company had a $200,000 line of credit with a bank which was converted to a term loan in June 1996. The balance at the date of conversion was $159,445. This loan bore interest at the bank's index rate plus 2.5% (10.75% at June 30, 1996), and was paid off in full with funds from the Company's IPO.

   The Company had a loan from a bank with a balance outstanding of $16,522 at June 30, 1996. This loan bore interest at the prime rate plus 1.4% (9.9% at June 30, 1996). The loan was paid off in full with funds from the Company's IPO.

CAPITAL EQUIPMENT FINANCING

   In April 1997 the Company entered into a capital equipment leasing facility with Transamerica Business Credit Corporation, an institutional lender (the "Facility"). The Facility provides credit for equipment purchases up to $1,500,000 with $725,000 of immediately available funds and the remaining $775,000 available once the Company has met certain objectives. The related equipment serves as collateral for the debt. The Company has received gross proceeds of $376,808 under the Facility as of June 30, 1997 which was used to purchase production and laboratory equipment. The Company issued 51,429 warrants in connection with this financing (Note 11). Subsequent to year end the immediately available portion of the credit line was increased to $1,000,000 and the Company received additional gross proceeds of approximately $114,000 for the purchase of laboratory equipment.

STOCKHOLDER LOANS

   At June 30, 1996, the Company owed certain stockholders $660,000. During fiscal 1997, $460,000 of this debt was converted to equity (Note 9) and the remaining $200,000 was refinanced in connection with the Second Bridge Loan.

7.  RELATED PARTY TRANSACTIONS

   The Company has entered into deferred compensation agreements with four of its senior executives. The agreements provide that a specified portion of their salaries be deferred until they elect to receive the deferred amount. At June 30, 1997, the Company's deferred compensation obligation was $65,413. Compensation expense in connection with these agreements was $30,417 and $22,496 for the years ended June 30, 1997 and 1996, respectively, and $65,413 for the period from inception to June 30, 1997. The liability for deferred compensation of $65,413 was converted to a promissory note bearing annual interest at 7% and is payable on demand. This obligation is included with notes payable to related parties on the accompanying consolidated balance sheet.

   In September 1993, the Company entered into a contract for management and consulting services with a company owned by certain of the Company's stockholders. The Company incurred $186,000 for management and consulting services provided during the year ended June 30, 1996 and $300,098 for the period from inception to June 30, 1997.

The liability for management consulting services under this contract of $187,000 was converted to a promissory note bearing annual interest at 7% and is payable on demand. This obligation is included with notes payable to related parties on the accompanying consolidated balance sheet. The management contract was terminated effective June 28, 1996.

   The Company paid $28,172 and $27,661 to related parties for consulting services provided during the years ended June 30, 1997 and 1996, respectively, and $83,587 for the period from inception to June 30, 1997.

   During fiscal 1997, the Company issued 64,000 shares of common stock valued at $220,800 to Directors in exchange for services.

8.  INCOME TAXES

   At June 30, 1997, the Company had accumulated net operating loss carryforwards for tax purposes of approximately $7.25 million which expire through 2012. Losses accumulated through the date will be limited to use by the respective company which generated the net operating losses. The utilization of net operating losses may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

   The following is a reconciliation of income tax benefit to the amount based on the U.S. statutory rate of 34%:


                                                              FOR THE PERIOD
                                                              FROM INCEPTION
                                      YEARS ENDED JUNE 30,    (DECEMBER 1992)
                                      --------------------      TO JUNE 30,
                                     1997              1996        1997
                                     ----              ----        ----
Income tax benefit based on
  U.S. statutory rate. . . . . .    $(536,257)  $  (2,570,693)  $(3,989,767)
Write-off of purchased
  research and development . . .                    2,167,121     2,167,121
Other. . . . . . . . . . . . . .        1,980                       147,625
Losses which provide no
  current tax benefit. . . . . .      534,277         403,572     1,675,021
                                   ----------      ----------     ---------
  Income tax benefit . . . . . .   $        0      $        0     $       0
                                   ----------      ----------     ---------
                                   ----------      ----------     ---------


   Significant components of the Company's deferred tax assets and liabilities are as follows at June 30, 1997:


Deferred tax assets:
    Allowance for bad debts. . . . . . . . . . . . . .          $    13,544
    Accrued expenses . . . . . . . . . . . . . . . . .               45,892
    Deferred compensation. . . . . . . . . . . . . . .               16,777
    Other tax assets . . . . . . . . . . . . . . . . .                1,224
    Tax loss carryforwards . . . . . . . . . . . . . .            2,751,977


Deferred tax liabilities:
    Fixed asset/Intangible asset . . . . . . . . . . .             (172,167)
                                                                --------------

Total net deferred tax asset . . . . . . . . . . . . .            2,657,247
Valuation allowance. . . . . . . . . . . . . . . . . .           (2,657,247)
                                                                --------------
Net deferred tax assets. . . . . . . . . . . . . . . .          $         0
                                                                --------------
                                                                --------------

The provision for income taxes was as follows:

                                                              FOR THE PERIOD
                                                              FROM INCEPTION
                                                              (DECEMBER 1992)
                                                                TO JUNE 30,
                                     1997          1996            1997
                                     ----          ----            -----

Current provision. . . . . . . .   $        0  $         0      $         0
Deferred benefit . . . . . . . .     (595,114)    (403,572)      (1,962,593)
Change in valuation allowance. .      595,114      403,572        1,962,593
                                      -------      -------        ---------
Provision for income taxes . . .   $        0  $         0      $         0
                                   ----------  -----------      -----------
                                   ----------  -----------      -----------

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

9.  SUPPLEMENTARY INFORMATION ON NONCASH TRANSACTIONS

EQUIPMENT PURCHASED UNDER CAPITAL LEASE

     Year                                                 Equipment Value
     ----                                                 ---------------
    1996                                                     $  28,006
    1997                                                     $ 477,428
                                                             ---------

    From inception to June 30, 1997                          $ 505,434
                                                             ---------
                                                             ---------

STOCKHOLDER LOANS CONVERTED TO EQUITY

   During 1997, certain of the Company's stockholders converted their loans to the Company for 142,274 shares of the Company's common stock, valued at $3.45 per share. The amount converted was $490,845, including accrued interest of $30,845. For the period from inception to June 30, 1997, a total of $1,125,808 in stockholder loans have been converted to equity.

COMMON STOCK ISSUED  FOR TECHNOLOGY LICENSE, SERVICES AND LOAN GUARANTEES

   The Company has issued common stock for technology licenses, services and loan guarantees as follows:

Year Issued                             Number of Shares   Estimated Fair Value
-----------                             ----------------   --------------------
1994                                          62,561            $  55,556
1995                                          47,867            $  80,500
1996                                         135,080            $ 466,026
1997                                          64,000            $ 220,800
                                             -------            ---------
For the period from inception to
  June 30, 1997                              309,508            $ 822,882
                                             -------            ---------
                                             -------            ---------

COMMON STOCK ISSUED IN CONNECTION WITH ACQUISITIONS

   In 1996, the Company acquired BioQuant through an exchange of common stock as described in Note 1. The Company issued 700,364 shares of common stock to the stockholders of BioQuant in connection with this acquisition.

10.  STOCK OPTION PLANS

1996 STOCK INCENTIVE PLAN

   In July 1996, the Company adopted a Stock Incentive Plan (the "Plan") with 1,000,000 shares of common stock reserved for issuance under this Plan. Options granted under this plan may be either incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code, or nonqualified options. The Company may also award stock appreciation rights, restricted stock, performance shares, loans or tax offset payments. The option price of each incentive stock option granted shall not be less than the fair value of the underlying common stock, and will expire no later than ten years following the date of grant.
With respect to nonqualified options, the exercise price and term will be determined at the discretion of the Board. However, the exercise price will not be less than 85% of the fair value of the underlying stock, and the term will not exceed a period of ten years. The options generally vest over five years.

   In connection with the BioQuant merger, all outstanding options to purchase BioQuant shares became fully vested and were converted to 491,535 options to purchase shares of the Company's common stock.

   The Company will submit to a vote of the security holders a proposal to increase the authorized shares for the Plan as described in the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1997.

The following is a summary of the activity in the Plan for the period from inception:


                                                                                SHARES UNDER OPTIONS
                                                                                --------------------
                                                                                  WEIGHTED AVERAGE
                                                        EXERCISE PRICE             EXERCISE PRICE
                                                           PER SHARE                  PER SHARE             SHARES
                                                           ---------                  ---------             ------
Conversion of BiOquant options                          $0.13 - $0.63                  $0.27                491,535

  Granted                                                     -                          -                     -
  Exercised                                                   -                          -                     -
  Terminated
                                                           -------------             ----------             ---------

Options outstanding at June 30, 1996                    $0.13 - $0.63                  $0.27                491,535

  Granted                                               $2.38 - $5.00                  $3.69                761,908
  Exercised                                             $0.13 - $0.63                  $0.54                (57,133)
  Terminated                                              $   4.75                     $4.75                 (5,000)
                                                           -------------             ----------             ---------

Options outstanding at June 30, 1997                    $0.13 - $5.00                  $2.42              1,191,310
                                                        -------------                  -----              ---------
                                                        -------------                  -----              ---------
Options exercisable at June 30, 1997                    $0.13 - $5.00                  $1.13                570,310
                                                        -------------                  -----              ---------
                                                        -------------                  -----              ---------


The weighted average contractual life remaining of options outstanding at June 30, 1997 is approximately 5 years.

STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost been determined based on the fair value of stock options granted in 1997 and 1996 in a manner consistent with the method promulgated by SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts below:

                          For the Years Ended June 30     For the Period from
                          ---------------------------  Inception (December 1992)
                              1997           1996          to June 30, 1997
                              ----           ----          ----------------
Net loss:
 As reported             $ (1,577,229)  $ (7,560,863)       $ (11,734,611)
 Pro forma               $ (2,318,067)  $ (8,833,939)       $ (13,748,525)
Loss per share:
 As reported                  $ (0.51)       $ (5.89)            $  (9.58)
 Pro forma                    $ (0.75)       $ (6.88)            $ (11.23)

   The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes computation for the years ended June 30, 1997 and 1996 are as follows: the risk-free interest rate was the U.S. Treasury Bond rate for the corresponding grant date of 6.64% in 1996 and ranging from 5.97% to 6.64% in 1997; the exercise price is equal to the fair market value of the underlying stock at the grant date; the expected life of the option is the term to expiration, ranging from 1-10 years; volatility is 93.5%; and the common stock will pay no dividends.

11.  STOCK PURCHASE WARRANTS:

   In connection with the BioQuant merger, outstanding warrants to purchase BioQuant shares were converted to 74,083 warrants to purchase shares of the Company's common stock at a price of $4.22.

   In connection with Bridge Loans completed by the Company during June and July 1996, the Company issued 300,000 warrants. Each warrant entitles the holder to purchase a share of the Company's common stock for $5.70 and are exercisable until April 30, 1998. No discount was recorded for the value of the warrants because the amount was not material.

   In October 1996, as a part of the IPO, 1,700,000 redeemable warrants were issued. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $12.00. The warrants expire on January 31, 1998. These warrants are redeemable by the Company under certain conditions at a redemption price of $.10 per warrant, beginning April 30, 1997. As of June 30, 1997, the Company has not redeemed any of these warrants.

   Also in conjunction with the IPO, the Company issued a warrant to the underwriters to purchase 170,000 shares of common stock at an exercise price of $5.70 per share, exercisable over a four-year period commencing October 30, 1997.

   During 1997, the Company issued 51,429 warrants to an institutional lender in conjunction with a capital equipment leasing facility (Note 6). Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $2.63. The warrants expire on March 13, 2004. No discount was recorded for the value of the warrants because the amount was not material.

12.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

   The Company has entered into non-cancelable operating leases for office facilities. Under these leases, the Company is responsible for its proportionate share of real estate taxes, insurance and common area maintenance costs. Rent expense on these lease agreements was $222,033 and $205,128 for the years ended June 30, 1997 and 1996, respectively, and $560,454 for the period from inception to June 30, 1997.

     Future minimum lease payments are as follows:

                             YEAR ENDED JUNE 30,
                             -------------------

                            1998 . . . . . . . . .     $  215,050
                            1999 . . . . . . . . .        234,600
                            2000 . . . . . . . . .        237,999
                            2001 . . . . . . . . .        241,398
                            2002 . . . . . . . . .        245,404
                            Thereafter . . . . . .      1,208,020
                                                       ----------
                                                       $2,382,471
                                                       ----------
                                                       ----------


TECHNOLOGY AND MANUFACTURING AGREEMENTS

     The Company has entered into a license agreement with respect to its osteoporosis technology. This agreement provides for royalty payments to the licensors based on gross profits as defined in the agreement, with minimum royalty payments of $15,000 each quarter. As of June 30, 1997, the Company has made all required royalty payments.

     The Company has also entered into a supply agreement with an affiliate of the owners of the technology which requires certain minimum purchases to retain the exclusive use of the licensed technology. This agreement requires the Company to purchase a minimum of 100,000 units by March 31, 1998. As of June 30, 1997, all minimum purchase requirements have been met.

EMPLOYMENT AND NONCOMPETITION AGREEMENTS

     The Company has entered into employment and noncompetition agreements with certain executives. These agreements specify that the executives may not engage in any competitive activity for periods ranging from 9 months to 2 years following termination. The agreements will provide for compensation of 9 months salary, bonuses and benefits in the event of termination without cause.

SPINPRO-Registered Trademark-

     During 1997, the Company received notification of the termination of its manufacturing agreement with a third party related to the manufacture of the SPINPRO-Registered Trademark- product. As a result of this termination, the Company has reimbursed the third party for the value of molds and production equipment through the form of a capital equipment leasing facility (Note 5). As of June 30, 1997, the remaining inventory, molds and production equipment, have been relocated to a storage facility.

     The Company is currently evaluating its alternatives for continuing production of the SPINPRO-Registered Trademark- product. The Company estimated the total cost of the relocation to be $100,000, which has been charged to the accompanying consolidated statement of operations. As of June 30, 1997, a liability of approximately $83,000 remains in order to cover the remaining costs of identifying a manufacturer, placing equipment and personnel, and resuming production. This amount is included in accrued liabilities on the accompanying consolidated balance sheet.

13. SUBSEQUENT EVENTS (UNAUDITED)

     The capital equipment leasing facility entered into with Transamerica Business Credit Corporation, an institutional lender (the "Facility"), provides credit for equipment purchases of $1,500,000 with $725,000 of immediately available funds and an additional $775,000 of additional credit for equipment purchases, once the Company has met certain objectives, including an infusion of additional equity capital. After June 30, 1997 the immediately available portion of the credit line was increased to $1,000,000.

     In August 1997, the Company announced an agreement with Segix for a market and technical evaluation of the Company's OsteopatchTM diagnostic system for the Italian market. At the end of this evaluation agreement, Segix has the option to exercise an exclusive long term supply and distribution agreement with PBI for the Italian market. If Segix exercises its option to execute the supply and distribution agreement it will give the Company access to the Italian market through Segix's 70 person direct sales force.

     In September 1997, the Company announced that it had signed a letter of intent with Sudormed, Inc. and Sudor Partners which would provide to the Company an exclusive world-wide license to all applications (except for those relating to alcohol and drugs of abuse) of the skin patch technology. Subject to due diligence and execution of definitive agreements by December 31, 1997, the Company will pay Sudor Partners $2.8 million over a fifteen month period, which includes a lump-sum payment of $1.6 million due December 31, 1998. The definitive agreement will also provide more favorable terms for the Company regarding the price, royalty and minimum purchases related to the existing Osteopatch-TM- supply agreement with Sudormed.

     On September 26, 1997 the Company received from the former manufacturer of SPINPRO-Registered Trademark- (Note 12) a demand for arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO-Registered Trademark-. The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company.

14. MANAGEMENT'S PLANS

     The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that the Company's current cash and cash equivalents and short-term investments, together with projected revenues from operations, and debt arrangements will be sufficient to satisfy its contemplated cash requirements for the 1998 fiscal year. The Company is actively working to raise additional funds through equity or debt arrangements to cover longer term requirements.

SIGNATURES

     In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  September 26, 1997                   Pacific Biometrics, Inc.

                                             By /S/PAUL G. KANAN
                                               -----------------------------
                                             Paul G. Kanan, President and Chief
                                             Executive Officer


  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates.


/S/PAUL G. KANAN          President, Chief Executive    DATED: September 26,1997
------------------------  Officer and Director
Paul G. Kanan             (principal executive officer)



/S/PETER B. LUDLUM        Vice President, Chief         DATED: September 26,1997
------------------------  Financial Officer and
Peter B. Ludlum           Accounting Officer
                          (principal financial officer)


/S/ELLEN A. RUDNICK       Chairman of the Board         DATED: September 26,1997
------------------------
Ellen A. Rudnick


/S/MARY L. CAMPBELL       Director and Treasurer        DATED: September 26,1997
------------------------
Mary L. Campbell


/S/TERRY M. GILES         Director                      DATED: September 26,1997
------------------------
Terry M. Giles


/S/CRAIG M. GOLDSTONE     Director                      DATED: September 26,1997
------------------------
Craig M. Goldstone


/S/DOUGLAS S. HARRINGTON  Director and Secretary        DATED: September 26,1997
------------------------
Douglas S. Harrington

                                INDEX OF EXHIBITS

1.1   --  Revised Form of Underwriting Agreement.*
3.1   --  Certificate of Incorporation of the Registrant.*
3.2   --  Amended and Restated By-Laws of the Registrant.*
4.1   --  Specimen Stock Certificate.*
4.2   --  Specimen Warrant Certificate.*
4.3   --  Form of Warrant Agreement.*
4.4   --  Revised Form of Underwriter's Purchase Warrant.*
10.1  --  License Agreement, dated December 31, 1992, by and between Sudor
            Partners and CEO Advisors, Inc.*
10.2  --  Amendment No. 1 To License Agreement, dated August 6, 1993 by and between Sudor Partners and CEO Advisors, Inc.*
10.3  --  Supply Agreement, dated August 6, 1993, by and between Sudormed, Inc.
            and CEO Advisors, Inc.*
10.4  --  Assignment of License and Supply Agreements--Consent, dated September
            7, 1993, October 7, 1993 and October 11, 1993, by and between CEO Advisors, Inc. and BioQuant, Inc.*
10.5  --  License Agreement, dated February 15, 1995, by and between Metra and
            BioQuant.*, **
10.6  --  Development Agreement, dated October 4, 1995, by and between BioQuant and Assay Designs.*
10.7  --  Agreement, dated October 26, 1995, by and between PBI-WA and Sigma
            Diagnostics.*
10.8  --  Manufacturing Agreement, dated March 1, 1996, by and between Merchant
            House Scientific and Irvine Scientific.*
10.9  --  Agreement and Plan of Merger, dated May 15, 1996, by and among
            BioQuant, Inc., Pacific Biometrics Inc. and BioQuant-Acquisition, Inc.*
10.10 --  Agreement and Plan of Merger, dated May 15, 1996, by and among Pacific
            Biometrics, Inc. (Washington), Pacific Biometrics, Inc. (Delaware), and PBI-Acquisition, Inc.*
10.11 --  Office Lease, dated January 15, 1990, by and between Bruce M. and Ann
            Stever Blume and Pacific Biometrics, Inc.*
10.12 --  Amendment No. 1 to Lease Agreement, dated June 15, 1992, by and between Blume 1100 Limited Partnership and Pacific Biometrics, Inc.*
10.13 --  Office Lease, dated August 13, 1992, by and between Blume 1100 Limited
            Partnership and Drake Mortgage.*
10.14 --  Assignment of Lease, dated November 30, 1993, by and between Pacific
            Biometrics, Inc. and Columbia First Service, Inc.*
10.15 --  Standard Form Lease, dated May 23, 1993, by and between Merchant House
            Scientific and Harris Trust and Savings Bank.*
10.16 --  First Amendment to Lease, dated July 11, 1996, by and between Bank of
            New York, as directed Trustee for Unisys Master Trust and
            Registrant.*
10.17 --  Stock Incentive Plan.*
10.18 --  Employment Agreement, dated October 14, 1996, by and between
            Registrant and Ellen A. Rudnick.*
10.19 --  Employment Agreement, dated October 14, 1996 by and between Registrant and Paul G. Kanan.*
10.20 --  Employment Agreement, dated October 23, 1996 by and between Registrant and G. Russell Warnick.*
10.21 --  Employment Agreement, dated October 22, 1996 by and between Registrant and Elizabeth Teng Leary, Ph.D.*
10.22 --  Clinical Laboratory Agreement, dated March 8, 1995, by and between
            Warner-Lambert Company and Registrant.*
10.23 --  Clinical Laboratory Agreement, dated March 7, 1996 by and between
            Parke-Davis Pharmaceutical Research and Registrant.*
10.24 --  Clinical Laboratory Agreement, dated March 7, 1996, by and between
            Parke-Davis Pharmaceutical Research and Registrant.*
10.25 --  Office Lease, dated April 23, 1997, by and between Tom Kane and Elsa
            Kane and Pacific Biometrics, Inc.
21.1 --   Subsidiaries.*
25.1 --   Powers of Attorney appear on the signature page in Part II of the
            Registration Statement filed on September 6, 1996.*
27.1 --   Financial Data Schedule.

   * Incorporated by reference to Exhibits of Registrant's Registration Statement on Form SB-2, Registration No. 333-11551

  ** Portions of this document have been deleted pursuant to a request for confidential treatment.