Form 10QSB
period 1997-09-30
PACIFIC BIOMETRICS INC
filed 1997-11-14
CIK 1020475

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549

                                     FORM 10-QSB


[ X ]   QUARTERLY REPORT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997


[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                           Commission File Number  0-21537

                               PACIFIC BIOMETRICS, INC.
            --------------------------------------------------------------
            (Exact name of small business issuer specified in its charter)


          Delaware                                        93-1211114
-------------------------------                       -------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)


                  1370 Reynolds Avenue, Suite 119, Irvine, CA 92614
                  -------------------------------------------------
                       (Address of principal executive offices)


                                     714-263-9933
                             ---------------------------
                             (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days.  Yes  ( X )   No  (  )

As of October 30, 1997, shares of the issuer's common stock outstanding were 3,705,522.

                               PACIFIC BIOMETRICS, INC.

                                 INDEX TO FORM 10-QSB


PART I - FINANCIAL INFORMATION
                                                                            PAGE
ITEM 1 - FINANCIAL STATEMENTS                                              ----
Consolidated Balance Sheet.................................................   2

Consolidated Statements of Operations......................................   3

Condensed Consolidated Statements of Cash Flows............................   4

Notes to Consolidated Financial Statements.................................   5

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.........................................   8

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS.................................................  14

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.........................  14

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES...................................  16

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  16

ITEM 5 - OTHER INFORMATION.................................................  16

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..................................  16

                               PACIFIC BIOMETRICS, INC.
                          (A COMPANY IN THE DEVELOPMENT STAGE)
                              CONSOLIDATED BALANCE SHEET
                                  SEPTEMBER 30, 1997

                                       ASSETS
Current assets:
    Cash and cash equivalents                                 $  1,613,782
    Investments, net of unamortized discount of $27,480          1,772,520
    Accounts receivable, net of allowance for doubtful
    accounts of $31,268                                            451,245
    Other receivable                                                 6,261
    Supplies                                                        25,789
    Prepaid expenses and other                                     269,179
                                                              ------------
       Total current assets                                      4,138,776
                                                              ------------
Property and equipment, net                                        696,840

Other assets:
    Technology license                                              85,937
    Prepaid financing costs                                         34,579
    Restricted cash                                                100,000
    Deposit and other                                               28,649
                                                              ------------
       Total assets                                           $  5,084,781
                                                              ------------
                                                              ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable to related parties                            $  252,413
    Accounts payable                                               153,599
    Accrued liabilities                                            341,605
    Advances from customers                                        409,154
    Capital lease obligations                                      202,404
                                                              ------------
       Total current liabilities                                 1,359,175
                                                              ------------

Capital lease obligations - long term portion                      278,290
                                                              ------------
Stockholders' equity:
    Preferred stock, $0.01 par value, 5,000,000 shares
      authorized, no shares issued and outstanding
    Common stock, $0.01 par value, 30,000,000 shares
      authorized, 3,705,522 shares issued and outstanding           37,055
    Additional paid-in capital                                  15,768,753
    Deficit accumulated during the development stage           (12,358,492)
                                                              ------------
       Total stockholders' equity                                3,447,316
                                                              ------------
       Total liabilities and stockholders' equity             $  5,084,781
                                                              ------------
                                                              ------------

The accompanying notes are an integral part of these consolidated financial statements.

                               PACIFIC BIOMETRICS, INC.
                         (A COMPANY IN THE DEVELOPMENT STAGE)
                        CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996,
       AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO SEPTEMBER 30, 1997

                                                                                   For the Period
                                                           Three Month Period      from Inception
                                                             Ended September       (December 1992)
                                                        -------------------------  to September 30,
                                                            1997           1996         1997
                                                        ----------     ----------   ------------
Revenues                                                $  638,347     $  576,786   $  5,651,029
                                                        ----------     ----------   ------------
Operating expenses:
    Laboratory expense and cost of goods sold              394,680        409,357      3,970,166
    Research and product development                       477,859        190,990      2,891,387
    General and administrative                             439,785        442,052      4,413,908
    Manufacturing relocation expense                             0              0        100,000
    Purchased in-process research and development                0              0      6,373,884
    Amortization of goodwill                                     0              0        428,368
                                                        ----------     ----------   ------------
          Total operating expenses                       1,312,324      1,042,399     18,177,713
                                                        ----------     ----------   ------------
Operating loss                                            (673,977)      (465,613)   (12,526,684)
                                                        ----------     ----------   ------------
Other income (expense):
    Interest expense                                       (13,474)      (105,137)      (225,323)
    Interest income                                         63,406            739        216,934
    Grant and other income                                     164         44,940        176,581
                                                        ----------     ----------   ------------
                                                            50,096        (59,458)       168,192
                                                        ----------     ----------   ------------
Net loss                                               $  (623,881)   $  (525,071)$  (12,358,492)
                                                        ----------     ----------   ------------
                                                        ----------     ----------   ------------
Net loss per share                                        $  (0.17)      $  (0.21)      $  (9.11)
                                                        ----------     ----------   ------------
                                                        ----------     ----------   ------------
Number of shares used in per-share calculation           3,705,522      2,504,296      1,356,499
                                                        ----------     ----------   ------------
                                                        ----------     ----------   ------------

The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996,
      AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO SEPTEMBER 30, 1997

                                                                                   For the Period
                                                           Three Month Period      from Inception
                                                             Ended September       (December 1992)
                                                        -------------------------  to September 30,
                                                            1997           1996         1997
                                                        ----------     ----------   ------------
Increase (Decrease) in cash and cash equivalents:
    Cash (used) provided by operations                  $  (404,778)   $(222,780)   $(4,366,418)

    Cash (used) provided by investing activities           (840,899)       3,692     (2,037,465)

    Cash (used) provided by financing activities            (57,236)     223,993      8,017,665
                                                        -----------    ---------    -----------
Increase (Decrease) in cash and cash equivalents         (1,302,913)       4,905      1,613,782

Cash and cash equivalents:

Beginning of period                                       2,916,695      192,899              0
                                                        -----------    ---------    -----------
End of period                                           $ 1,613,782    $ 197,804    $ 1,613,782
                                                        -----------    ---------    -----------
                                                        -----------    ---------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                           PACIFIC BIOMETRICS, INC.
                           (A DELAWARE CORPORATION)
                     (A COMPANY IN THE DEVELOPMENT STAGE)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

    Pacific Biometrics, Inc. ("PBI-Delaware" or the "Company") was incorporated in Delaware in May 1996. PBI-Delaware was formed in connection with the acquisitions of BioQuant, Inc. ("BioQuant"), a Michigan corporation, and Pacific Biometrics, Inc. ("PBI"), a Washington corporation. On June 28, 1996, the Company completed the mergers whereby BioQuant and PBI became wholly-owned subsidiaries of the Company in separate stock-for-stock exchange transactions.

    The unaudited financial statements of the Company presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 1997 included in the Company's Form 10-KSB.

    In the opinion of management, the financial statements include all adjustments (consisting solely of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

    The Company is at an early stage of development. Revenues are derived from the laboratory business and a nominal amount of sales from the Company's cholesterol diagnostic product. All of the Company's potential products are currently in research and development, and no material revenues have been generated from these potential products to date. Consequently, the Company is a development stage enterprise.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATIONS

    Certain reclassifications have been made to the consolidated statement of operations for the first quarter of fiscal 1997 and for the period from inception to September 30, 1997 in order to conform to the presentation of the first quarter of fiscal 1998 and the presentation of fiscal 1997 in Form 10-KSB.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires companies to adopt its provisions for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period earnings per share (EPS) data presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS. The implementation of SFAS No. 128 is not expected to have a material effect on the EPS data presented by the Company.

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

   In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997 and requires restatements of earlier periods presented, establishes standards for the way that a public enterprise reports information about key revenue-producing segments in the annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The implementation of SFAS No. 131 is not expected to have a material effect on the Company's current reporting.

3.  COMMITMENTS AND CONTINGENCIES

    The Company is currently evaluating its alternatives for continuing production of the SPINPRO-Registered Trademark- product. The Company estimated the total cost of the relocation to be $100,000, which has been charged to the accompanying consolidated statement of operations for the period from inception (December 1992) through September 30, 1997. As of September 30, 1997, a liability of approximately $70,000 remains in order to cover the remaining costs of identifying a manufacturer, placing equipment and personnel, and resuming production. This amount is included in accrued liabilities on the accompanying consolidated balance sheet.

    The Company is not a party to any material legal proceedings. However, the former manufacturer of SPINPRO-Registered Trademark- has demanded arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO-Registered Trademark-. The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company. The Company is vigorously contesting such claims.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the preceding consolidated financial statements and notes in this Form 10-QSB.

OVERVIEW

    Pacific Biometrics, Inc. ("PBI-Delaware" or the "Company") was incorporated in Delaware in May 1996. PBI-Delaware was formed in connection with the acquisitions of BioQuant, Inc. ("BioQuant"), a Michigan corporation, and Pacific Biometrics, Inc. ("PBI" or "PBI-WA"), a Washington corporation. On June 28, 1996, the Company completed the mergers whereby BioQuant and PBI-WA became wholly-owned subsidiaries of the Company in separate stock-for-stock exchange transactions.

    The Company, through its wholly-owned subsidiaries, develops diagnostic and laboratory products and provides laboratory services primarily in the fields of cardiovascular disease and osteoporosis laboratory testing. The Company's strategy is to focus on the development of cost-effective, non-invasive diagnostic tests and improved laboratory techniques in order to achieve early diagnosis, prevention, and therapeutic monitoring with respect to certain diseases. The Company plans to (i) finalize development and commercialize a patented skin patch product that measures bone loss markers in human perspiration (the "Osteopatch-TM-"); (ii) expand its specialty reference laboratory business; and (iii) evaluate the feasibility of non-invasive testing using SalivaSac-Registered Trademark-, its patented saliva collection device.

    To date, the Company's revenues have consisted primarily of fees charged by the laboratory for services provided to customers, a nominal amount of sales from the SPINPRO-Registered Trademark- cholesterol testing device, and U.S. Government grants awarded to the Company under the National Institute of Health Small Business Innovative Research ("SBIR") programs to support research activities. Expenses consist, and are expected to continue to consist, primarily of operating expenses necessary to conduct the commercial laboratory operation, research and development costs for products under development, administration expenses and payment of license and royalty fees to acquire and maintain the Company's intellectual property rights.

    Through September 30, 1997, the Company had an accumulated deficit of $12,358,492 which included a one-time charge of $6,373,884 for the value of purchased research and development expenses relating to the Company's merger with BioQuant and a one-time charge of $428,368 relating to a prior merger involving PBI-WA in 1995.

RESULTS OF OPERATIONS:

Comparison of the three month periods ending September 30, 1997 and September 30, 1996:

Rounded to Nearest  Three
Thousand Dollars   Months
------------------ ------

Revenues:

Ending 9/30/97     $  638    Excluding non-recurring revenue of $272 from a
Ending 9/30/96     $  577    diagnostic clinical trial and other non-laboratory
Dollar variance    $   62    business;  laboratory service revenue increased
Percent variance       11%   109% from $305 to $638.

Laboratory expenses:

Ending 9/30/97     $  395    The decrease is related directly  to the type of
Ending 9/30/96     $  409    studies conducted and the Company's
Dollar variance    $  (15)   investment in labor saving technology.
Percent variance       (4)%

Research and product development:

Ending 9/30/97     $  478    The increase is in line with the Company's
Ending 9/30/96     $  191    development program and ongoing clinical trials
Dollar variance    $  287    for the Osteopatch-TM-.
Percent variance      150%

General and administration expenses:

Ending 9/30/97     $  440    Excluding a one-time charge of $221 incurred in
Ending 9/30/96     $  442    the quarter ended 9/30/96, administrative expense
Dollar variance    $   (2)   have increased 99% due to the cost of being a
Percent variance       (1)%  publicly held company, establishment of marketing
                             and sales departments and hiring of related personnel.

Total other income (expense):

Ending 9/30/97     $   50    The quarter ended 9/30/97 includes interest income
Ending 9/30/96     $  (59)   earned from investing net proceeds from the
Dollar variance    $  110    Company's initial public offering (IPO)
Percent variance      184%   compared to interest expense incurred in the
                             quarter ended 9/30/96.

LIQUIDITY AND CAPITAL RESOURCES:

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in the Form 10-QSB are forward-looking statements that involve risks and uncertainties. The following sections contain forward-looking statements of management's beliefs based on, among other things, assumptions made by, and information currently available to management, including management's own knowledge and assessment of the Company's industry, competition and current regulatory environment. Such forward-looking statements involve risk and uncertainties that could cause actual results to differ materially.

    The Registration Statement pertaining to the Company's IPO was declared effective by the Securities and Exchange Commission on October 29, 1996. Gross proceeds from the public offering were $8,075,000. The Company used approximately $1.2 million to repay debt. The Company is using the net proceeds, after debt repayment, from the offering (approximately $5.1 million) for product development activities relating to the Osteopatch-TM-, for funding the growth of its central reference laboratory operations and for working capital.

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

    The Company's future operations also depend on its ability to grow a profitable reference laboratory operation. Although the Company has increased laboratory revenues, operated the laboratory at a profit and has established cardiovascular and osteoporosis expertise, there can be no assurances that the Company will be able to continue such growth or maintain profitability on contracts for laboratory services. In addition, contracts are entered into for a specified period (usually less than a year) but can be canceled at any time. Accordingly, the laboratory operation is dependent on a few large contracts and on the Company's ability to replace such contracts upon expiration or termination, of which there can be no assurance.

    During fiscal 1997, the Company received notification of the termination of its manufacturing agreement with a third party related to the manufacture of the SPINPRO-Registered Trademark- product. As a result of this termination, the Company has reimbursed the third party for the value of molds and production equipment through the form of a capital equipment leasing facility. As of September 30, 1997, the remaining inventory, molds and production equipment, had been relocated to a storage facility.

    The Company is currently evaluating its alternatives for continuing production of the SPINPRO-Registered Trademark- product. The Company estimated the total cost of the relocation to be $100,000, which has been charged to the accompanying consolidated statement of operations. As of September 30, 1997, a liability of approximately $70,000 remains in order to cover the remaining costs of identifying a manufacturer, placing equipment and personnel, and resuming production. This amount is included in accrued liabilities on the accompanying consolidated balance sheet. On September 26, 1997 the Company received from the former manufacturer of SPINPRO-Registered Trademark- a demand for arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO-Registered Trademark-. The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company. The Company is vigorously contesting such claims.

    In July 1997, the Company signed a letter of intent outlining research collaboration terms with a small privately held company which has strip assay technology to support the continued development of a non-invasive glucose test. If negotiations can be concluded successfully and subject to definitive documentation the Company will have exclusive use of such technology for diabetes testing in saliva. There can be no assurance that these negotiations can be concluded successfully.

    The capital equipment leasing facility entered into in April 1997 with Transamerica Business Credit Corporation, an institutional lender (the "Facility"), provides credit for equipment purchases of up to $1,500,000. On July 10, 1997 the immediately available portion of the credit line was increased from $725,000 to $1,000,000. The remaining $500,000 of additional credit is contingent on the Company meeting certain objectives established under the Facility. Of the $1,000,000 available under the Facility, the Company has utilized $485,000 for equipment purchases.

    In August 1997, the Company announced an agreement with Segix Italia,
S.p.A. ("Segix") for a market and technical evaluation of the Company's OsteopatchTM diagnostic system for the Italian market. At the end of the evaluation period (May 1998), Segix has the option to exercise an exclusive long term supply and distribution agreement with the Company for the Italian market. If Segix exercises its option to execute the supply and distribution agreement it will give the Company access to the Italian market through Segix's 70 person direct sales force.

    In September 1997, the Company announced that it had signed a letter of intent with Sudormed, Inc. ("Sudormed") and Sudor Partners which would provide to the Company an exclusive world-wide license to all applications (except for those relating to alcohol and drugs of abuse) of the skin patch technology. Subject to due diligence and execution of definitive agreements by December 31, 1997, the Company will pay Sudor Partners $2.8 million over a fifteen month period, which includes a lump-sum payment of $1.6 million due December 31, 1998. The definitive agreement will also provide more favorable terms for the Company regarding the price, royalty and minimum purchases related to the existing Osteopatch-TM- supply agreement with Sudormed.

    In September 1997, the Company was awarded a $98,000 SBIR grant to research non-invasive tests for cholesterol in saliva.

    The Company expects to continue to incur significant and increasing operating losses for at least two years due to anticipated increases in research and development activities associated with the Osteopatch-TM- product, establishment of a marketing program for the Osteopatch-TM- product and the reference laboratory and general and administrative expenses.

    The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that the net proceeds of the IPO, together with projected revenues from operations, and current debt arrangements will be sufficient to satisfy its contemplated cash requirements for the 1998 fiscal year. The Company is actively working to raise additional funds through equity or debt arrangements to cover longer term requirements and to fund additional licensing opportunities.

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

    If adequate funds are not available through increased revenues or existing cash flows, for the short or long term objectives of the Company, the Company may have to seek additional sources of financing, which may include debt or equity or a combination of both. However, there can be no assurance that such external sources of funding, if necessary, will be available on terms favorable to the Company, or at all, in which event, the Company may be required to delay, scale back or eliminate one or more of its research and development programs, including but not limited to the development of the Osteopatch-TM-, or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or potential products that the Company would not otherwise relinquish, or require substantial dilution or changes in shareholder rights in order to raise additional funds.

PART II  -  OTHER INFORMATION

ITEM 1   -  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings. However, the former manufacturer of SPINPRO-Registered Trademark- has demanded arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO-Registered Trademark-. The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company. The Company is vigorously contesting such claims.

ITEM 2   -  CHANGES IN SECURITIES AND USE OF PROCEEDS

1.   Name of issuer:  Pacific Biometrics, Inc.
2.   a) Effective date of the registration statement:  October 29, 1996
     b) Commission file number assigned to issuer:  333-11551
3.   Offering commencement date:  October 29, 1996
4.   Managing underwriter:  Paradise Valley Securities, Inc.
5.   Title of each class of security
     (a)  Common stock, par value $.01 per share ("Common Stock").
     (b) Redeemable Common Stock Purchase Warrants (the "Warrants"). Each Warrant is exerciseable into one share of Common Stock at an exercise price of $12 at any time up until 1/31/1998.
6.   Amount and aggregate offering price
     (a)  Common Stock and Warrants:
          Amount registered (1)                                3,825,000 Shares
          Aggregate price of offering amount registered (2)  $10,255,250
          Amount sold                                          1,700,000 Units
          Aggregate offering price of amount sold (2)        $ 8,075,000

     (1) Includes 1,700,000 units (the "Units") (each Unit consisting of one share of Common Stock and one Warrant) an underwriters over-allotment option (which was not exercised) for 255,000 Units, and a Warrant to purchase 170,000 shares of Common Stock at $5.70 per share that was issued to the underwriter. The amount registered includes 1,700,000 and 255,000 shares of common stock underlying Warrants contained in the Units.

     (2) Does not include exercise price of Warrants outstanding, none of which have been exercised to date.

                                                Direct or indirect payments to     Direct or indirect
                                                 directors, officers, general          payments to
                                                partners of the issuer or their          others
                                                 associates; to persons owning
                                               ten percent or more of any class
For the period ending September 30, 1997      of equity securities of the issuer;
                                                      and to affiliates
                                              ----------------------------------- -------------------
7.  Costs of offering:

    (01)     Underwriting discounts and commissions                                      807,500

    (02)     Finder's fees                                                                     0

    (03)     Expenses paid to or for underwriters                                        242,250

    (04)     Other expenses                                                              740,540

    (05)     Total expenses                                                            1,790,290

8.  Net offering proceeds after expenses in item 7:                                    6,284,710

9.  Use of net offering proceeds:

    (01)     Construction of plant, building and facilities                                    0

    (02)     Purchase of machinery and equipment                                         154,166

    (03)     Purchase of real estate                                                           0

    (04)     Acquisition of other business(es)                                                 0

    (05)     Repayment of indebtedness                                  60,193         1,115,774

    (06)     Working capital                                                             194,810

    (07)     Government securities - greater than 90 days                              1,772,520

    (08)     Cash and investments - less than 90 days                                  1,613,782

    (11)     Research & development                                                    1,373,465

10. Do the use(s) of proceeds in Item 9 represent a material change                    [ ]  YES
    in the use(s) of proceeds described in the prospectus?                             [X]   NO

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES   -   Not Applicable.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  -
           Not Applicable.

ITEM 5  -  OTHER INFORMATION  -   Not Applicable.

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  (27.1) Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:    November 10, 1997


/S/PAUL G. KANAN                        President and Chief Executive
----------------                        Officer
Paul G. Kanan


/S/PETER B. LUDLUM                      Vice President and Chief Financial
------------------                      Officer (Principal Financial
Peter B. Ludlum                         and Accounting Officer)