Form 10QSB
period 1997-12-31
PACIFIC BIOMETRICS INC
filed 1998-02-17
CIK 1020475

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB


[ X ]    QUARTERLY REPORT SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended   DECEMBER 31, 1997
                               ----------------------

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

As of February 10, 1998, shares of common stock outstanding of the issuer were 3,709,671.

                           PACIFIC BIOMETRICS, INC.

                             INDEX TO FORM 10-QSB



PART I - FINANCIAL INFORMATION


                                                                        Page
                                                                        ----
ITEM 1  - FINANCIAL STATEMENTS

Consolidated Balance Sheet................................................ 2

Consolidated Statements of Operations..................................... 3

Condensed Consolidated Statements of Cash Flows........................... 5

Notes to Consolidated Financial Statements................................ 7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS....................................................... 9

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS................................................ 16

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS........................ 16

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.................................. 18

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS................................................. 18

ITEM 5 - OTHER INFORMATION................................................ 18

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K................................. 19


                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 1997


                                    ASSETS


Current assets:
    Cash and cash equivalents                                  $  1,282,474
    Investments, net of unamortized discount of $4,024              795,976
    Accounts receivable, net of allowance for doubtful
          accounts of $31,256                                       371,274
    Inventory                                                       114,844
    Prepaid expenses and other                                      242,617
                                                                -----------
          Total current assets                                    2,807,185
                                                                -----------
Property and equipment, net                                         868,570

Other assets:
    Technology license                                              420,312
    Prepaid financing costs                                          53,785
    Restricted cash                                                 100,000
    Deposit and other                                                18,309
                                                                -----------
          Total assets                                         $  4,268,161
                                                                -----------
                                                                -----------



                       LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Notes payable to related parties                           $    252,413
    Accounts payable                                                264,276
    Accrued liabilities                                             426,856
    Advances from customers                                         191,421
    Capital lease obligations                                       266,746
                                                                -----------
          Total current liabilities                               1,401,712
                                                                -----------
Capital lease obligations - long term portion                       358,438
                                                                -----------
Stockholders' equity:
    Preferred stock, $0.01 par value, 5,000,000 shares
          authorized, no shares issued and outstanding                    0
    Common stock, $0.01 par value, 30,000,000 shares
          authorized, 3,709,671 shares issued and outstanding        37,055
    Additional paid-in capital                                   15,770,503
    Deficit accumulated during the development stage            (13,299,547)
                                                                -----------
          Total stockholders' equity                              2,508,011
                                                                -----------
          Total liabilities and stockholders' equity           $  4,268,161
                                                                -----------
                                                                -----------

The accompanying notes are an integral part of these consolidated financial statements.

                           PACIFIC BIOMETRICS, INC.
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996


                                              Three Month Period Ended December 31,
                                              -------------------------------------
                                                             1997           1996
                                                        ---------      ---------
Revenues                                               $  871,290     $  648,437
                                                        ---------      ---------
Operating expenses:
    Laboratory expense and cost of goods sold             732,635        348,992
    Research and product development                      565,431        224,645
    General and administrative                            522,501        341,181
    Manufacturing relocation expense                            0        100,000
                                                        ---------      ---------
          Total operating expenses                      1,820,567      1,014,818
                                                        ---------      ---------
Operating loss                                          (949,277)      (366,381)
                                                        ---------      ---------
Other income (expense):
    Interest expense                                     (15,690)       (25,973)
    Interest income                                        18,051         39,262
    Grant and other income                                  5,861         46,657
                                                        ---------      ---------
                                                            8,222         59,946
                                                        ---------      ---------
Net loss                                               $ (941,055)    $ (306,435)
                                                        ---------      ---------
                                                        ---------      ---------
Basic and Fully diluted loss per share                $    (0.25)    $    (0.10)
                                                        ---------      ---------
                                                        ---------      ---------
Number of shares used in per-share calculation          3,706,424      3,131,706
                                                        ---------      ---------
                                                        ---------      ---------

The accompanying notes are an integral part of these consolidated financial statements.
                                       3

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996,
      AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO DECEMBER 31, 1997


                                                              Six Month               For the Period
                                                       Period Ended December 31,      from Inception
                                                      --------------------------  (December 1992) to
                                                             1997           1996   December 31, 1997
                                                      -----------    -----------   -----------------
Revenues                                             $  1,509,637   $  1,225,223        $  6,522,319
                                                      -----------    -----------         -----------
Operating expenses:
    Laboratory expense and cost of goods sold           1,127,315        758,349           4,702,801
    Research and product development                    1,043,290        415,635           3,456,818
    General and administrative                            962,286        783,233           4,936,409
    Manufacturing relocation expense                            0        100,000             100,000
    Purchased in-process research and development               0              0           6,373,884
    Amortization of goodwill                                    0              0             428,368
                                                      -----------    -----------         -----------

          Total operating expenses                      3,132,891      2,057,217          19,998,280
                                                      -----------    -----------         -----------
Operating loss                                         (1,623,254)      (831,994)        (13,475,961)
                                                      -----------    -----------         -----------
Other income (expense):
    Interest expense                                     (29,164)      (131,110)            (241,013)
    Interest income                                        81,457         40,001             234,985
    Grant and other income                                  6,025         91,597             182,442
                                                      -----------    -----------         -----------
                                                           58,318            488             176,414
                                                      -----------    -----------         -----------
Net loss                                             $ (1,564,936)  $   (831,506)       $(13,299,547)
                                                      -----------    -----------         -----------
                                                      -----------    -----------         -----------
Basic and Fully diluted loss per share              $     (0.42)   $     (0.30)        $      (9.04)
                                                      -----------    -----------         -----------
                                                      -----------    -----------         -----------
Number of shares used in per-share calculation          3,705,973      2,818,001           1,470,638
                                                      -----------    -----------         -----------
                                                      -----------    -----------         -----------

The accompanying notes are an integral part of these consolidated financial statements.

                           PACIFIC BIOMETRICS, INC.
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996



                                                              Three Month
                                                       Period Ended December 31,
                                                      --------------------------
                                                             1997           1996
                                                      -----------    -----------
    Cash (used) provided by operations               $  (866,638)   $  (164,482)

    Cash (used) provided by investing activities         603,674       (462,309)

    Cash (used) provided by financing activities         (68,344)     5,503,845
                                                      -----------    -----------
Increase (Decrease) in cash and cash equivalents        (331,308)     4,877,054

Cash and cash equivalents:

Beginning of period                                    1,613,782         197,804
                                                      -----------    -----------
End of period                                        $  1,282,474   $  5,074,858
                                                      -----------    -----------
                                                      -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                           PACIFIC BIOMETRICS, INC.
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996,
    AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO DECEMBER 31, 1997



                                                             Six Month                 For the Period
                                                      Period Ended December 31,        from Inception
                                                      -------------------------    (December 1992) to
                                                            1997           1996     December 31, 1997
                                                    -------------   -----------     -----------------
    Cash (used) provided by operations             $  (1,271,416)   $  (815,021)       $  (5,233,056)

    Cash (used) provided by investing activities        (237,225)       (62,139)          (1,433,791)

    Cash (used) provided by financing activities        (125,580)      5,759,120           7,949,321
                                                     ------------    -----------        ------------
Increase (Decrease) in cash and cash equivalents      (1,634,221)      4,881,960           1,282,474

Cash and cash equivalents:

Beginning of period                                     2,916,695        192,898                   0
                                                     ------------    -----------        ------------
End of period                                      $    1,282,474   $  5,074,858       $   1,282,474
                                                     ------------    -----------        ------------
                                                     ------------    -----------        ------------

The accompanying notes are an integral part of these consolidated financial statements.

                           PACIFIC BIOMETRICS, INC.
                           (A DELAWARE CORPORATION)
                     (A COMPANY IN THE DEVELOPMENT STAGE)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Pacific Biometrics, Inc. (the "Company") was incorporated in Delaware in May 1996. PBI-Delaware was formed in connection with the acquisitions of BioQuant, Inc. ("BioQuant"), a Michigan corporation, and Pacific Biometrics, Inc. ("PBI"), a Washington corporation. On June 28, 1996, the Company completed the mergers whereby BioQuant and PBI became wholly-owned subsidiaries of the Company in separate stock-for-stock exchange transactions.

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

     The Company is at an early stage of development. Revenues are primarily from the laboratory business. The Company's potential products are currently in research and development, and no material revenues have been generated from these potential products to date. Consequently, the Company is a development stage enterprise.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATIONS

     Certain reclassifications, not impacting previously reported net loss, have been made to the consolidated financial statements for the first and second quarters of fiscal 1997 and for the period from inception to December 31, 1997 in order to conform to the presentation of the consolidated financial statements for the first and second quarters of fiscal 1998 contained in the Company's quarterly reports on Form 10-QSB and fiscal year 1997 contained in the Company's report on Form 10-KSB.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The implementation of SFAS No. 130 is not expected to have a material effect on the Company's results of operations.

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

3.   COMMITMENTS AND CONTINGENCIES

     The Company is currently evaluating its alternatives for continuing production of its SPINPRO-REGISTERED TRADEMARK- product. The Company estimated the total cost of the relocation of manufacturing operations to be $100,000, which has been charged to the accompanying consolidated statement of operations for the three month period ending December 31, 1996. As of December 31, 1997, a liability of approximately $63,000 remains in order to cover the remaining costs of identifying a manufacturer, placing equipment and personnel, and resuming production. This amount is included in accrued liabilities on the accompanying consolidated balance sheet.

     The Company is not a party to any material legal proceedings. However, the former manufacturer of SPINPRO-Registered Trademark- has demanded arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO-Registered Trademark-. The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company. The Company is vigorously contesting such claims and the Company has asserted counterclaims against such former manufacturer.

4. EARNINGS PER SHARE

     The Company has adopted SFAS No. 128 "Earnings Per Share" which requires the presentation of "basic" and "diluted" earnings per share, as defined, on the face of the statement of operations for entities whose capital structure includes convertible securities and options.

     For the quarter ended December 31, 1997, no amounts were included in the weighted average shares calculation for convertible securities or options as the impact would have been anti-dilutive.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the preceding consolidated financial statements and notes in this Form 10-QSB.

OVERVIEW

    Pacific Biometrics, Inc. (the "Company") was incorporated in Delaware in May 1996. PBI-Delaware was formed in connection with the acquisitions of BioQuant, Inc. ("BioQuant"), a Michigan corporation, and Pacific Biometrics, Inc. ("PBI"), a Washington corporation. On June 28, 1996, the Company completed the mergers whereby BioQuant and PBI became wholly-owned subsidiaries of the Company in separate stock-for-stock exchange transactions.

     The Company, through its wholly-owned subsidiaries, develops diagnostic and laboratory products and provides laboratory services primarily in the fields of cardiovascular disease and osteoporosis laboratory testing. The Company's strategy is to focus on the development of cost-effective, non-invasive diagnostic tests and improved laboratory techniques in order to achieve early diagnosis, prevention, and therapeutic monitoring with respect to certain diseases. The Company plans to (i) finalize development and commercialize a patented skin patch product that measures bone loss markers in human perspiration (the "Osteopatch-TM-"); (ii) expand its specialty reference laboratory business; and (iii) evaluate the feasibility of non-invasive testing for various applications using SalivaSac-Registered Trademark-, its patented saliva collection device.

     To date, the Company's revenues have consisted primarily of fees charged by the laboratory for services provided to customers, a nominal amount of sales from the SPINPRO-Registered Trademark- cholesterol testing device, and other income from U.S. Government grants awarded to the Company under the National Institute of Health Small Business Innovative Research ("SBIR") programs to support research activities. Expenses consist, and are expected to continue to consist, primarily of operating expenses necessary to conduct the commercial laboratory operation, research and development costs for products under development, administrative expenses and payment of license and royalty fees to acquire and maintain the Company's intellectual property rights.

     Through December 31, 1997, the Company had an accumulated deficit of $13,299,547 which included a one-time charge of $6,373,884 for the value of purchased research and development expenses relating to the Company's merger with BioQuant in 1996 and a one-time charge of $428,368 relating to a prior merger involving PBI in 1995.

RESULTS OF OPERATIONS:

Comparison of the three and six month periods ending December 31, 1997 and 1996:

--------------------------------------------------------------------------------
Rounded to Nearest  Three      Six    Comments on increase or decrease from
Thousand Dollars    Months    Months     Fiscal 1997 to Fiscal 1998
--------------------------------------------------------------------------------

Revenues:
------------------------------------
Ending 12/31/97     $871      $1,510  Laboratory revenues increased by $410 and
Ending 12/31/96     $648      $1,225  $743 and non-laboratory revenues decreased
$  variance         $223        $284  by $187 and $458 for the three and six month
% variance           34%         23%  periods due to the Company's focus on
                                      increasing laboratory services.
------------------------------------

Laboratory expenses and cost
of sales:
------------------------------------
Ending 12/31/97     $733      $1,127  The increase is related directly to the
Ending 12/31/96     $349        $758  growth in revenues, higher supply
$  variance         $384        $369  requirements for a study, increased
% variance          110%         49%  depreciation, new laboratory personnel
                                      and relocation into a new facility.
------------------------------------

Research and  product development:
------------------------------------
Ending 12/31/97     $565      $1,043  The increase is due to Osteopatch-TM-
Ending 12/31/96     $225        $416  clinical trials and increased
$  variance         $341        $628  SalivaSac-Registered Trademark- research
% variance          152%        151%  efforts.
------------------------------------

General and administration expenses:
------------------------------------
Ending 12/31/97     $523        $962  The increase in expenses results primarily
Ending 12/31/96     $441        $883  from establishing an east coast sales
$  variance          $81         $79  office and hiring  sales personnel for
% variance           18%          9%  laboratory operations.
------------------------------------

Total other income (expense):
------------------------------------
Ending 12/31/97       $8         $58  The changes are due to timing of interest
Ending 12/31/96      $60          $0  income earned from investment of IPO
$  variance        ($52)         $58  proceeds.
% variance         (86%)         N/A
------------------------------------

Net loss:
------------------------------------
Ending 12/31/97   $(941)    $(1,565)  The increase in R & D spending accounts for
Ending 12/31/96   $(306)      $(832)  approximately 54% and 86% of the increased
$  variance       $(635)      $(733)  three and six month loss. Higher laboratory
% variance          207%         88%  and selling expenses also increased the loss.
------------------------------------


LIQUIDITY AND CAPITAL RESOURCES:

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE" HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements that involve risks and uncertainties. The following sections contain forward-looking statements of management's beliefs based on, among other things, assumptions made by, and information currently available to management, including management's own knowledge and assessment of the Company's industry, competition and current regulatory environment. Such forward-looking statements involve risk and uncertainties that could cause actual results to differ materially.

    The Registration Statement pertaining to the Company's initial public offering was declared effective by the Securities and Exchange Commission on October 29, 1996. Gross proceeds from the public offering were $8,075,000. The Company used approximately $1.2 million to repay debt. The Company is using the net proceeds, after such debt repayment and expense of the offering (approximately $5.1 million), for product development activities relating to the Osteopatch-TM-, for funding the growth of its central reference laboratory operations and for working capital.

     The Company believes that successful future operations depend primarily upon the Company's ability to complete development of the Osteopatch-TM- product, obtain FDA clearance, and achieve successful product commercialization. Although the number of people at risk of osteoporosis is large in both the United States and worldwide, there can be no assurance that the Company will be able to meet its objective to develop and commercialize a cost effective osteoporosis related diagnostic product. The risks facing the Company include the ability to obtain regulatory approval which is dependent upon such factors as the results of clinical trials, the discretion of regulatory officials, and potential changes in regulations, all of which may be beyond the control of the Company. In addition, successful commercialization of any product will be dependent upon market acceptance, competition, technological change, dependence on collaborators for research, development and marketing assistance, and continued access to capital.

     The Company believes that future operations also depend on its ability to grow a profitable reference laboratory operation. Although the Company has increased laboratory revenues, operated the laboratory at positive gross margin and has established cardiovascular and osteoporosis expertise, there can be no assurances that the Company will be able to continue such revenue growth or maintain profitability. In addition, contracts for lab services are entered into for a specified period (usually less than a year) but can be canceled at any time. Accordingly, the laboratory operation is dependent on a few large contracts and on the Company's ability to replace such contracts upon expiration or termination, of which there can be no assurance.

     During fiscal 1997, the Company received a commitment of $1.5 million from Transamerica Business Credit for the purchase of equipment. The Company has drawn down $552,000 on the credit line and is currently authorized to draw down an additional $150,000 for the three month period ending March 31, 1998. Payments on funds advanced are made at approximately a 9% annual rate plus the fair market value of the buy out of equipment, at the Company's option, at the end of the lease term.

     During fiscal 1997, the Company received notification of the termination of its manufacturing agreement relating to the manufacture of the SPINPRO-Registered Trademark- product. As a result of this termination, the Company has reimbursed the manufacturer for the value of molds and production equipment. As of December 31, 1997, the remaining inventory, molds and production equipment, had been relocated to a storage facility.

    The Company is currently evaluating its alternatives for continuing production of the SPINPRO-Registered Trademark- product. The Company estimated the total cost of the relocation to be $100,000, which has been charged to the accompanying consolidated statement of operations. As of December 31, 1997, a liability of approximately $63,000 remains in order to cover the remaining costs of identifying a manufacturer, placing equipment and personnel, and resuming production. This amount is included in accrued liabilities on the accompanying consolidated balance sheet.

    On September 26, 1997 the Company received from the former manufacturer of SPINPRO-Registered Trademark- a demand for arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO-Registered Trademark-. The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company. The Company is vigorously contesting such claims and has filed counterclaims against the former manufacturer. The Company has also filed for arbitration against a former vendor relating to SPINPRO-Registered Trademark-, seeking damages for alleged breach of contract with respect to the manufacture of molds for SPINPRO-Registered Trademark-parts.

     In August 1997, the Company announced an agreement with Segix Italia, S.p.A. ("Segix") for a market and technical evaluation of the Company's Osteopatch diagnostic system for the Italian market. At the end of the evaluation period (May 1998), Segix has the option to exercise an exclusive long term supply and distribution agreement with the Company for the Italian market. Exercise of Segix's option to execute the supply and distribution agreement will give the Company access to the Italian market through Segix's 70 person direct sales force.

     In December 1997, the Company executed a definitive agreement with Sudormed, Inc., which provides the Company an exclusive worldwide license to all medical diagnostic applications of Sudormed's skin patch technology. In addition, the license allows for the development of all other potential applications, except for those relating to alcohol and drugs of abuse. Sudormed, Inc. is the licensor of the skin patch technology for the application of measuring bone loss markers in sweat which is the basis for the Company's Osteopatch-TM- system currently in clinical trials.

     In exchange for the rights described above, the Company will pay Sudormed approximately $3 million over a fifteen month period plus an ongoing royalty payment based on the amount of sales of products developed under this license. The monthly payments include a lump-sum payment of $1.6 million in December 1998. The Company believes that it will be able to expand the use of the patch technology, thereby broadening its platform technology, building on its research expertise from the Osteopatch-TM- development, and strengthening its position in the non-invasive testing marketplace.

    In December 1997, the Company entered into a Technical Development and License Agreement with ActiMed Laboratories, Inc. in Burlington, NJ. This agreement provides the Company with exclusive worldwide rights to ActiMed's patented analyte detection technology in the field of saliva glucose testing. This technology will be combined with the Company's patented SalivaSac-Registered Trademark- technology to develop a saliva glucose testing system, with applications in screening for and monitoring of diabetes.

    In addition to, and in consideration of, receiving exclusive rights to ActiMed's proprietary technology for non-invasive saliva glucose testing, the Company has entered into a development program with ActiMed for the purpose of developing two potential products. The Company will fund the development based on a mutually agreed budget by Actimed and the Company. One potential product, a screening product, is intended to detect diabetes in the general population using a saliva sample in a singe use, disposable, non-instrumented device which incorporates the Company's SalivaSac-Registered Trademark-technology and ActiMed's thin film and dye technology. A second potential product, incorporating the same technologies plus a hand held meter, is intended to produce detailed quantitative measurements of glucose levels to enable diabetics to monitor glucose levels throughout the day. This collaboration will start in the third quarter of fiscal year 1998. The Company will pay Actimed a royalty based on future sales of products developed under this arrangement.

    There can be no assurance, however, that either of these products will be successfully developed, or if developed, will be approved for use by the U.S. Food and Drug Administration ("FDA"), achieve market acceptance or contribute significantly to the Company's revenues and profits.

    In December 1997, the Board of Directors extended the expiration date of the 1,700,000 warrants issued in conjunction with the Company's initial public offering of its securities until June 30, 1998. All other terms of such warrants remains unchanged.

         In February 1998, the Company announced that it had submitted to the United States Food and Drug Administration (FDA) a 510(k) pre-market notification filing for a test to measure an indicator of bone resorption using the Company's proprietary SweatPatch system. Recent studies have indicated that high bone resorption is a risk factor for osteoporosis. The Osteopatch-TM- is the first application of Pacific Biometrics' SweatPatch system. The Osteopatch-TM- system consists of a patented transdermal sweat collection device, proprietary assays for the detection of biochemical markers of bone loss in sweat, and a proprietary method for laboratory
analysis.   A combined total of over 200 patients at 14 facilities were evaluated in the Clinical Utility Study used to support the Company's 510(k) filing.

    According to the FDA's office of Device Evaluation Annual Report, during 1995, the average 510(k) review time was approximately six months. The preceding statements regarding FDA submission involves risks and uncertainties. There can be no assurance that the Company's 510(k) notifications will be accepted or that the review process will be completed in a timely manner, either of which events could have a material adverse effect on the Company.

    Osteoporosis is one of the fastest growing and debilitating diseases affecting the aging population today and new ways of preventing, diagnosing and managing the disease are urgently needed. The disease is characterized by low bone mass and deterioration of bone structure that can lead to bone fracture. According to the National Osteoporosis Foundation (NOF), 28 million people in the U.S. are at risk of osteoporosis and that number is projected to grow to 41 million by the year 2015. Additionally, the NOF estimates that the U.S. spends approximately $14 billion annually on osteoporosis related fractures.

    The Company expects to continue to incur significant and increasing operating losses for at least two years due to anticipated increases in research and development activities associated with the Osteopatch-TM-product, increased research and development activities related to SalivaSac-Registered Trademark-, establishment of a marketing program for the Osteopatch product and the reference laboratory and general and administrative expenses.

    Based upon its current plans, the Company believes that its anticipated cash flows from operations, together with the remaining proceeds received from the Company's initial public offering (IPO) completed in November 1996 and existing and anticipated debt and equity arrangements, will be sufficient to meet the Company's operating expenses and capital requirements for approximately twelve months. The previous sentence is considered a forward-looking statement for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties that could cause actual results to differ materially. Such statement is based on, among other things, assumptions made by, and information currently available to management, including management's own knowledge and assessment of the Company's industry, competition and current regulatory environment. Additionally, the adequacy of the Company's available cash equivalents and revenue from operations to sustain current and anticipated levels of operations are subject to a number of variables including maintaining and increasing existing laboratory revenues and profitability, performance of products in clinical trials, the level and timing of research and development costs necessary to obtain FDA clearance of products under development, the costs and timing associated with commercial production and marketing of such products, the execution of definitive agreements with key partners, intensified competition, third party reimbursement, technology obsolescence prior to successful commercialization, and the acceptability of terms related to anticipated sources of debt capital.

     If the Company's current and projected needs change due to unanticipated events or otherwise, the Company may be required to obtain additional capital. The Company intends to seek such additional funding through public or private financings or collaborative or other arrangements with corporate partners. There can be no assurance, however, that additional financing will be available from any of these sources, or if available, will be available on acceptable terms. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development programs, including but not limited to the development of the Osteopatch-TM-, or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or potential products that the Company would not otherwise relinquish.

PART II  -  OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings. However, the former manufacturer of SPINPRO-Registered Trademark- has demanded arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO-Registered Trademark-. The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company. The Company is vigorously contesting such claims and has filed counterclaims against the former manufacturer. The Company has also filed for arbitration against a former vendor relating to SPINPRO-Registered Trademark- seeking damages for alleged breach of contract with respect to the manufacture of molds for SPINPRO-Registered Trademark- parts.

ITEM 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS

The following information is provided with respect to the use of proceeds from the Company's IPO:

1.   Name of issuer:  Pacific Biometrics, Inc.
2.   a)  Effective date of the registration statement:  October 29, 1996
     b)  Commission file number assigned to issuer:  333-11551
3.   Offering commencement date:  October 29, 1996
4.   Managing underwriter:  Paradise Valley Securities, Inc.
5.   Title of each class of security
     (a) Common stock, par value $.01 per share ("Common Stock").
     (b) Redeemable Common Stock Purchase Warrants (the "Warrants"). Each Warrant is exerciseable into one share of Common Stock at an exercise price of $12 at any time up until June 30, 1998.
6.   Amount and aggregate offering price
     (a) Common Stock and Warrants:
           Amount registered (1)                               3,825,000 Shares
           Aggregate price of offering amount registered (2) $10,255,250
           Amount sold                                         1,700,000 Units
           Aggregate offering price of amount sold (2)       $ 8,075,000

(1) Includes 1,700,000 units (the "Units") (each Unit consisting of one share of Common Stock and one Warrant), the underwriter's over-allotment option (which was not exercised) for 255,000 Units, and a Warrant to purchase 170,000 shares of Common Stock at $5.70 per share that was issued to the underwriter. The amount registered includes 1,955,000 shares of common stock underlying Warrants contained in the Units (including the over-allotment option).

(2) Does not include exercise price of Warrants outstanding, none of which have been exercised to date.

                         ------------------------------------------------------
                          Direct or indirect payments to     Direct or indirect
                           directors, officers, general        payments to
                          partners of the issuer or their         others
  For the period ending   associates; to persons owning
   December 31, 1997     ten percent or more of any class
                         of equity securities of the issuer;
                               and to affiliates
                         ------------------------------------------------------

7. Costs of offering:

   -----------------------------------------------------------------------------
   (01)    Underwriting discounts and commissions                        807,500
   -----------------------------------------------------------------------------
   (02)    Finder's fees                                                       0
   -----------------------------------------------------------------------------
   (03)    Expenses paid to or for underwriters                          242,250
   -----------------------------------------------------------------------------
   (04)    Other expenses                                                740,540
   -----------------------------------------------------------------------------
   (05)    Total expenses                                              1,790,290
   -----------------------------------------------------------------------------

8. Net offering proceeds after expenses in item 7:                     6,284,710

9.
   Use of net offering proceeds:
   -----------------------------------------------------------------------------
   (01)    Construction of plant, building and facilities                      0
   -----------------------------------------------------------------------------
   (02)    Purchase of machinery and equipment                           187,126
   -----------------------------------------------------------------------------
   (03)    Purchase of real estate                                             0
   -----------------------------------------------------------------------------
   (04)    Acquisition of other business(es)                                   0
   -----------------------------------------------------------------------------
   (05)    Repayment of indebtedness                         60,193    1,115,774
   -----------------------------------------------------------------------------
   (06)    Working capital                                               804,271
   -----------------------------------------------------------------------------
   (07)    Government securities - greater than 90 days                  795,976
   -----------------------------------------------------------------------------
   (08)    Cash and investments - less than 90 days                    1,382,474
   -----------------------------------------------------------------------------
   (11)    Research & development                                      1,938,896
   -----------------------------------------------------------------------------

10.Do the use(s) of proceeds in Item 9 represent a material change
   in the use(s) of proceeds described in the prospectus?             / /   YES
                                                                       /X/   NO

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES   -   Not Applicable.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following summarize the votes at the annual meeting of the Company's stockholders held on November 13, 1997:


1. Election of Directors:                                   For            Withheld
                                                            ---            --------
   Ellen A. Rudnick                                       3,132,373         21,500
   Paul G. Kanan                                          3,132,373         21,500
   Mary L. Campbell                                       3,129,873         24,000
   Douglas Harrington, M.D.                               3,132,373         21,500
   Terry M. Giles                                         3,132,373         21,500
   Craig M. Goldstone                                     3,129,873         24,000


2. To increase the total number of shares of Common Stock subject to options available under the Company's 1996 Stock Incentive Plan.


     For          Against     Abstentions     Broker Non-Votes
     ---          -------     -----------     ----------------
  1,684,959       115,246       114,518          1,239,150


3. To ratify the appointment of Coopers & Lybrand, LLP as auditors of the Company for the year ended June 30, 1998.


           For             Against         Abstentions
           ---             -------         -----------
        3,051,331           39,000           63,542


ITEM 5  -  OTHER INFORMATION  - Not Applicable.

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

     (10.26) Technical Development and License Agreement, dated December 8, 1997, by and between ActiMed Laboratories, Inc., a Delaware corporation, and the Company.

     (10.27) Amended and Restated License Agreement, dated December 30, 1997, by and among Sudormed, Inc., a California corporation, William R. Miller, Donald W. Schoendorfer and the Company.

     (10.28) Amended and Restated Supply Agreement, dated December 30, 1997, by and between Sudormed, Inc. and the Company.

     (27.1) Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:    February 17, 1998


/s/PAUL G. KANAN       President and Chief Executive
----------------       Officer
Paul G. Kanan


/s/PETER B. LUDLUM     Vice President and Chief Financial
------------------     Officer (Principal Financial
Peter B. Ludlum        and Accounting Officer)