Form 10QSB
period 1998-03-31
PACIFIC BIOMETRICS INC
filed 1998-05-15
CIK 1020475

                      U.S. Securities and Exchange Commission
                              Washington, D.C.  20549

                                    FORM 10-QSB


[  X  ]   QUARTERLY REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

For the quarterly period ended     MARCH 31, 1998
                                -------------------

[     ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                                    714-263-9933
--------------------------------------------------------------------------------
                            (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ( X )     No  (  )

As of May 15, 1998 shares of common stock outstanding of the issuer were 3,709,671.

Transitional Small Business Disclosure Format (check one) Yes (   )  No ( X )

                              PACIFIC BIOMETRICS, INC.

                                INDEX TO FORM 10-QSB



PART I - FINANCIAL INFORMATION

                                                                     Page
                                                                     ----
ITEM 1  - FINANCIAL STATEMENTS

Consolidated Balance Sheet .......................................     2

Consolidated Statements of Operations.............................     3

Condensed Consolidated Statements of Cash Flows...................     5

Notes to Consolidated Financial Statements........................     7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS...............................................    12


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS........................................    21

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS................    21

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES..........................    23

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......    23

ITEM 5 - OTHER INFORMATION........................................    23

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.........................    23

                            PACIFIC BIOMETRICS, INC.
                            (a Delaware corporation)
                     (a company in the development stage)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1998
                                  (unaudited)

                                     ASSETS
Current assets:
    Cash and cash equivalents                                                         $    872,589
    Investments                                                                          1,494,870
    Accounts receivable, net of allowance for doubtful
          accounts of $22,137                                                              497,952
    Inventory                                                                              181,734
    Prepaid expenses and other                                                             226,116
                                                                                      ------------
          Total current assets                                                           3,273,261

Property and equipment, net                                                                917,894

Other assets:
    Technology license, net                                                              2,886,647
    Prepaid financing costs                                                                 72,586
    Restricted cash                                                                        100,000
    Deposit and other                                                                        3,249
                                                                                      ------------
          Total assets                                                                $  7,253,637
                                                                                      ------------
                                                                                      ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable to related parties                                                  $    253,663
    Accounts payable                                                                       173,856
    Accrued liabilities                                                                    488,819
    Advances from customers                                                                124,730
    Technology license payable                                                           2,318,102
    Capital lease obligations                                                              197,272
                                                                                      ------------
          Total current liabilities                                                      3,556,442
                                                                                      ------------

    Technology license payable - long term portion                                         202,664
    Capital lease obligations - long term portion                                          454,728
                                                                                      ------------
          Total long term liabilities                                                      657,392
                                                                                      ------------

Stockholders' equity:
    Preferred stock, $0.01 par value, 5,000,000 shares
          authorized, 925,000 shares issued and outstanding                                  9,250
    Common stock, $0.01 par value, 30,000,000 shares
          authorized, 3,709,671 shares issued and outstanding                               37,097
    Additional paid-in capital Common Stock                                             13,816,516
    Additional paid-in capital Preferred Stock                                           3,791,006
    Deficit accumulated during the development stage                                   (14,614,066)
                                                                                      ------------
          Total stockholders' equity                                                     3,039,803
                                                                                      ------------
          Total liabilities and stockholders' equity                                  $  7,253,637
                                                                                      ------------
                                                                                      ------------

     The accompanying notes are an integral part of these consolidated financial statements.


                            PACIFIC BIOMETRICS, INC.
                            (a Delaware corporation)
                      (a company in the development stage)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three Month Periods Ended March 31, 1998 and 1997
                                   (unaudited)

                                                                    Three Month Period Ended March 31,
                                                                    ----------------------------------
                                                                        1998                1997
                                                                     -----------        -----------
Revenues                                                             $   558,309        $   648,550
                                                                     -----------        -----------
Operating expenses:
    Laboratory expense and cost of goods sold                            474,829            462,133
    Research and product development                                     907,340            299,086
    General and administrative                                           597,453            389,898
                                                                     -----------        -----------
          Total operating expenses                                     1,979,622          1,151,117
                                                                     -----------        -----------
Operating loss                                                        (1,421,313)          (502,567)
                                                                     -----------        -----------
Other income (expense):
    Interest expense                                                     (15,927)            (4,607)
    Interest income                                                       26,247             59,359
    Grant and other income                                                96,474              8,789
                                                                     -----------        -----------
                                                                         106,794             63,541
                                                                     -----------        -----------
Net loss                                                             $(1,314,519)       $  (439,026)
                                                                     -----------        -----------
                                                                     -----------        -----------
Net loss applicable to common shareholders                           $(3,268,463)       $  (439,026)
                                                                     -----------        -----------
                                                                     -----------        -----------
Basic and diluted loss per share                                     $     (0.88)       $     (0.12)
                                                                     -----------        -----------
                                                                     -----------        -----------
Number of shares used in per-share calculation                         3,709,671          3,651,353
                                                                     -----------        -----------
                                                                     -----------        -----------

The accompanying notes are an integral part of these consolidated financial statements.


                PACIFIC BIOMETRICS, INC.
                (a Delaware corporation)
          (a company in the development stage)
          CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Month Periods Ended March 31, 1998 and 1997, and For the Period from Inception (December 1992) to March 31, 1998
                       (unaudited)

                                                                                            For the Period
                                                        Nine Month Period Ended March 31,   from Inception
                                                        --------------------------------- (December 1992) to
                                                             1998             1997          March 31, 1998
                                                         -----------      -----------       --------------
Revenues                                                 $ 2,067,946      $ 1,873,773       $  7,080,628
                                                         -----------      -----------       ------------
Operating expenses:
    Laboratory expense and cost of goods sold              1,602,144        1,220,482          5,177,630
    Research and product development                       1,950,630          714,721          4,364,158
    General and administrative                             1,559,739        1,173,129          5,533,862
    Manufacturing relocation expense                               0          100,000            100,000
    Purchased in-process research and development                  0                0          6,373,884
    Amortization of goodwill                                       0                0            428,368
                                                         -----------      -----------       ------------
          Total operating expenses                         5,112,513        3,208,332         21,977,902
                                                         -----------      -----------       ------------
Operating loss                                            (3,044,567)      (1,334,559)       (14,897,274)
                                                         -----------      -----------       ------------
Other income (expense):
    Interest expense                                         (45,091)        (135,717)          (256,940)
    Interest income                                          107,704           99,360            261,232
    Grant and other income                                   102,499          100,386            278,916
                                                         -----------      -----------       ------------
                                                             165,112           64,029            283,208
                                                         -----------      -----------       ------------

Net loss                                                 $(2,879,455)     $(1,270,530)      $(14,614,066)
                                                         -----------      -----------       ------------
                                                         -----------      -----------       ------------

Net loss applicable to common shareholders               $(4,833,399)     $(1,270,530)      $(16,568,010)

Basic and diluted loss per share                         $     (1.30)     $     (0.40)      $     (10.53)
                                                         -----------      -----------       ------------
                                                         -----------      -----------       ------------

Number of shares used in per-share calculation             3,707,188        3,150,918          1,574,137
                                                         -----------      -----------       ------------
                                                         -----------      -----------       ------------

The accompanying notes are an integral part of these consolidated financial statements.


                              PACIFIC BIOMETRICS, INC.
                        (A COMPANY IN THE DEVELOPMENT STAGE)
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
             FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                                    (UNAUDITED)

                                                        Three Month Period
                                                          Ended March 31,
                                                   ----------------------------
                                                       1998            1997
                                                   -------------   ------------
   Cash used by operations                         $ (1,294,862)   $  (503,772)

   Cash used by investing activities                   (876,756)       (57,454)

   Cash (used ) provided by financing activities      1,761,733         (5,000)
                                                   -------------   ------------

Decrease in cash and cash equivalents                  (409,885)      (566,226)

Cash and cash equivalents:

Beginning of period                                   1,282,474      5,074,858
                                                   -------------   ------------

End of period                                      $    872,589    $ 4,508,632
                                                   -------------   ------------
                                                   -------------   ------------

The accompanying notes are an integral part of these consolidated financial statements.

                          PACIFIC BIOMETRICS, INC.
                    (A COMPANY IN THE DEVELOPMENT STAGE)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
         FOR THE NINE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997,
      AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO MARCH 31, 1998
                                 (UNAUDITED)

                                                                                            For the Period
                                                      Nine Month Period Ended March 31,     from Inception
                                                      ---------------------------------   (December 1992) to
                                                             1998             1997          March 31, 1998
                                                      ---------------   ---------------   ------------------
   Cash used by operations                            $   (2,566,279)   $   (1,318,793)     $  (6,527,919)

   Cash used by investing activities                      (1,113,980)         (119,593)        (2,310,546)

   Cash provided by financing activities                   1,636,153         5,754,120          9,711,054
                                                      ---------------   ---------------     --------------

Increase (decrease) in cash and cash equivalents          (2,044,106)        4,315,734            872,589

Cash and cash equivalents:

Beginning of period                                        2,916,695           192,898                  0
                                                      ---------------   ---------------     --------------

End of period                                         $      872,589    $    4,508,632      $     872,589
                                                      ---------------   ---------------     --------------
                                                      ---------------   ---------------     --------------

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATIONS

     Certain reclassifications, not impacting previously reported net loss, have been made to the consolidated financial statements for the first, second and third quarters of fiscal 1997 and for the period from inception to March 31, 1998 in order to conform to the presentation of the consolidated financial statements for the first, second and third quarters of fiscal 1998 contained in the Company's quarterly reports on Form 10-QSB and fiscal year 1997 contained in the Company's report on Form 10-KSB.

TECHNOLOGY LICENSES

     Amounts paid to Sudormed (Note 3) are capitalized and amortized over their estimated useful life.

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

3.   COMMITMENTS AND CONTINGENCIES

SPINPRO-Registered Trademark-

     The Company is currently evaluating its alternatives for continuing production of its SPINPRO-Registered Trademark- product. The Company estimated the total cost of the relocation of manufacturing operations to be $100,000, which has been charged to the accompanying consolidated statement of operations for the three month period ending December 31, 1996. As of March 31, 1998, a liability of approximately $63,000 remains in order to cover the remaining costs of identifying a manufacturer, placing equipment and personnel, and resuming production. This amount is included in accrued liabilities on the accompanying consolidated balance sheet.

     The Company is not a party to any material legal proceedings. However, the former manufacturer of SPINPRO-Registered Trademark- has demanded arbitration in connection with alleged breaches of the contract relating to manufacture of SPINPRO-Registered Trademark-. The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company. The Company is vigorously contesting such claims and the Company has asserted counterclaims against such former manufacturer.

SUDORMED

     In December 1997, the Company executed a definitive agreement with Sudormed, Inc., which provides the Company an exclusive worldwide license to all medical diagnostic applications of Sudormed's skin patch technology. In addition, the license allows for the development of all other potential applications, except for those relating to alcohol and drugs of abuse. Sudormed is the licensor of the skin patch technology for the application of measuring bone loss markers in sweat which is the basis for the Company's Osteopatch-TM- system which has been submitted as a 510(k) to the United States Food and Drug Administration ("FDA").

     In exchange for the rights described above, the Company will pay Sudormed approximately $3 million over a twenty month period plus an ongoing royalty payment based on the amount of sales of products developed under this license. Such payments include a lump-sum payment of $1.6 million in December 1998. Through the quarter ended March 31, 1998 the Company has paid $509,911. The Company believes that it will be able to expand the use of the patch technology, thereby broadening its platform technology, building on its research expertise from the Osteopatch-TM- development, and strengthening its position in the non-invasive testing marketplace. Amounts paid to Sudormed will be capitalized and amortized on a straight line basis over four years for accounting purposes.

4.   SALE OF CONVERTIBLE PREFERRED STOCK

     On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998 for a purchase price of $1,250,000. Subsequent to the quarter ended March 31, 1998 the institutional investor exercised the Option. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and the like. The Preferred Stock provides for a cumulative cash divided payable quarterly in arrears at an annual rate of 8%. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which Preferred Stock is convertible no later than August 18, 1998. The Company will use the proceeds of the sale of the Preferred Stock and exercise of the Option to ensure timely payment of the Company's obligations to Sudormed with respect to the licensing by the Company of the patch technology for all applications other than drugs of abuse, and for general working capital purposes. See Note 6 for calculation of beneficial conversion and imputed preferred stock dividend.

5.   REVOLVING LINE OF CREDIT

     On March 18, 1998 the Company and its subsidiaries entered into a Loan and Security Agreement (the "Loan and Security Agreement") relating to a $1 million term loan (the "Loan") with Silicon Valley Bank (the "Bank"). The Company can draw loan advances through March 6, 1999, after which the Loan (plus accrued interest) will be repaid in forty-eight (48) equal monthly installments through March 6, 2003. The Loan bears interest at the per annum rate of one percent over the prime rate announced by the Bank. The Loan is collateralized by substantially all of the Company's presently existing and hereafter acquired assets including, but not limited to, the Company's goods, equipment, inventory, contract rights, general intangibles and accounts (the "Collateral"). The Company is required to maintain adequate insurance covering the Collateral and is required to deliver to the Bank certain financial statements and other reports. Moreover, the Company must comply with certain minimum financial standards and ratios, including a minimum stated net worth and a liquidity coverage ratio, and other non-financial restrictions. Upon any event of default, as defined in the Loan, the Bank may declare all outstanding Loan advances and all accrued interest thereon immediately due and payable, and may also claim, recover and sell the Collateral. No amounts were outstanding under this facility at March 31, 1998.

   In connection with the Loan, the Company granted the Bank a warrant (the "Bank Warrant") to purchase 15,094 shares of the Company's Common Stock until March 6, 2003 for an exercise price of $3.3125 per share (which was the market price per share of the Company's Common Stock on the date of the grant determined using a five day average price per share). The Company will use the proceeds of the Loan and exercise of the Bank Warrants, if any, to finance a portion of the Company's recent acquisition from Sudormed of the rights to a proprietary skin patch technology. No amounts have been recorded for the Bank Warrant as amounts are deemed immaterial.

6.   EARNINGS PER SHARE

     The Company has adopted SFAS No. 128 "Earnings Per Share" which requires the presentation of "basic" and "diluted" earnings per share, as defined, on the face of the statement of operations for entities whose capital structure includes convertible securities and options. For the quarter ended March 31, 1998, no amounts were included in the weighted average shares calculation for convertible securities, options or warrants as the impact would have been anti-dilutive. Prior periods have not been restated.

     Net loss applicable to common stockholders includes $16,444 in cumulative dividends on the convertible preferred stock during the quarter ended March 31, 1998, and $1,937,500 for the non-cash imputed dividend related to the beneficial conversion feature on the convertible preferred stock and preferred stock option. The beneficial conversion feature is computed as the difference between the quoted market price of a share of common stock on the date of issue and the conversion price times all shares of preferred stock sold and under option.

The imputed dividends are a non-cash one-time charge based on the immediate conversion feature. The basic and dilluted loss per share calculation is illustrated in the following table.

                                                                                             For the Period
                                     Three Month Period             Nine Month Period        from Inception
                                    3/31/98        3/31/97       3/31/98        3/31/97        to 3/31/98
                                 ---------------------------   ---------------------------   ---------------
Net Loss                         $(1,314,519)    $( 439,026)   $(2,879,455)   $(1,270,530)    $(14,614,066)

Preferred Stock                      (16,444)             0        (16,444)             0          (16,444)
 cummulative dividend

Imputed dividend
 on Preferred
 Stock issued                     (1,156,250)             0     (1,156,250)             0       (1,156,250)

Imputed dividend
  on Preferred Stock
  Option Granted                    (781,250)             0       (781,250)             0         (781,250)
                                 ------------    -----------   ------------   ------------    -------------
Net Loss available
 to Common
 Shareholders                    $(3,268,463)    $ (439,026)   $(4,833,399)   $(1,270,530)    $(16,568,010)
                                 ------------    -----------   ------------   ------------    -------------
                                 ------------    -----------   ------------   ------------    -------------

Basic and diluted
 loss per share                  $     (0.88)    $    (0.12)   $     (1.30)   $     (0.40)    $     (10.53)
                                 ------------    -----------   ------------   ------------    -------------
                                 ------------    -----------   ------------   ------------    -------------

Number of shares
 used in per-share
 calculation                       3,709,671      3,651,353      3,707,188      3,150,918        1,574,137
                                 ------------    -----------   ------------   ------------    -------------
                                 ------------    -----------   ------------   ------------    -------------

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the preceding consolidated financial statements and notes in this Form 10-QSB.

OVERVIEW

    The Company was incorporated in Delaware in May 1996 in connection with the acquisitions of BioQuant and PBI, a Washington corporation. On June 28, 1996, the Company completed the mergers whereby BioQuant and PBI became wholly-owned subsidiaries of the Company in separate stock-for-stock exchange transactions.

    The Company, through its wholly-owned subsidiaries, develops diagnostic and laboratory products and provides laboratory services primarily in the fields of cardiovascular disease and osteoporosis laboratory testing. The Company's strategy is to focus on the development of cost-effective, non-invasive diagnostic tests and improved laboratory techniques in order to achieve early diagnosis, prevention, and therapeutic monitoring with respect to certain diseases. The Company plans to (i) finalize development and commercialize a patented skin patch product that measures bone loss markers(1) in human perspiration (the "Osteopatch-TM-"); (ii) expand its specialty reference laboratory business; (iii) evaluate the feasibility of non-invasive testing for various applications using SalivaSac-Registered Trademark-, its patented saliva collection device and (iv) evaluate and develop various applications using the skin patch technology.

    To date, the Company's revenues have consisted primarily of fees charged by the laboratory for services provided to customers, a nominal amount of sales from the SPINPRO-Registered Trademark- cholesterol testing device, and other income from U.S. Government grants awarded to the Company under the National Institute of Health Small Business Innovative Research ("SBIR") programs to support research activities. Expenses consist, and are expected to continue to consist, primarily of operating expenses necessary to conduct the commercial laboratory operation, research and development costs for products under development, ongoing clinical trials, marketing, administrative expenses and payment of license and royalty fees to acquire and maintain the Company's intellectual property rights.

    Through March 31, 1998, the Company had an accumulated deficit of $14,614,066 which included a one-time charge of $6,373,884 for the value of purchased research and development expenses relating to the Company's merger with BioQuant in 1996 and a one-time charge of $428,368 relating to a prior merger involving PBI in 1995.

----------
(1) Certain specific molecules produced from the degradation of bone proteins, which are delivered to blood and then to urine and sweat; the amount of the bone molecules measured in these fluids in a specified interval is related to the amount of bone degraded or lost in that time.

RESULTS OF OPERATIONS:

Comparison of the three and nine month periods ending March 31, 1998 and 1997:


Rounded to Nearest      Three           Nine             Comments on increase or decrease from
Thousand Dollars        Months         Months             Fiscal 1997 to Fiscal 1998
----------------------------------------------------------------------------------------------------------
Revenues:

Ending 3/31/98         $    558       $  2,068     Results consist mainly of laboratory revenue.
Ending 3/31/97         $    649       $  1,874     Two large studies, which increased revenue for the
$ variance             $    (91)      $    194     nine month period, concluded in this quarter and
% variance                 (14%)           10%     were not fully replaced, resulting in decreased three
                                                   month period revenue.

Laboratory expenses and cost of sales:

Ending 3/31/98         $    475       $  1,602     The increased expense for the nine month period
Ending 3/31/97         $    462       $  1,220     represents higher activity levels and higher supply
$ variance             $     13       $    382     costs pertaining to one of the completed studies.
% variance                   3%            31%

Research and  product development:

Ending 3/31/98         $    907       $  1,951     Three and nine month expenditures increased
Ending 3/31/97         $    299       $    715     primarily due to the Osteopatch Clinical Trials
$ variance             $    608       $  1,236     which concluded in February 1998 with the 510(K)
% variance                 203%           173%     submission to the FDA and technology license
                                                   amortization.  Research and development spending
                                                   will continue at similar levels.

General and administration expenses:

Ending 3/31/98         $    598       $  1,560     Increased three and nine month expenditures resulted
Ending 3/31/97         $    390       $  1,273     from costs incurred to support laboratory sales and
$ variance             $    208       $    287     marketing  as well as increased administrative costs
% variance                  53%            23%     to support the Company's research and development
                                                   effort.

Total other income:

Ending 3/31/98         $    107       $    165     The three and nine month figures include
Ending 3/31/97         $     64       $     64     grant income of $95,000, which was for an SBIR
$ variance             $     43       $    101     study concluded in March 1998.  All of this SBIR
% variance                  67%           158%     income was received in the third quarter of 1998.

Net loss:

Ending 3/31/98         $ (1,315)      $ (2,879)    Approximately  two-thirds  of the increased net loss
Ending 3/31/97         $   (439)      $ (1,271)    is due to the expanded research and development
$ variance             $   (876)      $ (1,608)    expenditures incurred during the three and nine
% variance                 200%           127%     month periods.

LIQUIDITY AND CAPITAL RESOURCES:

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the information presented in this Form 10-QSB contain forward-looking statements that involve risks and uncertainties. The following section contains forward-looking statements of management's beliefs based on, among other things, assumptions made by, and information currently available to management, including management's own knowledge and assessment of the Company's industry, competition and current regulatory environment. Such forward-looking statements involve risk and uncertainties that could cause actual results to differ materially.

    The Registration Statement pertaining to the Company's initial public offering was declared effective by the Securities and Exchange Commission on October 29, 1996. Net proceeds from such public offering were $6.3 million. The Company used approximately $1.2 million of such proceeds to repay debt. The Company has used the remaining net proceeds of approximately $5.1 million for product development activities relating to the Osteopatch-TM-, for funding the growth of its central reference laboratory operations and for working capital.

    The Company believes that successful future operations depend primarily upon the Company's ability to complete development of the Osteopatch-TM-product, obtain FDA clearance, and achieve successful product commercialization. Although the number of people at risk of osteoporosis is large in both the United States and worldwide, there can be no assurance that the Company will be able to meet its objective to develop and commercialize a cost effective osteoporosis related diagnostic product. The risks facing the Company include the ability to obtain regulatory approval which is dependent upon such factors as the results of clinical trials, the discretion of regulatory officials, and potential changes in regulations, all of which may be beyond the control of the Company. In addition, successful commercialization of any product will be dependent upon market acceptance, competition, technological change, dependence on collaborators for research, development and marketing assistance, and continued access to capital.

    The Company believes that future operations also depend on its ability to grow a profitable reference laboratory operation. Although the Company has increased laboratory revenues in the past, operated the laboratory at positive gross margin and has established cardiovascular and osteoporosis expertise, there can be no assurances that the Company will be able to continue such revenue growth or maintain profitability. In addition, contracts for lab services are entered into for a specified period (usually less than a year) but can be canceled at any time. Accordingly, the laboratory operation is dependent on a few large contracts and on the Company's ability to replace such contracts upon expiration or termination, of which there can be no assurance.

    During fiscal 1997, the Company received a commitment of $1.5 million from TransAmerica Business Credit for the purchase of equipment. The Company has drawn down approximately $706,000 on the credit line and is currently authorized to draw down an additional $370,000 for the three month period ending June 30, 1998. Payments on funds advanced are made at approximately a 9% annual rate. The Company's has the option to purchase the equipment at the end of the lease term for an amount equal to its then fair market value.

    During fiscal 1997, the Company received notification of the termination of its manufacturing agreement relating to the manufacture of the SPINPRO-Registered Trademark- product. As a result of this termination, the Company has reimbursed the manufacturer for the value of molds and production equipment. As of March 31, 1998, the remaining inventory, molds and production equipment, had been relocated to a storage facility.

    The Company is currently evaluating its alternatives for continuing production of the SPINPRO-Registered Trademark- product. The Company estimated the total cost of the relocation to be $100,000, which was charged to the accompanying consolidated statement of operations in second quarter of fiscal 1997. As of March 31, 1998, a liability of approximately $63,000 remains in order to cover the remaining costs of identifying a manufacturer, placing equipment and personnel, and resuming production. This amount is included in accrued liabilities on the accompanying consolidated balance sheet.

    On September 26, 1997 the Company received from the former manufacturer of SPINPRO-Registered Trademark- a demand for arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO-Registered Trademark-. The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company. The Company is vigorously contesting such claims, has filed counterclaims against the former manufacturer and is conducting discovery. The Company has also filed for arbitration against a former vendor relating to SPINPRO-Registered Trademark-, seeking damages for alleged breach of contract with respect to the manufacture of molds for SPINPRO-Registered Trademark- parts.

    In August 1997, the Company announced an agreement with Segix Italia, S.p.A. ("Segix") for a market and technical evaluation of the Company's Osteopatch-TM- diagnostic system for the Italian market. At the end of the evaluation period (May 1998), Segix has the option to exercise an exclusive long term supply and distribution agreement with the Company for the Italian market. Exercise of Segix's option to execute the supply and distribution agreement will give the Company access to the Italian market through Segix's 70 person direct sales force.

    In December 1997, the Company executed a definitive agreement with Sudormed, Inc., which provides the Company an exclusive worldwide license to all medical diagnostic applications of Sudormed's skin patch technology. In addition, the license allows for the development of all other potential applications, except for those relating to alcohol and drugs of abuse. Sudormed is the licensor of the skin patch technology for the application of measuring bone loss markers in sweat which is the basis for the Company's Osteopatch-TM- system which has been submitted as a 510(k) to the United States Food and Drug Administration ("FDA").

    In exchange for the rights described above, the Company will pay Sudormed approximately $3 million over a twenty month period plus an ongoing royalty payment based on the amount of sales of products developed under this license. Such payments include a lump-sum payment of $1.6 million in December 1998. Through the quarter ended March 31, 1998 the Company has paid $509,911. The Company believes that it will be able to expand the use of the patch technology, thereby broadening its platform technology, building on its research expertise from the Osteopatch-TM- development, and strengthening its position in the non-invasive testing marketplace. Amounts paid to Sudormed will be capitalized and amortized on a straight line basis over four years for accounting purposes.

    In December 1997, the Company entered into a Technical Development and License Agreement with ActiMed Laboratories, Inc. ("ActiMed"). This agreement provides the Company with exclusive worldwide rights to ActiMed's patented analyte(2) detection technology in the field of saliva glucose testing. This technology will be combined with the Company's patented SalivaSac-Registered Trademark- technology to develop a saliva glucose testing system, with applications in screening for and monitoring of diabetes.

    In addition to, and in consideration of, receiving exclusive rights to ActiMed's proprietary technology for non-invasive saliva glucose testing, the Company has entered into a development program with ActiMed for the purpose of developing two potential products. The Company will fund the development based on a mutually agreed budget by ActiMed and the Company. One potential product, a screening product, is intended to detect diabetes in the general population using a saliva sample in a singe use, disposable, non-instrumented device which incorporates the Company's SalivaSac-Registered Trademark-technology and ActiMed's thin film and dye technology. A second potential product, incorporating the same technologies plus a hand held meter, is intended to produce detailed quantitative measurements of glucose levels to enable diabetics to monitor glucose levels throughout the day. This collaboration has started in the third quarter of fiscal year 1998. The Company will pay ActiMed a royalty based on future sales of products developed under this arrangement. There can be no assurance, however, that either of these products will be successfully developed, or if developed, will be approved for use by the FDA, achieve market acceptance or contribute significantly to the Company's revenues and profits.

----------
(2) A chemistry term denoting a biological substance or drug that is measured to indicate some physiological or health state; e.g., glucose is the analyte of interest in monitoring treatment of diabetics.

    In December 1997, the Board of Directors extended the expiration date of the 1,700,000 warrants issued in conjunction with the Company's initial public offering of its securities until June 30, 1998. All other terms of such warrants remains unchanged.

    In February 1998, the Company announced that it had submitted to the FDA a 510(k) pre-market notification filing for a test to measure an indicator of bone resorption using the Company's proprietary SweatPatch system. Recent studies have indicated that high bone resorption is a risk factor for osteoporosis. The Osteopatch-TM- is the first application of Pacific Biometrics' SweatPatch system. The Osteopatch-TM- system consists of a patented transdermal(3) sweat collection device, proprietary assays(4) for the detection of biochemical markers of bone loss in sweat, and a proprietary
method for laboratory analysis.   A combined total of over two hundred
patients at fourteen facilities were evaluated in the Clinical Utility Study used to support the Company's 510(k) submission.

    On May 8, 1998 the Company announced that it received a letter from the FDA with respect to the Company's 510(k) application relating to the Osteopatch-TM-. Based on this letter and subsequent discussions with the FDA, the Company will provide the FDA with additional information.

    Depending on the review of such information by the FDA, the Company may have to expand existing clinical studies or conduct additional clinical studies. In that event, the Company may decide to resubmit its 510(k) application. While the Company was hopeful for a determination of substantial equivalence by the FDA during the third calendar quarter of 1998, it is likely, depending on the extent of additional information requests by the FDA, that such determination will be delayed until at least the fourth calendar quarter of 1998.

    If the Company experiences significant delays beyond the fourth quarter, there can be no assurance that the Company will be able to meet all of its current financial and business objectives, in which event, the Company may be forced to curtail certain projects. The proceeding sentence and paragraph contain forward-looking statements with respect to the extent and timing of the FDA process, which is subject to many variables, some of which are beyond the Company's control, including, among other things, the technical and financial ability of the Company to comply with the FDA's informational requests and to conduct additional clinical studies if necessary, and the classification of the Osteopatch-TM- product as a 510(k) device.

    Osteoporosis is one of the fastest growing and debilitating diseases affecting the aging population today and new ways of preventing, diagnosing and managing the disease are urgently needed. The disease is characterized by low bone mass and deterioration of

----------
(3) Movement of substances from blood across the skin (dermis), chiefly in sweat; transdermal also refers to the movement of substances from the surface of the skin to the underlying tissues and blood.
(4) A System by which the amount of a biological substance is measured; includes, e.g., immunoassays, the measurement of a substance from its interaction with a specific antibody.

bone structure that can lead to bone fracture. According to the National Osteoporosis Foundation ("NOF"), 28 million people in the U.S. are at risk of osteoporosis and that number is projected to grow to 41 million by the year 2015. Additionally, the NOF estimates that the U.S. spends approximately $14 billion annually on osteoporosis related fractures.

    On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998 for a purchase price of $1,250,000. Subsequent to the quarter ended March 31, 1998 the institutional investor exercised the Option. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and the like. The Preferred Stock provides for a cumulative cash divided payable quarterly in arrears at an annual rate of 8%. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which Preferred Stock is convertible no later than August 18, 1998. The Company will use the proceeds of the sale of the Preferred Stock and exercise of the Option, if any, to ensure timely payment of the Company's obligations to Sudormed with respect to the licensing by the Company of the patch technology for all applications other than drugs of abuse, and for general working capital purposes.

    On March 18, 1998 the Company and its subsidiaries entered into a Loan and Security Agreement (the "Loan and Security Agreement") relating to a $1 million term loan (the "Loan") with Silicon Valley Bank (the "Bank"). The Company can draw loan advances through March 6, 1999, after which the Loan (plus accrued interest) will be repaid in forty-eight (48) equal monthly installments through March 6, 2003. The Loan bears interest at the per annum rate of one percent over the prime rate announced by the Bank. The Loan is collateralized by substantially all of the Company's presently existing and hereafter acquired assets including, but not limited to, the Company's goods, equipment, inventory, contract rights, general intangibles and accounts (the "Collateral"). The Company is required to maintain adequate insurance covering the Collateral and is required to deliver to the Bank certain financial statements and other reports. Moreover, the Company must comply with certain minimum financial standards and ratios, including a minimum stated net worth and a liquidity coverage ratio, and other non-financial restrictions. Upon any event of default, as defined in the Loan, the Bank may declare all outstanding Loan advances and all accrued interest thereon immediately due and payable, and may also claim, recover and sell the Collateral. No amounts were outstanding under this facility at March 31, 1998.

    The Company's per share loss for the quarter ended March 31, 1998 included a one-time non-cash accounting adjustment of ($0.52) per share for imputed dividends associated with the Company's Preferred Stock and Option. The imputed dividend is calculated as the difference between the quoted market price on the date of issue and the conversion price times all shares covered by the Preferred Stock and Option.

    In connection with the Loan, the Company granted the Bank a warrant (the "Bank Warrant") to purchase 15,094 shares of the Company's Common Stock until March 6, 2003 for an exercise price of $3.3125 per share (which was the market price per share of the Company's Common Stock on the date of the grant determined using a five day average price per share). The Company will use the proceeds of the Loan and exercise of the Bank Warrants, if any, to finance a portion of the Company's recent acquisition from Sudormed of the rights to a proprietary skin patch technology.

    In March 1998, the Company leased a new corporate office and lab facility in Lake Forest, California which has approximately 10,776 square feet pursuant to a five year lease at an average annual rental of $140,000. The facility will be ready for occupancy near the end of the fourth quarter of fiscal 1998 and the lease will expire on June 30, 2003.

    The Company owns or is the exclusive licensee of rights under thirteen issued U.S. patents and four pending U.S. patents with respect to the Company's Osteopatch-TM- system, Sudormed's skin patch technology and the Company's SalivaSac-Registered Trademark- technology.

    The Company believes that year 2000 issues will have no material impact on the Company, its financial condition or capital expenditures.

    The Company expects to continue to incur significant and increasing operating losses for at least the next eighteen months due to anticipated increases in research and development activities associated with the Osteopatch-TM- product, increased research and development activities related to SalivaSac-Registered Trademark-, establishment of a marketing programs for both the Osteopatch-TM- product and the reference laboratory, technology license amortization and general and administrative expenses. Based upon its current plans, the Company believes that its anticipated cash flows from operations, together with the proceeds from the Preferred Stock sale and existing and anticipated debt and equity arrangements, will be sufficient to meet the Company's operating expenses and capital requirements for approximately nine months. The previous sentences are considered forward-looking statements for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties that could cause actual results to differ materially. Such statements are based on, among other things, assumptions made by, and information currently available to management, including management's own knowledge and assessment of the Company's industry, competition and current regulatory environment. Additionally, the adequacy of the Company's available cash equivalents and revenue from operations to sustain current and anticipated levels of operations are subject to a number of variables including maintaining and increasing existing laboratory revenues and profitability, performance of products in clinical trials, the level and timing of research and development costs necessary to obtain FDA clearance of the Osteopatch-TM- and other products under development, the costs and timing associated with commercial production and marketing of such products, the execution of definitive agreements with key partners, intensified competition, third party reimbursement, technology obsolescence prior to successful commercialization, and the acceptability of terms related to anticipated sources of debt or equity capital.

    If the Company's current and projected needs change due to unanticipated events or otherwise, the Company may be required to obtain additional capital. The Company intends to seek such additional funding through public or private financing or collaborative or other arrangements with corporate partners. There can be no assurance, however, that additional financing will be available from any of these sources, or if available, will be available on acceptable terms. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development programs, including but not limited to the development of the Osteopatch-TM-, or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or potential products that the Company would not otherwise relinquish.

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

                                                              Direct or indirect payments to          Direct or indirect
                                                               directors, officers, general               payments to
                                                             partners of the issuer or their                others
                                                              associates; to persons owning
                                                             ten percent or more of any class
For the period ending March 31, 1998                       of equity securities of the issuer;
                                                                   and to affiliates
7.   Costs of offering:
     (01)  Underwriting discounts and commissions                                                             807,500
     (02)  Finder's fees                                                                                            0
     (03)  Expenses paid to or for underwriters                                                               242,250
     (04)  Other expenses                                                                                     740,540
     (05)  Total expenses                                                                                   1,790,290

8.   Net offering proceeds after expenses in item 7:                                                       6,284,710

9.   Use of net offering proceeds:
     (01)  Construction of plant, building and facilities                                                           0
     (02)  Purchase of machinery and equipment                                                                219,885
     (03)  Purchase of real estate                                                                                  0
     (04)  Acquisition of other business(es)                                                                        0
     (05)  Repayment of indebtedness                                          60,193                        1,115,774
     (06)  Working capital                                                                                   (250,494)
     (07)  Government securities - greater than 90 days                                                     1,494,870
     (08)  Cash and investments - less than 90 days                                                           972,589
     (11)  Research & development                                                                           2,671,893

10.  Do the use(s) of proceeds in Item 9 represent a material change in the                  / /   YES
     use(s) of proceeds described in the prospectus?                                         /X/   NO

11. This will be the final submission of form S-R. The IPO funds have been fully deployed.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable.

ITEM 5 - OTHER INFORMATION - Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits:

         (10.29) Lease dated January 5, 1998 between the Company and Makena Commercentre II, LLC with respect to the Company's office at 25651 Atlantic Ocean Drive, A1-A, Lake Forest, California, 92630.

         (27.1)   Financial Data Schedule.

         (b) The following reports on Form 8-K were filed during the quarter ended March 31, 1998:

          (i) February 27, 1998 with respect to the sale of 925,000 shares of Preferred Stock to an institutional investor for an aggregate purchase price of $1,850,000 and an option to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998.

         (ii) March 27, 1998 with respect to the execution of a Loan and Security Agreement relating to a $1,000,000 term loan with Silicon Valley Bank.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:    May 15, 1998

/s/PAUL G. KANAN                            President and Chief Executive
---------------------------------           Officer
Paul G. Kanan


/s/ PETER B. LUDLUM                         Vice President and Chief Financial
---------------------------------           Officer (Principal Financial
Peter B. Ludlum                             and Accounting Officer)