Form 10KSB
period 1998-06-30
PACIFIC BIOMETRICS INC
filed 1998-09-28
CIK 1020475

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended JUNE 30, 1998 Commission File Number 0-21537

                            PACIFIC BIOMETRICS, INC.
         (Exact name of small business issuer specified in its charter)

            Delaware                                    93-1211114
(State or other jurisdiction of             (IRS Employer Identification Number)
    incorporation or organization)

          25651 Atlantic Ocean Drive, Suite A-1, Lake Forest, CA 92630
                    (Address of principal executive offices)

                                  949-455-9724
                           (Issuer's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share Redeemable Common Stock Purchase Warrants

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
(X) No ( )

Indicate by check mark if the disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended June 30, 1998 were $2,521,561

As of September 22, 1998 there were 3,709,671 outstanding shares of common stock, par value $0.01 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on September 22, 1998 based on the average bid and asked price on such date was $3,982,695.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-KSB is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrants fiscal year.

         Traditional Small Business Disclosure Format: Yes ( ) No ( X )

                             PACIFIC BIOMETRICS, INC.

                               INDEX TO FORM 10-KSB

                                                                           PAGE
                                                                           -----

PART I

ITEM 1  - BUSINESS.......................................................   3

ITEM 2  - PROPERTIES.....................................................  13

ITEM 3  - LEGAL PROCEEDINGS..............................................  13

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS........................................................  13

PART II

ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.............................................  14

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................  14

ITEM 7 - FINANCIAL STATEMENTS............................................  20

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES...........................  20

PART III

ITEM 9 -  DIRECTORS AND OFFICERS OF THE REGISTRANT.......................  21

ITEM 10 - EXECUTIVE COMPENSATION.........................................  21

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.................................................  21

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  21

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K...............................  21


                                     PART I

ITEM 1  - BUSINESS

GENERAL

Pacific Biometrics, Inc. ("PBI" or the "Company") was incorporated in Delaware in May 1996. PBI was formed in connection with the acquisition of BioQuant, Inc. ("BioQuant"), a Michigan corporation, and Pacific Biometrics, Inc. ("PBI-WA"), a Washington corporation. On June 28, 1996, the Company completed the mergers whereby BioQuant and PBI-WA became wholly-owned subsidiaries of the Company in separate stock-for-stock exchange transactions.

PBI owns an established specialty reference laboratory and is engaged in developing and commercializing non-invasive technologies for use in diagnostics and laboratory services to improve the detection and management of chronic diseases. The Company has developed two patented platform technologies that permit the use of sweat and saliva as diagnostic fluids. The specialty reference laboratory supports the development and commercialization process for PBI as well as providing services to other diagnostic and pharmaceutical manufacturers.

The Company believes it possesses the following key competitive advantages:

     -    Patented technology platforms with multiple product applications.

     - Focus on substantial and growing markets in need of NON-INVASIVE diagnostic techniques.

     - Vertical product integration of the diagnostic patch tests with our specialty laboratory to control quality and capture additional revenue and profit.

PBI's intellectual property position in both sweat and saliva collection technology is based on thirteen issued U.S. patents and four pending U.S. patents with respect to the Company's Sweatpatch-TM- and SalivaSac-Registered Trademark- technology. The Company has invested approximately $3,412,000 in research and development and approximately $819,000 for the acquisition of technology rights during 1998 and 1997. In addition, approximately $6,374,000 of expense was recorded in 1996 for the value of purchased in-process research and development related to a prior merger. The Company has 32 full time and 5 part time employees as of August 31, 1998 and works closely with several independent consultants.

The Company's focus is to (i) successfully comply with U.S. Food and Drug Administration ("FDA") approval requirements for the domestic market and commercialize the Osteopatch-TM- for the foreign markets (ii) evaluate the feasibility of non-invasive glucose testing using SalivaSac-Registered Trademark- (iii) identify collaborative and strategic partners to develop other applications for the Company's platform technologies and (iv) expand the specialty reference laboratory business.

SWEATPATCH-TM- - SWEAT COLLECTION DEVICE

This patented transdermal collection device provides a non-invasive biological sample that is designed to compete effectively with blood and urine in various medical diagnostic applications. The design of the Sweatpatch-TM- allows the aqueous component of sweat to evaporate from the patch, leaving behind the analytes that are collected and concentrated on the absorbent pad contained within the patch. The design permits the sample on the pad to be mailed directly to a central laboratory for analysis. The Sweatpatch-TM- can be worn anywhere from 30 minutes up to seven days with no discomfort or irritation to the patient permitting a time integrated sample to be collected, which the Company believes will yield more accurate results. The Minnesota Mining and Manufacturing Company ("3M") manufactures the patch for PBI pursuant to a supply agreement with Sudormed, Inc. ("Sudormed"), the licensor of the patch technology.

SALIVASAC-Registered Trademark- - SALIVA COLLECTION & PROCESSING DEVICE

This proprietary device, developed by the Company, collects a non-invasive saliva sample that the Company believes will be able to compete effectively with blood and urine testing in various applications. The SalivaSac-Registered Trademark-, which contains a small quantity of a substance that acts as an osmotic driver, is placed in the mouth and rapidly fills with an ultrafiltrate of saliva that is filtered as it passes through the semi-permeable outer membrane. The resulting fluid is clear, easy to use, and does not contain enzymes, food and other contaminants. The Company believes SalivaSac-Registered Trademark- design will lend itself to point-of-care diagnostic applications. The SalivaSac-Registered Trademark-, as a sample collection device, can be combined with currently available testing technologies to permit new non-invasive diagnostic test applications.

PRODUCTS

Sweatpatch-TM- Applications: The Osteopatch-TM- is designed to enhance the physician's ability to identify patients at risk of bone loss, a factor in the detection of osteoporosis, and to monitor treatment effectiveness. The Osteopatch-TM- system combines the patented Sweatpatch-TM- device with licensed assay technology for the detection of biochemical bone resorption markers released in sweat. The Company has exclusive rights, relating to bone resorption in human sweat, to use patented antibodies for the detection of these markers owned by Metra BioSystems, Inc. ("Metra"), a developer and marketer of bone loss urine tests. The Company is dependent on 3M for the supply of patches and on Metra for supply of antibodies used in the Osteopatch-TM- system (see "Reliance on Licenses, Distributors, Suppliers and Manufacturers").

Due to the stable nature of the sweat sample collected from the Osteopatch-TM-, the patch can be sent by regular mail to a laboratory for analysis. Since the Osteopatch-TM- utilizes a proprietary assay, PBI will be able to capture revenue from both the sale of the Osteopatch-TM- and from the analysis performed at PBI's laboratory. This unique vertical product integration will permit PBI to maximize revenue and develop a strong relationship with the distributors and users of the product. In international markets, PBI will license other laboratories to process the patch, and PBI will monitor the quality of their operations through a proficiency-testing program. To support PBI's Italian distributor, Segix Italia S.p.A. ("Segix"), the Company has authorized one laboratory in Italy to perform data analysis.

SalivaSac-Registered Trademark- Applications: The Company had been awarded two National Institute of Health Small Business Innovative Research ("SBIR") Phase I grants to research this technology for non-invasive glucose monitoring. As a result of this research the Company is using its SalivaSac-Registered Trademark- technology to develop a screening product to detect diabetes in the general population and a monitoring product to produce detailed quantitative measurements of glucose levels to enable diabetics to monitor glucose levels throughout the day. While previous attempts by others to correlate saliva glucose with blood glucose have been unsuccessful, the Company has had encouraging preliminary results using the SalivaSac-Registered Trademark- device, as it appears to exclude substances that interfere with accurate glucose measurements. However, there can be no assurances that the Company will be able to successfully develop the SalivaSac-Registered Trademark- for such use.

MARKET POTENTIAL FOR PRODUCTS UNDER DEVELOPMENT

Osteoporosis Market: Osteoporosis is one of the fastest growing, largest, and debilitating diseases affecting the aging population today. New ways of preventing, diagnosing and managing the disease are being developed. Medical intervention usually occurs only after symptoms such as pain or fractures appear and when treatment is generally too late to prevent bone loss. The Company believes that at least twenty-five new therapeutic products are under development and in 1996 the total U.S. market for diagnostics and therapeutics for osteoporosis was $1.7 billion and is expected to grow to $4.6 billion by 2003. Thus, the Company believes there is a need for diagnostic tools and assessments that will identify those at risk, allow for early treatment and enhance the physician's ability to monitor the effectiveness of such treatment. According to the National Osteoporosis Foundation ("NOF"), twenty eight million Americans are at risk of osteoporosis and more than 100 million people worldwide are affected or at risk. In the U.S. alone, the NOF estimates approximately $14 billion is spent annually on osteoporosis related fractures.

Diabetes Market: According to the American Diabetes Association ("ADA"), an estimated 16 million Americans suffer from diabetes. However, the Centers for Disease Control ("CDC") estimates that in the U.S. alone, only half of all diabetics have actually been diagnosed. The ADA has issued guidelines to screen everyone over the age of 45 every three years. In 1997, the total cost of diagnosing and treating diabetes in the U.S. was estimated to be $98 billion. In 1996, the U.S. market for home blood glucose monitoring was nearly $1 billion and is expected to grow to $1.7 billion by 2001.

PRODUCT PIPELINE

OTHER APPLICATIONS

Based on preliminary studies conducted by the Company and others, the Sweatpatch-TM- and SalivaSac-Registered Trademark- have numerous potential applications, which may permit PBI to develop, or license the development of diagnostic and non-diagnostic applications including but not limited to:

     -    Assessment of nutritional status
     -    Monitoring of drugs of abuse (SalivaSac-Registered Trademark- only)
     - Therapeutic drug monitoring of anti-rejection drugs for transplant patients
     -    Monitoring of HIV drug therapies
     -    Monitoring of patient compliance in clinical trials
     -    Measurement of hormones
     -    Measurement of cardiac markers

The Company is seeking collaborative relationships to further the development and commercialization of these potential applications.

SERVICES PROVIDED BY PBI'S LABORATORY

The Company's reference laboratory has established itself as a technical leader due to its strong expertise in cardiovascular disease (lipids). The Company's affiliated foundation is one of only twelve laboratories designated worldwide (six in the U.S.) by the CDC as a cholesterol reference method network laboratory. The laboratory services include development of laboratory reference methods, development of clinical trial protocols, and contract research and development.

The Company's specialty reference laboratory has developed an expertise in the emerging field of osteoporosis laboratory assessments through its work with diagnostic manufacturers of assays for bone markers such as Ostex International, Inc. and Metra, in addition to pharmaceutical manufacturers of drugs that prevent bone loss such as Merck & Co., Inc. and The Procter & Gamble Company. This work has helped to establish the Company as a leader in the understanding of biochemical markers for bone formation and bone resorption.

DEVELOPMENTS DURING FISCAL 1998

In December 1997, the Company executed a license agreement ("Sudormed License") with Sudormed, which provides the Company an exclusive worldwide license to all medical diagnostic applications of Sudormed's skin patch technology. This new license agreement replaced the Company's previous license agreement with Sudormed for the skin patch technology for the application of measuring bone loss markers in sweat, which is the basis for the Company's Osteopatch-TM- system. In addition, the license allows for the development of all other potential applications of such technology, except for those relating to alcohol and drugs of abuse.

Pursuant to the Sudormed License, the Company is obligated to pay Sudormed approximately $3 million over a fifteen-month period plus an ongoing royalty payment based on the amount of sales of products developed under this license. Such payments include a lump-sum payment of $1.6 million due in December 1998. Through this license, the Company believes that it will be able to expand the use of the skin patch technology, thereby broadening its platform technology, building on its research expertise from the Osteopatch-TM- development, and strengthening its position in the non-invasive testing marketplace. However, PBI will need to raise additional funding to make the required payments or risk losing the license (see Management Discussion and Analysis of Financial Condition and Results of Operations).

In December 1997, the Company entered into a Technical Development and License Agreement ("Actimed Agreement") with ActiMed Laboratories, Inc.
("ActiMed,"). The Actimed Agreement provides the Company with exclusive worldwide rights to ActiMed's patented analyte detection technology in the field of saliva glucose testing.

The Company intends to combine this technology with the Company's patented SalivaSac-Registered Trademark- technology to develop a saliva glucose testing system, with applications in screening for and monitoring of diabetes.

In conjunction with the Actimed Agreement, the Company has entered into a development program with ActiMed, which the Company will fund on a mutually agreed budget by ActiMed and the Company, and will pay ActiMed a royalty based on future sales of products developed under this arrangement that use ActiMed's thin film and dye technology.

In January 1998, the Company completed a clinical utility study for the Osteopatch-TM- involving over 200 patients at 14 osteoporosis centers to support the Company's 510(k) notification application with the FDA, which was submitted in February 1998. In May 1998, the Company announced that it received a letter from the FDA in response to its 510(k) application. Based on this letter and subsequent discussions with the FDA, the Company is working with the FDA to define the trials required to provide additional information and resubmit its 510(k) application. The Company has initiated some of the work that is required to provide such additional information (see Management Discussion and Analysis of Financial Condition and Results of Operations).

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option ("Option") to purchase an additional 625,000 shares of Preferred Stock until May
20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and similar events. The Preferred Stock provides for a cumulative cash dividend payable quarterly in arrears at an annual rate of 8%. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which the Preferred Stock is convertible.

In March 1998, the Company and its subsidiaries entered into a Loan and Security Agreement ("Loan Agreement") relating to a $1 million term loan ("Loan") with Silicon Valley Bank ("Bank"). The Company must comply with certain minimum financial standards and ratios, including a minimum stated net worth and a liquidity coverage ratio, and other non-financial restrictions, including restrictions on the Company's ability to declare dividends. The Company was not in compliance with certain of such financial ratios at June 30, 1998. The Company has not yet drawn down any amounts under the Loan and is in the process of negotiating certain terms of the Loan Agreement and raising equity capital in order to be in compliance with all Loan Agreement covenants.

In July 1998, the Company signed a License, Supply and Distribution Agreement ("Distribution Agreement") with Segix for the Company's Osteopatch-TM-diagnostic system for the Italian market. The Distribution Agreement contains provisions requiring minimum purchases, investment in marketing, foreign currency adjustment mechanisms, unit price adjustment mechanisms, and exclusivity for the territory of Italy, Vatican City and San Marino. The Distribution Agreement has an initial term of ten years. Execution of the Distribution Agreement gives the Company access to the Italian market through Segix's 70 person direct sales force. Segix is preparing to launch the Osteopatch-TM- for the Italian market in the beginning of 1999.

In August 1998, the Company announced that it had retained R&R Capital Group to assist in raising capital for the Company's anticipated funding requirements. The Company also announced in August 1998 that it had retained new auditors, Grant Thornton LLP, to replace its former auditors who had resigned in June 1998.

The Company owns rights to a sample preparation device marketed under the name SPINPRO-Registered Trademark-, which simplifies and improves the methods used for performing the testing of HDL cholesterol. In June 1997, the Company suspended production of SPINPRO-Registered Trademark- units and is currently seeking a partner or buyer for the product and technology. The Company is involved in two arbitration proceedings with former subcontractors related to the manufacturer of SPINPRO-Registered Trademark-. As of the date of this report, the Company does not believe that the proceedings will have a material adverse impact on the Company. During the fourth quarter of fiscal 1998, the Company expensed the remaining net book value of $126,323 related to the SPINPRO-Registered Trademark- assets.

RISK FACTORS

An investment in the securities of the Company is highly speculative and subject to a high degree of risk. Prospective investors should carefully consider the following factors affecting the business of the Company.

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. The Company has incurred significant operating losses since inception. The consolidated net loss for the fiscal year ended June 30, 1998 was approximately $4,662,000. The Company's accumulated deficit at June 30, 1998 was approximately $16,346,000, including a one-time charge of approximately $6,374,000. The one-time charge is related to purchased research and development, in connection with the Company's mergers in 1996. No assurance can be given that the net loss and accumulated deficit will not continue to increase or that the Company will ever achieve profitable operations. The Company has not had an extensive operating history and revenues to date have been limited. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by an enterprise in the Company's stage of development, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated problems relating to the competitive and regulatory environment in which the Company operates and marketing problems and additional costs and expenses that may exceed current estimates. Potential investors should be aware of the difficulties normally encountered by new enterprises and the high rate of failure associated with such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, delays and competition encountered in connection with the development of a business in the biotechnology industry.

The Company will be required to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, are expected to result in significant operating losses for at least the next twelve months. Revenues that the Company may receive in the next twelve months will be limited to revenues received from the Company's laboratory operations, payments under research or product development relationships and payments under license agreements which may be established and revenues received in connection with the Osteopatch-TM- product hrough the Segix Distribution Agreement for Italy. There can be no assurance, however, that the Company will be able to establish any such relationships or enter into any such license agreements. The Company's ability to achieve profitability depends upon its ability to successfully complete, either alone or with others, development of its potential medical diagnostic products, conduct clinical trials, obtain required regulatory approvals, and manufacture and market its products or enter into license agreements, on acceptable terms. In the event that the Company enters into any future license or collaborative arrangements, such arrangements may adversely affect the Company's profit margins on its potential products. The Company may never achieve significant revenue or profitable operations.

EARLY STAGE OF DEVELOPMENT AND TECHNOLOGICAL UNCERTAINTIES. The Company is at an early stage of development. Except for revenues from its laboratory, all of the Company's potential products are currently in research and development, and no significant recurring product revenues have been generated to date. A significant portion of the Company's resources have been, and for the foreseeable future will continue to be, dedicated to the Company's research programs and the development of potential medical diagnostic products emanating therefrom. There can be no assurance that the Company will be able to develop a commercial product from these projects.

The potential medical diagnostic products currently under development and other potential applications of the Company's technology currently under examination by the Company may require significant additional research and development and pre-clinical testing and will require extensive clinical testing prior to submission of any regulatory application for commercial use. The Company's potential products are subject to the risks of failure inherent in the development of medical diagnostic products based on new technologies. These risks include the possibilities that the Company's novel approach to diagnosis will not be successful; that any or all of the Company's potential products will not be found to be safe and effective or otherwise fail to receive necessary regulatory clearances; that the products, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market; that proprietary rights of third parties will preclude the Company from marketing such products; or that third parties will market superior or equivalent products. As a result, there can be no assurance that the Company's research and development activities will result in any commercially viable products.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company will require substantial additional funds in order to continue the research and development programs and pre-clinical testing of its potential diagnostic products and to conduct clinical trials and marketing of such products that may be developed and the Osteopatch-TM-. The Company's capital requirements depend on numerous factors, including the progress of its research and development programs, the progress of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing license and supply relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, and the purchase of additional capital equipment. Other than the Company's laboratory revenues, the Company has no current source of revenues or capital other than through the potential exercise of the publicly held Warrants, which are currently out of the money. Based upon its current plans, the Company believes that its anticipated cash flows from operations, together with the proceeds from the Preferred Stock sale completed in February and May of 1998 and existing debt arrangements, will be sufficient to meet the Company's operating expenses through December 1998. The Company has renegotiated the Sudormed License to defer certain monthly payments until January 1, 1999 which combined with the December 31, 1998 obligation will total approximately $2 million due related to the maintenance of the license. Failure to meet these obligations would result in a default under the Sudormed License, which would have a material adverse effect on the Company including possible loss of the Osteopatch-TM- product. The Company will need to raise at least an additional $2 million in new funding to continue anticipated research, development, testing and regulatory compliance activities related to the Osteopatch-TM- and other potential products under development. Additionally, the adequacy of the Company's available cash equivalents and revenue from operations to sustain current and anticipated levels of operations are subject to a number of variables including maintaining and increasing existing laboratory revenues and profitability, performance of products in clinical trials, the level and timing of research and development costs necessary to obtain FDA clearance of the Osteopatch-TM-and other products under development, the costs and timing associated with commercial production and marketing of such products, the execution and maintenance of definitive agreements with key partners, intensified competition, third party reimbursement, technology obsolescence prior to successful commercialization, and the acceptability of terms related to anticipated sources of debt or equity capital.

The Company is currently in the process of seeking additional funding through public or private financing or collaborative or other arrangements with corporate partners. There can be no assurance, however, that additional financing will be available from any of these sources, or if available, will be available on acceptable terms. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development programs, including but not limited to the development of the Osteopatch-TM- or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or potential products that the Company would not otherwise relinquish.

GOVERNMENT REGULATION AND PRODUCT APPROVAL. The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the testing, manufacturing and marketing of therapeutic and diagnostic products, through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time consuming procedures. Satisfaction of these requirements may take several years or more and varies substantially based upon the type, complexity and novelty of the diagnostic product. In addition, the Company's laboratory business is subject to federal regulation under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") and regulations promulgated thereunder and the FDA's Good Laboratory Practices for Non-clinical Laboratory Studies regulations. Failure to comply with applicable regulations could result in loss of certification under CLIA and disqualification resulting in the exclusion of studies performed in the laboratory from consideration in support of FDA submissions, as well as civil and criminal sanctions.

Although the Company believes that the Osteopatch-TM- and its other products currently under development will be classified as "Class II" medical devices allowing the Company to use the more expedient 510(k) notification procedure, there can be no assurance that the FDA will not require the Company to submit the more cumbersome and lengthy pre-market approval ("PMA") application. The Company will attempt to market its products pursuant to Section 510(k) of the Food, Drug and Cosmetic Act ("FDC Act"), which would require filing a 510(k) submission, but not a PMA application. According to the FDA's Office of Device Evaluations Annual Report, during 1997, the average 510(k) review time was approximately three months, significantly shorter than the PMA application review process, which approximated six months. There can be no assurance, however, that the 510(k) review process will not take more than three months or that the FDA will not require the Company to submit a PMA application. The 510(k) process requires that the Company show, among other things, that its product is substantially equivalent to another legally marketed product. The Company may begin marketing once the FDA issues an order allowing the product to be marketed.
If a medical device does not qualify for the 510(k) notification procedure, the Company must file a PMA application, which requires more extensive clinical testing and submissions and involves a longer process of regulatory review and approval.

The Company believes that its osteoporosis product will be classified as a "Class II" medical device, and the Company submitted on February 9, 1998 a 510(k) notification with respect to the Osteopatch-TM-. The Company is relying on (i) the fact that the FDA has already cleared the skin patch, which has been licensed to the Company by Sudormed, as a general sample collection device and as a perspiration collection device for diagnosis of five drugs of abuse (opiates, PCP, THC, cocaine and amphetamines) and thereby may be expected to clear the skin patch as a collection device for pyridinoline ("Pyd") and deoxypyridinoline ("Dpd") and (ii) the fact that the FDA has cleared Metra's 510(k) submissions for its immunoassay test kits, which measure Pyd and Dpd levels in "first morning void" urine samples. If the Company is able to demonstrate a correlation between Pyd and/or Dpd levels in perspiration and urine, the Company believes that its osteoporosis product can be shown to be substantially equivalent to medical devices (i.e., diagnostic kits for measurement of Pyd and/or Dpd levels in urine) which the FDA has already cleared for marketing and thus qualifying the Company's product under the 510(k) notification procedure. However, in May 1998, the Company announced that it received a letter from the FDA in response to its 510(k) application. Based on this letter and subsequent discussions with the FDA, the Company is working with the FDA to define the trials required to provide additional information and resubmit its 510(k) application.

The Company will have to expand existing clinical studies and conduct additional clinical studies, which may take approximately six to nine months to complete. The Company will not be able to resubmit its 510(k) application until the spring of 1999 at the earliest. Although the Company was hopeful for a determination of substantial equivalence by the FDA in 1998 based on its first 510(k) submission, it is likely, depending on the extent and review required of additional information requests by the FDA, that such determination will be delayed until at least the third calendar quarter of 1999. There can be no assurance that the Company will be able to meet all of its financial and business objectives, in which event, the Company may be forced to curtail certain projects including the Osteopatch-TM-. The preceding statements regarding the Company's FDA submission involves risks and uncertainties with respect to the extent and timing of the FDA process and are further subject to several variables. Many of such variables are beyond the Company's control, including, but not limited to, the technical and financial ability of the Company to comply with the FDA's informational requests and to conduct additional clinical studies if necessary, and the classification of the Osteopatch-TM- product as a 510(k) device. The Company is currently seeking to raise additional capital to fund its development projects and other capital needs.

The FDA may respond to the Company's 510(k) notification (as resubmitted) by directing the Company to file a PMA application for the osteoporosis product. Despite the Company's correlation studies and clinical tests, the FDA may consider perspiration too different from urine as a medium for Pyd and/or Dpd. If the Company is required to file a PMA application for its osteoporosis product, the Company may be required to conduct substantial additional research and clinical tests before doing so, and would be unable to file a PMA application until the clinical work is complete. Even if the FDA permits the Company to proceed with a 510(k) notification, the FDA may require the Company to support its notification with additional research and clinical test data, resulting in a longer process of regulatory review than is typical for 510(k) notifications.

UNCERTAINTY OF PROTECTION OF PATENTS AND INTELLECTUAL PROPERTY RIGHTS; RISK OF PATENT INFRINGEMENT LIABILITY. The Company's success depends on its ability to obtain future patents, protect existing patents, licenses, intellectual property rights, trade secrets, and to operate without infringing upon the proprietary rights of others and prevent others from infringing on the intellectual property rights of the Company. In addition, the Company has exclusive licenses from third parties under various U.S. patents and pending U.S. patent applications to the technology covered in whole or in part by the claims therein. Since a patent may be invalid or circumvented by alternative technologies, there can be no assurance as to the breadth of protection that any such patents may afford the Company. In the event the Company is held liable for patent infringement, insurance may not cover any or all of the infringement damages and as such, any infringement liability would adversely affect the business, financial condition and results of operations of the Company.

COMPETITION AND TECHNOLOGICAL CHANGE. There are many companies, both public and private, including well-known pharmaceutical companies, chemical companies and specialized biotechnology companies, engaged in developing medical diagnostic products for certain of the applications being pursued by the Company. Many of these companies have substantially greater capital, research and development, manufacturing, marketing and human resources and experience than the Company and represent substantial long-term competition for the Company. Such companies may develop products more quickly or products that are more effective and less costly than any that may be developed by the Company. The industry in which the Company proposes to compete is characterized by extensive research efforts and rapid technological progress. New developments are expected to continue and there can be no assurance that discoveries by others will not render the Company's products or potential products noncompetitive. Competition may increase further as a result of advances that may be made in the commercial applicability of technologies and greater availability of capital for investment in these fields.

RISKS INHERENT IN INTERNATIONAL TRANSACTIONS. The Company plans to market its products to customers both in the U.S. and abroad; however, the Company currently has only one foreign distribution arrangement with respect to distribution of the Osteopatch-TM- in Italy through Segix. Such agreement contains provisions requiring minimum purchases and investment in marketing, foreign currency adjustment mechanisms, unit price adjustment mechanisms, and exclusivity for the territory of Italy, Vatican City and San Marino. The agreement has an initial term of ten years. Further, international sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, economic and political instability, price controls, trade restrictions, and changes in tariffs or difficulties with foreign distributors. Foreign regulatory agencies often establish product standards different from those in the U.S. and any inability to obtain or maintain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's international business operations. Additionally, the Company's business, financial condition and results of operations may be materially and adversely affected by fluctuations in currency exchange rates as well as increases in duty rates and difficulties in obtaining required licenses and permits. There can be no assurance that the Company will be able to successfully commercialize its products in any foreign market. In addition, the laws of some countries do not protect the Company's proprietary rights to the same extent as do the laws of the U.S.

Distribution of the Company's products outside the U.S. is subject to extensive foreign government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. In addition, the export by the Company of certain of its products, which have not yet been cleared for domestic commercial distribution, may be subject to FDA export restrictions. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals or any other failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING LIMITATIONS. The Company's dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver such products on a timely and competitive basis.

DEPENDENCE ON COLLABORATORS. The Company's strategy for the research, development and commercialization of its potential medical diagnostic products has and will require the Company to enter into various arrangements with corporate collaborators, licensors, licensees and others, and may therefore be dependent upon the subsequent success of these outside parties in performing their responsibilities. There can be no assurance that the Company will be able to establish collaborative arrangements or license agreements that the Company deems necessary or acceptable to develop and commercialize its potential products or that such collaborative arrangements or license agreements will be successful. Moreover, certain of the collaborative arrangements that the Company may enter into in the future may place responsibility for pre-clinical testing and human clinical trials and for preparing and submitting applications for regulatory approval for potential products on the collaborative partner. Should a collaborative partner fail to develop or commercialize successfully any potential product to which it has rights, the Company's business, financial condition and results of operations may be materially adversely affected. In addition, there can be no assurance that the collaborative partner will not be pursuing alternative competing technologies or developing competing products either on their own or in collaboration with others, including the Company's competitors, as a means for developing diagnostic processes for the diseases or disorders targeted by the Company's collaborative programs.

RELIANCE ON LICENSES, DISTRIBUTORS, SUPPLIERS AND MANUFACTURERS. The Company has licensed technologies with respect to the development of the Osteopatch-TM-, other Sweatpatch-TM- related products and SalivaSac-Registered Trademark- applications. The Company has entered into arrangements with Sudormed with respect to the Osteopatch-TM- and other Sweatpatch-TM- related development projects, Metra with respect to the Osteopatch-TM-, and ActiMed with respect to development of SalivaSac-Registered Trademark- applications.

Pursuant to the terms of the Sudormed License and Actimed Agreement, the Company is obligated to exercise diligence in bringing potential products to market and to make certain royalty payments. In addition, in some instances, the Company is responsible for making minimum royalty payments without generating sales and may incur costs of filing and prosecuting patent applications. Each license agreement is terminable by either party, upon notice, if the other party defaults in its obligations. The Company licensed the technology for development of its Osteopatch-TM- product from the owner of the patents covering such technology pursuant to arrangements requiring minimum quarterly royalty payments. The termination or cancellation of any of the Company's material license arrangements would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is, and expects that it will continue to be, highly dependent upon certain distributors, suppliers and manufacturers and the Company's ability to operate competitively will depend, at least in part, on its ability to assure continuous and reliable sources of distribution and supply. The Company is currently dependent on Sudormed for the supply and manufacture of the Company's skin patch related products, including the Osteopatch-TM-. Sudormed subcontracts its supply and manufacturing obligations to 3M. However, if such suppliers become unable or unwilling to continue to produce products or components for the Company according to the Company's specifications, or to meet the Company's delivery schedules, the Company's operations could be materially disrupted, especially over the short term, resulting in a material adverse effect on its results of operations or the success or timing of necessary clinical trials.

There is no assurance that the Company's distributors and suppliers will remain in business or honor their arrangements with the Company. The Company has entered into a supply agreement with Sudormed, the licensor of the technology relating to the Sweatpatch-TM- for the production of the Osteopatch-TM- product. The supply agreement requires minimum annual purchases of the Osteopatch-TM- or Sweatpatch-TM- products. Failure to purchase the required annual minimum amounts would result in a default under the license agreement relating to the technology incorporated into the Osteopatch-TM- and Sweatpatch-TM- and possible loss of exclusivity. Loss of such license, loss of the supplier or failure of the supplier to comply with GMP will have a material adverse effect on the Company's business, financial conditions and results of operations.

DEPENDENCE ON MAJOR CUSTOMERS. Revenues received from laboratory operations are generally pursuant to short-term contracts. The Company has no long term contracts or agreements with its customers. Each contract is negotiated separately with the pharmaceutical manufacturer or research organization and is usually limited to a specific project with limited duration. The cancellation of any contracts with existing customers or the failure to replace such contracts upon expiration or termination could have a material adverse effect on the Company's laboratory operations. One customer individually accounted for approximately 33 percent of the Company's total sales in fiscal 1998 and approximately 36 percent of the Company's total sales in fiscal 1997. Sales to the Company's five largest customers represented approximately 67 percent and 77 percent of total sales in fiscal 1998 and fiscal 1997, respectively. As the Company's laboratory operations grow, the Company expects that its dependence on any one or group of customers will diminish.

POSSIBLE DELISTING OF SECURITIES FROM NASDAQ SMALL CAP MARKET; DISCLOSURE RELATING TO LOW-PRICED STOCKS. The Company's failure to meet the maintenance criteria for continued listing on the Nasdaq Small Cap Market for any reason may result in the discontinuance of the inclusion of the Company's securities on the Nasdaq Small Cap Market. To qualify for continued inclusion on the Nasdaq Small Cap Market, a company will have to maintain (a) either $2,000,000 in net tangible assets (total assets minus total liabilities and goodwill); market capitalization of $35,000,000; or net income of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years; and (b) a market value of the public float of $1,000,000. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00. In the event of Nasdaq Small Cap Market delisting, trading, if any, in the Company's securities may then continue to be conducted on the OTC Electronic Bulletin Board or in the non-Nasdaq over-the-counter market. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's securities and it could become more difficult for the Company to raise capital.

GLOSSARY OF TERMS

ANALYTES: A chemistry term denoting a biological substance or drug that is measured to indicate some physiological or health state; e.g., glucose is the analyte of interest in monitoring treatment of diabetics.

ANTIBODIES: A protein produced in the body to neutralize an antigen (a protein that chemically identifies a molecule or cell).

ASSAYS: A system by which the amount of a biological substance is measured; includes, e.g., immunoassays, the measurement of a substance from its interaction with a specific antibody.

BIOCHEMICAL MARKERS OF BONE LOSS: Certain specific molecules produced from the degradation of bone proteins. Bone products are delivered to blood and then to urine and sweat. The amount of the bone molecules measured in these fluids in a specified interval is related to the amount of bone degraded or lost in that time.

ENZYMES:  Proteins whose function is to degrade other biological molecules.

OSMOTIC DRIVER: A substance (usually a sugar or a salt) that, when dissolved, establishes an osmotic gradient. An osmotic gradient is a physical situation in which one side of a membrane has a high concentration of a substance, and the other side has a smaller concentration. As a consequence, water flows from the low concentration side to the high side. In this way, small molecules and water can be carried through a semipermeable membrane.

PYRIDINOLINE/DEOXYPYRIDINOLINE: A degradation product of bone resorption.

TRANSDERMAL: Movement of substances from blood across the skin (dermis), chiefly in sweat. Transdermal also refers to the movement of substances from the surface of the skin to the underlying tissues and blood (e.g., Nicotine Transdermal systems).

ITEM 2  - PROPERTIES

The Company's executive offices are located at 25651 Atlantic Ocean Drive, Suite A-1, Lake Forest, California and its laboratory facilities are located at both the Lake Forest, California location and in Seattle, Washington. The Company leases approximately 10,500 square feet of office and laboratory space in Lake Forest, California pursuant to a five year lease, at an annual rental of $140,100, which expires on July 31, 2003. The Company also leases approximately 15,000 square feet of office and laboratory space in Seattle, Washington pursuant to a ten year lease at an annual rental of $238,000, which expires on September 30, 2007. With respect to the Seattle property, a security deposit of $100,000 has been placed in an interest bearing account in the Company's name, with interest earned accruing to the Company. This amount has been classified as restricted cash on the accompanying consolidated balance sheet.

ITEM 3  - LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings. However, on September 24, 1997 the Company received from the former manufacturer of SPINPRO-Registered Trademark- a demand for arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO-Registered Trademark-. The former manufacturer is seeking damages of approximately $515,000. The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company. The Company is vigorously contesting such claims and has filed counterclaims against the former manufacturer. The Company has also filed for arbitration against a former vendor relating to SPINPRO-Registered Trademark-, seeking damages for alleged breach of contract with respect to the manufacture of molds for SPINPRO-Registered Trademark-parts.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 1998.

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


                                   COMMON STOCK          WARRANTS
                                 ---------------    ----------------
                                 High      Low        High     Low
                                 ----      -----    -----     ------
Second Quarter ended 12/31/96    5 1/2     2 7/8    3/8        1/8
Third Quarter ended 3/31/97      4 3/8     1 7/8    7/16       1/8
Fourth Quarter ended 6/30/97     2 7/8     1 3/8    3/8        5/32

First Quarter ended 9/30/97      3 7/8     1 11/16  9/16       1/4
Second Quarter ended 12/31/97    3 15/16   2 1/16   9/16       3/16
Third Quarter ended 3/31/98      3 7/8     2 3/8    9/16       1/8
Fourth Quarter ended 6/30/98     3 15/16   2 1/8    5/16       1/8


The per share closing sales price of the Common Stock was 1 1/2 and the closing sales price of the Warrants was 3/32 as reported by Nasdaq on September 22, 1998. As of September 22, 1998 the Company had in excess of six hundred fifty beneficial holders and one hundred twenty record holders of the Common Stock and had in excess of four hundred beneficial holders and at least ten record holders of the Warrants.

At this time the Company does not pay a dividend on the common stock and does not plan to in the immediate future. The Company has paid or accrued dividends on the Preferred Stock of $70,093.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes in this Form 10-KSB.

OVERVIEW

PBI was incorporated in Delaware in May 1996 in connection with the acquisition of BioQuant, a Michigan corporation and PBI-WA, a Washington corporation. On June 28, 1996, the Company completed the mergers whereby BioQuant and PBI-WA became wholly owned subsidiaries of the Company in separate stock-for-stock exchange transactions.

The mission of PBI is to develop and commercialize non-invasive technologies for use in medical diagnostics and laboratory services to improve the detection and management of chronic diseases. The Company has developed two patented platform technologies that permit the use of sweat and saliva as diagnostic fluids. PBI's intellectual property position in sweat and saliva collection technology is based on thirteen issued U.S. patents and four pending U.S. patents with respect to the Company's Sweatpatch-TM- and SalivaSac-Registered Trademark-.

Expenses consist, and are expected to continue to consist, primarily of operating expenses necessary to conduct the commercial laboratory operation, research and development costs for products under development, administration expenses and payment of license and royalty fees to maintain the Company's intellectual property rights.

As of June 30, 1998, the Company had an accumulated deficit of $16,346,447 which included a one-time charge of $6,373,884 for the value of purchased research and development expenses relating to the Company's merger with BioQuant and a one-time charge of $428,368 relating to a prior merger involving PBI-WA in 1995.

RESULTS OF OPERATIONS

The following tables compare the periods ending June 30, 1998 and June 30, 1997 and June 30, 1996 as shown in the attached financial statements and shows the year to year variances on a dollar and percentage basis for informative purposes. All dollar amounts are rounded to the nearest thousand from the financials.

Laboratory revenues:


   6/30/98       6/30/97      6/30/96     98 vs. 97     97 vs. 96    98 vs. 97    97 vs. 96
   -------       -------      -------     ---------     ---------    ---------    ---------
   $2,385        $2,119        $1,131        $266         $988          13%          87%


Laboratory revenues increased in 1998 and in 1997 based on the increase in the testing and consulting work performed on clinical trials managed by third parties.

Product revenues:

   6/30/98       6/30/97      6/30/96     98 vs. 97     97 vs. 96    98 vs. 97    97 vs. 96
   -------       -------      -------     ---------     ---------    ---------    ---------
    $112          $325          $240        ($213)         $85          -66%         35%


Product revenues declined in 1998 due to the cessation of SPINPRO-Registered Trademark- sales partially offset by initial Osteopatch-TM- revenue from PBI's foreign license and distribution agreements. Product revenues increased in 1997 due to an increase in sales of SPINPRO-Registered Trademark- products as compared to 1996.

Clinical trial management revenues:


   6/30/98       6/30/97      6/30/96     98 vs. 97     97 vs. 96    98 vs. 97    97 vs. 96
   -------       -------      -------     ---------     ---------    ---------    ---------
     $25          $345          $286        ($320)         $59          -93%         21%


Clinical trial management revenues declined in 1998 as PBI focused resources on internal clinical trial management. Clinical trial management revenues increased in 1997 due to a significant diagnostic trial being managed by PBI.

Laboratory expenses and cost of goods sold:


   6/30/98       6/30/97      6/30/96     98 vs. 97     97 vs. 96    98 vs. 97    97 vs. 96
   -------       -------      -------     ---------     ---------    ---------    ---------
   $2,098        $1,711        $1,364        $387         $347          23%          25%


In 1998 expenses and costs increased despite a decrease in total revenues from $2.8 million to $2.5 million. Costs increased primarily due to a large low-margin laboratory contract that was started and completed during fiscal 1998 and a decrease in the mix of higher margin consulting services. Costs related to revenue increased in 1997, but the increases were less than the increase in total revenues due to economies of scale, investment in labor saving technology and an increased mix of specialty services.

Research and product development:


   6/30/98       6/30/97      6/30/96     98 vs. 97     97 vs. 96    98 vs. 97    97 vs. 96
   -------       -------      -------     ---------     ---------    ---------    ---------
   $2,388        $1,024         $467        $1,364        $557          133%         119%


Research and development costs increased in 1998 and in 1997 as PBI implemented its plan to develop the Osteopatch-TM- and performed additional research for other Sweatpatch-TM- and SalivaSac-Registered Trademark-technology applications.

Selling, general and administrative:


   6/30/98       6/30/97      6/30/96     98 vs. 97     97 vs. 96    98 vs. 97    97 vs. 96
   -------       -------      -------     ---------     ---------    ---------    ---------
   $2,168        $1,575        $1,041        $593         $534          38%          51%

Selling, general and administrative costs increased in 1998 primarily due to development of sales and marketing resources. General and administrative costs increased in 1997 primarily due to the additional costs of being a publicly held company.

Other income and expense:


   6/30/98       6/30/97      6/30/96     98 vs. 97     97 vs. 96    98 vs. 97    97 vs. 96
   -------       -------      -------     ---------     ---------    ---------    ---------
    ($47)          $7           $27         ($54)         ($20)        -771%         -74%


The decrease in 1998 is primarily due to other expense related to the write-down of the value of SPINPRO-Registered Trademark- assets. Other income in 1997 reflected interest income earned on funds received in the Company's IPO offset by the reserve established for the SPINPRO-Registered Trademark-product line.

Net loss:


   6/30/98       6/30/97      6/30/96     98 vs. 97     97 vs. 96    98 vs. 97    97 vs. 96
   -------       -------      -------     ---------     ---------    ---------    ---------
  ($4,612)      ($1,577)      ($7,561)     ($3,035)      $5,984         192%         -79%


The net loss increased in 1998 as PBI experienced lower total revenues, invested in laboratory sales and Osteopatch-TM- marketing programs, clinical trials and regulatory expenses associated with the Osteopatch-TM- and researched applications for the Sweatpatch-TM- and SalivaSac-Registered Trademark- technology. The net loss decreased in 1997 compared to 1996, which included a one-time non-cash $6.4 million charge resulting from the merger in June of 1996.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING

The Registration Statement pertaining to the initial public offering ("IPO") of the Company was declared effective by the Securities and Exchange Commission on October 29, 1996. Gross proceeds from the public offering were $8,075,000. The Company has used the net proceeds from the offering (approximately $6.3 million) for product development activities relating to the Osteopatch-TM-, for funding the growth of its central reference laboratory operations, working capital, and also used approximately $1.2 million to repay debt.

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and similar events. The Preferred Stock provides for a cumulative cash dividend payable quarterly in arrears at an annual rate of 8%. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is


$8.00 or more for twenty consecutive trading days. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which the Preferred Stock is convertible.

In March 1998, the Company and its subsidiaries entered into the Loan Agreement relating to a $1 million term loan with the Bank. The Company must comply with certain minimum financial standards and ratios, including a minimum stated net worth and a liquidity coverage ratio, and other non-financial restrictions, including restrictions on the Company's ability to declare dividends. The Company was not in compliance with certain of such financial ratios at June 30, 1998. The Company has not yet drawn down any amounts under the Loan Agreement and is in the process of raising equity capital and renegotiating certain terms of the Loan Agreement in order to be in compliance.

In April 1997, the Company entered into a capital equipment leasing facility with Transamerica Business Credit Corporation to provide credit for equipment purchases up to $1,500,000. The Company received gross proceeds of $376,808 under the agreement during fiscal 1997 and received gross proceeds of $329,154 during fiscal 1998. The Company is required to raise additional equity capital in order to draw additional funding from this arrangement.

The Company extended until June 30, 1999 the 1,700,000 warrants issued in conjunction with the Company's initial public offering of its securities in October 1996, which were set to expire on January 31, 1998. The exercise price of $12.00 was not changed.

PRODUCTS AND SERVICES

In July 1997, the Company signed a letter of intent outlining research collaboration terms with ActiMed. In December 1997, the Company entered into the Actimed Agreement, which provides the Company with exclusive worldwide rights to ActiMed's patented analyte detection technology in the field of saliva glucose testing. In conjunction with the Actimed Agreement, the Company has entered into a development program with ActiMed, which the Company will fund on a mutually agreed budget by ActiMed and the Company, and will pay ActiMed a royalty based on future sales of products developed under this arrangement that use ActiMed's thin film and dye technology.

In August 1997, the Company announced an agreement with Segix for a market and technical evaluation of the Company's Osteopatch-TM- diagnostic system for the Italian market. In July 1998, the Company signed the Distribution Agreement with Segix. This agreement allows the Company access to the Italian market through Segix's 70 person direct sales force.

In September 1997, the Company announced that it had signed a letter of intent with Sudormed, Inc. and Sudor Partners which would provide to the Company an exclusive world-wide license to all applications (except for those relating to alcohol and drugs of abuse) of the skin patch technology. In December 1997, the Company executed the Sudormed License. The Company is obligated to pay Sudormed approximately $3 million over a twenty month period plus an ongoing royalty payment based on the amount of sales of products developed under the Sudormed License, including a lump-sum payment of $1.6 million in December 1998. The Sudormed License also provides terms that are more favorable for the Company regarding price, royalties and minimum purchases as compared to the prior Osteopatch-TM- supply agreement with Sudormed. However, PBI will need to raise additional funding to make such required payments or risk losing the license. Loss of the license would have a material adverse effect on the Company, including possible curtailment of the Osteopatch-TM- project.

In May 1998, the Company announced that it received a letter from the FDA in response to its 510(k) application that was submitted in February 1998. Based on this letter and subsequent discussions with the FDA, the Company is working with the FDA to define the trials to provide additional information and resubmit its 510(k) application. The Company will have to expand existing clinical studies and conduct additional clinical studies, which may take approximately six to nine months to complete. The Company will not be able to resubmit its 510(k) application until the Spring of 1999 at the earliest. Although the Company was hopeful for a determination of substantial equivalence by the FDA in 1998 based on its first 510(k) submission, it is likely, depending on the extent and review required of additional information requests by the FDA, that such determination will be delayed until at least the third calendar quarter of 1999. There can be no assurance that the Company will be able to meet all of its financial and business objectives, in which event, the Company may be forced to curtail certain projects, including Osteopatch-TM-. The preceding statements regarding the Company's FDA submission involves risks and uncertainties with respect to the extent and timing of the FDA process and are further subject to several variables. Many of such variables are beyond the Company's control, including, but not limited to, the technical and financial ability of the Company to comply with the FDA's informational requests and to conduct additional clinical studies if necessary, and the classification of the Osteopatch-TM- product as a 510(k) device. The Company is currently seeking to raise additional capital to ensure it will be able to fund its development projects.

The FDA may respond to the Company's 510(k) notification (as resubmitted) by directing the Company to file a PMA application for the osteoporosis product. Despite the Company's correlation studies and clinical tests, the

FDA may consider perspiration too different from urine as a medium for Pyd and/or Dpd. If the Company is required to file a PMA application for its osteoporosis product, the Company may be required to conduct substantial additional research and clinical tests before doing so, and would be unable to file a PMA application until the clinical work is complete. Even if the FDA permits the Company to proceed with a 510(k) notification, the FDA may require the Company to support its notification with additional research and clinical test data, resulting in a longer process of regulatory review than is typical for 510(k) notifications.

The Company owns rights to a sample preparation device marketed under the name SPINPRO-Registered Trademark-, which simplifies and improves the methods used for performing the testing of HDL cholesterol. In June 1997, after utilizing certain key SPINPRO-Registered Trademark- inventory components purchased from the former manufacturer and making shipments to customers to meet their requirements, the Company suspended production at the former manufacturer's location and placed all SPINPRO-Registered Trademark-equipment and inventory in storage to await potential relocation to a new facility or sale of this product line. The suspension of production has not had a material effect on the Company's operations or financial condition, since SPINPRO-Registered Trademark- revenues and operating margins have not been material to date. The Company is currently seeking a partner or buyer for the product and technology. The Company is involved in two arbitration proceedings with former subcontractors related to the manufacturer of SPINPRO-Registered Trademark-. At June 30, 1998, the Company determined that it was not feasible to continue the production of the SPINPRO-Registered Trademark- product and that amounts, if any, from the disposition of the related asset would not be significant. Therefore, an impairment loss for the net book value of the related asset of $126,000 was recorded.

FUTURE OPERATIONS

The Company expects to continue to incur significant operating losses for at least twelve months due to anticipated research, development, testing and regulatory compliance activities, and projected general and administrative expenses. The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that the net proceeds of the Preferred Stock, together with projected revenues from operations and debt arrangements, will be sufficient to satisfy its operating expenses required through December 1998. The Company has renegotiated the Sudormed License to defer certain monthly payments until January 1, 1999 which combined with the December 31, 1998 obligation will total approximately $2 million related to the maintenance of the license. Failure to meet these obligations would result in a default under the Sudormed License, which would have a material adverse effect on the Company including possible loss of the Osteopatch-TM-product. The Company will need to raise at least an additional $2 million in new funding to continue anticipated research, development, testing and regulatory compliance activities related to the Osteopatch-TM- and other potential products under development.

The Company is actively working to raise the funds mentioned above and additional funds to cover longer-term requirements for product research and development. The Company has also significantly reduced its operating expenses in order to conserve existing cash resources. In August 1998, the Company announced that it had retained R&R Capital Group to assist in raising capital. However there can be no assurance that such external sources of funding will be available on terms favorable to the Company, in which event, the Company may be required to delay, scale back or eliminate one or more of its research and development programs, including but not limited to the development of the Osteopatch-TM-. Alternatively, the Company may obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or potential products that the Company would not otherwise relinquish, or require substantial dilution or changes in stockholder rights in order to raise additional funds.

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

Successful future operations depend primarily upon the Company's ability to develop applications for the Sweatpatch-TM- and SalivaSac-Registered
Trademark- technology and attract joint venture partners or license specific applications. The Company's strategy for the research, development and commercialization of its potential medical diagnostic products has and will require the Company to enter into various arrangements with collaborators, licensors, licensees and others, and may therefore be dependent upon the subsequent success of these outside parties in performing their responsibilities. There can be no assurance that the Company will be able to establish collaborative arrangements or license agreements that the Company deems necessary to develop and commercialize its potential products or that such collaborative arrangements or license agreements will be successful or on acceptable terms.

A significant part of the Company's future operations depend upon the ability to complete development of the Osteopatch-TM- product, obtain FDA clearance, and achieve successful product commercialization. There can be No assurance that the Company will be able to meet its objective to develop and commercialize a cost-effective osteoporosis related diagnostic product. The risks facing the Company include raising required capital to continue development efforts and the ability to obtain regulatory approval which is dependent upon such factors as the results of clinical trials, the decisions of regulatory officials, and potential changes in regulations, all of which may be beyond the control of the Company. In addition, successful commercialization of any product will be dependent upon market acceptance, competition, technological change, and dependence on collaborators for research, development and marketing assistance.

The Company's future operations also depend on its ability to grow a profitable reference laboratory operation. Although the Company has increased laboratory revenues, has operated the laboratory at a profit and has established cardiovascular and osteoporosis expertise, there can be no assurances that the Company will be able to continue such growth or maintain profitability on contracts for laboratory services. In addition, contracts are entered into for a specified period (usually less than a year) but can be canceled at any time. During fiscal 1998, the Company completed two large contracts and is currently operating the laboratory at substantially less than full capacity. Accordingly, the laboratory operation can be dependent on a few large contracts and the Company's ability to replace such contracts upon expiration or termination, of which there can be no assurance.

YEAR 2000

Work began in 1997 within PBI's Information Systems department to analyze the impact of the approaching turn of the century on PBI's systems. Major basic systems (servers, network operating system) have already been determined to be complaint. The accounting application is guaranteed by the manufacturer to be compliant, as is the database engine. Currently under analysis is the laboratory information system ("LIS") application and the laboratory instrumentation. Minimal alterations to the LIS application are expected. A comprehensive plan for acquiring information from instrument vendors and addressing any upgrades or other contingency plans is in process.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

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

ITEM 8  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

On June 22, 1998, the Company received the written resignation of Coopers & Lybrand L.L.P. ("C&L") as the Company's independent auditors. During the Company's two most recent fiscal years ended June 30, 1997, C&L's reports on the Company's financial statements contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

         C&L's report dated September 5, 1996 (issued prior to the Company's initial public offering of securities), on the Company's financial statements for the fiscal year ended June 30, 1996 contained the following paragraph:

                  "The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company had experienced recurring losses from operations and cash flow shortages, and has reported deficiencies in working capital and stockholders' equity. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty".

During the Company's two most recent fiscal years ended June 30, 1997, and through June 22, 1998, there were no disagreements with C&L on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure which disagreements, if not resolved to the satisfaction of C&L, would have caused it to make reference to the subject matter of the disagreement in connection with its report, except that the Company, based on a review by C&L of the Company's unaudited financial statements, amended a press release which previously reported third quarter results. In an amended press release, the Company reported a non-cash adjustment of $187,400, reflecting accelerated depreciation of certain license rights, which adjustment increased losses by a like amount. Additionally, the Company increased its loss per share by $0.26 as a result of such accelerated depreciation and an adjustment for imputed dividends associated with the grant of an option to acquire preferred stock. Such amended results were included in the Company's Quarterly Report on Form 10-QSB as filed with the Commission on May 15, 1998.

The Company requested C&L to furnish it with a letter addressed to the Securities and Exchange Commission stating whether C&L agrees with the statements contained in the second and third paragraphs above. A copy of the letter from C&L to the Securities and Exchange Commission was filed as Exhibit 1 with Form 8-K filed with the Commission on June 26, 1998 (File No. 0-21537).

The Company engaged Grant Thornton LLP as its independent auditors as disclosed in its Current Report on Form 8-K filed with the Commission on July 29, 1998 (File No. 0-21537).

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1998.

ITEM 10 - EXECUTIVE COMPENSATION

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1998.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1998.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1998.

ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) Exhibits are listed on the Index to Exhibits at the end of this report. The exhibits required by Item 601 of Regulation S-B are listed on such Index in response to this Item and are incorporated herein by reference.

     (b) Form 8-K reports were filed during the last quarter of the period covered by this report as follows:

          (i) Current Report on Form 8-K filed with the Commission on June 26, 1998 (File No. 0-21537) relating to the resignation of the Company's former auditors.

                          PACIFIC BIOMETRICS, INC.
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Certified Public Accountants .......................   F-2

Consolidated Balance Sheet as of June 30, 1998 ...........................   F-3

Consolidated Statements of Operations for the years ended
     June 30, 1998 and 1997, and for the period from inception
     (December 1992) to June 30, 1998 ....................................   F-4

Consolidated Statements of Cash Flows for the years ended
     June 30, 1998 and 1997, and for the period from inception
     (December 1992) to June 30, 1998 ....................................   F-5

Consolidated Statements of Stockholders' Equity for the
     period from inception (December 1992) to June 30, 1998 ..............   F-7

Notes to Consolidated Financial Statements ...............................   F-9

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Pacific Biometrics, Inc.
Lake Forest, California

We have audited the accompanying consolidated balance sheet of Pacific Biometrics, Inc. (a company in the development stage) as of June 30, 1998 and the related consolidated statements of operations and cash flows for the years ended June 30, 1998 and 1997, and for the period from inception (December 1992) to June 30, 1998, and the consolidated statement of stockholders' equity for the period from inception (December 1992) to June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Biometrics, Inc. as of June 30, 1998, and the consolidated results of its operations and its cash flows for the years ended June 30, 1998 and 1997, and for the period from inception (December 1992) to June 30, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company has experienced recurring losses from operations and cash flow shortages, and has deficiencies in working capital and stockholders' equity. Also, the Company has significant amounts of debt maturing on December 31, 1998. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do no include any adjustments that might result from the outcome of this uncertainty.

                                       GRANT THORNTON LLP


Irvine, California
September 11, 1998

                           PACIFIC BIOMETRICS, INC.
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998


                                     ASSETS

Current assets:
    Cash and cash equivalents........................................  $  2,244,056
    Accounts receivable, net of allowance for doubtful
      accounts of $90,137............................................       292,567
    Inventory........................................................       196,891
    Prepaid expenses.................................................       223,531
                                                                       ------------
         Total current assets........................................     2,957,045
Property and equipment, net..........................................       656,673
Other assets:
    Technology licenses..............................................     2,626,642
    Restricted cash..................................................       100,000
    Deposits and other...............................................        28,447
                                                                       ------------
         Total assets................................................  $  6,368,807
                                                                       ------------
                                                                       ------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable to related parties.................................  $    253,664
    Accounts payable.................................................       374,703
    Accrued payroll related and other liabilities....................       349,917
    Advances from customers..........................................         9,918
    Technology license payable.......................................     2,174,138
    Capital lease obligations........................................       248,980
                                                                       ------------
         Total current liabilities...................................     3,411,320
                                                                       ------------

Technology license payable - long term portion.......................        80,913
Capital lease obligations - long term portion........................       352,942
                                                                       ------------
         Total long term liabilities.................................       433,855
                                                                       ------------

Commitments and contingencies (Note 13)

Stockholders' equity:
    Preferred stock, $0.01 par value, 5,000,000 shares
      authorized, 1,550,000 shares issued and outstanding............        15,500

    Commonstock, $0.01 par value, 30,000,000 shares
      authorized, 3,709,671 shares issued and outstanding............        37,097

    Additional paid-in capital Common Stock..........................    13,762,868
    Additional paid-in capital Preferred Stock.......................     5,054,614
    Deficit accumulated during the development stage.................   (16,346,447)
                                                                       ------------
         Total stockholders' equity..................................     2,523,632
                                                                       ------------
         Total liabilities and stockholders' equity..................  $  6,368,807
                                                                       ------------
                                                                       ------------

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED JUNE 30, 1998 AND 1997, AND FOR THE PERIOD
                 FROM INCEPTION (DECEMBER 1992) TO JUNE 30, 1998

                                                                                              FOR THE PERIOD
                                                                                              FROM INCEPTION
                                                                                             (DECEMBER 1992)
                                                                                               TO JUNE 30,
                                                     1998                   1997                   1998
                                                     ----                   ----             ---------------
Revenue........................................  $  2,521,561           $  2,788,570           $  7,534,243
                                                 ------------           ------------           ------------
Operating expenses:
    Laboratory and cost of goods sold..........     2,097,874              1,710,808              5,673,360
    Research and product development...........     2,387,640              1,024,096              4,638,665
    Selling, general and administrative........     2,168,424              1,575,266              6,142,550
    Purchased in-process research and
          product development..................                                                   6,373,884
    Amortization of intangible assets..........       432,154                 62,500              1,023,022
                                                 ------------           ------------           ------------
          Total operating expenses.............     7,086,092              4,372,670             23,851,481
                                                 ------------           ------------           ------------
Operating loss.................................    (4,564,531)            (1,584,100)           (16,317,238)
                                                 ------------           ------------           ------------
Other income (expense):
    Interest expense...........................      (181,932)              (145,835)              (393,781)
    Interest income............................       137,936                147,940                291,464
    Grant and other income (expense)...........        (3,309)                 4,766                 73,108
                                                 ------------           ------------           ------------
                                                      (47,305)                 6,871                (29,209)
                                                 ------------           ------------           ------------
Net loss.......................................  $ (4,611,836)          $ (1,577,229)          $(16,346,447)
                                                 ------------           ------------           ------------
                                                 ------------           ------------           ------------

Basic and diluted net loss per share...........  $      (1.79)          $       (.51)          $     (10.99)
                                                 ------------           ------------           ------------
                                                 ------------           ------------           ------------
Basic and diluted weighted average
    shares outstanding.........................     3,707,807              3,081,516              1,669,372
                                                 ------------           ------------           ------------
                                                 ------------           ------------           ------------

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED JUNE 30, 1998 AND 1997, AND FOR THE PERIOD FROM
                   INCEPTION (DECEMBER 1992) TO JUNE 30, 1998

                                                                                                               FOR THE PERIOD
                                                                                                               FROM INCEPTION
                                                                                                               (DECEMBER 1992)
                                                                        1998                   1997           TO JUNE 30, 1998
                                                                        ----                   ----           ----------------
  Cash flows used in operating activities:
    Net loss......................................................  $ (4,611,836)          $ (1,577,229)          $(16,346,447)

Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation..................................................       284,555                 79,665                428,862
    Amortization of technology licenses...........................       432,154                 62,500                594,654
    Common stock issued for services..............................                              220,800                767,326
    Services provided for subscription receivable.................                                                      55,556
    Amortization of goodwill......................................                                                     428,368
    Purchased in-process research and
        product development expense...............................                                                   6,373,884
    Amortization of discount on technology license payable........       116,572                                       116,572
    Write off of Spinpro-Registered Trademark- Asset..............       126,323                100,000                226,323
    Changes in assets and liabilities:
       Accounts receivable........................................       176,748               (216,904)              (135,345)
       Other receivables..........................................                               31,200                 37,751
       Inventory..................................................      (171,102)                (5,952)              (170,383)
       Prepaid expenses and other.................................       (44,726)              (157,985)              (204,244)
       Accounts payable and accrued liabilities...................       236,638               (164,342)               477,417
       Deferred compensation......................................                                                      34,996
       Advances from customers....................................      (108,515)              (169,830)              (202,179)
                                                                     ------------           ------------           ------------
           Net cash used in operating activities..................    (3,563,189)            (1,798,077)            (7,516,889)
                                                                     ------------           ------------           ------------

Cash flows from investing activities
    Cash acquired in connection with mergers.......................                                                    221,698
    Advances to BioQuant prior to acquisition, net.................                                                   (145,000)
    Capital expenditures...........................................      (94,166)              (136,897)              (292,558)
    Organizational costs...........................................                                                     (5,000)
    Deposits and other.............................................                                                     (4,702)
    Proceeds from sale of short-term investments...................      973,110                                       973,110
    Purchase of short-term investments.............................                            (973,110)              (973,110)
                                                                     ------------           ------------           ------------
           Net cash provided by (used in)  investing
              activities...........................................      878,944             (1,110,007)              (225,562)
                                                                     ------------           ------------           ------------

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED JUNE 30, 1998 AND 1997, AND FOR THE PERIOD
                FROM INCEPTION (DECEMBER 1992) TO JUNE 30, 1998

                                                                                                               FOR THE PERIOD
                                                                                                               FROM INCEPTION
                                                                                                               (DECEMBER 1992)
                                                                        1998                   1997           TO JUNE 30, 1998
                                                                        ----                   ----           ----------------
Cash flows from financing activities
    Common stock sold for cash.....................................                          8,085,005               9,548,905
    Payments on technology license agreements......................    (818,756)                                      (918,756)
    Borrowings from related parties................................                                                    859,963
    Preferred stock issuance.......................................   3,100,000                                      3,100,000
    Cost of equity.................................................     (21,034)            (1,790,290)             (1,811,325)
    Preferred stock dividends paid.................................     (16,445)                                       (16,445)
    Common stock  exercise proceeds................................       1,750                 26,503                  28,253
    Proceeds (repayments) with related parties.....................       1,250               (146,198)               (144,948)
    Repayment of First Bridge loan.................................                           (250,000)                      0
    Repayment of bank borrowings...................................                           (175,967)               (246,616)
    Proceeds of Second Bridge Loan.................................                                                  1,000,000
    Repayment of Second Bridge Loan................................                                                 (1,000,000)
    Prepaid financing costs........................................     (13,446)                18,000                 (25,446)
    Transfer to restricted cash....................................                           (100,000)               (100,000)
    Payments on capital lease obligations..........................    (221,713)               (35,172)               (287,078)
                                                                     ------------           ------------           ------------
Net cash provided by financing activities..........................   2,011,606              5,631,881               9,986,507
                                                                     ------------           ------------           ------------
   Net change in cash and cash equivalents.........................    (672,639)             2,723,797               2,244,056
   Cash and cash equivalents, beginning of period..................   2,916,695                192,898                       0
                                                                     ------------           ------------           ------------
    Cash and cash equivalents, end of period.......................  $2,244,056            $ 2,916,695             $ 2,244,056
                                                                     ------------           ------------           ------------
                                                                     ------------           ------------           ------------
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest..........................  $   65,360             $ 145,835               $ 393,782
                                                                     ------------           ------------           ------------
                                                                     ------------           ------------           ------------

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO JUNE 30, 1998

                                                           Common Stock                      Preferred Stock
                                                      -------------------  Subscription      ---------------
                                                       Shares     Amount    Receivable       Shares   Amount
                                                     ---------   --------  -------------    -------  -------
Common stock issued for cash at
  inception (December 1992)                           511,862     $5,119    ($245,000)
Cash received in satisfaction of
  subscription receivable                                                     161,000
Net loss
                                                    ---------- ---------    ---------     ----------   -------
  Balance, June 30, 1993                              511,862      5,119      (84,000)          0          0

Common stock issued in connection with
  purchase of technology license and services          62,561        569      (55,556)
Cash received in satisfaction of
  subscription receivable                                                      84,000
Cash received in satisfaction of
  subscription receivable                                                      38,578
Stockholder loans converted to equity
Common stock issued for cash                            4,739         47
Net loss
                                                    ---------- ---------    ---------     ----------   -------
  Balance, June 30, 1994                              579,162      5,735      (16,978)          0          0

Services provided in satisfaction of
  subscription receivable                                                      16,978
Stockholder loans converted to equity
Common stock issued for services and
  loan guarantees                                      47,867        479
Common stock issued in connection with
  acquisition of Pacific Biometrics, Inc.
  (a Washington corporation)                          189,061      1,891
Common stock issued for cash                           42,181        422
Conversion from $0.01 par value to no par value
  common stock                                                 2,011,392
Net loss
                                                    ---------- ---------    ---------     ----------   -------
Balance, June 30, 1995                                858,271  2,019,919            0           0          0

Common stock issued for cash                           45,500    360,000
Common stock issued for services                      135,080    466,026
Issuance of $0.01 par value common stock in
  exchange for no par value common
  stock in acquisitions of BioQuant and Pacific
  Biometrics, Inc. (PBI-WA)                                   (2,835,556)
Common stock issued in connection
  with acquisition of BioQuant                        700,364      7,003
Net loss
                                                    ---------- ---------    ---------     ----------   -------
Balance, June 30, 1996                              1,739,215     17,392            0           0         0

Common stock issued for services                       64,000        640
Stockholder loans converted to common stock           142,274      1,423
Common stock issued for cash                            2,900         29
Initial Public Offering (IPO)                       1,700,000     17,000
Underwriter commissions and IPO costs
Common stock issued upon exercise
  of stock options                                     57,133        571            0
Net loss
                                                    ---------- ---------    ---------     ----------   -------
Balance, June 30,1997                               3,705,522     37,055            0           0         0

Preferred stock issued for cash                                                            1,550,000    15,500
Cost of preferred stock issue
Common stock issued upon exercise
  of stock options                                      4,149         42            0
Net loss
Preferred stock dividends paid
Deemed preferred stock dividends
                                                    ---------- ---------    ---------     ----------   -------
Balance, June 30,1998                               3,709,671    $37,097           $0      1,550,000   $15,500
                                                    ---------- ---------    ---------     ----------   -------
                                                    ---------- ---------    ---------     ----------   -------

          The accompanying notes are an integral part of these consolidated financial statements.

                                                                                       Deficit
                                                           Preferred      Common     Accumulated
                                                           Additional   Additional   during the
                                                            Paid-in       Paid-in    Development
                                                            Capital       Capital       Stage         Total
                                                       -----------     -----------     ----------   ----------
Common stock issued for cash at
  inception (December 1992)                                               $494,881                    $255,000
Cash received in satisfaction of
  subscription receivable                                                                              161,000
Net loss                                                                                 (199,455)    (199,455)
                                                       -----------     -----------     ----------   ----------
  Balance, June 30, 1993                                         0         494,881       (199,455)     216,545

Common stock issued in connection with
  purchase of technology license and services                               54,987                           0
Cash received in satisfaction of
  subscription receivable                                                                               84,000
Cash received in satisfaction of
  subscription receivable                                                                               38,578
Stockholder loans converted to equity                                      310,000                     310,000
Common stock issued for cash                                                49,953                      50,000
Net loss                                                                                 (732,874)    (732,874)
                                                       -----------     -----------     ----------   ----------
  Balance, June 30, 1994                                         0         909,821       (932,329)     (33,751)

Services provided in satisfaction of
  subscription receivable                                                                               16,978
Stockholder loans converted to equity                                      324,963                     324,963
Common stock issued for services and
  loan guarantees                                                           80,021                      80,500
Common stock issued in connection with
  acquisition of Pacific Biometrics, Inc.
  (a Washington corporation)                                               143,109                     145,000
Common stock issued for cash                                               553,478                     553,900
Conversion from $0.01 par value to no par value
  common stock                                                          (2,011,392)                          0
Net loss                                                                               (1,664,190)  (1,664,190)
                                                       -----------     -----------     ----------   ----------
Balance, June 30, 1995                                           0               0     (2,596,519)    (576,600)

Common stock issued for cash                                                                          360,000
Common stock issued for services                                                                      466,026
Issuance of $0.01 par value common stock in
  exchange for no par value common
  stock in acquisitions of BioQuant and Pacific
  Biometrics, Inc. (PBI-WA)                                             2,835,556                           0
Common stock issued in connection
  with acquisition of BioQuant                                          5,919,997                   5,927,000
Net loss                                                                              (7,560,863)  (7,560,863)
                                                       ----------    ------------   -------------  ----------
Balance, June 30, 1996                                          0       8,755,553    (10,157,382)  (1,384,437)

Common stock issued for services                                          220,160                     220,800
Stockholder loans converted to common stock                               489,422                     490,845
Common stock issued for cash                                                9,976                      10,005
Initial Public Offering (IPO)                                           8,058,000                   8,075,000
Underwriter commissions and IPO costs                                  (1,790,290)                 (1,790,290)
Common stock issued upon exercise
  of stock options                                                         25,932              0       26,503
Net loss                                                                              (1,577,229)  (1,577,229)
                                                       ----------    ------------   -------------  ----------
Balance, June 30,1997                                           0      15,768,753    (11,734,611)   4,071,197

Preferred stock issued for cash                         3,084,500                                   3,100,000
Cost of preferred stock issue                             -21,034                                     (21,034)
Common stock issued upon exercise
  of stock options                                                          1,708                       1,750
Net loss                                                                              (4,611,836)  (4,611,836)
Preferred stock dividends paid                             53,648         (70,093)                    (16,445)
Deemed preferred stock dividends                        1,937,500      (1,937,500)                          0
                                                       ----------    ------------   -------------  ----------
Balance, June 30,1998                                  $5,054,614     $13,762,868   ($16,346,447)  $2,523,632
                                                       ----------    ------------   -------------  ----------
                                                       ----------    ------------   -------------  ----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

Pacific Biometrics, Inc. ("PBI" or the "Company") is an early stage company engaged in the development and commercialization of non-invasive diagnostics and laboratory services to improve the detection and management of chronic diseases. The Company has developed two patented platform technologies that permit the use of sweat and saliva as diagnostic fluids. The Company also operates a specialty reference laboratory, which supports the development and commercialization process for PBI as well as other diagnostic and pharmaceutical manufacturers.

The Company was incorporated in Delaware in May 1996. The Company conducts its business through its wholly owned subsidiaries, Pacific Biometrics, Inc., a Washington corporation ("PBI-WA") and BioQuant, Inc., a Michigan corporation ("BioQuant"). On June 28, 1996, the Company completed the mergers (the "Mergers") whereby BioQuant and PBI-WA became wholly owned subsidiaries of the Company in separate stock-for-stock exchange transactions.

The Company's focus is to (i) finalize development and commercialize the Osteopatch-TM- (ii) evaluate the feasibility of non-invasive glucose testing using SalivaSac-Registered Trademark- (iii) identify collaborative and strategic partners to develop other applications for its platform technologies and (iv) expand its specialty reference laboratory business.

Except for the revenues from laboratory services, all of the Company's potential products are currently in research and development, and no revenues have been generated to date. Consequently, the Company is a development stage enterprise.

The majority of the outstanding stock of PBI, after the Mergers, was owned by the former stockholders of PBI-WA and therefore the acquisition of PBI-WA was accounted for as a reverse acquisition. The merger with BioQuant was accounted for as a purchase transaction with PBI-WA as the acquirer of BioQuant. Therefore, financial results of BioQuant prior to June 28, 1996 are not included in the accompanying consolidated financial statements. All outstanding shares of stock, options and warrants of PBI-WA and BioQuant were exchanged for similar securities of PBI-Delaware.

All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

INVENTORY

Inventory consists of items used to calibrate test equipment or verify testing methods related to lipids, inventory related to saliva collection devices and Osteopatch-TM- units. These items are recorded at the lower of estimated cost (weighted-average) or market.

RESTRICTED CASH

In connection with the signing of a new facility lease in Seattle, Washington, the Company is required to maintain $100,000 as a security deposit throughout the term of the lease. This amount has been recorded as restricted cash on the accompanying consolidated balance sheet.

LONG-LIVED ASSETS

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the useful lives of the related assets, which ranges from three to five years. Leasehold improvements are amortized over the terms of the respective leases. The cost and related accumulated depreciation of property or equipment sold or otherwise disposed of are removed from the accounts and the resulting gains or losses are included in the statement of operations.

All of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized (Note 15).

TECHNOLOGY LICENSES

The Company has an exclusive worldwide license for the use of a transdermal perspiration collection device for all medical diagnostic applications of Sudormed's skin patch technology. In addition, the license allows for the development of all other potential applications of such technology, except for those relating to alcohol and drugs of abuse. This new license agreement replaced the Company's previous license agreement with Sudormed for the skin patch technology, which was for the single application of measuring bone loss markers in sweat, which is the basis for the Company's Osteopatch-TM- system.

In exchange for the rights described above, the Company will pay Sudormed approximately $3 million over a twenty month period plus an ongoing royalty payment based on the amount of sales of products developed under this license. Such payments include a lump-sum payment of $1.6 million due in December 1998 (Note 7).

The Company has licensed exclusive rights, related to bone resorption in human perspiration, to use patented anti-pyridinium crosslinks antibody technology (this is an exclusive worldwide license excluding Japan). Licensing fees have been recorded at the net present value of the future payment stream and are being amortized over four years. The amount charged to expense in connection with amortizing licensing fees was $432,154 and $62,500 for the years ended June 30, 1998 and 1997 respectively, and $594,654 for the period from inception to date.

CUSTOMER ADVANCES

The Company receives advances from certain customers to perform consulting, laboratory services, and clinical studies. These advances are deferred and recognized as revenue in the period the related services are performed.

INCOME TAXES

Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate fair value due to the short-term maturities of these instruments. The fair value of the Company's financing arrangments can not be practically determined due to the unique nature of these financial instruments.

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

REVENUE RECOGNITION

The Company recognizes revenue in the period that the related services are performed. Currently, the Company is in the development stage and derives revenues from laboratory services.

BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards (SFAS), No. 128, "Earnings per Share", which supersedes APB Opinion No. 15, "Earnings per Share". Net loss per share for all periods presented has been restated to reflect the adoption of SFAS 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that options, warrants, and convertible preferred stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

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

RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated statement of operations for 1997 and for the period from inception to date in order to conform to the 1998 presentation.

RISKS AND UNCERTAINTIES

The Company's products require approvals from the U.S. Food and Drug Administration (FDA) and international regulatory agencies prior to commercialized sales. There can be no assurance that the Company's products will receive any of the required approvals. If the Company is denied such approvals or if such approvals are delayed, it would have a material adverse effect on the Company.

3.   GOING CONCERN

The Company has experienced recurring losses from operations and cash flow shortages, and has deficiencies in working capital and stockholders' equity. Also, the Company has significant amounts of debt maturing on December 31, 1998. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In views of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence. These steps include significant reductions in expenses and staffing, delay of research and development projects, renegotiations of contractual commitments and engagement of an investment-banking firm to raise capital.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that the Company's current cash and cash equivalents and short-term investments, together with projected revenues from operations and debt arrangements will be sufficient to satisfy its operating expense requirements through December 1998. The Company is actively working to raise additional funds through equity or debt arrangements to cover longer-term requirements.

4.   CONCENTRATION OF CREDIT RISK

The Company has cash deposits at U.S. banks and financial institutions, which exceed federally insured limits at June 30, 1998. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution; however, the Company does not anticipate non-performance.

Two customers individually accounted for approximately 33 percent and 17 percent of the Company's total sales in fiscal 1998. Three customers individually accounted for approximately 36 percent, 13 percent and 11 percent of the Company's total sales in fiscal 1997. Sales to the Company's five largest customers represented approximately 67 percent and 77 percent of total sales in fiscal 1998 and fiscal 1997, respectively. The Company reviews a customer's credit history before extending credit, and generally does not require collateral from customers. The Company establishes allowances for doubtful accounts when management believes the Company is exposed to credit risk.

The Company relies on two vendors to supply licensed technology necessary for the Company's Osteopatch-TM- product. The Company has a contractual agreement with the suppliers and management does not feel the concentration exposes the Company to significant risk in the near term.

5.  Property and Equipment

Property and equipment consists of the following at June 30, 1998:


Laboratory equipment.............................................................              $ 162,508
Computer equipment...............................................................                131,125
Office furniture and equipment...................................................                 70,858
Leasehold improvements...........................................................                 32,421
Equipment held under capital leases..............................................                551,122
                                                                                               ---------
Gross property and equipment.....................................................                948,034
Less accumulated depreciation and amortization...................................               (291,361)
                                                                                               ---------
Net property and equipment.......................................................              $ 656,673
                                                                                               ---------
                                                                                               ---------

6.   CAPITAL LEASES

In April 1997, the Company entered into a capital equipment leasing facility with Transamerica Business Credit Corporation, to provide credit for equipment purchase up to $1,500,000. The related equipment serves as collateral for the debt. The Company has received gross proceeds of $329,154 as of June 30, 1998, and $376,808 as of June 30, 1997, which was used to purchase production and laboratory equipment. The Company issued 51,429 warrants in connection with these financings (Note 11). The Company is required to raise additional equity capital in order to draw additional funding from this arrangement.

The obligations under capital leases have interest rates ranging from 8% to 9% and mature at various dates through 2003. Annual future minimum lease payments for years subsequent to June 30, 1998 are as follows:


                  1999                                       $ 296,463
                  2000                                         264,921
                  2001                                          83,532
                  2002                                          30,829
                  2003                                          10,172
                                                             ---------
                  Total minimum payments                       685,917
                  Less amount representing interest            (83,995)
                                                             ---------
                  Obligations under capital leases             601,922
                  Less current portion                        (248,980)
                                                             ---------
                  Long term portion                          $ 352,942
                                                             ---------
                                                             ---------

7.   FINANCING

LINE OF CREDIT

In March 1998, the Company and its subsidiaries entered into a Loan and Security Agreement relating to a $1 million term loan with Silicon Valley Bank. The Company must comply with certain minimum financial standards and ratios, including a minimum stated net worth and liquidity coverage ratio, and other non-financial restrictions, including restrictions on the Company's ability to declare dividends. The Company was not in compliance with certain of such financial ratios at June 30, 1998, and as such did not have the ability to draw any amounts from this credit facility. At June 30, 1998, there were no amounts outstanding on this line.

EQUITY FINANCING

The Company extended the 1,700,000 warrants issued in conjunction with the Company's initial public offering of its securities to June 30, 1999, from their previous expiration date of January 31, 1998; the exercise price of $12.00 remained the same.

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and the like. The Preferred Stock provides for a cumulative cash dividend payable quarterly in arrears at an annual rate of 8%. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which the Preferred Stock is convertible. See Note 12 for calculation of beneficial conversion and imputed preferred stock dividend.

TECHNOLOGY LICENSE PAYABLE

The Company acquired worldwide license rights from Sudormed in exchange for a non-interest bearing note payable of approximately $2,829,000 which was recorded net of a discount of approximately $222,000. Future maturities of the technology license payable are as follows:

                                                    Year Ended June 30,
                                                    -------------------
             1999                                      $ 2,174,138
             2000                                           80,913
                                                       -----------
                                                       $ 2,255,051
                                                       -----------
                                                       -----------

8.   INCOME TAXES

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through June 30, 1998. At June 30, 1998, the Company has net operating loss carryforwards available to offset future taxable income for federal tax purposes of approximately $11 million; such carryforwards expire in various years through 2013. Deferred tax assets include these net operating loss carryforwards as well as certain expenses that are reported for book and tax purposes in different periods. The Company has provided a valuation allowance to offset all deferred tax assets due to the uncertainty of realization. Under the Tax Reform Act of 1986, the amounts of and benefits from the Company's net operating loss carry forwards are limited due to a cumulative ownership change that occurred over a three year period.

9.   SUPPLEMENTARY INFORMATION ON NONCASH TRANSACTIONS

EQUIPMENT PURCHASED UNDER CAPITAL LEASE

             Year                                   Equipment Value
             ----                                   ---------------
             1996                                       $ 28,006
             1997                                       $477,428
             1998                                       $370,888
                                                        --------
             From inception to June 30, 1998            $876,322
                                                        --------
                                                        --------

STOCKHOLDER LOANS CONVERTED TO EQUITY

During 1997, certain of the Company's stockholders converted their loans to the Company for 142,274 shares of the Company's common stock, valued at $3.45 per share. The amount converted was $490,845, including accrued interest of $30,845. For the period from inception to June 30, 1998, a total of $1,125,808 in stockholder loans have been converted to equity.

COMMON STOCK ISSUED FOR TECHNOLOGY LICENSE, SERVICES AND LOAN GUARANTEES

The Company has issued common stock for technology licenses, services and loan guarantees as follows:


          Year Issued                                           Number of Shares    Estimated Fair Value
          -----------                                           ----------------    --------------------
          1994                                                      62,561                 $ 55,556
          1995                                                      47,867                 $ 80,500
          1996                                                     135,080                 $466,026
          1997                                                      64,000                 $220,800
          1998                                                           0                 $      0
                                                                   -------                 --------
          For the period from inception to June 30, 1998           309,508                 $822,882
                                                                   -------                 --------
                                                                   -------                 --------

ACQUISITION OF TECHNOLOGY LICENSE

During 1998, as described in Notes 2 and 7, the Company acquired worldwide license rights from Sudormed in exchange for a non-interest bearing note payable of approximately $2,829,000 which was recorded net of a discount of approximately $222,000.

10.  STOCK OPTION PLANS

1996 STOCK INCENTIVE PLAN

In July 1996, the Company adopted a Stock Incentive Plan (the "Plan") with 1,000,000 shares of common stock reserved for issuance under this Plan. In November 1997, the shareholders approved that the number of shares reserved for issuance would be increased to 2,000,000. Options granted under this plan may be either incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code, or nonqualified options. The Company may also award stock appreciation rights, restricted stock, performance shares, loans or tax offset payments. The option price of each incentive stock option granted shall not be less than the fair value of the underlying common stock, and will expire no later than ten years following the date of grant. With respect to nonqualified options, the exercise price and term will be determined at the discretion of the Board. However, the exercise price will not be less than 85% of the fair value of the underlying stock, and the term will not exceed a period of ten years. The options generally vest over five years.

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

The following is a summary of the activity in the Plan for the period from inception:


                                                               SHARES UNDER OPTIONS
                                                               --------------------

                                                                 Weighted Average
                                              Exercise Price      Exercise Price
                                                per Share            per Share         Shares
                                              --------------     ----------------     --------
    Conversion of BioQuant options            $0.13 - $0.63          $   0.27          491,535
    Granted                                         -                    -                -
    Exercised                                       -                    -                -
    Terminated
                                              --------------         --------        ---------

Options outstanding at June 30, 1996          $0.13 - $0.63          $   0.27          491,535

    Granted                                   $2.38 - $5.00          $   3.69          761,908
    Exercised                                 $0.13 - $0.63          $   0.46          (57,133)
    Terminated                                $        4.75          $   4.75           (5,000)
                                              --------------         --------        ---------

Options outstanding at June 30, 1997          $0.13 - $5.00          $   2.42        1,191,310

    Granted                                   $2.66 - $3.50          $   3.27          313,900
    Exercised                                 $    0.42              $   0.42           (4,149)
    Terminated                                $0.63 - $4.75          $   2.80          (13,607)
                                              --------------         --------        ---------

Options outstanding at June 30, 1998          $0.13 - $5.00          $   2.60        1,487,454
                                              --------------         --------        ---------
                                              --------------         --------        ---------


The weighted average contractual life remaining of options outstanding at June 30, 1998 is approximately 4 years. The following information applies to options outstanding at June 30, 1998:


                             OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                             -------------------                        -------------------

                                  WEIGHTED
                                  AVERAGE        WEIGHTED                        WEIGHTED
   RANGE OF                      REMAINING       AVERAGE                         AVERAGE
   EXERCISE        NUMBER        CONTRACTUAL     EXERCISE         NUMBER         EXERCISE
    PRICES      OUTSTANDING      LIFE (YEARS)     PRICE        EXERCISABLE         PRICE
    ------      -----------      -----------      -----        -----------         -----

$0.13 - $0.13      309,606            5           $0.13           309,606            $0.13

$0.42 - $0.63      118,040            6           $0.53           118,040            $0.53

$2.38 - $3.50      848,924            4           $3.36           189,424            $3.43

$3.70 - $5.00      210,884            3           $4.35           118,084            $4.46
               -----------                                    -----------       ------------

                 1,487,454                                       735,154            $1.74
               -----------                                   -----------       ------------
               -----------                                   -----------       ------------

STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost been determined based on the fair value of stock options granted in 1998 and 1997 in a manner consistent with the method promulgated by SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts below:



                               For the Years Ended June 30,            For the Period from
                         --------------------------------------     Inception (December 1992)
                             1998                    1997                to June 30, 1998
                         -------------           -------------      -------------------------
Net loss:
  As reported            $  (4,611,836)          $  (1,577,229)          $  (16,346,447)
  Pro forma              $  (5,180,379)          $  (2,318,067)          $  (18,928,904)
Loss per share:
  As reported            $       (1.79)          $       (0.51)          $       (10.99)
  Pro forma              $       (1.94)          $       (0.75)          $       (12.54)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes computation for the years ended June 30, 1998 and 1997 are as follows: the risk-free interest rate was the U.S. Treasury Bond rate for the corresponding grant date ranging from 5.97% to 6.64% in 1998 and 1997; the exercise price is equal to the fair market value of the underlying stock at the grant date; the expected life of the option is the term to expiration, ranging from 1-10 years; volatility is 82.4% in 1998 and 93.5% in 1997; and the common stock will pay no dividends.

The weighted fair value of options granted during the years ended June 30, 1998 and 1997 for which the exercise price approximates the market price on the grant date was $2.31 and $2.76, respectively.

11. STOCK PURCHASE WARRANTS

In connection with the BioQuant merger, outstanding warrants to purchase BioQuant shares were converted to 74,083 warrants to purchase shares of the Company's common stock at a price of $4.22.

In connection with Bridge Loans completed by the Company during June and July 1996, the Company issued 300,000 warrants. Each warrant entitled the holder to purchase a share of the Company's common stock for $5.70 and were exercisable until April 30, 1998, and have expired. No discount was recorded for the value of the warrants because the amount was not material.

In October 1996, as a part of the IPO, 1,700,000 redeemable warrants were issued. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $12.00. The warrants expire on June 30, 1999. These warrants are redeemable by the Company under certain conditions at a redemption price of $.10 per warrant. As of June 30, 1998, the Company has not redeemed any of these warrants.

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

In February 1998, the Company issued 100,000 warrants to the principals of Sudormed in conjunction with the technology license agreement (Note 9). Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $3.10. The warrants expire on February 10, 2003.

In March 1998, Silicon Valley Bank was issued 15,094 warrants in conjunction with the credit agreement (Note 7). Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $3.31. The warrants expire on March 13, 2004. No discount was recorded for the value of the warrants because the amount was not material.

The following is a summary of the activity for the period from inception:


                                                                        WARRANTS UNDER OPTIONS
                                                                        ----------------------

                                                                   Weighted Average
                                               Exercise Price       Exercise Price
                                                  per Share            per Share          Shares
                                               --------------      ----------------     ---------
    Conversion of BioQuant warrants            $         4.22          $    4.22           74,083
    Granted                                    $         5.70          $    5.70           50,000
    Exercised                                             -               -                   -
    Terminated                                            -               -                   -
                                               --------------      ----------------     ---------

Warrants outstanding at June 30, 1996          $         4.81          $    4.81          124,083

    Granted                                    $2.63 - $12.00          $   10.56        2,171,429
    Exercised                                             -               -                   -
    Terminated                                            -               -                   -
                                               --------------      ----------------     ---------

Warrants outstanding at June 30, 1997          $2.63 - $12.00          $   10.25        2,295,512

    Granted                                    $3.10 - $3.31           $    3.13          115,094
    Exercised                                             -               -                   -
    Terminated                                 $         5.70          $    5.70         (300,000)
                                               --------------      ----------------     ---------

Warrants outstanding at June 30, 1998          $2.63 - $12.00          $   10.51        2,110,606
                                               --------------      ----------------     ---------
                                               --------------      ----------------     ---------

Warrants exercisable at June 30, 1998          $2.63 - $12.00          $   10.63        2,056,293
                                               --------------      ----------------     ---------
                                               --------------      ----------------     ---------

12.  EARNINGS PER SHARE

As the Company had a net loss from continuing operations for 1998, 1997 and for the period from inception to June 30, 1998, basic and diluted net loss per share are the same.

Net loss applicable to common stockholders includes $70,093 in cumulative dividends on the convertible preferred stock during the year ended June 30, 1998, and $1,937,500 for the non-cash imputed dividend related to the beneficial conversion feature on the convertible preferred stock and preferred stock option. The beneficial conversion feature is computed as the difference between the quoted market price of a share of common stock on date of issue and the conversion price times all shares of preferred stock sold and under option. The imputed dividends are a non-cash, one-time charge based on the immediate conversion feature.

Basic and diluted net loss per common share for 1998, 1997 and for the period from inception to June 30, 1998 were calculated as follows:


                                                                                     For the Period
                                                                                     from Inception
                                           1998                    1997             to June 30, 1998
                                       ------------           ------------          ----------------
Net Loss                               $ (4,611,836)          $ (1,577,229)          $(16,346,447)

Preferred Stock cumulative
  dividend                                  (70,093)                     0                (70,093)

Imputed dividend on Preferred
  Stock issued                           (1,937,500)                     0             (1,937,500)
                                       ------------           ------------          ----------------

Net Loss available to Common
  stockholders                         $ (6,619,428)          $ (1,577,229)          $(18,354,039)
                                       ------------           ------------          ----------------
                                       ------------           ------------          ----------------

Basic and diluted net
  loss per share                       $      (1.79)          $      (0.51)          $     (10.99)
                                       ------------           ------------          ----------------
                                       ------------           ------------          ----------------

Weighted average shares
  outstanding                             3,707,807              3,081,516              1,669,372
                                       ------------           ------------          ----------------
                                       ------------           ------------          ----------------

13.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has entered into non-cancelable operating leases for office facilities. Under these leases, the Company is responsible for its proportionate share of real estate taxes, insurance and common area maintenance costs. Rent expense was $289,032 and $222,033 for the years ended June 30, 1998 and 1997, respectively, and $849,486 for the period from inception to June 30, 1998.

     Future minimum lease payments are as follows:


                                                                    Year Ended June 30,
                                                                    -------------------
               1999................................                         349,583
               2000................................                         383,745
               2001................................                         392,622
               2002................................                         402,793
               2003................................                         412,963
               Thereafter..........................                       1,028,582
                                                                          ---------
                                                                         $2,970,288
                                                                          ---------
                                                                          ---------


TECHNOLOGY AND MANUFACTURING AGREEMENTS

The Company has entered into a license agreement with respect to its osteoporosis technology. This agreement provides for royalty payments to the licensors as defined in the agreement, with minimum royalty payments of $15,000 each quarter. As of June 30, 1998, the Company has made all required royalty payments and had prepaid future royalty requirements of $90,000.

The Company has also entered into a supply agreement with an affiliate of the owners of the technology that requires certain minimum purchases to retain the exclusive use of the licensed technology. This agreement required the Company to purchase a minimum of 100,000 units by March 31, 1998. As of June 30, 1998, all minimum purchase requirements to date have been met. The Company is obligated to purchase 400,000 additional units by June 30, 1999 and each year thereafter. Failure to make the necessary payments by the Company could risk the exclusivity of the technology license that the Company currently holds.

EMPLOYMENT AND NONCOMPETITION AGREEMENTS

The Company has entered into employment and noncompetition agreements with four executives. These agreements specify that the executives may not engage in any competitive activity for periods ranging from 9 months to 2 years following termination. The agreements will provide for compensation of nine months salary, bonuses and benefits in the event of termination without cause. Subsequent to June 30, 1998, an executive, who is covered by such agreements, resigned. The Company estimates it will incur a severance liability of approximately $102,000.

LEGAL PROCEEDINGS

On September 24, 1997, the Company received from the former manufacturer of SPINPRO-Registered Trademark- a demand for arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO-Registered Trademark- (Note 15). The former manufacturer is seeking damages of approximately $515,000. The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company. The Company is vigorously contesting such claims and has filed counterclaims against the former manufacturer. The Company has also filed for arbitration against a former vendor relating to SPINPRO-Registered Trademark-, seeking damages for alleged breach of contract with respect to the manufacture of molds for SPINPRO-Registered Trademark- parts.

14.  RELATED PARTY TRANSACTIONS

The Company has entered into deferred compensation agreements with four of its senior executives. The agreements provide that a specified portion of their salaries be deferred until they elect to receive the deferred amount. At June 30, 1997, the Company's deferred compensation obligation was $65,413. Compensation expense in connection with these agreements was $30,417 for the year ended June 30, 1997 and $65,413 for the period from inception to June 30, 1998. There was no deferred compensation incurred for the year ended June 30, 1998. In 1997, the liability for deferred compensation of $65,413 was converted to a promissory note bearing annual interest at 7% and is payable on demand. This obligation is included with notes payable to related parties on the accompanying consolidated balance sheet.

The Company had entered into a contract for management and consulting services with a company owned by certain of the Company's stockholders. The Company incurred $186,000 for management and consulting services provided during the year ended June 30, 1996 and $300,098 for the period from inception to June 30, 1998. The liability for management consulting services under the contract of $187,000 was converted in 1997 to a promissory note bearing annual interest at 7% and is payable on demand. This obligation is included with notes payable to related parties on the accompanying consolidated balance sheet. The management contract was terminated effective June 28, 1996.

The Company paid $41,349 and $28,172 to related parties for reimbursement of expenses during the years ended June 30, 1998 and 1997, respectively, and $124, 936 for the period from inception to June 30, 1998.

During fiscal 1997, the Company issued 64,000 shares of common stock valued at $220,800 to Directors in exchange for services.

15.  IMPAIRMENT OF LONG-LIVED ASSETS

During 1997, the Company received notification of the termination of its manufacturing agreement with a third party related to the production of the SPINPRO-Registered Trademark- product. As a result of this termination, the Company had reimbursed the third party for the value of molds and production equipment through the form of a capital equipment leasing facility (Note 6). As of June 30, 1997, the remaining inventory, molds and production equipment had been relocated to a storage facility.

At June 30, 1998, the Company determined that it was not feasible to continue the production of the SPINPRO-Registered Trademark- product and that amounts, if any, from the disposition of the related asset would not be significant. Therefore, the Company has recorded an impairment loss for the net book value of the related asset of $126,000.

16.  SUBSEQUENT EVENTS

In July 1998, the Company signed a License, Supply and Distribution Agreement with Segix Italia, S.p.A. ("Segix") for the Company's Osteopatch-TM-diagnostic system for the Italian market. The agreement contains provisions requiring minimum purchases and investment in marketing, foreign currency adjustment mechanisms, unit price adjustment mechanisms, and exclusivity for the territory of Italy, Vatican City and San Marino. The agreement has an initial term of ten years.

SIGNATURES

     In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: September 24, 1998                    Pacific Biometrics, Inc.

                                             By  /s/ PAUL G. KANAN
                                                --------------------------------
                                             Paul G. Kanan, President and Chief
                                             Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates.


/s/PAUL G. KANAN            President, Chief Executive          Dated:  September 24,1998
-----------------------     Officer and Director (principal
Paul G. Kanan               executive officer)

/s/PETER B. LUDLUM          Vice President, Chief Financial     Dated: September 24,1998
-----------------------     Officer and Accounting Officer
Peter B. Ludlum             and Secretary
                            (principal financial officer)

/s/ ELLEN A. RUDNICK        Chairman of the Board               Dated: September 24,1998
-----------------------
Ellen A. Rudnick

/s/MARY L. CAMPBELL         Director and Treasurer              Dated: September 24,1998
-----------------------
Mary L. Campbell

/s/CRAIG M. GOLDSTONE       Director                            Dated: September 24,1998
-----------------------
Craig M. Goldstone

/s/DOUGLAS S. HARRINGTON    Director                            Dated: September 24,1998
-----------------------
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
10.1 --   License Agreement, dated December 31, 1992, by and between Sudor
          Partners and CEO Advisors, Inc.*
10.2 --   Amendment No. 1 To License Agreement, dated August 6, 1993 by and between Sudor Partners and CEO Advisors, Inc.*
10.3 --   Supply Agreement, dated August 6, 1993, by and between Sudormed, Inc.
          and CEO Advisors, Inc.*
10.4 --   Assignment of License and Supply Agreements--Consent, dated September 7, 1993,
          October 7, 1993 and October 11, 1993, by and between CEO Advisors, Inc. and
          BioQuant, Inc.*
10.5 --   License Agreement, dated February 15, 1995, by and between Metra and
          BioQuant.*, **
10.6 --   Development Agreement, dated October 4, 1995, by and between BioQuant and Assay Designs.*
10.7 --   Agreement, dated October 26, 1995, by and between PBI-WA and Sigma
          Diagnostics.*
10.8 --   Manufacturing Agreement, dated March 1, 1996, by and between Merchant
          House Scientific and Irvine Scientific.*
10.9 --   Agreement and Plan of Merger, dated May 15, 1996, by and among
          BioQuant, Inc., Pacific Biometrics Inc. and BioQuant-Acquisition,
          Inc.*
10.10 --  Agreement and Plan of Merger, dated May 15, 1996, by and among Pacific
          Biometrics, Inc. (Washington), Pacific Biometrics, Inc. (Delaware),
          and PBI-Acquisition, Inc.*
10.11 --  Office Lease, dated January 15, 1990, by and between Bruce M. and Ann
          Stever Blume and Pacific Biometrics, Inc.*
10.12 --  Amendment No. 1 to Lease Agreement, dated June 15, 1992, by and between Blume 1100 Limited Partnership and Pacific Biometrics, Inc.*
10.13 --  Office Lease, dated August 13, 1992, by and between Blume 1100 Limited
          Partnership and Drake Mortgage.*
10.14 --  Assignment of Lease, dated November 30, 1993, by and between Pacific
          Biometrics, Inc. and Columbia First Service, Inc.*
10.15 --  Standard Form Lease, dated May 23, 1993, by and between Merchant House
          Scientific and Harris Trust and Savings Bank.*
10.16 --  First Amendment to Lease, dated July 11, 1996, by and between Bank of
          New York, as directed Trustee for Unisys Master Trust and Registrant.*
10.17 --  Stock Incentive Plan.*
10.18 --  Employment Agreement, dated October 14, 1996, by and between
          Registrant and Ellen A. Rudnick.*
10.19 --  Employment Agreement, dated October 14, 1996 by and between Registrant and Paul G. Kanan.*
10.20 --  Employment Agreement, dated October 23, 1996 by and between Registrant and G. Russell Warnick.*
10.21 --  Employment Agreement, dated October 22, 1996 by and between Registrant and Elizabeth Teng Leary, Ph.D.*
10.22 --  Clinical Laboratory Agreement, dated March 8, 1995, by and between
          Warner-Lambert Company and Registrant.*
10.23 --  Clinical Laboratory Agreement, dated March 7, 1996 by and between
          Parke-Davis Pharmaceutical Research and Registrant.*
10.24 --  Clinical Laboratory Agreement, dated March 7, 1996, by and between
          Parke-Davis Pharmaceutical Research and Registrant.*
10.25 --  Office Lease, dated April 23, 1997, by and between Tom Kane and Elsa
          Kane and Pacific Biometrics, Inc.***
10.26 --  Technical Development and License Agreement, dated December 8, 1997, by and between ActiMed Laboratories, Inc., a Delaware corporation, and the Company. ****
10.27 --  Amended and Restated License Agreement, dated December 30, 1997, by and among Sudormed, Inc., a California corporation, William R. Miller,
          Donald W. Schoendorfer and the Company. ****


10.28 --  Amended and Restated License Agreement, dated December 30, 1997, by and between Sudormed, Inc. and the Company.****
10.29 --  Lease dated January 5, 1998 between the Company and Makena
          Commercentre II, LLC with respect to the Company's office at 25651
          Atlantic Ocean Drive, A1-A, Lake Forest, California, 92630.*****
21.1 --   Subsidiaries.*
25.1 --   Powers of Attorney appear on the signature page in Part II of the
          Registration Statement filed on September 6, 1996.*
27.1 --   Financial Data Schedule.
-------------------------------------------------------------------------------------

* Incorporated by reference to Exhibits of Registrant's Registration Statement on Form SB-2, Registration No. 333-11551
** Portions of this document have been deleted pursuant to a request for confidential treatment.
*** Incorporated by reference to Exhibits of Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997
**** Incorporated by reference to Exhibits of Registrant's Quarterly Report on Form 10QSB for the quarter ended December 31, 1997.
***** Incorporated by reference to Exhibits of Registrant's Quarterly Report on Form 10QSB for the quarter ended March 31, 1998.