Form 10QSB
period 1998-09-30
PACIFIC BIOMETRICS INC
filed 1998-11-20
CIK 1020475

                  U.S. Securities and Exchange Commission
                          Washington, D.C. 20549

                               FORM 10-QSB


[ X ]  QUARTERLY REPORT SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended    SEPTEMBER 30, 1998

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


         25651 Atlantic Ocean Drive, Suite A-1, Lake Forest, CA 92630
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                949-455-9724
--------------------------------------------------------------------------------
                        (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

As of November 12, 1998, shares of common stock outstanding of the issuer were 3,709,671.

Transitional Small Business Disclosure Format (check one) Yes (   )  No ( X )

                            PACIFIC BIOMETRICS, INC.

                              INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1  - FINANCIAL STATEMENTS

Consolidated Balance Sheet.................................................. 3

Consolidated Statements of Operations....................................... 4

Condensed Consolidated Statements of Cash Flows............................. 5

Notes to Consolidated Financial Statements.................................. 6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS.........................................................10

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS..................................................16

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS..........................16

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES....................................16

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS...................................................16

ITEM 5 - OTHER INFORMATION..................................................16

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...................................16


                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                        ASSETS
Current assets:
    Cash and cash equivalents                                           $    942,696
    Accounts receivable, net of allowance for doubtful
          accounts of $90,137                                                258,536
    Inventory                                                                171,315
    Prepaid expenses and other                                               170,990
                                                                        ------------
          Total current assets                                             1,543,537

Property and equipment, net                                                  655,008

Other assets:
    Technology license, net                                                2,426,191
    Prepaid financing costs                                                   53,906
    Restricted cash                                                          100,000
    Deposit and other                                                          2,750
                                                                        ------------
          Total assets                                                  $  4,781,392
                                                                        ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable to related parties                                    $    253,664
    Accounts payable                                                         202,735
    Accrued liabilities                                                      349,591
    Deferred compensation                                                     81,916
    Advances from customers                                                    3,376
    Technology licenses payable                                            2,221,369
    Capital lease obligations                                                262,396
                                                                        ------------
          Total current liabilities                                        3,375,047
                                                                        ------------
    Capital lease obligations - long term portion                            293,042
                                                                        ------------
          Total long term liabilities                                        293,042
                                                                        ------------
Stockholders' equity:
    Preferred stock, $0.01 par value, 5,000,000 shares
          authorized, 1,550,000 shares issued and outstanding                 15,500
    Common stock, $0.01 par value, 30,000,000 shares
          authorized, 3,709,671 shares issued and outstanding                 37,097
    Additional paid-in capital Common Stock                               13,700,868
    Additional paid-in capital Preferred Stock                             5,062,654
    Deficit accumulated during the development stage                     (17,702,816)
                                                                        ------------
          Total stockholders' equity                                       1,113,303
                                                                        ------------
          Total liabilities and stockholders' equity                    $  4,781,392
                                                                        ============

The accompanying notes are an integral part of these consolidated financial statements.

                                 PACIFIC BIOMETRICS, INC.
                          (A COMPANY IN THE DEVELOPMENT STAGE)
                         CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997,
         AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO SEPTEMBER 30, 1998
                                      (UNAUDITED)

                                                        Three Month Period          For the Period
                                                        Ended September 30,         from Inception
                                                   ----------------------------   (December 1992) to
                                                        1998           1997       September 30, 1998
                                                   -------------  -------------   ------------------
Revenues                                              $ 306,954      $ 638,347       $   7,841,197
                                                   -------------  -------------   ------------------
Operating expenses:
    Laboratory expense and cost of goods sold           316,948        394,680           5,990,308
    Research and product development                    509,841        462,234           5,148,506
    Selling, general and administrative                 579,389        439,785           6,721,939
    Purchased in-process research and development             0              0           6,373,884
    Amortization of intangible assets                   200,452         15,625           1,223,474
                                                   -------------  -------------   ------------------
          Total operating expenses                    1,606,630      1,312,324          25,458,111
                                                   -------------  -------------   ------------------
Operating loss                                       (1,299,676)      (673,977)        (17,616,914)
                                                   -------------  -------------   ------------------
Other income (expense):
    Interest expense                                    (69,859)       (13,474)           (463,640)
    Interest income                                      12,201         63,406             303,665
    Grant and other income                                  965            164              74,073
                                                   -------------  -------------   ------------------
                                                        (56,693)        50,096             (85,902)
                                                   -------------  -------------   ------------------
Net loss                                           $ (1,356,369)    $ (623,881)      $ (17,702,816)
                                                   =============  =============   ==================
Basic and diluted loss per share                   $      (0.38)      $  (0.17)           $ (11.25)
                                                   =============  =============   ==================
Number of shares used in per-share calculation        3,709,671      3,705,522           1,757,380
                                                   =============  =============   ==================

The accompanying notes are an integral part of these consolidated financial statements.

                                PACIFIC BIOMETRICS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997,
         AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO SEPTEMBER 30, 1998
                                      (UNAUDITED)

                                                          Three Month Period           For the Period
                                                          Ended September 30,          from Inception
                                                   ------------------------------    (December 1992) to
                                                        1998            1997         September 30, 1998
                                                   --------------   -------------    ------------------
Cash used by operations                            $  (1,117,976)   $    (404,099)   $    (8,634,864)

Cash used by investing activities                        (35,493)        (819,779)          (261,055)

Cash (used ) provided by financing activities           (147,891)         (79,035)         9,838,615
                                                   --------------   -------------    ----------------
(Decrease) Increase in cash and cash equivalents      (1,301,360)      (1,302,913)           942,696

Cash and cash equivalents:

Beginning of period                                    2,244,056        2,916,695                  0
                                                   --------------   -------------    ----------------
End of period                                      $     942,696    $   1,613,782    $       942,696
                                                   ==============   =============    ================

The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

Pacific Biometrics, Inc. (the "Company" or "PBI") was incorporated in Delaware in May 1996 in connection with the June 1996 acquisitions of BioQuant, Inc. ("BioQuant"), a Michigan corporation, and Pacific Biometrics, Inc. ("PBI-WA"), a Washington corporation, whereby both became wholly-owned subsidiaries of the Company in separate stock-for-stock exchange transactions.

The unaudited financial statements of the Company presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 1998 included in the Company's Annual Report on Form 10-KSB.

In the opinion of management, the financial statements include all adjustments (consisting solely of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

Revenues are primarily from the laboratory business. The Company's potential products are currently in research and development, and no significant revenues have been generated from these potential products to date. Consequently, the Company is a development stage enterprise.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

TECHNOLOGY

The Company has an exclusive worldwide license for the use of a transdermal sweat collection device from Sudormed, Inc. ("Sudormed") for all medical diagnostic applications of such skin patch technology. In addition, the license allows for the development of all other potential applications of such technology, except for those relating to alcohol and drugs of abuse. In exchange for such license rights, the Company agreed to pay Sudormed approximately $3 million over a twenty-month period, of which approximately $900,000 has been paid through September 30, 1998. Such payments include a lump-sum payment of $1.6 million due on December 31, 1998. During the quarter ended September 30, 1998 the Company renegotiated the Sudormed License to defer $225,000 in monthly payments until January 1, 1999. These deferred payments when combined with the $1.6 million obligation and other scheduled payments will total approximately $1.9 million due related to the maintenance of the license.

The Company also owns a fully paid license to the assay technology used with the Osteopatch(TM) product. The SalivaSac-Registered Trademark- is a proprietary patented product of the Company.

RISKS AND UNCERTAINTIES

The  Company's   products  require   approvals  from  the  U.S.  Food  and  Drug
Administration (FDA) and international regulatory agencies prior to commercialization. There can be no assurance that the Company's products will receive any of the required approvals. If the Company is denied such approvals or if such approvals are delayed beyond current expectations, such actions would have a material adverse effect on the Company.

The Company's financial position also creates risks and uncertainties as discussed below in Note 3 and puts the Company at risk of defaulting under the Sudormed license discussed above.

3.  GOING CONCERN

The Company has experienced recurring losses from operations and cash flow shortages, and has deficiencies in working capital and stockholders' equity. Also, the Company has significant amounts of debt maturing on December 31, 1998 and on January 1, 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis.

Management has taken the following steps to revise its operating and financial requirements, which it believes are necessary to provide the Company with the ability to continue in existence. These steps include significant reductions in expenses and staffing, delay of research and development projects, renegotiation of certain contractual commitments and engagement of an investment-banking firm to raise capital.

The Company does not anticipate that the Company's current cash and cash equivalents and short-term investments, together with projected revenues from operations and financing arrangements will be sufficient to satisfy its operating expense requirements beyond December 1998. The Company is actively working to raise additional funds through equity, debt arrangements and product licensing agreements to cover current year liquidity requirements. Failure to do so will have a material adverse effect on the Company and its ability to continue to operate as currently contemplated.

4.  EARNINGS PER SHARE

As the Company had a net loss from continuing operations for the period ended September 30, 1998, and 1997 and for the period from inception to September 30, 1998, basic and diluted net loss per share are the same.

Net loss applicable to common stockholders includes $62,000 in cumulative dividends on the convertible preferred stock for the period ended September 30, 1998. The imputed dividends are a non-cash, one-time charge based on the immediate conversion feature.

Basic and diluted net loss per common share for the period ended September 30, 1998, and 1997 and for the period from inception to September 30, 1998 were calculated as follows:

                                          Three Month      Three Month    For the Period
                                         Period Ended     Period Ended    from Inception
                                            9/30/1998        9/30/1997      to 9/30/1998
                                       ---------------   --------------   ---------------
Net Loss                               $ (1,356,369)     $  (623,881)     $ (17,702,816)
Preferred Stock cumulative dividend      (   62,000)                0      (    132,093)
Imputed dividend on Preferred
   Stock issued                                    0                0       ( 1,937,500)
                                       --------------   --------------    ---------------
Net Loss available to Common
  stockholders                         $ (1,418,369)     $  (623,881)     $ (19,772,409)
                                       ==============   ==============    ===============

Basic and diluted net loss per share   $      (0.38)    $      (0.17)     $      (11.25)
                                       ==============   ==============    ===============

Weighted average shares
  outstanding                              3,709,671        3,705,522          1,757,380
                                       ==============   ==============    ===============

5.  COMMITMENTS AND CONTINGENCIES

TECHNOLOGY AND MANUFACTURING AGREEMENTS

The Company has also entered into a supply agreement with Sudormed (Note 2) that requires certain minimum purchases to retain the exclusive use of the licensed technology. As of September 30, 1998, all minimum purchase requirements had been met. The Company is obligated to purchase 400,000 additional units by June 30, 1999 and each year thereafter. Failure to make the necessary purchases by the Company could result in the technology license becoming non-exclusive.

EMPLOYMENT AND NONCOMPETITION AGREEMENTS

In October 1996, the Company had entered into employment and noncompetition agreements with four executives. These agreements specify that the executives may not engage in any competitive activity for periods ranging from 9 months to 2 years following termination. Certain of the agreements also provide for compensation of nine months salary and benefits in the event of termination under certain circumstances. As of September 30, 1998, the Company recorded a severance liability of approximately $102,000 in connection with an executive officer who resigned in July 1998.

LEGAL PROCEEDINGS

On September 24, 1997, the Company received from the former manufacturer of SPINPRO-Registered Trademark- a demand for arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO -Registered Trademark-. The former manufacturer is seeking damages of approximately $515,000. The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company. The Company is vigorously contesting such claims and has filed counterclaims against the former manufacturer. The Company has also filed for arbitration against a former vendor relating to SPINPRO -Registered Trademark-, seeking damages for alleged breach of contract with respect to the manufacture of molds for SPINPRO-Registered Trademark-parts.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the preceding consolidated financial statements and notes in this Form 10-QSB and in conjunction with the financial statements and notes thereto for the year ended June 30, 1998 included in the Company's Annual Report on Form 10-KSB.

OVERVIEW

PBI was incorporated in Delaware in May 1996 in connection with the acquisition of BioQuant and PBI-WA. On June 28, 1996, the Company completed the mergers whereby BioQuant and PBI-WA became wholly owned subsidiaries of the Company in separate stock-for-stock exchange transactions.

The mission of PBI is to develop and commercialize non-invasive technologies for use in medical diagnostics and laboratory services to improve the detection and management of chronic diseases. The Company has developed two patented platform technologies that permit the use of sweat and saliva as diagnostic fluids. Such platform technologies are based on fifteen issued U.S. patents and two pending U.S. patents with respect to the Company's SweatPatch-TM- and SalivaSac -Registered Trademark-.

Expenses consist, and are expected to continue to consist, primarily of operating expenses necessary to continue the commercial laboratory operation (the Company's only significant current source of revenue), research and development costs for products under development, administration expenses and payment of license and royalty fees to maintain the Company's intellectual property rights.

As of September 30, 1998, the Company had an accumulated deficit since inception of $17,702,816 which included a one-time charge of $6,373,884 for the value of purchased research and development expenses relating to the Company's merger with BioQuant and a one-time charge of $428,368 relating to a prior merger involving PBI-WA in 1995.

RESULTS OF OPERATIONS:

Comparison of the three month periods ending September 30, 1998 and 1997:

------------------------------------------
     Rounded to Nearest         Three
      Thousand Dollars          Months
------------------------------------------
 Revenues:
------------------------------------------
Ending 9/30/98                     $  307      Revenues  for both  quarters  are almost  entirely  comprised of
------------------------------------------     laboratory  service  revenue.   Revenues  were  higher  for  the
Ending 9/30/97                     $  638      quarter ended 9/30/97 due to work  performed on a large contract
------------------------------------------     that was not replaced.
Dollar variance                    $(331)
------------------------------------------
Percent variance                    (52)%
------------------------------------------

 Laboratory expenses and cost
 of goods sold:
------------------------------------------
Ending 9/30/98                      $ 317      The  decrease  is  related  directly  to  the  lower  level  of
------------------------------------------     laboratory service revenues.
Ending 9/30/97                      $ 395
------------------------------------------
Dollar variance                     $(78)
------------------------------------------
Percent variance                    (20)%
------------------------------------------

 Research and product
 development:
------------------------------------------
Ending 9/30/98                      $ 510      The increase is related to the  Company's  funding of continuing
------------------------------------------     research   related  to   development   of   technology   license
Ending 9/30/97                      $ 462      opportunities and support of product introduction in Europe.
------------------------------------------
Dollar variance                      $ 48
------------------------------------------
Percent variance                      10%
------------------------------------------

 Selling, general and
 administration expenses:
------------------------------------------
Ending 9/30/98                      $ 579      The increase is primarily due to increased  legal and  accounting
------------------------------------------     fees  and  increased severance  costs as a result  of  reductions
Ending 9/30/97                      $ 440      in staff during this period.
------------------------------------------
Dollar variance                    $  139
------------------------------------------
Percent variance                      32%
------------------------------------------

 Amortization of intangible
 assets:
------------------------------------------
Ending 9/30/98                      $ 200      The increase is due to the inclusion of non-cash  amortization of
------------------------------------------     the Sudormed license.
Ending 9/30/97                       $ 16
------------------------------------------
Dollar variance                    $  184
------------------------------------------
Percent variance                    1150%
------------------------------------------

 Total other income (expense):
------------------------------------------
Ending 9/30/98                     $ (57)      The  additional  net  expense  is due to both  the  inclusion  of
------------------------------------------     imputed  interest on the  Sudormed  license  obligation  and on a
Ending 9/30/97                      $  50      decline in interest income.
------------------------------------------
Dollar variance                    $(107)
------------------------------------------
Percent variance                   (214)%
------------------------------------------

 Net income (loss):
------------------------------------------
Ending 9/30/98                  $ (1,356)      The  increased  net  loss is due to  lower  sales,  inclusion  of
------------------------------------------     imputed  interest,  lower interest  income,  higher  research and
Ending 9/30/97                     $(624)      development  and  selling,   general  and  administrative  costs,
------------------------------------------     partially offset by reductions in staff.
Dollar variance                    $(732)
------------------------------------------
Percent variance                   (117)%
------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES:

FINANCING ACTIVITIES

The Registration Statement pertaining to the initial public offering ("IPO") of the Company's securities was declared effective by the Securities and Exchange Commission on October 29, 1996. Gross proceeds from the public offering were approximately $8.1 million. The Company has used the net proceeds from the offering (approximately $6.3 million) for product development activities relating to the Osteopatch-TM-, for funding the growth of its central reference laboratory operations, for research on SalivaSac-Registered Trademark- potential products, working capital, and approximately $1.2 million to repay debt.

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase up to 625,000 shares of Preferred Stock until May 20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998.

OPERATIONS

As of September 30, 1998 the Company had cash and cash equivalents of $942,696. In addition, the Company's current liabilities exceeded its current assets. During the quarter ended September 30, 1998, the Company's cash and cash equivalents declined by approximately $1.3 million from the prior quarter.

The Company has implemented cost reduction programs that will permit existing cash reserves to meet operating expense requirements through December 31, 1998. These programs include: reducing staffing from 50 employees in May 1998 to 27 employees as of October 1998, deferral of approximately $82,000 in compensation, and suspension of current research and development activities. In addition, the Company has renegotiated the Sudormed license agreement to defer certain monthly payments of approximately $225,000 until January 1, 1999. However, under the license agreement, the Company is required to pay approximately $1.6 million on December 31, 1998. Based on existing resources, the Company will be unable to make such payments (see "Future Operations" below).

On July 22, 1998 the Company announced that Russ Warnick, the Company's Chief Scientific Officer, had resigned from the Company to pursue other outside interests. Mr. Warnick's areas of responsibility have been reassigned to Dr. Elizabeth Leary, Vice President of Laboratory Services, Dr. Michael Murphy, Laboratory Director, and Dr. Allan Pronovost, Vice President of Research and Development. Dr. Pronovost, who joined the Company last January, has had a distinguished career in medical diagnostic product development, having directed the development of over 35 products through FDA approval and market introduction. As a result of the depth of experience and expertise of the Company's technical staff, the Company does not expect Mr. Warnick's departure to have a material adverse impact on the Company.

PRODUCTS AND SERVICES

On September 8, 1998 the Company announced it is seeking development partners for new applications and marketing partners for existing products and products under development utilizing its proprietary non-invasive collection technologies, the SweatPatch-TM- and the SalivaSac-Registered Trademark-. Such technologies involve the collection and analysis of various analytes in sweat and saliva, respectively, for screening, diagnosis and monitoring of diseases and medical conditions. Many of the analytes measured in urine and serum can also be found in sweat and saliva. The Company has made significant progress in the development of these platform technologies and the Company believes that both of these technologies can be used to develop accurate, affordable and easy to use non-invasive tests in a variety of markets. In particular, the Company is focused on developing partnering agreements related to using the SalivaSac
-Registered Trademark- technology for drugs of abuse detection and for non-invasive saliva glucose screening.

On September 8, 1998 the Company also announced that Segix Italia S. p. A. ("Segix") exercised its option to enter into an exclusive ten year license, supply and distribution agreement with the Company for the distribution of the Osteopatch-TM- system in Italy. This agreement was finalized after the successful market and technical evaluation of the Osteopatch-TM- system in Italy during the past year. This agreement will permit Segix to launch the Osteopatch-TM- system in Italy. If the Company were to lose its rights under the Sudormed license agreement (see "Future Operations" below), Sudormed would have the option, if Segix's agrees, to continue to license Segix directly. However, Segix (or Sudormed as licensor) in order to use the Osteopatch-TM- would still require the Company's Pyridinoline Assay Kit, which is covered by a fully paid exclusive license with Metra Biosystems, Inc. Development of a separate assay would take considerable time and expense.

On September 14, 1998 the Company announced that BSI, Inc., the North American Division of BSI, the world's leading registrar of quality management systems, awarded the Osteopatch-TM- an Annex 5 CE marking certificate under the European Medical Device Directive. The CE marking of the Osteopatch-TM- product allows the Company to commercially distribute the Osteopatch-TM- system throughout the European common market.

In February 1998 the Company completed the initial clinical trials for the Osteopatch-TM-, for the collection and analysis of bone resorption, an indicator of fracture risk and filed a 510(k) premarket notification with the U.S. Food and Drug Administration (FDA). While the Company was encouraged by the results of the clinical trials, the FDA will require additional information before this product can be approved as a collection and analytical device for bone resorption markers. The Company has been and expects to continue to work with the FDA to determine which additional studies and information will be required to support the approval process. Given the novelty of sweat as a diagnostic fluid today, the Company believes this product application is establishing a precedent for future applications of the SweatPatch-TM-technology and therefore will require a more detailed review on the part of the FDA than originally anticipated.

The additional studies required for resubmission to the FDA will not begin until after appropriate funding has been raised by the Company and the clinical trial design has been reviewed with the FDA. The Company estimates that completion of such studies and resubmission will cost approximately $2 million. Once the Company commences these trials, it is expected it will take at least six to nine months before the Company can resubmit its application to the FDA. Based on current capital requirements, without an immediate infusion of capital, the Company will not be able to commence such trials. Further, even if commenced, there can be no assurance that the Company will have sufficient resources to complete such trials or that the FDA will not require further studies so as to delay the Company's application, or that the FDA will ultimately approve the Company's product.

FUTURE OPERATIONS

If the Company is unable to renegotiate the scheduled December 31, 1998 payment of $1.6 million or raise equity funding adequate to pay or finance the obligation, it is at risk of losing the Sudormed license rights to the patch technology (SweatPatch-TM-). Loss of such license would result in the abandonment of the Osteopatch-TM- product and all research and development efforts relating to the SweatPatch-TM- technology.

The Company is working to raise approximately $5 million in debt or equity. This would permit the Company to maintain the Sudormed license and continue with the Company's plans to develop non-invasive diagnostic products using both the SweatPatch-TM- and SalivaSac-Registered Trademark- technologies and build the laboratory service business. If the Company is unsuccessful in these efforts, the Company will likely lose the SweatPatch-TM- license and will focus its efforts on the laboratory service business and SalivaSac-Registered Trademark-licensing opportunities to create future value.

If the Company loses the Sudormed license and is absolved of its related payment obligations, current assets would exceed current liabilities. However, laboratory service revenues would have to be increased and/or expenses would have to be reduced in order to achieve self-sufficiency without additional funding. Therefore, without additional outside funding the Company may not be able to meet its operating expense requirements beyond December 1998.

The Company is actively working to raise the funds mentioned above and additional funds to cover longer term requirements for product research and development and laboratory operations. The Company has also reduced its net cash used in operating activities, which has averaged over $1 million per quarter for the past twelve months, in order to conserve existing cash resources. In August 1998, the Company announced that it had retained R&R Capital Group to assist in raising capital. However there can be no assurance that such external sources of funding will be available or be available on terms acceptable to the Company, in which event, the Company will be required to delay, scale back or eliminate its research and development programs, including but not limited to the development of the Osteopatch-TM- and other products involving the SweatPatch-TM- and the SalivaSac-Registered Trademark- technologies. Alternatively, the Company may obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights, which may be substantial, to certain of its technologies or potential products that the Company would not otherwise relinquish. Outside funding, if available, will probably involve substantial dilution to existing stockholders or changes in stockholder rights in order to raise the necessary additional funds.

The Company has advised Nasdaq that for the period ended September 30, 1998, the Company has fallen below the $2,000,000 in net tangible assets (total assets minus total liabilities and goodwill) maintenance criteria for continued listing of the Company's securities on the Nasdaq SmallCap Market. The Company also received notice from Nasdaq that it is not in compliance with the $1.00 minimum bid requirement with respect to its common stock. The Company is reviewing its current efforts to obtain additional equity investments with Nasdaq and has requested a delay in any delisting proceedings awaiting the outcome of the Company's current efforts.

In the event of Nasdaq SmallCap Market delisting the Company's securities, trading, if any, in the Company's securities may then continue to be conducted on the OTC Electronic Bulletin Board or in the non-Nasdaq over-the-counter market. As a result, an investor may find it more difficult to purchase, sell, or to obtain accurate quotations as to the market value of the Company's securities and it could become more difficult for the Company to raise capital.

PART II  - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings. However, on September 24, 1997 the Company received from the former manufacturer of SPINPRO-Registered Trademark- a demand for arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO -Registered Trademark-. The former manufacturer is seeking damages of approximately $515,000. The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company. The Company is vigorously contesting such claims and has filed counterclaims against the former manufacturer. The Company has also filed for arbitration against a former vendor relating to SPINPRO -Registered Trademark-, seeking damages for alleged breach of contract with respect to the manufacture of molds for SPINPRO-Registered Trademark- parts.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable.

ITEM 5 - OTHER INFORMATION - Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)       Exhibits:

    (10.30) License, Supply and Distribution Agreement, dated July 17, 1998 by and between Segix Italia S.p.A. and the Company.

    (27.1)    Financial Data Schedule.

    (b)       The  following  current  reports  on Form 8-K were  filed  during the quarter ended September 30, 1998:

    (i) July 29, 1998 with respect to the engagement of Grant Thornton LLP s the Company's independent auditors.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:    November 19, 1998


 \s\ Paul G. Kanan                            President and Chief Executive
-----------------------------                 Officer
Paul G. Kanan


 \s\ Peter B. Ludlum                          Vice President and Chief Financial
----------------------------                  Officer (Principal Financial and
Peter B. Ludlum                               Accounting Officer)