Form 10QSB
period 1998-12-31
PACIFIC BIOMETRICS INC
filed 1999-02-19
CIK 1020475

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


[  X  ]   QUARTERLY REPORT SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE  ACT OF 1934

                For the quarterly period ended December 31, 1998
                                               -----------------



[     ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           EXCHANGE ACT

                         Commission File Number 0-21537
                                                -------

                            PACIFIC BIOMETRICS, INC.
 -------------------------------------------------------------------------------
         (Exact name of small business issuer specified in its charter)


         Delaware                                     93-1211114
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No.)


            25651 Atlantic Ocean Drive, Suite A-1, Lake Forest, CA  92630
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  949-455-9724
 -------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

As of February 10, 1999, shares of common stock outstanding of the issuer were 3,709,671.

Transitional Small Business Disclosure Format (check one) Yes (   )  No ( X )

                            PACIFIC BIOMETRICS, INC.

                              INDEX TO FORM 10-QSB



PART I - FINANCIAL INFORMATION


                                                                          Page
                                                                          ----
ITEM 1  - FINANCIAL STATEMENTS

Consolidated Balance Sheet...................................................3

Consolidated Statements of Operations........................................4

Condensed Consolidated Statements of Cash Flows..............................6

Notes to Consolidated Financial Statements...................................8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS.........................................................12

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS..................................................19

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS..........................19

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES....................................19

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS...................................................19

ITEM 5 - OTHER INFORMATION..................................................19

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...................................19

                            PACIFIC BIOMETRICS, INC.
                      (a company in the development stage)
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1998
                                  (unaudited)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                       $   368,131
  Accounts receivable, net of allowance for doubtful
    accounts of $24,035                                               235,928
  Inventory                                                           210,354
  Prepaid expense and other                                           188,236
                                                                  -----------
    Total current assets                                            1,002,649

Property and equipment, net                                           591,303

Other assets:
  Technology license, net                                           2,225,739
  Prepaid financing costs                                              53,906
  Restricted cash                                                     100,000
  Deposit and other                                                    14,000
                                                                  -----------
    Total assets                                                  $ 3,987,597
                                                                  ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to related parties                                $   253,664
  Accounts payable                                                    332,532
  Accrued liabilities                                                 377,775
  Deferred compensation                                               159,979
  Advances from customers                                              44,330
  Technology licenses payable                                       2,244,040
  Capital lease obligations                                           270,300
                                                                  -----------
    Total current liabilities                                       3,682,620
                                                                  -----------

Capital lease obligations - long term portion                         220,671
                                                                  -----------
    Total long term liabilities                                       220,671
                                                                  -----------
Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
    authorized, 1,550,000 shares issued and outstanding                15,500
  Common stock, $0.01 par value, 30,000,000 shares
    authorized, 3,709,671 shares issued and outstanding                37,097
  Additional paid-in capital Common Stock                          13,638,869
  Additional paid-in capital Preferred Stock                        5,062,654
  Deficit accumulated during the development stage                (18,669,814)
                                                                  -----------
    Total stockholders' equity                                         84,306
                                                                  -----------
    Total liabilities and stockholders' equity                    $ 3,987,597
                                                                  ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (a company in the development stage)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Month Periods Ended December 31, 1998 and 1997
                                   (unaudited)

                                                         Three Month Period
                                                          Ended December 31
                                                      -------------------------
                                                         1998           1997
                                                      ----------     ----------

Revenues                                              $  329,274     $  871,290
                                                      ----------     ----------
Operating expenses:
  Laboratory expense and cost of goods sold              267,109        732,635
  Research and product development                       242,921        549,806
  Selling, general and administrative                    534,523        522,501
  Amortization of intangible assets                      200,452         15,625
                                                      ----------     ----------

    Total operating expenses                           1,245,005      1,820,567
                                                      ----------     ----------

Operating loss                                          (915,731)      (949,277)
                                                      ----------     ----------

Other income (expense):
  Interest expense                                       (66,095)       (15,690)
  Interest income                                         10,716         18,051
  Grant and other income                                   4,112          5,861
                                                      ----------     ----------
                                                         (51,267)         8,222
                                                      ----------     ----------

Net loss                                              $ (966,998)    $ (941,055)
                                                      ==========     ==========

Basic and diluted loss per share                      $    (0.28)    $    (0.25)
                                                      ==========     ==========

Number of shares used in per-share calculation         3,709,671      3,706,424
                                                      ==========     ==========



      The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (a company in the development stage)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Six Month Periods Ended December 31, 1998 and 1997
     and For the Period from Inception (December 1992) to December 31, 1998
                                   (unaudited)



                                                         Six Month Period               For the Period
                                                         Ended December 31              from Inception
                                                    ---------------------------       (December 1992) to
                                                        1998            1997           December 31, 1998
                                                    -----------     -----------       ------------------
Revenues                                            $   636,228     $ 1,509,637          $  8,170,471
                                                    -----------     -----------          ------------

Operating expenses:
  Laboratory expense and cost of goods sold             584,057       1,127,315             6,257,417
  Research and product development                      752,762       1,012,040             5,391,427
  Selling, general and administrative                 1,113,912         962,286             7,256,462
  Purchased in-process research and development               0               0             6,373,884
  Amortization of intangible assets                     400,904          31,250             1,423,926
                                                    -----------     -----------          ------------

    Total operating expenses                          2,851,635       3,132,891            26,703,116
                                                    -----------     -----------          ------------

Operating loss                                       (2,215,407)     (1,623,254)          (18,532,645)
                                                    -----------     -----------          ------------

Other income (expense):
  Interest expense                                     (135,954)        (29,164)             (529,735)
  Interest income                                        22,916          81,457               314,380
  Grant and other income                                  5,078           6,025                78,186
                                                    -----------     -----------          ------------
                                                       (107,960)         58,318              (137,169)
                                                    -----------     -----------          ------------

Net loss                                            $(2,323,367)    $(1,564,936)         $(18,669,814)
                                                    ===========     ===========          ============

Basic and diluted loss per share                    $     (0.66)    $     (0.42)         $     (11.32)
                                                    ===========     ===========          ============

Number of shares used in per-share calculation        3,709,671       3,705,973             1,837,260
                                                    ===========     ===========          ============


       The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (a company in the development stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Month Periods Ended December 31, 1998 and 1997
                                   (unaudited)

                                            Three Month Period
                                            Ended December 31
                                         -------------------------
                                            1998          1997
                                         -----------   -----------

   Cash used by operations                $(498,524)     (404,099)

   Cash used in investing activities              0      (819,779)

   Cash used by financing activities        (76,041)      (79,035)
                                         -----------   -----------

Decrease in cash and cash equivalents      (574,565)   (1,302,913)

Cash and cash equivalents:

Beginning of period                         942,696     2,916,695
                                         -----------   -----------

End of period                             $ 368,131     1,613,782
                                         ===========   ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (a company in the development stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Six Month Periods Ended December 31, 1998 and 1997
     and For the Period from Inception (December 1992) to December 31, 1998
                                   (unaudited)


                                                            Six Month Period             For the Period
                                                            Ended December 31            from Inception
                                                       ----------------------------    (December 1992) to
                                                          1998             1997         December 31, 1998
                                                       -----------      -----------     -----------------
   Cash used by operations                            $(1,616,500)      $(1,260,647)      $(9,133,388)

   Cash (used) provided in investing activities           (35,493)          101,805          (261,055)

   Cash (used) provided by financing activities          (223,932)         (475,379)        9,762,574
                                                      -----------       -----------       -----------

Increase (Decrease) in cash and cash equivalents       (1,875,925)       (1,634,221)          368,131

Cash and cash equivalents:

Beginning of period                                     2,244,056         2,916,695                 0
                                                      -----------       -----------       -----------

End of period                                         $   368,131       $ 1,282,474       $   368,131
                                                      ===========       ===========       ===========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (a company in the development stage)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

Pacific Biometrics, Inc. (the "Company" or "PBI") was incorporated in Delaware in May 1996 in connection with the June 1996 acquisitions of BioQuant, Inc. ("BioQuant"), a Michigan corporation, and Pacific Biometrics, Inc. ("PBI-WA"), a Washington corporation, whereby both became wholly-owned subsidiaries of the Company.

The unaudited financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 1998 included in the Company's Annual Report on Form 10-KSB. In the opinion of management, the financial statements include all adjustments (consisting solely of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

Revenues are primarily from the laboratory business. The Company's Osteopatch(TM) product is currently being prepared to launch in Europe, all other potential products are in research and development, and no significant revenues have been generated to date from products or potential products based on Sweatpatch(TM) or SalivaSac(R) technology. Consequently, the Company is a development stage enterprise.

2.    Summary of Significant Accounting Policies

Technology

The Company has an exclusive worldwide license for the use of a transdermal sweat collection device from Sudormed, Inc. ("Sudormed") for all applications of such skin patch technology, except for those relating to alcohol and drugs of abuse. In exchange for such license rights, the Company agreed to pay Sudormed approximately $3 million over a twenty-month period, of which approximately $928,000 has been paid through December 31, 1998. Such remaining payments include a lump-sum payment of $1.6 million. The Company has renegotiated with Sudormed to defer the due date on the $1.6 million and $360,000 in other payments until March 31, 1999 (see Note 3). The license from Sudormed is still fully in effect as of the date of this report, however, the Company risks defaulting on the Sudormed license if it is unable to pay or renegotiate such payments. The Company also owns a fully paid license to the assay technology used with the Osteopatch(TM) product. The SalivaSac(R) is a proprietary patented product of the Company.

Risks and Uncertainties

The Company's products require approvals from the U.S. Food and Drug Administration (FDA) and may require approval from international regulatory agencies prior to commercialization. There can be no assurance that the Company's products will receive any of the required approvals. If the Company does not receive such approvals, such actions would have a material adverse effect on the Company.

The Company's financial position also creates risks and uncertainties as discussed below in Note 3 and puts the Company at risk of defaulting under the Sudormed license.

3.  Going Concern

The Company has experienced recurring losses from operations and cash flow shortages, and has deficiencies in working capital and stockholders' equity. Also, the Company has significant amounts of debt maturing on March 31, 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis.

Management has taken the following steps to revise its operating and financial requirements, which it believes are necessary to provide the Company with the ability to continue in existence. These steps include significant reductions in expenses and staffing, delay of research and development projects, renegotiation of certain contractual commitments and engagement of firms to raise capital.

The Company does not anticipate that the Company's current cash and cash equivalents and short-term investments, together with projected revenues from operations and financing arrangements, will be sufficient to satisfy its operating expense requirements beyond mid-March 1999. The Company is actively working to raise additional funds through bridge financing, equity sales, debt arrangements and product licensing agreements to cover current year liquidity requirements. Failure to do so will have a material adverse effect on the Company and its ability to continue to operate as currently contemplated (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

4.  Earnings Per Share

As the Company had a net loss from continuing operations for the period ended December 31, 1998, and 1997 and for the period from inception to December 31, 1998, basic and diluted net loss per share are the same.

Net loss applicable to common stockholders includes $62,000 and $124,000 in cumulative dividends on the convertible preferred stock for the three and six month periods ended December 31, 1998. The Company has not yet paid the quarterly dividend due on January 1, 1999. The Company intends to make this payment once additional funding has been arranged. The imputed dividends shown in the Period from Inception are non-cash, one-time charges based on the immediate conversion feature.

Basic and diluted net loss per common share for the Period from Inception and the six month periods ended December 31, 1998 and 1997 were calculated as follows:


                                            Six Month         Six Month        For the Period
                                         Period Ended      Period Ended        from Inception
                                           12/31/1998        12/31/1997         to 12/31/1998
                                         ----------------------------------------------------
Net Loss                                  $ (2,323,367)      $ (1,564,936)      $(18,669,814)
Preferred Stock cumulative dividend           (124,000)                 0           (194,093)
Imputed dividend on Preferred
   Stock issued                                      0                  0         (1,937,500)
                                          ------------       ------------       ------------
Net Loss applicable to
    Common stockholders                   $ (2,447,367)      $ (1,564,936)      $(20,801,407)
                                          ============       ============       ============
Basic and diluted net loss per share      $      (0.66)      $      (0.42)      $     (11.32)
                                          ============       ============       ============
Weighted average shares
  outstanding                                3,709,671          3,705,973          1,837,260
                                          ============       ============       ============

5.  Commitments and Contingencies

Technology and Manufacturing Agreements

The Company has also entered into a supply agreement with Sudormed (Note 2) that requires certain minimum purchases to retain the exclusive use of the licensed technology. As of December 31, 1998, all minimum purchase requirements had been met. The Company is obligated to purchase 400,000 additional units by June 30, 1999 and each year thereafter. Failure to make the necessary purchases by the Company or renegotiate the supply agreement could result in the technology license becoming non-exclusive.

Legal Proceedings

On September 24, 1997, the Company received from the former manufacturer of SPINPRO(R) a demand for arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO(R). The former manufacturer is seeking damages of approximately $515,000. The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company. The Company is contesting such claims and has filed counterclaims against the former manufacturer. At this time, an arbitration hearing has not been scheduled.

The Company has also filed for arbitration against a former vendor relating to SPINPRO(R), seeking damages for alleged breach of contract with respect to the manufacture of molds for SPINPRO(R) parts. Arbitration for this case has been scheduled for July of 1999.

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

Overview

PBI was incorporated in Delaware in May 1996 in connection with the acquisition of BioQuant and PBI-WA. On June 28, 1996, the Company completed the mergers whereby BioQuant and PBI-WA became wholly owned subsidiaries of the Company.

The mission of PBI is to develop and commercialize non-invasive technologies for use in medical diagnostics and laboratory services to improve the detection and management of chronic diseases. The Company has developed two patented platform technologies that permit the use of sweat and saliva as diagnostic fluids. Such platform technologies are based on fifteen issued U.S. patents and two pending U.S. patents with respect to the Company's SweatPatch (TM) and SalivaSac(R).

Expenses consist, and are expected to continue to consist, primarily of operating expenses necessary to continue the commercial laboratory operation (the Company's only significant current source of revenue), research and development costs for products under development, administration expenses and payment of license and royalty fees to maintain the Company's intellectual property rights.

As of December 31, 1998, the Company had an accumulated deficit since inception of $18,669,814 which included one-time non-cash charges of $6.8 million incurred prior to fiscal 1997.

Results of Operations:

Comparison of the three and six month periods ended December 31, 1998 and 1997:

--------------------------------------------------------------------------------
 Rounded to Nearest    Three     Six      Comments on increase or decrease from
  Thousand Dollars     Months   Months         Fiscal 1998 to Fiscal 1999
--------------------------------------------------------------------------------

Revenues:
Ended 12/31/98         $329    $636     Revenues for both quarters is almost
Ended 12/31/97         $871  $1,510     entirely comprised of laboratory service
$ variance           ($542)  ($873)     revenue. Revenues were higher for the
% variance             -62%    -58%     quarter ended 12/97 due to work
                                        performed on a large contract that was
                                        not replaced.

Comparison of the three and six month periods ended December 31, 1998 and 1997:

--------------------------------------------------------------------------------
 Rounded to Nearest  Three    Six         Comments on increase or decrease from
  Thousand Dollars   Months   Months           Fiscal 1998 to Fiscal 1999
--------------------------------------------------------------------------------

Laboratory expenses and cost of sales:
Ended 12/31/98         $267    $584     The decrease is related directly to the
Ended 12/31/97         $733  $1,127     decline in revenues, partially offset by
$ variance            ($466)  ($543)    additions to capital equipment and
% variance              -64%    -48%    relocation into a new facility.


Research and product development:
Ended 12/31/98         $243    $753     The decrease in the three-month periods
Ended 12/31/97         $550  $1,012     is due to curtailment of most R&D
$ variance            ($307)  ($259)    programs. The lower costs in the
% variance              -56%    -26%    six-month periods are partially offset
                                        by the accrual of severance costs.

Selling, general and administration expenses:
Ended 12/31/98         $535  $1,114     The increase in expenses results
Ended 12/31/97         $523    $962     primarily from increased sales efforts
$ variance              $12    $152     for laboratory operations and higher
% variance                2%     16%    legal and auditing costs.


Amortization of intangible assets:
Ended 12/31/98         $200    $401     The increase is due to the inclusion of
Ended 12/31/97          $16     $31     non-cash amortization of the Sudormed
$ variance             $185    $370     license.
% variance             1183%   1183%


Total other income (expense):
Ended 12/31/98        ($51)   ($108)    The additional net expense is due to
Ended 12/31/97          $8      $58     both the inclusion of imputed interest
$ variance            ($59)   ($166)    on the Sudormed license obligation and
% variance            -724%    -285%    on a decline in interest income.


Net loss:
Ended 12/31/98       ($967) ($2,323)    Decreased revenue and new amortization
Ended 12/31/97       ($941) ($1,565)    in the three-month periods is partially
$ variance            ($26)   ($758)    offset by the decreases in R&D. The
% variance              -3%     -48%    decrease in revenue and increase in
                                        amortization exceeded the lower R&D for
                                        the six-month periods.

Liquidity and Capital Resources:

Prior Financing Activities

The Registration Statement pertaining to the initial public offering ("IPO") of the Company's securities was declared effective by the Securities and Exchange Commission on October 29, 1996. Gross proceeds from the public offering were approximately $8.1 million. The Company has used the net proceeds from the offering (approximately $6.3 million) for product development activities relating to the Osteopatch(TM), for funding the growth of its central reference laboratory operations, for research on SalivaSac(R) potential products, working capital, and approximately $1.2 million to repay debt.

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase up to 625,000 shares of Preferred Stock until May 20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998. The Company has not yet paid the quarterly dividend due on January 1, 1999 which continues to accrue until paid. The Company intends to make this payment once additional funding has been arranged.

Operations

As of December 31, 1998 the Company had cash and cash equivalents of $368,000. In addition, the Company's current liabilities exceeded its current assets. During the quarter ended December 31, 1998, the Company's cash and cash equivalents declined by approximately $575,000 from the prior quarter. This represents a significant reduction from the average cash usage of over $1 million per quarter for the past four quarters prior to September 30, 1998.

The Company has implemented cost reduction programs that will permit existing cash reserves to meet operating expense requirements through mid-March 1999. These programs include: reducing staffing from 50 employees in May 1998 to 26 employees since October 1998, deferral of approximately $160,000 in compensation, and suspension of current research and development activities except for a 70-subject clinical trial focused on developing data to support the use of the Company's SalivaSac(R) as a glucose screening device. The Company has negotiated deferral of certain real estate lease and capital lease payments. In addition, the Company has renegotiated the Sudormed license agreement to defer the $1.6 million obligation and certain other payments of approximately $360,000 until March 31, 1999. Based on existing resources, the Company will be unable to make such payments (see "Future Operations" below).

In December 1997, the Company entered into the ActiMed Agreement, which provides the Company with exclusive worldwide rights to ActiMed's patented analyte detection technology in the field of saliva glucose testing. In conjunction with the ActiMed Agreement, the Company has entered into a development program with ActiMed, which the Company will fund on a mutually agreed budget by ActiMed and the Company, and will pay ActiMed a royalty based on future sales of products developed under this arrangement that use ActiMed's thin film and dye technology. As part of the Company's cost reduction programs the Company has temporarily ceased funding ActiMed's portion of the development program. ActiMed has canceled the ActiMed Agreement as of February 18, 1999. The Company plans to continue this development project once additional funding has been arranged,however, there can be no assurance that the Company will be able to resurect this relationship, in which case the Company would have to establish a similar relationship with another Company, which in turn would delay development of the Company's saliva glucose products during the period in which the Company sought a replacement for ActiMed's technology.

Products and Services

On September 8, 1998 the Company announced it is seeking development partners for new applications and marketing partners for existing products and products under development utilizing its proprietary non-invasive collection technologies, the SweatPatch(TM) and the SalivaSac(R). Several firms with resources much greater than the Company's have expressed interest in the Company's technology but at this time no formal agreements are pending.

On September 8, 1998 the Company also announced that Segix Italia S. p. A. ("Segix") exercised its option to enter into an exclusive ten year license, supply and distribution agreement with the Company for the distribution of the Osteopatch(TM) system in Italy. This agreement was finalized after the successful market and technical evaluation of the Osteopatch(TM) system in Italy during the past year. This agreement will permit Segix to launch the Osteopatch(TM) system in Italy. If the Company were to lose its rights under the Sudormed license agreement (see "Future Operations" below), Sudormed would have the option (if Segix agrees) to continue to license to Segix directly.
However, Segix (or Sudormed as licensor) in order to use the Osteopatch(TM) would still require the Company's Pyridinoline and/or Deoxypyridinoline Assay Kit, which is covered by a fully paid exclusive license with Metra Biosystems, Inc. Development of a separate assay would take considerable time and expense. Segix placed their first significant order of approximately $124,000 in January of 1999 and is planning a launch of the product in the first calendar quarter of 1999.

On September 14, 1998 the Company announced that BSI, Inc., the North American Division of BSI, the world's leading registrar of quality management systems, awarded the Osteopatch(TM) an Annex 5 CE marking certificate under the European Medical Device

Directive. The CE marking of the Osteopatch(TM) product allows the Company to commercially distribute the Osteopatch(TM) system throughout the European common market.

In February 1998 the Company completed the initial clinical trials for the Osteopatch(TM), for the collection and analysis of bone resorption, an indicator of fracture risk, and filed a 510(k) premarket notification with the U.S. Food and Drug Administration (FDA). While the Company was encouraged by the results of the clinical trials, the FDA will require additional information before this product can be approved as a collection and analytical device for bone resorption markers. The Company has been and expects to continue to work with the FDA to determine which additional studies and information will be required to support the approval process. Given the novelty of sweat as a diagnostic fluid today, the Company believes this product application is establishing a precedent for future applications of the SweatPatch(TM) technology and therefore will require a more detailed review on the part of the FDA than originally anticipated.

The additional studies required for resubmission to the FDA will not begin until after appropriate funding has been raised by the Company and the clinical trial design has been reviewed with the FDA. The Company estimates that completion of such studies and resubmission will cost approximately $2.4 million. Once the Company commences these trials, it is expected it will take at least nine to twelve months before the Company can resubmit its application to the FDA. Based on current capital requirements, without an immediate infusion of capital, the Company will not be able to commence such trials. Further, even if commenced, there can be no assurance that the Company will have sufficient resources to complete such trials or that the FDA will not require further studies so as to delay the Company's application, or that the FDA will ultimately approve the Company's product.

Future Operations

If the Company is unable to renegotiate the scheduled March 31, 1999 payment of $1.6 million or raise equity funding adequate to pay or finance the obligation, it is at risk of losing the Sudormed license rights to the patch technology (SweatPatch(TM)). Loss of such license would result in the abandonment of the Osteopatch(TM) product and all research and development efforts relating to the SweatPatch(TM) technology.

The Company is working to raise approximately $5 million in debt or equity. This would permit the Company to maintain the Sudormed license and continue with the Company's plans to develop non-invasive diagnostic products using both the SweatPatch(TM) and SalivaSac(R) technologies and build the laboratory service business. If the Company is unsuccessful in these efforts, the Company will likely lose the SweatPatch(TM) license and will focus its efforts on the laboratory service business and SalivaSac(R) licensing opportunities to fund its operations.

If the Company loses the Sudormed license and is absolved of its related payment obligations, current liabilities would exceed current assets. Laboratory service revenues would have to be increased and/or expenses would have to be reduced in order to achieve self-sufficiency without additional funding. Therefore, without additional outside funding the Company will not be able to meet its operating expense requirements beyond mid-March 1999.

The Company is actively working to raise the funds mentioned above and additional funds to cover longer-term requirements for product research and development and laboratory operations.

 In August 1998, the Company announced that it had retained R&R Capital Group to assist in raising capital. The Company has terminated its relationship with R&R Capital Group and is currently working with other groups to raise capital. There can be no assurance that such external sources of funding will be available or be available on terms acceptable to the Company, in which event, the Company will be required to delay, scale back or eliminate its research and development programs, including but not limited to the development of the Osteopatch(TM) and other products involving the SweatPatch(TM) and the SalivaSac(R) technologies. Alternatively, the Company may obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights, which may be substantial, to certain of its technologies or potential products that the Company would not otherwise relinquish. Outside funding, if available, will probably involve substantial dilution to existing stockholders or changes in stockholder rights in order to raise the necessary additional funds.

The Company has advised Nasdaq that for the period ended September 30, 1998, the Company has fallen below the $2,000,000 in net tangible assets (total assets minus total liabilities and goodwill) maintenance criteria for continued listing of the Company's securities on the Nasdaq SmallCap Market. The Company also received notice from Nasdaq that it is not in compliance with the $1.00 minimum bid requirement with respect to its common stock and is not in compliance with the two market maker requirements for the Company's publicly held warrants. The Company has a hearing scheduled on February 26, 1999 with Nasdaq to present a plan for regaining compliance with Nasdaq listing requirements and request continued listing of the Company's warrants and common stock.

In the event of Nasdaq's delisting the Company's securities, trading, if any, in the Company's securities may then continue to be conducted on the OTC Electronic Bulletin Board or in the non-Nasdaq over-the-counter market. As a result, an investor may find it more difficult to purchase, sell, or to obtain accurate quotations as to the market value of the Company's securities and it could become more difficult for the Company to raise capital.

Future Operations - Year 2000

As a supplier of laboratory services, readiness for the Year 2000 is critical to our customers. The Company's Year 2000 Compliance Team is working to ensure that all our systems are compliant in advance of the turn of the century. We have been addressing Year 2000 compliance since the latter part of calander year 1997.

Our basic systems: hardware platform and network operating system are compliant as per their manufacturers. Our accounting system is warrantied by the manufacturer as compliant. Our database engine for our Laboratory Information System (LIS) and Proficiency Testing (PT) System is compliant per its manufacturer.

Our LIS and PT application software has been analyzed by our programmers and we have found no compliance issues. For added assurance, end-user functional testing is in progress. This is being performed on a mirror duplicate system that can be advanced to the year 2000 and beyond. The main cost involved in our Year 2000 compliance is the time and effort of our programming and support staff.

We are in the midst of the final part of our plan which includes obtaining Year 2000 compliance status from our vendors (reagent suppliers, instrument manufacturers, shipping companies, etc.) and developing contingency plans in the event any problems arise (i.e. alternate suppliers/shippers).

In summary, the Company has audited its internal systems, finding no significant compliance issues. We are presently addressing the problem of a potential "ripple effect", that is, how Year 2000 problems with external systems/suppliers may affect us and our ability to deliver our services.

While the Company believes its planning efforts are adequate to address its year 2000 concerns, there can be no assurance that the systems and products of other companies on which the Company's operations rely and interact with will be compliant and will not have a material adverse effect on the Company's results of operations.

PART II  - OTHER INFORMATION

ITEM 1 - Legal Proceedings

The Company is not a party to any material legal proceedings. However, on September 24, 1997 the Company received from the former manufacturer of SPINPRO(R) a demand for arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO(R). The former manufacturer is seeking damages of approximately $515,000. The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company. The Company is contesting such claims and has filed counterclaims against the former manufacturer. At this time, an arbitration hearing has not been scheduled.

The Company has also filed for arbitration against a former vendor relating to SPINPRO(R), seeking damages for alleged breach of contract with respect to the manufacture of molds for SPINPRO(R) parts. Arbitration for this case has been scheduled for July of 1999.


ITEM 2 - Changes in Securities and Use of Proceeds - Not Applicable.

ITEM 3 - Defaults upon Senior Securities - Not Applicable.

ITEM 4 - Submission of Matters to a Vote of Security Holders - Not Applicable.

ITEM 5 - Other Information - Not Applicable.

ITEM 6 - Exhibits and Reports on Form 8-K

     (a)    (27.1)   Financial Data Schedule.

     (b) On December 23, 1998, the Company filed a Current Report on Form 8-K with respect to the notification from Nasdaq of its intention to delist the Company's Common Stock and the Company's request for a hearing relating thereto.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    February 17, 1999


\s\ Paul G. Kanan                         President and Chief Executive
-----------------------------------       Officer
Paul G. Kanan


\s\ Peter B. Ludlum                       Vice President and Chief Financial
-----------------------------------       Officer (Principal Financial and
Peter B. Ludlum                           Accounting Officer)