Form 10QSB
period 1999-03-31
PACIFIC BIOMETRICS INC
filed 1999-05-21
CIK 1020475

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

/X/   QUARTERLY REPORT SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE  ACT OF 1934

                  For the quarterly period ended March 31, 1999

/ /   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

As of May 19, 1999, shares of common stock outstanding of the issuer were 3,810,171.

Transitional Small Business Disclosure Format (check one) Yes (   )  No ( X )

                            PACIFIC BIOMETRICS, INC.
                              INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION

                                                                            Page
ITEM 1  - FINANCIAL STATEMENTS

Consolidated Balance Sheet................................................    3

Consolidated Statements of Operations.....................................    4

Condensed Consolidated Statements of Cash Flows...........................    6

Notes to Consolidated Financial Statements................................    8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OERATIONS...............................   12

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS................................................   20

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS........................   20

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES..................................   20

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   20

ITEM 5 - OTHER INFORMATION................................................   20

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.................................   21

                            PACIFIC BIOMETRICS, INC.
                      (a company in the development stage)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1999
                                  (unaudited)

                                     ASSETS
Current assets:
    Cash and cash equivalents                                     $    153,355
    Accounts receivable, net of allowance for doubtful
          accounts of $24,035                                          305,155
    Inventory                                                          196,828
    Prepaid expenses and other                                          92,568
                                                                  ------------
          Total current assets                                         747,906

Property and equipment, net                                            527,598

Other assets:
    Prepaid financing costs                                             80,406
    Restricted cash                                                     74,945
    Deposit and other                                                    2,250
                                                                  ------------
          Total assets                                            $  1,433,105
                                                                  ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Notes payable to related parties                              $    452,247
    Notes payable--Other                                                15,000
    Accounts payable                                                   433,727
    Accrued liabilities                                                220,447
    Deferred compensation                                              159,979
    Advances from customers                                            102,802
    Technology licenses payable                                      2,244,040
    Capital lease obligations                                          274,342
                                                                  ------------
          Total current liabilities                                  3,902,584
                                                                  ------------

    Capital lease obligations - long term portion                      151,408
                                                                  ------------
          Total long term liabilities                                  151,408
                                                                  ------------

Stockholders' deficit:
    Preferred stock, $0.01 par value, 5,000,000 shares
          authorized, 1,550,000 shares issued and outstanding           15,500
    Common stock, $0.01 par value, 30,000,000 shares
          authorized, 3,810,171 shares issued and outstanding           38,102
    Additional paid-in capital Common Stock                         13,697,317
    Additional paid-in capital Preferred Stock                       5,062,654
    Deficit accumulated during the development stage               (21,434,460)
                                                                  ------------
          Total stockholders' deficit                               (2,620,887)
                                                                  ------------
          Total liabilities and stockholders' deficit             $  1,433,105
                                                                  ============

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (a company in the development stage)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three Month Periods Ended March 31, 1999 and 1998
                                   (unaudited)



                                               Three Month Period Ended March 31
                                               ---------------------------------
                                                      1999           1998
                                                  -----------    ------------

Revenues                                          $   411,435    $   558,309
                                                  -----------    -----------

Operating expenses:
    Laboratory expense and cost of goods sold         328,089        474,829
    Research and product development                  120,707        692,998
    Selling, general and administrative               426,757        597,453
    Write-off of intangible assets                  2,078,100              0
    Amortization of intangible assets                 200,452        214,342
                                                  -----------    -----------

          Total operating expenses                  3,154,105      1,979,622
                                                  -----------    -----------

Operating loss                                     (2,742,670)    (1,421,313)
                                                  -----------    -----------

Other income (expense):
    Interest expense                                  (25,684)       (15,927)
    Interest income                                     2,101         26,247
    Grant and other income                              1,605         96,474
                                                  -----------    -----------
                                                      (21,978)       106,794
                                                  -----------    -----------

Net loss                                          $(2,764,648)   $(1,314,519)
                                                  ===========    ===========

Preferred stock dividend paid or accrued              (62,000)       (16,444)

Deemed preferred stock dividend                             0     (1,937,500)
                                                  -----------    -----------

Net loss applicable to common stockholders        $(2,826,648)   $(3,268,463)
                                                  ===========    ===========

Basic and diluted loss per share                  $     (0.76)   $     (0.88)
                                                  ===========    ===========

Weight average shares outstanding                   3,710,788      3,709,671
                                                  ===========    ===========

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (a company in the development stage)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Nine Month Periods Ended March 31, 1999 and 1998
       and For the Period from Inception (December 1992) to March 31, 1999
                                   (unaudited)

                                                                                        For the Period
                                                   Nine Month Period Ended March 31     from Inception
                                                   --------------------------------   (December 1992) to
                                                        1999               1998          March 31, 1999
                                                    ------------       ------------       ------------
Revenues                                            $  1,047,663       $  2,067,946       $  8,581,906
                                                    ------------       ------------       ------------

Operating expenses:
    Laboratory expense and cost of goods sold            912,146          1,602,144          6,585,506
    Research and product development                     873,469          1,705,038          5,512,134
    Selling, general and administrative                1,540,669          1,559,739          7,683,219
    Purchased in-process research and development              0                  0          6,373,884
    Write-off of intangible assets                     2,078,100                  0          2,078,100
    Amortization of intangible assets                    601,356            245,592          1,624,378
                                                    ------------       ------------       ------------

          Total operating expenses                     6,005,740          5,112,513         29,857,221
                                                    ------------       ------------       ------------

Operating loss                                        (4,958,077)        (3,044,567)       (21,275,315)
                                                    ------------       ------------       ------------

Other income (expense):
    Interest expense                                    (161,637)           (45,091)          (555,418)
    Interest income                                       25,018            107,704            316,482
    Grant and other income                                 6,682            102,499             79,791
                                                    ------------       ------------       ------------
                                                        (129,937)           165,112           (159,146)
                                                    ------------       ------------       ------------

Net loss                                            $ (5,088,014)      $ (2,879,455)      $(21,434,461)
                                                    ============       ============       ============

Preferred stock dividend paid or accrued                (186,000)           (16,444)          (256,093)

Deemed preferred stock dividend                                0         (1,937,500)        (1,937,500)
                                                    ------------       ------------       ------------

Net loss applicable to common stockholders          $ (5,274,014)      $ (4,833,399)      $(23,628,054)
                                                    ============       ============       ============

Basic and diluted loss per share                    $      (1.42)      $      (1.30)      $     (12.86)
                                                    ============       ============       ============

Weight average shares outstanding                      3,710,038          3,707,188          1,911,321
                                                    ============       ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                            (a Delaware corporation)
                      (a company in the development stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Three Month Periods Ended March 31, 1999 and 1998
                                   (unaudited)


                                              Three Month Period Ended March 31
                                              ---------------------------------
                                                  1999                  1998
                                              -----------           -----------

   Cash used by operations                    $  (298,752)          $(1,294,862)

   Cash used in investing activities                    0              (876,756)

   Cash provided by financing activities           83,976             1,761,733
                                              -----------           -----------

Decrease in cash and cash equivalents            (214,776)             (409,885)

Cash and cash equivalents:

Beginning of period                               368,131             1,282,474
                                              -----------           -----------

End of period                                 $   153,355           $   872,589
                                              ===========           ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                            (a Delaware corporation)
                      (a company in the development stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Nine Month Periods Ended March 31, 1999
              and 1998 and For the Period from Inception (December
                             1992) to March 31, 1999
                                   (unaudited)

                                                                                                For the Period
                                                         Nine Month Period Ended March 31       from Inception
                                                         --------------------------------     (December 1992) to
                                                             1999                1998           March 31, 1999
                                                          -----------         -----------         -----------

   Cash used by operations                                $(1,906,167)        $(2,566,279)        $(9,423,056)

   Cash used in investing activities                          (35,493)         (1,113,980)           (261,055)

   Cash (used in) provided by financing activities           (149,041)          1,636,153           9,837,466
                                                          -----------         -----------         -----------

(Decrease) increase in cash and cash equivalents           (2,090,701)         (2,044,106)            153,355

Cash and cash equivalents:

Beginning of period                                         2,244,056           2,916,695                   0
                                                          -----------         -----------         -----------

End of period                                             $   153,355         $   872,589         $   153,355
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

Revenues are primarily from the laboratory business. Although the Company's Osteopatch(TM) product has been launched in Italy, all other potential products are in research and development, and only $86,000 in revenues has been generated year-to-date from the Osteopatch(TM) product. Consequently, the Company is a development stage enterprise.

2.       Summary of Significant Accounting Policies

Technology

In connection with the acquisition of an exclusive worldwide license for the use of a transdermal sweat collection device from Sudormed, Inc. ("Sudormed") for all applications of such skin patch technology, except for those relating to alcohol and drugs of abuse, the Company had agreed to pay Sudormed approximately $3 million over a twenty-month period, of which approximately $928,000 was paid through March 31, 1999. The remaining payments, including a lump-sum payment of $1.6 million, which was originally due on December 31, 1998 were deferred by agreement until March 31, 1999. The Company was unable to make the required payment when due and on May 12, 1999 received a formal notice of termination of the Sudormed License Agreement. Prior to May 12, 1999, Sudormed had surrendered essentially all of its assets to The Minnesota Mining and Manufacturing Company ("3M") as a party in possession of secured property. The Company is currently negotiating with 3M to reinstate the license rights or enter into another arrangement directly with 3M. Accordingly, the license from Sudormed is not in effect as of the date of this Report (see Note 5). However, the license agreement does permit the Company to use inventory in its possession in the event of termination. There can be no assurance that the Company will be able to successfully negotiate with 3M on terms acceptable to the Company, in which case the Company would have to abandon all development and commercialization efforts related to the Osteopatch(Trademark) product. As a result of the foregoing, the Company has writen-off the remaining balance of the Sudormed license (see Note 3). The Company also owns a fully paid license to the assay technology used with the Osteopatch(Trademark) product in addition to certain trademarks and other proprietary information.

The SalivaSac(Registered), a saliva collection and processing device, is a proprietary patented product of the Company. There are no current financial or other obligations related to SalivaSac.

Risks and Uncertainties

The Company's products require approvals from the U.S. Food and Drug Administration (FDA) and may require approval from international regulatory agencies prior to commercialization. There can be no assurance that the Company's products will receive any of the required approvals. If the Company does not receive such approvals, such actions would have a material adverse effect on the Company. Further as a result of the termination of the Sudormed license, the Company cannot proceed with the commercialization of the Osteopatch(Trademark).

The Company's financial position also creates risks and uncertainties as discussed below in Note 3.

3.  Going Concern

The Company has experienced recurring losses from operations and cash flow shortages, and has deficiencies in working capital and stockholders' equity. Also, the Company has significant amounts of currently due debt. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis.

Management has taken the following steps to revise its operating and financial requirements, which it believes are necessary to provide the Company with the ability to continue in existence. These steps include significant reductions in expenses and staffing, delay of research and development projects, renegotiations of certain contractual commitments and engagement of firms to raise capital.

The Company's ability to satisfy operating requirements are entirely dependent on the monthly revenues generated by the laboratory and the Company is unable to predict if such revenues will be adequate to sustain operations. The Company is also actively working to raise additional funds through bridge financing, equity sales, debt arrangements and product licensing agreements to alleviate the current liquidity problems. Failure to do so could have a material adverse effect on the Company and its ability to continue to operate as currently contemplated. See Management Discussion and Analysis of Financial Condition and Results of Operations.

4.  Earnings Per Share

As the Company had a net loss from continuing operations for the periods ended March 31, 1999, and 1998 and for the period from inception to March 31, 1999, basic and diluted net loss per share are the same.

Net loss applicable to common stockholders includes $62,000 and $186,000 in cumulative dividends on the convertible preferred stock for the three and nine-month periods ended March 31, 1999. The Company has not yet fully paid the quarterly dividends due on January 1, 1999 and on March 31, 1999. The Company intends to make these payments provided additional funding can be arranged.. The imputed dividends shown in the Period from Inception and the nine month period ending 3/31/98 are non-cash; one-time charges based on the immediate conversion feature. Basic and diluted net loss per common share for the Period from Inception and the nine month periods ended March 31, 1999 and 1998 were calculated as follows:

                                                       Nine Month   Nine Month    For the Period
                                                     Period Ended  Period Ended   from Inception
                                                        3/31/1999    3/31/1998     To 3/31/1999
                                                    -------------- ------------   --------------
Net Loss                                            $(5,088,014)   $(2,879,455)   $ (21,434,461)
Preferred Stock cumulative dividend                    (186,000)       (16,444)        (256,093)
Imputed dividend on Preferred
   Stock issued                                               0     (1,937,500)      (1,937,500)
                                                    -----------    -----------    -------------
Net Loss applicable to
    Common stockholders                             $(5,274,014)   $(4,833,399)   $ (23,628,054)
                                                    ===========    ===========    =============

Basic and diluted net loss per share                $     (1.42)   $     (1.30)   $      (12.86)
                                                    ===========    ===========    =============

Weighted average shares
  outstanding                                         3,710,038      3,707,188        1,911,321
                                                    ===========    ===========    =============

5.  Commitments and Contingencies

Legal Proceedings

On September 24, 1997, the Company received from the former manufacturer of SPINPRO(Registered) a demand for arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO(Registered). The former manufacturer is seeking damages of approximately $515,000. The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company. The Company is contesting such claims and has filed counterclaims against the former manufacturer. At this time, an arbitration hearing has not been scheduled.

The Company has also filed for arbitration against a former vendor relating to SPINPRO(Registered), seeking damages for alleged breach of contract with respect to the manufacture of molds for SPINPRO(Registered) parts. Arbitration for this case has been scheduled for July 1999.

The landlord of the California property is proceeding with the legal process of canceling the lease, holding the Company responsible for contractual costs, and may require the Company to vacate the premises. The Company believes the landlord will commence this process imminently.

6.  Impairment of Long-Lived Assets

Based on the formal notification of termination of the Sudormed license received on May 12, 1999, the Company has recorded an impairment loss for the net book value of the asset of $2,078,100. In addition, since the related liability has not been paid. Such liability remains on the balance sheet as a current liability.

7.       Financing Arrangements

Operations after March 31, 1999 are being funded primarily by factoring accounts receivables based on an Accounts Receivable Purchase Agreement established with Silicon Valley Bank ("the Bank"). The terms of the loan permit the Company to receive an 80% advance on receivables accepted by the Bank. The Company is charged an administrative fee of .75% and an interest rate of 1.75% per month. There is no balance due to the Bank at March 31, 1999.

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

The mission of PBI is to develop and commercialize non-invasive technologies for use in medical diagnostics and laboratory services to improve the detection and management of chronic diseases. The Company has developed two patented platform technologies that permit the use of sweat and saliva as diagnostic fluids. However, the license to one of these technologies has been terminated and the Company is in the process of trying to raise capital to reacquire the license and maintain current operations (see Products and Services).

Expenses consist, and are expected to continue to consist, primarily of operating expenses necessary to continue the commercial laboratory operation (the Company's only significant source of revenue) and administrative expenses. Spending on research and development costs for products under development and payment of license and royalty fees will be made only if adequate funding is raised.

As of March 31, 1999, the Company had an accumulated deficit since inception of $21,434,461. Of this amount $10.8 million relate to non-cash charges which included one-time non-cash charges of $6.8 million incurred prior to fiscal 1997, a non cash charge for imputed dividends of $1.9 million in fiscal 1998 and a non-cash charge of $2.1 million in the current quarter related to recording an impairment loss for the net book value of the Sudormed license assets.

Results of Operations:

Comparison of the three and nine month periods ended March 31, 1999 and 1998:

     Rounded to Nearest        Three       Nine                   Comments on increase or decrease from
      Thousand Dollars         Months     Months                       Fiscal 1998 to Fiscal 1999
----------------------------------------------------------------------------------------------------------------------
Revenues:

Ended 3/31/99                   $411      $1,048       Revenues for all quarters are primarily comprised of laboratory
Ended 3/31/98                   $558      $2,068       service revenues. Revenues were higher for the prior year
$ variance                     ($147)     ($1020)      periods due to work performed on a large contract that was not
% variance                      -26%        -49%       replaced.

Laboratory expenses and cost of sales:

Ended 3/31/99                   $328        $912       The decrease is related directly to the decline in revenues,
Ended 3/31/98                   $475      $1,602       partially offset by additions to capital equipment and
$ variance                     ($147)      ($690)      relocation into a new facility in fiscal 1998.
% variance                      -31%        -43%

Research and product development:

Ended 3/31/99                   $121        $873       The decrease in the three and nine month periods is due to
Ended 3/31/98                   $693      $1,705       curtailment of almost all R&D programs as a result of the
$ variance                     ($572)      ($832)      Company's financial condition. The lower costs in the
% variance                      -83%       -118%       nine-month periods are partially offset by the accrual of
                                                       severance costs.

Selling, general and administration expenses:

Ended 3/31/99                   $427      $1,541       The decrease in expenses results primarily from lower staff
Ended 3/31/98                   $597      $1,560       levels and reduced expenditures partially off set by increased
$ variance                     ($171)       ($19)      sales efforts for laboratory operations.
% variance                      -29%         -1%

Amortization of intangible assets:

Ended 3/31/99                   $200        $601       The increase in the nine-month numbers is due to the inclusion
Ended 3/31/98                   $214        $245       of non-cash amortization of the Sudormed license for all
$ variance                      ($14)       $356       three-quarters.
% variance                       -6%        145%

Total other income (expense):

Ended 3/31/99                   ($22)       ($130)     The additional net expense is due to an increase in interest
Ended 3/31/98                   $107         $165      expense and a decline in interest income.
$ variance                     ($129)       ($295)
% variance                      -121%        -179%

Net loss:

Ended 3/31/99                ($2,765)     ($5,088)     Write-off of $2,078,000 related to the Sudormed license,
Ended 3/31/98                ($1,315)     ($2,879)     decreased revenue and Sudormed license amortization during the
$ variance                   $(1,450)     ($2,209)     three and nine month periods is partially offset by the
% variance                       110%          77%     decreases in R&D and G&A expenses.

Liquidity and Capital Resources:

Prior Financing Activities

The Registration Statement pertaining to the initial public offering ("IPO") of the Company's securities was declared effective by the Securities and Exchange Commission on October 29, 1996. Gross proceeds from the public offering were approximately $8.1 million. The Company has used the net proceeds from the offering (approximately $6.3 million) for product development activities relating to the Osteopatch(Trademark), for funding the growth of its central reference laboratory operations, for research on SalivaSac(Registered) potential products, working capital, and approximately $1.2 million to repay debt.

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase up to 625,000 shares of Preferred Stock until May 20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998. The Company has not yet paid the quarterly dividends due on January 1, 1999 and March 31, 1999 which continue to accrue until paid. The Company intends to make this payment provided additional funding can be arranged.

Operations

As of March 31, 1999 the Company had cash and cash equivalents of 153,355. In addition, the Company's current liabilities exceeded its current assets. During the quarter ended March 31, 1999, the Company's cash and cash equivalents declined by approximately $240,000 from the prior quarter. This represents a significant reduction from the average cash usage of over $1 million per quarter for the past four quarters prior to September 30, 1998.

Although the Company has implemented cost reduction measures to minimize cash expenditures, the Company's ability to satisfy operating requirements are entirely dependent on the monthly revenues generated by the laboratory and the Company is unable to predict if such revenues will be adequate to sustain current or future operations. These cost reduction measures include: reducing staffing from 50 employees in May 1998 to 18 employees as of May 1999, a reduction in spending on outside consultants, deferral of approximately $248,000 in compensation, and suspension of current research and development activities except for a 70 subject clinical trial focused on developing data to support the use of the Company's SalivaSac(Registered) as a glucose screening device.

Revenues generated in March and April of 1999 for laboratory operations was approximately $180,000 for each month. This represents a significant increase over the nine-month average revenue of $116,000 a month. However, May and June revenues are currently expected to be lower than the preceding nine-month average.

With operating expenses exceeding $300,000 per month, without additional sources of capital, the Company will not be able to sustain its current operations beyond June 30, 1999 without taking more drastic measures, including, but not limited to, sale of the laboratory or the Company's proprietary technology. In the event the Company is not successful in raising additional capital in the near term or selling significant assets, the Company may have no alternative other than to seek protection from its creditors under the bankruptcy laws.

Operations during the nine months ended March 31, 1999 have been funded in part by deferring approximately $248,000 in salaries, paying for services by issuing 100,500 shares of stock, extending the payment time on accounts payable, arranging with certain capital equipment lenders to accept half payment for a period of months, drawing down $30,000 from restricted cash with the permission of the landlord of the Seattle facility, and borrowing $15,000 from the landlord of the California facility, which loan is currently due and payable. The landlord of the California property is proceeding with the legal process of canceling the lease and may require the Company to vacate the premises. As a result, the Company may have to move certain administrative functions and its corporate headquarters to Seattle.

Operations after March 31, 1999 are being funded primarily by factoring accounts receivables based on an Accounts Receivable Purchase Agreement established with Silicon Valley Bank ("the Bank") to accelerate the Company's working capital turnaround. The terms of the loan permit the Company to receive an 80% advance on receivables accepted by the Bank. The Company is charged an administrative fee of .75% and an interest rate of 1.75% per month. The maximum loan amount is $400,000. The Bank has taken a security interest covering all the Company's assets, other than secured equipment.

Products and Services

In connection with the acquisition of an exclusive worldwide license for the use of a transdermal sweat collection device from Sudormed, Inc. ("Sudormed") for all applications of such skin patch technology, except for those relating to alcohol and drugs of abuse, the Company had agreed to pay Sudormed approximately $3 million over a twenty-month period, of which approximately $928,000 was paid through March 31, 1999. The remaining payments, including a lump-sum payment of $1.6 million, which was originally due on December 31, 1998 were deferred by agreement until March 31, 1999. The Company was unable to make the required payment when due and on May 12, 1999 received a formal notice of termination of the Sudormed License Agreement. Prior to May 12, 1999, Sudormed had surrendered essentially all of its assets to The Minnesota Mining and

Manufacturing Company ("3M") as a party in possession of secured property. The Company is currently negotiating with 3M to reinstate the license rights or enter into another arrangement directly with 3M. Accordingly, the license from Sudormed is not in effect as of the date of this Report. However, the license agreement does permit the Company to use inventory in its possession in the event of termination. There can be no assurance that the Company will be able to successfully negotiate with 3M on terms acceptable to the Company, in which case the Company would have to abandon all development and commercialization efforts related to the Osteopatch(Trademark) product. As a result of the foregoing, the Company has writen-off the remaining balance of the Sudormed license. The Company also owns a fully paid license to the assay technology used with the Osteopatch(TM) product in addition to certain trademarks and other proprietary information.

The SalivaSac(Registered), a saliva collection and processing device, is a proprietary patented product of the Company. There are no current financial or other obligations related to SalivaSac.

In December 1997, the Company entered into the ActiMed Agreement, which provided the Company with exclusive worldwide rights to ActiMed's patented analyte detection technology in the field of saliva glucose testing. In conjunction with the ActiMed Agreement, the Company had entered into a development program with ActiMed, which the Company was required to fund based on a mutually agreed upon budget. As part of the Company's cost reduction measures, the Company has ceased funding of the development program. ActiMed has notified the Company of the cancellation of the ActiMed Agreement as of February 18, 1999. Although the Company would like to continue this development project once additional funding has been arranged, there can be no assurance that the Company will be able to resurrect this relationship, in which case the Company would have to establish a similar relationship with another entity with similar technology, which in turn would delay development of the Company's saliva glucose products during the period in which the Company sought such a replacement. There can be no assurance that such replacement could be identified or that the terms of any arrangement would be acceptable to the Company.

On September 8, 1998, the Company announced it is seeking development partners for new applications and marketing partners for existing products and products under development utilizing its proprietary non-invasive collection technologies, the SweatPatch(Trademark) and the SalivaSac(Registered). Several firms with resources much greater than the Company's have expressed interest in the Company's technology but at this time no formal arrangements are being negotiated.

On September 8, 1998, the Company also announced that Segix Italia S. p. A. ("Segix") exercised its option to enter into an exclusive ten year license, supply and distribution agreement with the Company for the distribution of the Osteopatch(Trademark) system in Italy. This agreement was finalized after the successful market and technical evaluation of the Osteopatch(Trademark) system in Italy during the past year. Segix launched the Osteopatch(Trademark) system in Italy in April of 1999. With the Company's current loss of its rights under the Sudormed license agreement (see "Future Operations" below), Sudormed, or 3M as a secured party in possession of Sudormed's assets, would have the option (if Segix's agrees) to continue to license the patch technology to Segix directly. However, Segix (or any other licensee of Sudormed's technology) in order to use the Osteopatch(Trademark) would still require the Company's Pyridinoline and/or Deoxypyridinoline Assay Kit, which is covered by a fully paid exclusive license with Metra Biosystems, Inc. Development of a separate assay would take considerable time and expense. Segix placed their first significant order of approximately $124,000 in January of 1999. The Company will continue to use current inventory to fulfill Segix's orders. However, such inventory will not last beyond eighteen months. Failure to fulfill Segix's requirements, due to the loss of the Sudormed License or otherwise, could result in Segix's cancellation of the Distribution Agreement.

In February 1998 the Company completed the initial clinical trials for the Osteopatch(Trademark), for the collection and analysis of bone resorption, an indicator of fracture risk and filed a 510(k) premarket notification with the U.S. Food and Drug Administration (FDA). While the Company was encouraged by the results of the clinical trials, the FDA will require additional information before this product can be approved as a collection and analytical device for bone resorption markers. If the Company is able to reacquire the Sudormed license rights and if the Company is able to raise adequate funding, the Company will continue to seek out other opportunities in Europe where the Company has the CE mark approval and to work with the FDA to determine which additional studies and information will be required to support the approval process. Given the novelty of sweat as a diagnostic fluid today, the Company believes this product application, if approved, will establish a precedent for future applications of the SweatPatch(Trademark) technology and therefore will require a more detailed review on the part of the FDA than originally anticipated.

The additional studies required for resubmission to the FDA will not begin until after license rights have been reacquired, appropriate funding has been raised by the Company and the clinical trial design has been reviewed with the FDA. The Company estimates that reaquiring the license rights to the patch technology will cost at least $1.6 million and completion of clinical studies and resubmission to the FDA will cost approximately $2.4 million. If the Company commences these trials, it is expected it will take at least nine to twelve months before the Company can resubmit its application to the FDA. Based on current capital requirements and current license status, without an immediate infusion of capital, the Company will not be able to commence such trials. Further, even if commenced, there can be no assurance that the Company will have sufficient resources to complete such trials or that the FDA will not require further studies so as to delay the Company's application, or that the FDA will ultimately approve the Company's products.

Future Operations

If the Company is unable to reaquire the Sudormed license or raise funding adequate to pay or finance such reaquisition, it will abandon the Osteopatch(Trademark) product and all research and development efforts relating to the SweatPatch(Trademark) technology. The Company would then focus on the operation of the laboratory and development or sale of the SalivaSac(Registered) technology.

The Company is working to raise approximately $4 million in debt or equity financings. This would permit the Company to reacquire the Sudormed license and continue with the Company's plans to develop and license non-invasive diagnostic products using both the SweatPatch(Trademark) and SalivaSac(Registered) technologies and build the laboratory service business. If the Company is unsuccessful in these efforts, the Company will likely not be able to reacquire the SweatPatch(Trademark) license and will focus its efforts on the laboratory service business and SalivaSac(Registered) licensing opportunities to fund its operations.

Even if the Company is absolved of its payment obligations under the Sudormed license, current liabilities would still exceed current assets. Laboratory service revenues would have to be increased and/or expenses would have to be reduced in order to achieve self-sufficiency without additional funding. Therefore, without additional outside funding the Company will not be able to meet its operating expense requirements beyond mid-June 1999.

The Company is actively working to raise the funds mentioned above and additional funds to cover longer-term requirements for product research and development and laboratory operations. In addition, the Company is contemplating sale of technology rights and assets to meet current and longer-term financial requirements. However, there can be no assurance that the Company's efforts will be successful or that it will be able to avoid seeking protection from its creditors under the bankrupcy laws.

In August 1998, the Company announced that it had retained R&R Capital Group to assist in raising capital. The Company has terminated its relationship with R&R Capital Group and is currently working with other groups to raise capital. There can be no assurance that such external sources of funding will be available on terms acceptable to the Company, in which event, the Company will be required to eliminate its research and development programs, including but not limited to the development of the Osteopatch(Trademark) and other products involving the SweatPatch(Trademark) and the SalivaSac(Registered) technologies. Alternatively, the Company may obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights, which may be substantial, to certain of its technologies or potential products that the Company would not otherwise relinquish. Outside funding, if available, will probably involve substantial dilution to existing stockholders or changes in stockholder rights in order to raise the necessary additional funds.

On March 29, 1999 the Nasdaq Stock Market delisted the Company's securities. The Company did not comply with the net tangible assets maintenance criteria for continued listing of the Company's securities on the Nasdaq SmallCap Market and was not in compliance with the $1.00 minimum bid requirement with respect to its common stock. Trading, if any, in the Company's securities may now continue to be conducted on the OTC Electronic Bulletin Board or in the non-Nasdaq over-the-counter market. As a result, an investor may find it more difficult to purchase, sell, or to obtain accurate quotations as to the market value of, the Company's securities and it could become more difficult for the Company to raise capital.

Future Operations - Year 2000

As a supplier of laboratory services, readiness for the Year 2000 is critical to our customers. The Company's Year 2000 Compliance Team is working to ensure that all our systems are compliant in advance of the turn of the century. We have been addressing Year 2000 compliance since the latter part of calendar year 1997.

Our basic systems: hardware platform and network operating system is compliant as per their manufacturers. Our accounting system is warranted by the manufacturer as compliant. Our database engine for our Laboratory Information System (LIS) and Proficiency Testing (PT) System is compliant per its manufacturer.

Our programmers have analyzed our LIS and PT application software and we have found no compliance issues. For added assurance, end-user functional testing is in progress. This is being performed on a mirror duplicate system that can be advanced to the year 2000 and beyond. The main cost involved in our Year 2000 compliance is the time and effort of our programming and support staff.

We are in the midst of the final part of our plan which includes obtaining Year 2000 compliance status from our vendors (reagent suppliers, instrument manufacturers, shipping companies, etc) and developing contingency plans in the event any problems arise (i.e. alternate suppliers/shippers).

In summary, the Company has examined its internal systems, finding no significant compliance issues. We are presently addressing the problem of a potential "ripple effect", that is, how Year 2000 problems with external systems/suppliers may affect us and our ability to deliver our services.

While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems and products of other companies on which the Company's operations rely and interact with will be compliant and will not have a material adverse effect on the Company's results of operations.

PART II  - OTHER INFORMATION

ITEM 1 - Legal Proceedings

The Company is not a party to any material legal proceedings. However, on September 24, 1997 the Company received from the former manufacturer of SPINPRO(Registered) a demand for arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO(Registered). The former manufacturer is seeking damages of approximately $515,000. The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company. The Company is contesting such claims and has filed counterclaims against the former manufacturer. At this time, an arbitration hearing has not been scheduled.

The Company has also filed for arbitration against a former vendor relating to SPINPRO(Registered), seeking damages for alleged breach of contract with respect to the manufacture of molds for SPINPRO(Registered) parts. Arbitration for this case has been scheduled for July 1999.

The landlord of the California property is proceeding with the legal process of canceling the lease, holding the Company responsible for contractual costs, and may require the Company to vacate the premises. The Company believes the landlord will commence this process imminently.

ITEM 2 - Changes in Securities and Use of Proceeds - Not applicable.

ITEM 3 - Defaults upon Senior Securities

The Company has not yet fully paid the quarterly dividends due on January 1, 1999 and on March 31, 1999 with respect to its outstanding Preferred Stock. Accrued dividends on the Preferred Stock amount to approximately $45,000. The Company intends to make these payments provided additional funding can be arranged.

Based on the formal notification of termination of the Sudormed License received on May 12, 1999, the Company has recorded an impairment loss for the net book value of the asset of $2,078,100. In addition, since the related liability has not been paid, such liability remains on the balance sheet as a current liability.

ITEM 4 - Submission of Matters to a Vote of Security Holders - Not Applicable.

ITEM 5 - Other Information - Not Applicable.

ITEM 6 - Exhibits and Reports on Form 8-K

   (a)   (27.1)   Financial Data Schedule.

   (b) On April 13, 1999, the Company filed a Current Report on Form 8-K with respect to the notification of Nasdaq's action to delist the Company's Common Stock.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    May 20, 1999

Pacific Biometrics, Inc.

By:    \s\ Paul G. Kanan            President and Chief Executive Officer
--------------------------------
         Paul G. Kanan

By:    \s\ Peter B. Ludlum          Vice President and Chief Financial Officer
--------------------------------    (Principal Financial and Accounting Officer)
         Peter B. Ludlum