Form 10KSB
period 1999-06-30
PACIFIC BIOMETRICS INC
filed 2000-07-31
CIK 1020475

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999          Commission File Number 0-21537
                          -------------                                 -------

                            PACIFIC BIOMETRICS, INC.
-------------------------------------------------------------------------------
         (Exact name of small business issuer specified in its charter)

          Delaware                                          93-1211114
-------------------------------------------------------------------------------
(State or other jurisdiction of                   (IRS Employer Identification
incorporation or organization)                              Number)

               23120 Alicia Parkway #200, Mission Viejo, CA 92692
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  949-455-9724
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

Indicate by check mark if the disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended June 30, 1999 were $1,492,607.

As of July 21, 2000 there were outstanding 3,810,171 shares of common stock, par value $0.01 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on July 21, 2000 based on the average bid and asked price on such date was $378,791

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

         Traditional Small Business Disclosure Format: Yes ( ) No ( X )

                            PACIFIC BIOMETRICS, INC.

                              INDEX TO FORM 10-KSB

         PART 1                                                            Page

         ITEM 1  - BUSINESS...............................................    3

         ITEM 2  - PROPERTIES.............................................   11

         ITEM 3  - LEGAL PROCEEDINGS......................................   12

         ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS................................................   12

         PART II

         ITEM 5  - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS....................................   12

         ITEM 6  - MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND PLAN OF OPERATION...........   13

         ITEM 7  - FINANCIAL STATEMENTS...................................   17

         ITEM 8  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURES...................   17

         PART III

         ITEM 9  - DIRECTORS AND OFFICERS OF THE REGISTRANT...............   18

         ITEM 10 - EXECUTIVE COMPENSATION.................................   22

         ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT.........................................   23

         ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........   24

         ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K ......................   25

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

PBI owns an established specialty reference laboratory and has been engaged in developing and commercializing non-invasive technologies for use in diagnostics and laboratory services to improve the detection and management of chronic diseases. The Company has developed two patented platform technologies that permit the use of sweat and saliva as diagnostic fluids. The specialty reference laboratory supports the development and commercialization process for PBI as well as providing services to other diagnostic and pharmaceutical manufacturers.

PBI's intellectual property position in both sweat and saliva collection technology is based on fourteen issued U.S. patents and three pending U.S. patents with respect to the Company's SweatPatch(TM) and SalivaSac(R) technology. The Company has invested approximately $3,412,000 in research and development and approximately $819,000 for the acquisition of technology rights in 1998 and 1997. The Company invested an additional $790,000 in research and development during fiscal year 1999. In addition, approximately $6,374,000 of expense was recorded in 1996 for the value of purchased in-process research and development related to a prior merger. The Company has 12 full time and 1 part time employees as of May 31, 2000.

In May 1998, the Company received a letter from the FDA in response to its 510(k) application for the OsteoPatch(TM) device notifying the Company that the agency did not find the device to be substantially equivalent to the predicate device, a urine test marketed by Metra Biosystems. Despite numerous discussions and a meeting with the FDA in July 1998, the Company was unable to reverse the agency's decision or negotiate requirements for additional data that were within the Company's financial ability to perform. Due to lack of funds, the Company ceased development activities on the OsteoPatch device in August 1998.

In December 1998, the Company failed to make a payment of $1.6 million to Sudormed, the licensor of the patch technology relating to the SweatPatch and OsteoPatch, resulting in a default under the License Agreement and the Supply Agreement. Sudormed terminated the License Agreement in May 1999 for failure to make required payments. The Agreement permits the Company to retain full license rights as long as the Company has inventory of patches. As of June 30, 1999 the Company had approximately 100,000 patches in inventory. As of June 30, 2000 the Company had approximately 80,000 patches in inventory. All investments and related assets in SweatPatch technology, including the OsteoPatch, were expensed during 1999.

In May 2000, the Company announced the signing of an Agreement of Purchase and Sale of Assets with Saigene Corporation, (the "Purchase Agreement"), a privately held company located in Redmond, Washington. The Purchase Agreement, which is subject to stockholder approval, will transfer the business and assets of the Company's Seattle laboratory operation to Saigene for a total consideration of $4,000,000, including cash, cash advances, notes to Preferred Stockholders, and assumption of debt. In June 2000, the Company announced an amendment to the Purchase Agreement (the "Amendment") which provided for an extension of the closing date with Saigene for this transaction from June 15, 2000 to August 15, 2000. Although it was a provision of the Amendment Saigene failed to make the required $150,000 payment due on July 15, 2000 and informed the Company that they would not be able to close the laboratory sale until October 15, 2000. Saigene paid $75,000 on July 19, 2000 and is in default on the Purchase Agreement and the Amendment. The Company is attempting to negotiate a new contract amendment with Saigene that provides Saigene with additional time to raise the money necessary to close the laboratory purchase while compensating the Company for the delays in a manner that is acceptable to both parties. There can be no assurance that the negotiations will lead to an acceptable contract amendment. In the event that the Purchase Agreement is terminated, the Company will retain all funds received thereunder, will not be obligated to pay the judgment to the California landlord, and will take over operations of the laboratory. It is likely that the Company would then seek another buyer for the laboratory. There can be no assurance that a buyer can be found. Failure to find a buyer for the laboratory in a timely manner may require the Company to seek protection from its creditors under the bankruptcy laws since it is unlikely that the laboratory operations will provide sufficient positive cash flow to satisfy the Company's obligations to its creditors. See "Developments During Fiscal 1999 and Subsequent Events".

SweatPatch(TM) - sweat collection device

This patented transdermal collection device provides a non-invasive biological sample that was designed to replace blood and urine in various medical diagnostic applications. The design of the SweatPatch(TM) allows the aqueous component of sweat to evaporate from the patch, leaving behind the analytes that are collected and concentrated on the absorbent pad contained within the patch. The design permits the sample on the pad to be mailed directly to a central laboratory for analysis. The SweatPatch (TM) can be worn anywhere from 30 minutes up to seven days with no discomfort or irritation to the patient permitting a time integrated sample to be collected. The Minnesota Mining and Manufacturing Company ("3M") manufactures the patch for PBI pursuant to a supply agreement with Sudormed, Inc. ("Sudormed"), the licensor of the patch technology. The License Agreement and Supply Agreement between the Company and Sudormed was terminated by Sudormed in May 1999 due to the failure of the Company to make required payments. The development of the SweatPatch and OsteoPatch was suspended in August 1998 after the FDA denied the Company's 510(k) application and efforts to get the FDA to reverse its decision were unsuccessful. Additionally, the Company was not successful in negotiating specific FDA requirements for additional clinical data that, in the opinion of the Company, could be obtained with the financial resources available at that time.

SalivaSac(R) - saliva collection & processing device

This proprietary device, developed by the Company, collects a non-invasive saliva sample that the Company had hoped would be able to replace blood and urine testing in various applications. The SalivaSac(R), which contains a small quantity of a substance that acts as an osmotic driver, is placed in the mouth and rapidly fills with an ultrafiltrate of saliva that is filtered as it passes through the semi-permeable outer membrane. The resulting fluid is clear, easy to use, and does not contain interfering substances. The Company believes SalivaSac(R) design has the potential to lend itself to point-of-care diagnostic applications. The SalivaSac(R), as a sample collection device, can be combined with currently available testing technologies to permit new non-invasive diagnostic test applications. However, almost all development of the SalivaSac has been suspended as of December 1998 due to a lack of funding.

Products

OsteoPatch(TM): The OsteoPatch(TM) is designed to enhance the physician's ability to identify patients at risk of bone loss, a factor in the detection of osteoporosis, and to monitor treatment effectiveness. The OsteoPatch(TM) system combines the patented SweatPatch(TM) device with licensed assay technology for the detection of biochemical bone resorption markers released in sweat. The Company has exclusive rights, relating to bone resorption in human sweat, to use patented antibodies for the detection of these markers owned by Metra BioSystems, Inc. ("Metra"), a developer and marketer of bone loss urine tests. Metra was acquired by Quidel Corporation in September, 1999. The Company is dependent on 3M for the supply of patches and on Metra for supply of antibodies used in the OsteoPatch(TM) system. However, in May 1999, the Company's License Agreement and Supply Agreement relating to continued development and production of the OsteoPatch was terminated by Sudormed. The Company has the right to continue to sell and use its remaining inventory of OsteoPatch devices. The Company has, however, recorded a 100% valuation allowance against this inventory as of June 30, 1999. The OsteoPatch was launched in Italy in January 1999 on a limited basis by the Company's Italian licensee, Segix Italia, S.p.A. (Segix). Due to the Company's financial difficulties and loss of the Sudormed License, Segix did not expand distribution of the product beyond its limited introduction and currently maintains that limited effort, once existing inventory is depleted, the Company will not be able to sell additional OsteoPatch products or fulfill obligations with Segix.

Saliva Glucose Applications: The Company had been awarded two SBIR Phase I grants to research this technology for non-invasive glucose monitoring. As a result of this research the Company is using its SalivaSac(R) technology to develop a screening product to detect diabetes in the general population and a monitoring product to produce detailed quantitative measurements of glucose levels to enable diabetics to monitor glucose levels throughout the day. While previous attempts by others to correlate saliva glucose with blood glucose have been unsuccessful, the Company has had encouraging preliminary results using the SalivaSac(R) device, as it appears to exclude substances that interfere with accurate glucose measurements. However, without additional funding the Company will not be able to successfully develop the Saliva Sac for such use. In September, 1999 the Company received a SBIR Phase I grant to research the use of the SalivaSac technology for the collection and measurement of homocysteine, a newly discovered marker with potential application for use as a risk factor in heart disease. It is not known at this time if the grant research will be successful. Even if successful, the Company does not have sufficient resources to develop a commercially feasible product.

Market Potential for Products Under Development

Osteoporosis Market: Osteoporosis is one of the fastest growing, largest, and debilitating diseases affecting the aging population today. New ways of preventing, diagnosing and managing the disease are being developed. Medical intervention usually occurs only after symptoms such as pain or fractures appear and when treatment is generally too late to prevent bone loss. The Company understands at least twenty-five new therapeutic products are under development and in 1996 the total U.S. market for diagnostics and therapeutics for osteoporosis was $1.7 billion and is expected to grow to $4.6 billion by 2003. Thus, the Company believes there is a need for diagnostic tools and assessments that will identify those at risk, allow for early treatment and enhance the physician's ability to monitor the effectiveness of such treatment. Today, according to the National Osteoporosis Foundation ("NOF"), twenty eight million Americans are at risk of osteoporosis and more than 100 million people worldwide are affected or at risk. In the U.S. alone, the NOF estimates approximately $14 billion is spent annually on osteoporosis related fractures.

Diabetes Market: An estimated 16 million Americans and more than 100 million people worldwide suffer from diabetes. However, the Centers for Disease Control (the "CDC") estimates that in the U.S. alone, only half of all diabetics have actually been diagnosed. The American Diabetes Association (the "ADA") has issued guidelines to screen everyone over the age of 45 every three years. In the U.S., approximately 4.5 million people perform a blood glucose test at least once a day. In 1996, the total cost of diagnosing and treating diabetes in the U.S. was estimated to be $92 billion. In 1996, the U.S. market for home blood glucose monitoring had revenues of nearly $1 billion and is expected to grow to $1.7 billion by 2001.

Services Provided by PBI's Laboratory

The Company's reference laboratory has established itself as a technical leader due to its strong expertise in cardiovascular disease (lipids). The Company's affiliated foundation is one of only eleven laboratories designated worldwide (five in the U.S.) by the CDC as a cholesterol reference method network laboratory. The laboratory services include development of laboratory reference methods, development of clinical trial protocols, and contract research and development.

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

The Company's laboratory business and assets are under contract to be sold to Saigene Corporation, subject to stockholder approval and other conditions of closing. See "Developments During Fiscal 1999 and Subsequent Events" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Developments During Fiscal 1999 and Subsequent Events

In December 1997, the Company executed a license agreement (the "Sudormed License") with Sudormed, which provided the Company an exclusive worldwide license to all medical diagnostic applications of Sudormed's skin patch technology. This license agreement replaced the Company's previous license agreement with Sudormed for the skin patch technology for the application of measuring bone loss markers in sweat, which is the basis for the

Company's OsteoPatch(TM) system. In addition, the license allowed for the development of all other potential applications of such technology, except for those relating to alcohol and drugs of abuse.

Pursuant to the Sudormed License, the Company was obligated to pay Sudormed approximately $3 million over a fifteen-month period plus an ongoing royalty payment based on the amount of sales of products developed under this license. Such payments included a lump-sum payment of $1.6 million due in December 1998. The Company failed to make the required license payments and the licensor terminated the Sudormed License in May, 1999. The Company still retains license rights as long as the Company has inventory of patches. This inventory approximated 100,000 patches as of June 30, 1999 and 80,000 patches as of June 30, 2000. Once existing inventory is depleted, the Company will not be able to sell additional OsteoPatch products or fulfill obligations with Segix.

In December 1997, the Company entered into a Technical Development and License Agreement (the "Actimed Agreement") with ActiMed Laboratories, Inc. ("ActiMed,"). The Actimed Agreement provides the Company with exclusive worldwide rights to ActiMed's patented analyte detection technology in the field of saliva glucose testing. The Company intended to combine this technology with the Company's patented SalivaSac(R) technology to develop a saliva glucose testing system, with applications in screening for and monitoring of diabetes. However, the Actimed Agreement was terminated in February 1999 as a consequence of the Company's inability to continue funding the development of the technology.

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and similar events. The Preferred Stock provides for a cumulative cash dividend payable quarterly in arrears at an annual rate of 8%. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which the Preferred Stock is convertible. To date, no such efforts have been undertaken. The Company is not current on dividend payments and, as of June 30, 1999 approximately $166,000 in dividends have accrued.

In April of 1999 the Company and its subsidiaries entered into an Accounts Receivable Factoring Agreement (the "Factoring Agreement") with Silicon Valley Bank (the "Bank"). The Company has been factoring the majority of the accounts receivable from laboratory operations to provide the Company with working capital to meet laboratory operations obligations and to maintain minimal corporate operations. Under the terms of this agreement, the Bank will advance 80% of accepted receivables and charge the Company an administrative fee of 0.75% and an annualized rate of 21% on outstanding balances.

In July 1998, the Company signed a License, Supply and Distribution Agreement (the "Distribution Agreement") with Segix for the Company's OsteoPatch(TM) diagnostic system for the Italian market. The Distribution Agreement contains provisions requiring minimum purchases and investment in marketing, foreign currency adjustment mechanisms, unit price adjustment mechanisms, and exclusivity for the territory of Italy, Vatican City and San Marino. The agreement has an initial term of ten years. Execution of the Distribution Agreement gives the Company access to the Italian market through Segix's 70 person direct sales force. Segix launched the product on a limited basis at the beginning of calendar year 1999 but has not expanded the program due to the uncertainty caused by the Company's default and loss of the Sudormed License.

The Company owns rights to a sample preparation device marketed under the name SPINPRO(R), which simplifies and improves the methods used for performing the testing of HDL cholesterol. In June 1997, the Company suspended production of SPINPRO(R) units due to insufficient demand. The Company is involved in two arbitration proceedings with former subcontractors related to the manufacturer of SPINPRO(R). As of the date of this report, the Company does not believe that the proceedings will have any material adverse impact on the Company. During the fourth quarter of fiscal 1998, the Company expensed the remaining net book value of $126,323 related to SPINPRO(R) assets.

On March 29, 1999, the Company announced by press release that it had received notification that the Nasdaq Listings Qualifications Panel had delisted the Company's securities from the Nasdaq Stock Market effective as of the close of business on March 29, 1999. This includes the common stock, symbol PBMI, and the publicly traded warrants, symbol PBMIW. This delisting decision has had an adverse impact on the liquidity of the Company's securities, which trade on the OTC Bulletin Board or the over-the-counter market. This has made it more difficult to trade in the Company's securities or liquidate an investor's holdings. Also such delisting has made it more difficult for the Company to raise additional capital.

As previously reported, in May 1999, the landlord of the Company's office and laboratory space in Lake Forest, California was proceeding against the Company to cancel the lease. The landlord obtained a judgment against the Company from Orange County Superior Court for approximately $150,000 related to the default on the lease. In addition, liabilities continue to accrue at about $13,000 per month until the space is leased. The total liability to the Company is estimated to be approximately $350,000. The Company has been advised by Saigene that Saigene has purchased from the landlord of the Lake Forest property, for the sum of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company's laboratory assets to Saigene. However, it is unclear whether or not Saigene may re-assign such rights to the landlord if the sale of the laboratory assets to Saigene is not completed. In any event, Saigene, under the terms of the Amendment, has agreed that Saigene will be responsible for satisfaction of such judgment and, therefore, the Company would be entitled to seek recovery from Saigene for any costs or liabilities as a result of Saigene's failure to satisfy such claim.

As previously disclosed, the Company has continued to negotiate forbearance agreements with Transamerica Business Credit related to payments due on capital leases. In exchange for the most recent Forbearance Agreement the Company has granted Transamerica additional warrants and a lien position on assets of the Company. This Forebearance Agreement expired on September 30, 1999 and was extended again through December 31, 1999 in exchange for 150,508 additional warrants. Although the Forebearance Agreement has expired, Transamerica has not taken action to collect the debt, which approximates $450,000. Most of this debt will be assumed by Saigene upon sale of the laboratory.

The Minnesota Mining and Manufacturing Company (3M), as a party in possession of secured property, has not informed the Company of its plans for the Sudormed assets. This includes the SkinPatch technology rights, which are part of the Company's OsteoPatch product. The Company had sought to reestablish certain rights to this technology in order to create additional value for the Company's other intellectual property related to the OsteoPatch. Without an agreement with 3M, the Company's OsteoPatch assets may not have any value. The Company expensed all of these assets in 1999. In May 2000, 3M notified the Company that, in its capacity as a secured party in possession of the Sudormed assets, it demands payment in full of the $1.6 million plus accrued interest and fees due under the License Agreement between the Company and Sudormed. 3M is seeking to settle this claim and has threatened to seek a judgment in a court of law and has objected to the laboratory sale transaction that is proceeding with Saigene. The Company disputes 3M's claim and intends to defend itself in this matter. If 3M should be successful in blocking the proposed sale of the laboratory, or commences a legal action against the Company, the Company may have no alternative than to seek protection from creditors under the bankruptcy laws. In that event the Company would intend to sue 3M for damages to shareholders and creditors as a result of this action.

In August of 1999, the Company announced the signing of a Letter of Intent to sell its Seattle laboratory business and assets to Saigene Corporation, a privately held company located in Redmond, Washington. Substantially all of the Company's fixed assets and all of the Company's accounts receivable will be sold. In September 1999, the Company signed a Mangement Agreement with Saigene giving them operational control over the laboratory. In May 2000, the Company announced the signing of a Contract with Saigene Corporation to sell to Saigene all of the business and assets of the Company's Seattle laboratory for a total consideration of $4,000,000. Stockholder approval will be required to complete this transaction. The purchase price is comprised of the following: 1) $200,000 already advanced to support the operation of the laboratory under a Management Agreement with Saigene dated September 15, 1999; 2) The assumption of approximately $1,200,000 in debt; 3) $700,000 in cash; and, 4) A promissory note in connection with the redemption of $1,900,000 of Series A Convertible Preferred Stock. The Series A Preferred Stock will be returned to the Company. These amounts are subject to adjustment upon audit of funds advanced and the May 31, 2000 balance sheet of the laboratory operation. The cash portion of the purchase is payable as follows: 1) $50,000 which was paid upon signing; 2) $350,000 paid on June 15, 2000; and, 3) $300,000 placed into escrow on June 15, 2000 to be paid to the Company upon stockholder approval. The assumption of debt in the amount of $1,200,000 includes: $350,000 to settle the debt with the landlord of the Company's Lake Forest,

California office and laboratory facility; $400,000 of equipment lease financing obligations with Transamerica; $140,000 of additional equipment leases; and accrued expenses and accounts payable of the laboratory.

On June 26, 2000, the Company announced that Saigene failed to make the cash payment of approximately $650,000 due on June 15, 2000 under the Purchase Agreement, and that Saigene requested an extension of time in order to comply. Accordingly, the Purchase Agreement was amended on June 22, 2000 (the "Amendment"). The Amendment extends the Closing Date of the Purchase Agreement from June 15, 2000 to August 15, 2000 and Saigene is required to pay $150,000 of the purchase price on or before July 15, 2000. The balance of cash and escrow payments and all other consideration due originally on June 15 will be due on August 15, 2000. In exchange for this extension, Saigene has agreed (i) to waive all financial claims against the Company for funds advanced under the Management Agreement and forfeit all monies paid under the Purchase Agreement and (ii) to be responsible for all liabilities previously assumed by Saigene or agreed to be assumed by Saigene including the Company's debt to the Lake Forest, California landlord in the event that Saigene fails to make cash payments due on July 15 or August 15, 2000.

Saigene failed to make the required $150,000 payment due on July 15, 2000 and informed the Company that they would not be able to close the laboratory sale until October 15, 2000. Saigene paid $75,000 on July 19, 2000 and is in default on the Purchase Agreement and the Amendment. The Company is attempting to negotiate a new contract amendment with Saigene that provides Saigene with additional time to raise the money necessary to close the laboratory purchase while compensating the Company for the delays in a manner that is acceptable to both parties. There can be no assurance that the negotiations will lead to an acceptable contract amendment. In the event that the Purchase Agreement is terminated, the Company will retain all funds received thereunder, will not be obligated to pay the judgment to the California landlord, and will take over operations of the laboratory. It is likely that the Company would then seek another buyer for the laboratory. There can be no assurance that a buyer can be found. Failure to find a buyer for the laboratory in a timely manner may require the Company to seek protection from its creditors under the bankruptcy laws since it is unlikely that the laboratory operations will provide sufficient positive cash flow to satisfy the Company's obligations to its creditors.

Risk Factors

An investment in the securities of the Company is highly speculative and subject to a high degree of risk. Prospective investors should carefully consider the following factors affecting the business of the Company.

History of Losses; Uncertainty of Future Profitability. The Company has incurred significant operating losses since inception. The consolidated net loss for the fiscal year ended June 30, 1999 was approximately $6,100,000. The Company's accumulated deficit at June 30, 1999 was approximately $22,400,000 including a one-time charge of approximately $6,374,000. The one-time charge is related to purchased research and development, in connection with the Company's prior mergers in 1996. The net loss and accumulated deficit will continue to increase. The Company has not had an extensive operating history and revenues to date have been limited, and upon sale of the laboratory, are expected to be insignificant. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by an enterprise in the Company's stage of development, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated problems relating to the competitive and regulatory environment in which the Company operates and marketing problems and additional costs and expenses that may exceed current estimates. Potential investors should be aware of the difficulties normally encountered by new enterprises and the high rate of failure associated with such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, delays and competition encountered in connection with the development of a business in the biotechnology industry.

The Company has, in fact, encountered significant regulatory problems with the OsteoPatch product and has not had access to capital required to restore the technology licenses and to continue development. It is very unlikely that the Company will have access to capital for this purpose. The Company has signed an agreement to sell the business and assets of its Seattle laboratory, the major source of revenue. Due to these factors, it is likely that the Company will never achieve significant revenue or profitable operations and may find it necessary to seek protection from creditors under the bankruptcy laws.

Risk of Bankruptcy. Upon completion of the transaction with Saigene (See "Developments During Fiscal 1999 and Subsequent Events" above), the Company will still have various debts and claims that need to be settled. These include amounts owed to various consultants, vendors and suppliers of the Company not related to the Seattle laboratory operation of between $250,000 and $400,000; deferred compensation to current and former employees as of June 30, 2000 of approximately $700,000; accrued dividends to preferred stockholders of approximately $414,000; and a potential liability, disputed by the Company, of approximately $2,200,000 related to the OsteoPatch technology. The Company will attempt to settle these debts with cash, stock, and technology assets if possible. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws. As a consequence, it is unlikely that investors will receive any return on their investment in the Company.

Early Stage of Development and Technological Uncertainties. The Company is at an early stage of development. Except for revenues from its laboratory (which is under contract to be sold), all of the Company's potential products still require development and have generated only insignificant amounts of revenue, and no significant additional product revenues are anticipated. A significant portion of the Company's resources have been dedicated to the Company's research and development programs and the Company lacks funds to continue development. It is highly unlikely that the Company will be able to develop a commercial product from these projects.

The potential medical diagnostic products and other potential applications of the Company's technology will require significant additional research and development and pre-clinical testing and will require extensive clinical testing prior to submission of any regulatory application for commercial use. The Company does not have funds to perform this work and is unlikely to have access to such funds. Furthermore, the Company's potential products are subject to the risks of failure inherent in the development of medical diagnostic products based on new technologies. These risks include the possibilities that the Company's novel approach to diagnosis will not be successful; that any or all of the Company's potential products will not be found to be safe and effective or otherwise fail to receive necessary regulatory clearances; that the products, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market; that proprietary rights of third parties will preclude the Company from marketing such products; or that third parties will market superior or equivalent products. It is extremely unlikely that the Company can resume research and development activities or develop commercially viable products.

Future Capital Needs; Uncertainty of Additional Funding. The Company will require substantial additional funds in order to continue the research and development programs and pre-clinical testing of its potential diagnostic products and to conduct clinical trials and marketing of such products that may be developed. The Company's capital requirements depend on numerous factors, including the progress of its research and development programs, the progress of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing license and supply relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, and the purchase of additional capital equipment. Other than the Company's laboratory revenues (the laboratory is under contract to be sold.), the Company has no current source of revenues or capital. The Company believes that its current condition makes it nearly impossible to raise capital from sources other than the sale of assets. Accordingly, after the sale of the laboratory, the Company will have limited assets with which to raise funds or satisfy its obligations.

Dependence on Licenses. The Company has licensed technologies with respect to the development of the OsteoPatch(TM), other SweatPatch(TM) related products and SalivaSac(R) applications. The Company has entered into arrangements with Sudormed with respect to the OsteoPatch(TM) and other SweatPatch(TM) related development projects, and ActiMed, with respect to development of SalivaSac(R) applications.

Both the Sudormed License and Actimed License have been terminated by the licensors as a result of the Company's inability to make payments for technology licenses and development work. Accordingly, it is unlikely that the Company will be able to develop products that rely on such licensed technology.

Uncertainty of Protection of Patents and Intellectual Property Rights; Risk of Patent Infringement Liability. The Company does not have the resources to protect existing patents, licenses, intellectual property rights, trade secrets, and to prevent others from infringing on the intellectual property rights of the Company. In addition, the Company has exclusive licenses from third parties under various U.S. patents and pending U.S. patent applications to the technology covered in whole or in part by the claims therein. Since a patent may be invalid or circumvented by alternative technologies, there can be no assurance as to the breadth of protection that any such patents may afford the Company. In the event the Company is held liable for patent infringement, insurance may not cover any or all of the infringement damages and as such, any infringement liability would adversely affect the business, financial condition and results of operations of the Company.

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

In May 1998, the Company announced that it received a letter from the FDA in response to its 510(k) application. Following several conversations, submission of additional analysis of the data, and a meeting with FDA officials, the Company was unable to convince the FDA that its 510(k) application for the OsteoPatch should be cleared. Furthermore, the Company was unable to successfully negotiate requirements for approval that could be achieved with available financial resources. Accordingly, the Company ceased development of the product in August, 1998 and searched for additional funding or buyers for the technology. The Company has not been successful in either raising capital to continue development or in finding a buyer for the technology. Accordingly, the Company will not be able to develop the OsteoPatch or other products using the SweatPatch technology.

In addition to the OsteoPatch(TM), two products were developed through the feasibility stage utilizing the SalivaSac(R) technology with regard to glucose screening and glucose monitoring for possible applications as diabetes related products. While the Company believes that the results attained to date in such studies relating to SalivaSac(R) support further research and development of these potential products, the Company does not have sufficient resources to engage in such activity.

Risks Inherent in International Transactions. The Company currently has only one foreign distribution arrangement with respect to distribution of the OsteoPatch(TM) in Italy through Segix. Such agreement contains provisions requiring minimum purchases and investment in marketing, foreign currency adjustment mechanisms, unit price adjustment mechanisms, and exclusivity for the territory of Italy, Vatican City and San Marino. The agreement has an initial term of ten years. Further, international sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, economic and political instability, price controls, trade restrictions, and changes in tariffs or difficulties with foreign distributors. Segix launched the product on a limited basis in January, 1999 and has not expanded its efforts due to the Company's financial situation and the termination of the License Agreement and Supply Agreement by Sudormed in May, 1999. Foreign regulatory agencies often establish product standards different from those in the U.S. and any inability to obtain or maintain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's arrangement with Segix. Additionally, the Company's business, financial condition and results of operations may be materially and adversely affected by fluctuations in currency exchange rates as well as increases in duty rates and difficulties in obtaining required licenses and permits. There can be no assurance that the Company will be able to successfully commercialize its products in any foreign market. In addition, the laws of some countries do not protect the Company's proprietary rights to the same extent as do the laws of the U.S.

Distribution of the Company's products outside the U.S. is subject to extensive foreign government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. In addition, the export by the Company of certain of its products, which have not yet been cleared for domestic commercial distribution, may be subject to FDA export restrictions. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals or any other failure to comply with regulatory requirements would have a material adverse effect on the Company's ability to distribute products outside the United States.

Manufacturing Limitations. The Company depends upon third parties for the manufacture of its products. The Company is unable to order more product from either 3M or Metra and cannot seek alternate sources to manufacture due to contractual provisions in existing agreements and lack of sufficient financial resources. Accordingly, once existing inventory is depleted, the Company will not be able to sell additional OsteoPatch products or fulfill obligations with Segix.

Competition and Technological Change. There are many companies, both public and private, including well-known pharmaceutical companies, chemical companies and specialized biotechnology companies, engaged in developing medical diagnostic products for certain of the applications being pursued by the Company. Many of these companies have substantially greater capital, research and development, manufacturing, marketing and human resources and experience than the Company and represent substantial long-term competition for the Company. Such companies may develop products more quickly or products that are more effective and less costly than any that may be developed by the Company. The industry in which the Company proposes to compete is characterized by extensive research efforts and rapid technological progress. New developments are expected to continue and there can be no assurance that discoveries by others will not render the Company's products or potential products noncompetitive. Competition may increase further as a result of advances that may be made in the commercial applicability of technologies and greater availability of capital for investment in these fields. Currently, the Company is unable to compete effectively due to its financial condition.

Reliance on Distributors, Suppliers and Manufacturers. The Company is, and expects that it will continue to be, highly dependent upon certain distributors, suppliers and manufacturers and the Company's ability to operate competitively will depend, at least in part, on its ability to assure continuous and reliable sources of distribution and supply. The Company is currently dependent on Sudormed for the supply and manufacture of the Company's skin patch related products, including the OsteoPatch(TM). Sudormed subcontracts its supply and manufacturing obligations to 3M. However such suppliers are unwilling to continue to produce products or components for the Company. Accordingly, once existing inventory is depleted, the Company will not be able to sell additional OsteoPatch products or fulfill obligations with Segix.

Dependence on Major Customers. Revenues received from laboratory operations are generally pursuant to short-term contracts. The Company has no long term contracts or agreements with its customers. Each contract is negotiated separately with the pharmaceutical manufacturer or research organization and is usually limited to a specific project with limited duration. The cancellation of any contracts with existing customers or the failure to replace such contracts upon expiration or termination could have a material adverse effect on the Company's laboratory operations. One customer individually accounted for approximately 8 percent of the Company's total sales in fiscal 1999 and approximately 33 percent of the Company's total sales in fiscal 1998. Sales to the Company's five largest customers represented approximately 43 percent and 67 percent of total sales in fiscal 1999 and fiscal 1998, respectively. The laboratory is under contract to be sold to Saigene Corporation, subject to stockholder approval and other requirements.

ITEM 2  - PROPERTIES

The Company's executive offices were located at 25651 Atlantic Ocean Drive, Suite A-1, Lake Forest, California and its laboratory facilities are located in Seattle, Washington. The Company vacated the Lake Forest facility in July, 1999 after defaulting on the lease. The landlord of this facility has obtained a judgment against the Company in the amount of $150,000 plus monthly accruals equal to $13,000. See "Legal Proceedings". The Company also leases approximately 15,000 square feet of office and laboratory space in Seattle, Washington pursuant to a ten-year lease at an annual rental of $238,000, which expires on September 30, 2007. With respect to the Seattle property, a security deposit of $100,000 has been placed in an interest bearing account in the Company's name, with interest earned accruing to the Company. This amount has been classified as restricted cash on the accompanying consolidated balance sheet and has a current balance of $75,000 as modified by mutual agreement with the landlord.

In order to replace its executive office facility in Lake Forest, the Company entered into a month-to-month lease of an office in a shared executive office facility at 23120 Alicia Parkway, Suite 200 in Mission Viejo, California at a monthly rental of approximately $800.

ITEM 3  - LEGAL PROCEEDINGS

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

As previously reported, the landlord of the Company's office and laboratory space in Lake Forest, California was proceeding against the Company to cancel the lease. The landlord has obtained a judgment against the Company from Orange County Superior Court for approximately $150,000 related to the default on the lease. In addition, liabilities continue to accrue at about $13,000 per month until the space is leased. The total liability to the Company is estimated to be approximately $350,000. The Company has been advised by Saigene that Saigene has purchased from the landlord of the Lake Forest property, for the sum of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company's laboratory assets to Saigene. However, it is unclear whether or not Saigene may re-assign such rights to the landlord if the sale of the laboratory assets to Saigene is not completed. In any event, Saigene, under the terms of the Amendment, has agreed that Saigene will be responsible for satisfaction of such judgment and, therefore, the Company would be entitled to seek recovery from Saigene for any costs or liabilities as a result of Saigene's failure to satisfy such claim.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 1999.

PART II

ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Common Stock of the Company began trading in October 1996 (subsequent to the initial public offering) on the Nasdaq Small Cap Market under the symbol "PBMI" and under "PBMIW" for the Warrants. In March, 1999 the Company's stock was delisted from the Nasdaq Small Cap Market as the Company failed to meet the maintenance requirements for tangible net assets and minimum stock price. The stock currently trades on the OTC electronic Bulletin Board or in the over-the-counter market. The Warrants expired June 30, 1999.

                                     COMMON STOCK                  WARRANTS
                                     ------------                  --------
                                   High        Low           High        Low
                                   ----        ---           ----        ---
Second Quarter ended 12/31/96      5 1/2       2 7/8          3/8         1/8
Third Quarter ended 3/31/97        4 3/8       1 7/8          7/16        1/8
Fourth Quarter ended 6/30/97       2 7/8       1 3/8          3/8         5/32

First Quarter ended 9/30/97        3 7/8       1 11/16          9/16      1/4
Second Quarter ended 12/31/97      3 15/16     2 1/16           9/16      3/16
Third Quarter ended 3/31/98        3 7/8       2 3/8            9/16      1/8
Fourth Quarter ended 6/30/98       3 15/16     2 1/8            5/16      1/8

First Quarter ended 9/30/98         2.500      .875          N/A          N/A
Second Quarter ended 12/31/98       1.625      .125          N/A          N/A
Third Quarter ended 3/31/99           .625     .219          N/A          N/A
Fourth Quarter ended 6/30/99          .375     .093          N/A          N/A

The per share closing sales price of the Common Stock was $.1875 as reported in the O-T-C market/OTCBB on June 30, 1999. As of June 30, 2000 the closing price of the common Stock was $.1875 and the Company had in excess of 500 beneficial holders and 135 record holders of the Common Stock. At this time the Company does not pay a dividend on the common stock and does not plan to in the immediate future. The Company has accrued dividends on the Preferred Stock of approximately $166,000 as of June 30, 1999.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes in this Form 10-KSB.

Overview

Pacific Biometrics, Inc. ("PBI" or the "Company") was incorporated in Delaware in May 1996 in connection with the acquisition of BioQuant, Inc. ("BioQuant"), a Michigan corporation, and Pacific Biometrics, Inc. ("PBI-WA"), a Washington corporation. On June 28, 1996, the Company completed the mergers whereby BioQuant and PBI-WA became wholly owned subsidiaries of the Company in separate stock-for-stock exchange transactions.

The mission of PBI is to develop and commercialize non-invasive technologies for use in non-invasive diagnostics and laboratory services to improve the detection and management of chronic diseases. The Company has developed two patented platform technologies that permit the use of sweat and saliva as diagnostic fluids. PBI's intellectual property position in sweat and saliva based collection technology is based on thirteen issued U.S. patents and four pending U.S. patents with respect to the Company's SweatPatch (TM) and SalivaSac(R) technology.

Expenses consist, and are expected to continue to consist, primarily of operating expenses necessary to conduct the commercial laboratory operation, research and development costs for products under development, administration expenses and payment of license and royalty fees to acquire and maintain the Company's intellectual property rights.

As of June 30, 1999, the Company had an accumulated deficit of approximately $22,415,000 which included a one-time charge of $6,373,884 for the value of purchased research and development expenses relating to the Company's merger with BioQuant and a one-time charge of $428,368 relating to a prior merger involving PBI-WA in 1995.

Results of Operations

The following tables compare the periods ending June 30, 1999 and June 30, 1998 and June 30, 1997 as shown in the attached financial statements and shows the year to year variances on a dollar and percentage basis for informative purposes. All dollar amounts are rounded to the nearest thousand from the financials.

Laboratory revenues:


-----------------------------------------------------------------------------------------------
   6/30/99       6/30/98      6/30/97      99 vs. 98    98 vs. 97    99 vs. 98     98 vs. 97
-----------------------------------------------------------------------------------------------
    $1,405        $2,385       $2,464       ($980)        ($79)         -41%          -3%
-----------------------------------------------------------------------------------------------


Laboratory revenues decreased in 1999 and in 1998 based on the decrease in the size and the number of clinical trials for which the laboratory performed testing and consulting work.

Product revenues:


-----------------------------------------------------------------------------------------------
   6/30/99       6/30/98      6/30/97      99 vs. 98    98 vs. 97    99 vs. 98     98 vs. 97
-----------------------------------------------------------------------------------------------
     $88           $137         $325         ($49)        ($188)        -36%         -58%
-----------------------------------------------------------------------------------------------


Product revenues decreased in 1999 due to an decrease in sales of Osteopatch and other products as compared to 1998. Product revenue declined in 1998 due to the cessation of SPINPRO(R) sales partially offset by initial OsteoPatch(TM) revenue from PBI's foreign license and distribution agreements.

Laboratory expenses and cost of goods sold:


-----------------------------------------------------------------------------------------------
   6/30/99       6/30/98      6/30/97      99 vs. 98    98 vs. 97    99 vs. 98     98 vs. 97
-----------------------------------------------------------------------------------------------
    $1,233        $2,098       $1,711       ($865)         $387         -41%          23%
-----------------------------------------------------------------------------------------------


In 1999 the cost decrease was directly related to the decrease in revenues. In 1998 cost increased despite a decrease in total revenues. Costs increased primarily due to a large low-margin contract that was started and completed during fiscal 1998 and a lower mix of higher margin consulting services.

Diagnostic research and product development:


-----------------------------------------------------------------------------------------------
   6/30/99       6/30/98      6/30/97      99 vs. 98    98 vs. 97    99 vs. 98     98 vs. 97
-----------------------------------------------------------------------------------------------
     $998         $2,388       $1,024      ($1,390)       $1,364        -58%         133%
-----------------------------------------------------------------------------------------------


Costs decreased in 1999 as PBI curtailed research and development programs. Costs had increased in 1998 as PBI implemented its plan to develop the OsteoPatch(TM) and performed additional research for the SweatPatch (TM) and SalivaSac(R) technology applications.

Selling, general and administrative:


-----------------------------------------------------------------------------------------------
    6/30/99       6/30/98      6/30/97     99 vs. 98     98 vs. 97    99 vs. 98    98 vs. 97
-----------------------------------------------------------------------------------------------
    $2,340         $2,168       $1,575        $172         $593           8%          38%
-----------------------------------------------------------------------------------------------


Selling, general and administrative costs, which increased slightly in 1999, included $286 in accrued and unpaid salaries and $79 in salaries and consultant fees paid for with stock. Costs increased in 1998 primarily due to development of sales and marketing resources.

Other income and (expense):


-----------------------------------------------------------------------------------------------
   6/30/99       6/30/98      6/30/97      99 vs. 98    98 vs. 97    99 vs. 98     98 vs. 97
-----------------------------------------------------------------------------------------------
   ($2,397)       ($47)          $7        ($2,349)       ($54)        4967%         -771%
-----------------------------------------------------------------------------------------------


The increase in other expense in 1999 is due to the write-down of Osteopatch(TM) assets. The decrease in other income in 1998 is primarily due to other expense related to the write-down of the value of SPINPRO(R) assets.

Net loss:


-----------------------------------------------------------------------------------------------
   6/30/99       6/30/98      6/30/97      99 vs. 98    98 vs. 97    99 vs. 98     98 vs. 97
-----------------------------------------------------------------------------------------------
   ($6,069)      ($4,612)     ($1,577)     ($1,457)      ($3,035)       32%          192%
-----------------------------------------------------------------------------------------------


The net loss increased in 1999 due to the write-down of Osteopatch technology offset partially by the curtailment of research and development programs. The net loss increased in 1998 as PBI experienced lower total revenues, developed sales and marketing programs and implemented development plans for OsteoPatch(TM) and researched applications for the SweatPatch (TM) and SalivaSac(R) technology.

Liquidity and Capital Resources

Financing

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and similar events. The Preferred Stock provides for a cumulative cash dividend payable quarterly in arrears at an annual rate of 8%. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which the Preferred Stock is convertible. To date, no such efforts have been undertaken. The Company is not current on dividend payments and, as of June 30, 1999 approximately $166,000 in dividends have accrued.

The Registration Statement pertaining to the initial public offering ("IPO") of the Company was declared effective by the Securities and Exchange Commission on October 29, 1996. Gross proceeds from the public offering were

$8,075,000. The Company has used the net proceeds from the offering (approximately $6.3 million) for product development activities relating to the OsteoPatch(TM), for funding the growth of its central reference laboratory operations, working capital, and also used approximately $1.2 million to repay debt.

In April 1997, the Company entered into a capital equipment leasing facility with Transamerica Business Credit Corporation to provide credit for equipment purchases up to $1,500,000. The Company issued 51,429 warrants to Transamerica as part of this agreement. The Company received gross proceeds of $376,808 under the agreement during fiscal 1997 and received gross proceeds of $329,154 during fiscal 1998. The Company is required to raise additional capital in order to draw additional funding from this arrangement.

The Company has continued to negotiate forbearance agreements with Transamerica Business Credit related to payments due on capital leases. In exchange for the first forbearance agreement the 51,429 warrants were repriced to $0.50 per share in December 1998. No discount was recorded for the value of the warrants because the amount was not material.

In exchange for the most recent Forbearance Agreement, dated August 1999, the Company has repriced warrants previously issued to Transamerica, granted Transamerica additional warrants and a lien position on assets of the Company. This Forebearance Agreement expired on September 30, 1999 and was extended again through December 31, 1999 in exchange for 150,508 additional warrants. Although the Forbearance Agreement has expired, Transamerica has not taken action to collect the debt, which approximates $450,000. Most of this debt will be assumed by Saigene upon sale of the laboratory.

In April of 1999 the Company and its subsidiaries entered into a Accounts Receivable Factoring Agreement (the "Factoring Agreement") with Silicon Valley Bank (the "Bank"). The Company issued 93,024 warrants to the Bank as part of this agreement. The Company has been factoring the majority of the accounts receivable from laboratory operations to provide the Company with working capital to meet laboratory operations obligations and to maintain minimal corporate operations. Under the terms of this agreement, the Bank will advance 80% of accepted receivables and charge the Company an administrative fee of .75% and an annualized rate of 21% on outstanding balances.

The Company extended until June 30, 1999, the 1,700,000 warrants issued in conjunction with the Company's initial public offering of its securities in October 1996. These warrants expired June 30, 1999.

The Company has entered into deferred compensation agreement with four of its senior executives. The agreements provide that a specified portion of their salaries be deferred until they elect to receive the deferred amount. There was no deferred compensation incurred for the year ended June 30, 1998. Deferred compensation expense in connection with these agreements was $198,583 for the year ended June 30, 1999 and $262,996 for the period from inception to June 30, 1999. In 1997, the liability for deferred compensation of $64,413 was converted to a promissory note bearing annual interest at 7% and is payable on demand. In 1999, the liability for deferred compensation of $198,583 was converted to a promissory note bearing annual interest at 7% and is payable on demand. This obligation is included with notes payable to related parties on the accompanying consolidated balance sheet. The Company has not made any interest payments since September of 1998.

The Company had entered into a contract for management and consulting services with a company owned by certain of the Company's stockholders. The Company incurred $186,000 for management and consulting services provided during the year ended June 30, 1996 and $300,098 for the period from inception to June 30, 1999. The liability for management consulting services under the contract of $187,000 was converted in 1997 to a promissory note bearing annual interest at 7% and is payable on demand. This obligation is included with notes payable to related parties on the accompanying consolidated balance sheet. The management contract was terminated effective June 28, 1996.

Products and Services

In May 1998, the Company received a letter from the FDA in response to its 510(k) application for the OsteoPatch(TM) device notifying the Company that the agency did not find the device to be substantially equivalent to the predicate device, a urine test marketed by Metra Biosystems. Despite numerous discussions and a meeting with the FDA in July 1998, the Company was unable to reverse the agency's decision or negotiate requirements for additional data that were within the Company's financial ability to perform. Due to lack of funds, the Company ceased development activities on the OsteoPatch device in August 1998.

In December 1998, the Company failed to make a payment of $1.6 million to Sudormed, the licensor of the patch technology relating to the SweatPatch and OsteoPatch, resulting in a default under the License Agreement and the Supply Agreement. Sudormed terminated the License Agreement in May, 1999 for failure to make required payments. The Agreement permits the Company to retain full license rights as long as the Company has inventory of patches. As of June 30, 1999 the Company had approximately 100,000 patches in inventory. As of June 30, 2000 the Company had approximately 80,000 patches in inventory. All investments in SweatPatch technology, including the OsteoPatch, were expensed in March, 1999.

In May 2000, the Company announced the signing of an Agreement of Purchase and Sale of Assets with Saigene Corporation, a privately held company located in Redmond, Washington. This Purchase Agreement, which is subject to stockholder approval, will transfer the business and assets of the Company's Seattle laboratory operation to Saigene for a total consideration of $4,000,000, including cash, cash advances, notes to Preferred Stockholders, and assumption of debt. In June 2000, the Company announced an extension of the closing date with Saigene for this transaction from June 15, 2000 to August 15, 2000. Saigene has defaulted under the terms of the Amendment. See Future Operating Results for additional information.

The SalivaSac(R), developed by the Company, collects a non-invasive saliva sample that the Company had hoped would be able to replace blood and urine testing in various applications. The Company had been awarded two SBIR Phase I grants to research this technology for non-invasive glucose monitoring. As a result of this research the Company is using its SalivaSac(R) technology to develop a screening product to detect diabetes in the general population and a monitoring product to produce detailed quantitative measurements of glucose levels to enable diabetics to monitor glucose levels throughout the day. While previous attempts by others to correlate saliva glucose with blood glucose have been unsuccessful, the Company has had encouraging preliminary results using the SalivaSac(R) device, as it appears to exclude substances that interfere with accurate glucose measurements. However, almost all development of the SalivaSac has been suspended as of December, 1998 due to a lack of funding and without additional funding the Company will not be able to successfully develop the Saliva Sac for such use. In September, 1999 the Company received a SBIR Phase I grant to research the use of the SalivaSac technology for the collection and measurement of homocysteine, a newly discovered marker with potential application for use as a risk factor in heart disease. It is not known at this time if the grant research will be successful. Even if successful, the Company does not have sufficient resources to develop a commercially feasible product.

Future Operating Results

The Company executed an Agreement of Purchase and Sale of Assets with Saigene Corporation dated April 18, 2000 (the "Purchase Agreement"). The Purchase Agreement, which is subject to shareholder approval, will transfer the business and all assets of the Company's Seattle laboratory operation to Saigene for a total consideration of $4,000,000. Substantially all of the Company's fixed assets and all of the Company's accounts receivable will be sold. Although a cash payment of approximately $650,000 was due on June 15, 2000 under the Purchase Agreement, Saigene did not make such payment and requested an extension of time in order to comply. Accordingly, the Purchase Agreement was amended on June 22, 2000 (the "Amendment"). The Amendment extends the Closing Date of the Purchase Agreement from June 15, 2000 to August 15, 2000 and Saigene is required to pay $150,000 of the purchase price on or before July 15, 2000. The balance of cash and escrow payments and all other consideration originally due on June 15 will be due on August 15, 2000.

In exchange for this extension, Saigene has agreed to (i) waive all financial claims against the Company for funds advanced under the Management Agreement and forfeit all monies paid under the Purchase Agreement and (ii) be responsible for all liabilities previously assumed by Saigene or agreed to be assumed by Saigene including the debt to the landlord of the Lake Forest, California facility in the event that Saigene fails to make cash payments due on July 15 or August 15, 2000. There can be no assurance that Saigene will be able to complete the Purchase Agreement as amended or consummate the transactions contemplated therein. Failure to complete this transaction would return operational control of the laboratory to the Company. While the laboratory would have less debt as a result of the Amendment, the Company will not be financially capable of maintaining the laboratory operation and there can be no assurance that another buyer could be found in a timely manner. This could force the Company to seek protection from creditors under the bankruptcy laws.

Saigene failed to make the required $150,000 payment due on July 15, 2000 and informed the Company that they would not be able to close the laboratory sale until October 15, 2000. Saigene paid $75,000 on July 19, 2000 and is in default on the Purchase Agreement and the Amendment. The Company is attempting to negotiate a new contract amendment with Saigene that provides Saigene with additional time to raise the money necessary to close the laboratory purchase while compensating the Company for the delays in a manner that is acceptable to both parties. There can be no assurance that the negotiations will lead to an acceptable contract amendment. In the event that the Purchase Agreement is terminated, the Company will retain all funds received thereunder, will not be obligated to pay the judgment to the California landlord, and will take over operations of the laboratory. It is likely that the Company would then seek another buyer for the laboratory. There can be no assurance that a buyer can be found. Failure to find a buyer for the laboratory in a timely manner may require the Company to seek protection from its creditors under the bankruptcy laws since it is unlikely that the laboratory operations will provide sufficient positive cash flow to satisfy the Company's obligations to its creditors.

Even upon completion of the transaction with Saigene, the Company will still have various debts and claims that need to be settled. These include amounts owed to various consultants, vendors and suppliers of the Company not related to the Seattle laboratory operation (estimated to be between $250,000 and $400,000); deferred pay to current and former employees (as of June 30, 2000 approximately $700,000); and a potential liability of approximately $2.0 million related to the OsteoPatch technology. The Company will attempt to settle these debts with cash, stock, and technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws. If the Company is successful in settling the remaining debts, then the Company plans to pursue a merger with another company as a means of providing some value to common stockholders. There can be no assurance that the Company will be successful in finding and negotiating a successful merger or that any such merger would create value for the stockholders.

The Minnesota Mining and Manufacturing Company (3M), as a party in possession of secured property, has not informed the Company of its plans for the Sudormed assets. This includes the SkinPatch(TM) technology rights, which are part of the Company's OsteoPatch(TM) product. The Company had sought to reestablish certain rights to this technology in order to create additional value for the Company's other intellectual property related to the OsteoPatch. Without an agreement with 3M, the Company's OsteoPatch assets may not have any value. The Company expensed all of these assets in March 1999. In May 2000, 3M notified the Company that, in its capacity as a secured party in possession of the Sudormed assets, it demands payment in full of the $1.6 million plus accrued interest and fees due under the License Agreement between the Company and Sudormed. The Company and 3M are seeking to settle this claim. 3M has objected to the laboratory sale transaction that is proceeding with Saigene. Although, the Company disputes 3M's claim, 3M may seek to enforce its rights through legal process. The Company is not certain of the impact of 3M's demand on the proposed transaction with Saigene or what legal rights may be asserted by 3M to protect its claim. If 3M should be successful in blocking the proposed sale of the laboratory, or commences a legal action against the Company, the Company may have no alternative than to seek protection from creditors under the bankruptcy laws. In that event the Company would intend to sue 3M for damages to shareholders and creditors as a result of this action.

ITEM 7  - FINANCIAL STATEMENTS

The required financial statements appear at the end of this report, and are incorporated herein by reference. See index to consolidated financial statements at page F-1.

ITEM 8  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

On June 22, 1998, the Company received the written resignation of Coopers & Lybrand L.L.P. ("C&L") as the Company's independent auditors. During the two fiscal years ended June 30, 1997, C&L's reports on the Company's financial statements contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

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

During the two fiscal years ended June 30, 1997, and through June 22, 1998, there were no disagreements with C&L on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure which disagreements, if not resolved to the satisfaction of C&L, would have caused it to make reference to the subject matter of the disagreement in connection with its report, except that the Company, based on a review by C&L of the Company's unaudited financial statements, amended a press release which previously reported third quarter results. In an amended press release, the Company reported a non-cash adjustment of $187,400, reflecting accelerated depreciation of certain license rights, which adjustment increased losses by a like amount. Additionally, the Company increased its loss per share by $0.26 as a result of such accelerated depreciation and an adjustment for imputed dividends associated with the grant of an option to acquire preferred stock. Such amended results were included in the Company's Quarterly Report on Form 10-QSB as filed with the Commission on May 15, 1998.

The Company requested C&L to furnish it with a letter addressed to the Securities and Exchange Commission stating whether C&L agrees with the statements contained in the second and third paragraphs above. A copy of the letter from C&L to the Securities and Exchange Commission was filed as Exhibit 1 with Form 8-K filed with the Commission on June 26, 1998 (File No. 0-21537).

The Company engaged Grant Thornton, LLP as auditor as disclosed in its current Report on Form 8-K filed with the Commission on July 29, 1998 (File No. 0-21537).

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors as of June 30, 1999
-----------------------------


                                                  Present Principal Occupation and
Name, Business                                    Principal Occupation During Last                    Director
Address and Age                                     Five Years; Other Activities                        Since
------------------------------------ ------------------------------------------------------------ ------------------

Ellen A. Rudnick                     Ellen A. Rudnick has served as Chairman of the Company        1996
Age 48                               since July 1996, and served from 1993 to 1996 as Chairman
                                     of the Board and a director of BioQuant, Inc., a
                                     wholly-owned subsidiary of the Company ("BioQuant").
                                     Since 1992, she has served as Chairman of CEO Advisors,
                                     Inc. ("CEO Advisors"), a health care consulting company
                                     that she and Mr. Kanan founded. From 1990 through 1992,
                                     Ms. Rudnick served as president and CEO of Healthcare
                                     Knowledge Resources, Inc., a health care information
                                     company in Ann Arbor, Michigan and as President of its
                                     successor, HCIA. She was employed from 1975 to 1990 by
                                     Baxter Healthcare Corporation, most recently as Corporate
                                     Vice President and President of its Management Services
                                     Division. She serves on the Boards of NCCI and Lakeland
                                     Health Services and Health Management Systems, Inc., a
                                     healthcare information services company. Ms. Rudnick
                                     holds a B.A. degree from



                                                  Present Principal Occupation and
Name, Business                                    Principal Occupation During Last                    Director
Address and Age                                     Five Years; Other Activities                        Since
------------------------------------ ------------------------------------------------------------ ------------------
                                     Vassar College and an M.B.A.
                                     degree from the University of Chicago Graduate School of
                                     Business. Resigned on December 18, 1999.
------------------------------------ ------------------------------------------------------------ ------------------
Paul G. Kanan                        Paul G. Kanan has served since July 1996 as the President,       1996
Age 53                               Chief Executive Officer and a director of the Company, and served from 1993 to 1996 as the President and a director of
                                     BioQuant. Mr. Kanan is also an officer and director of CEO
                                     Advisors, a health care consulting firm that he and Ms.
                                     Rudnick founded in 1992. From 1991 to 1992, Mr. Kanan
                                     operated his own health care consulting firm, and during
                                     part of such period served as acting CEO and CEO of SPS,
                                     Inc., a healthcare service firm. From 1988 to 1991, he
                                     served as President and CEO of Oncotech, Inc., a medical
                                     diagnostic company in Irvine, California involved in the
                                     development and marketing of oncological testing. From 1976 to 1988, Mr. Kanan was employed by Baxter Healthcare
                                     Corporation, most recently as President of its Chemotherapy
                                     Services Division. He received his B.S.E. degree from the
                                     University of Michigan and an M.B.A. degree from Harvard
                                     University Graduate School of Business.

Mary L. Campbell                     Mary L. Campbell, a director since July 1996, currently          1996
Age 54                               serves as Principal and Vice President of EDM, Inc., the
                                     general partner of the Enterprise Development Fund II,
                                     L.P., a venture capital fund managing $30 million. Ms.
                                     Campbell is also a director of Aastrom Biosciences, Inc., a publicly held cell therapy company; Think & Do Software,
                                     Inc., a developer and marketer of factory automation
                                     software; and Chairman of the Board and Director of Origen,
                                     Inc., an animal health company. Ms. Campbell received her
                                     Masters of Business Administration from the University of
                                     Michigan; her Masters of Special Education from Fairfield
                                     University; and her Bachelor of Arts in English from the
                                     University of Michigan. Resigned on September 7, 1999.

Terry M. Giles                       Terry M. Giles has been a director of the Company since         1996-98 and
Age 50                               March 24, 2000 and was a director of the Company from July      since 2000
                                     1996 through September 1998. He was previously a director
                                     of PBI-WA from 1995 to 1996. In 1975, Mr. Giles founded the law firm of Giles and Burkhalter, Orange County,
                                     California, of which he was a member. Mr. Giles has served on the board of Computerland since 1987, and is a member of the Board of Regents of Pepperdine University. He received his B.A. from the California State University of Fullerton and his J.D. from Pepperdine University School of Law.

Craig M. Goldstone                   Craig M. Goldstone, a director of the Company since July        1996
Age 42                               1996, was Chairman of the Board of Pacific Biometrics,
                                     Inc., a Washington Corporation and wholly-owned subsidiary of the Company ("PBI-WA") from 1995 to 1996. He also serves as Senior Vice President-Investments for Paine Webber's New
                                     York office, which he joined in January, 1995. From May
                                     1991 to January 1995, Mr. Goldstone held Vice President
                                     positions at Lehman Brothers. Resigned on October 28, 1999.



                                                  Present Principal Occupation and
Name, Business                                    Principal Occupation During Last                    Director
Address and Age                                     Five Years; Other Activities                        Since
------------------------------------ ------------------------------------------------------------ ------------------
Douglas S. Harrington, M.D.          Douglas S. Harrington,  M.D., a director of the Company and        1996
Age 46                               member of the Company's Scientific Advisory Board since July
                                     1996, and from 1993 to 1996 was Chairman of the BioQuant
                                     Scientific Advisory Board and a director since 1995. Dr.
                                     Harrington has been Chief Executive Officer and director of
                                     ChromaVision Medical Systems, Inc., a diagnostic
                                     instrumentation company, since January 1997. From 1992 to
                                     early 1995, Dr. Harrington was the President of Nichols
                                     Institute Reference Laboratory in San Juan Capistrano,
                                     California, a major reference laboratory for esoteric
                                     testing. Dr. Harrington also serves as an Associate Clinical professor of pathology and microbiology at the University of
                                     Nebraska Medical Center, where he has been a member of the faculty since 1986. He received his B.A. from the University of California and his M.D. from The University of Colorado
                                     Health Sciences Center. He is board certified in anatomical and clinical pathology and hematology. Resigned on October
                                     27, 1999.


As of June 30, 2000, the directors of the Company consisted of Paul Kanan and Terry Giles, who was formerly a director of the Company through September 10, 1998 and was reappointed as a director on March 24, 2000.

During the fiscal year ended June 30, 1999, the Company's Board of Directors held 15 meetings, which were attended by 89% of the then current directors in person or by telephone.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive compensation for serving on the Board of Directors as described below. During fiscal 1999, the Company had established audit (Douglas Harrington, M.D. and Mary Campbell) and compensation (Mary Campbell and Craig Goldstone) committees, comprised solely of non-employee directors. However, in light of the resignations of most of the Board Members, the Company does not have an audit or compensation committee. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

There is no family relationship among any of the directors or executive officers of the Company.

Compensation of Directors

The Company's policy is not to pay compensation to directors who are also employees of the Company for their services as directors. The Company's compensation policy for non-employee directors is to grant such persons for each meeting attended in person (up to a maximum of six meetings per year) that number of stock options, based on the fair market value on the date of grant, equal to $1,000. The Company will also reimburse reasonable out-of-pocket expenses of directors for attendance at meetings.

Executive Officers as of June 30, 1999
--------------------------------------

The executive officers of the Company as of June 30, 1999 are listed below. There is no arrangement or understanding between any executive officer and any other person regarding selection as an officer.



          NAME                AGE                                     POSITION
          ----                ---                                     --------
Ellen A. Rudnick              48      Chairman of the Board

Paul G. Kanan                 53      President, Chief Executive Officer and Director

Elizabeth Teng Leary          52      Vice President of Laboratory Services

Peter B. Ludlum               45      Vice President of Finance and Chief Financial Officer

Paul G. Kanan              See "Proposal 1 - Election of Directors" for biographical information.

Ellen A Rudnick            See "Proposal 1 - Election of Directors" for biographical information.

Elizabeth Teng Leary,
Ph.D., DABCC               Elizabeth Teng Leary has served as the Company's Vice President of
                           Laboratory Services since July 1996. From 1989 to 1996, she was Vice
                           President and Director of the Laboratory Division of PBI-WA. Dr. Leary
                           has served in a number of clinical laboratory management positions prior to co-founding PBI-WA in 1989. Dr. Leary served as the Director of Chemistry at Cooperative Medical Laboratories of Providence
                           Hospital, Everett Washington from 1978 to 1989; Consultant to the
                           Northwest Lipid Research Center from 1988 to 1989; and Director of
                           Chemistry at the General Hospital of Everett from 1978 to 1989. Dr.
                           Leary is a Diplomat of the American Board of Clinical Chemistry and
                           serves as Chair of the American Association for Clinical Chemistry
                           Lipid and Lipoproteins Division. She is also the Director of the CDC
                           Cholesterol Reference Method Laboratory at Pacific Biometrics Research
                           Foundation. Her focus in recent years has been standardization and method development in lipids and osteoporosis testing. She has authored over 25 publications and abstracts. Dr. Leary received her
                           B.A. from the University of California, Berkeley; her Ph.D. in biochemistry from Purdue University; and participated in postdoctoral training in clinical chemistry at the University of Washington.
                           Resigned as an officer on September 24, 1999 but is still an employee of the Company.

Peter B. Ludlum            Peter B. Ludlum has served as the Company's Vice President of Finance and
                           Chief Financial officer since November 1996. From 1989 to 1996 Mr.
                           Ludlum served as Controller of Derlan Industries, Inc., a diversified manufacturing company. From 1978 to 1989 Mr. Ludlum held accounting and finance positions for Safeguard Health Enterprises Inc., NERCO
                           Inc., Bechtel Investments Inc., and Mobil Corporation. Mr. Ludlum
                           holds a B.S. degree in Business and Economics from Lehigh University, an M.B.A. degree from California State University, Fullerton and a
                           C.M.A. certificate in management accounting. Resigned as an officer on
                           October 31, 1999 and resigned as an employee on December 6, 1999.


Filing Requirements

The Company believes, to its knowledge, that all filing requirements under
Section 16(a) of the Securities Exchange Act of 1934, as amended, applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended June 30, 1999.

ITEM 10 - EXECUTIVE COMPENSATION

Executive Compensation

The following table summarizes all compensation paid by the Company with respect to each of the fiscal years presented for services in all capacities of the Company's Chairman, the Company's Chief Executive Officer and the Company's other highly compensated officers (the "Named Executive Officers"). No other executive officer of the Company earned in excess of $100,000 in any of such fiscal periods.

                           Summary Compensation Table



                                         Annual Compensation                    Long Term Compensation
                                         -------------------                    ----------------------
                                                   Other
                                                   Annual          Awards
                                                   Compen-       Restricted                               All Other
 Name and Principal              Salary    Bonus   sation        Stock Awards  Options/   LTIP Payouts     Compen-
     Position            Year     ($)       ($)    ($)(4)             (S)      SARs (#)       ($)         sation ($)
-------------------      ----   ------    ------   --------      -----------   ---------   -----------    ----------
Ellen A. Rudnick(1)     1999      32,500     -      71,500            -            -             -             -
Chairman                1998     150,667     -           -            -            -             -             -
                        1997     128,323     -           -            -            -             -             -

Paul G. Kanan           1999      91,667     -     108,333            -            -             -             -
President, Chief        1998     193,333     -           -            -            -             -             -
Executive Officer and   1997     165,000     -           -            -            -             -             -
Director

Elizabeth Teng          1999      57,917     -      42,083            -            -             -             -
Leary(2)
Vice President and      1998      94,375   27,316        -            -            -             -             -
Director of             1997      83,280    7,989        -            -            -             -             -
Laboratories

Peter B. Ludlum(3)      1999      81,667     -      18,333            -            -             -             -
Vice President of       1998      98,667    7,250        -            -            -             -             -
Finance and Chief       1997      60,000     -           -            -            -             -             -
Financial Officer


 (1) Ms. Rudnick resigned as an employee of the Company effective February 28, 1999 and resigned as Chairman of the Board effective December 18, 1999.
 (2) Ms. Leary resigned as an officer of the Company effective September 24, 1999 and remains an employee of the Company.
 (3) Mr. Ludlum resigned as an officer of the Company effective October 31, 1999 and as an employee effective December 6, 1999.
 (4) Deferred compensation, all of which is still payable to the above employees as of the date of this report.


                        Option Grants During Fiscal 1999


                                        Number of             Percent of
                                      securities            total options
                                       underlying             granted to             Exercise or
                                     options granted         employees in             base price           Expiration
             Name                          (#)                fiscal year               ($/Sh)                date
  ----------------------------      ------------------      ----------------       -----------------      -------------
  Elizabeth Teng Leary                    30,000                  9.6%                  $0.25               5/25/04
  Peter B. Ludlum                         30,000                  9.6%                  $0.25               5/25/04


The following table reflects options exercised during the fiscal year and the year-end values for in-the-money options for each of the named executive officers:

         AGGREGRATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                               OPTION/SAR VALUES


--------------------------- ------------- ----------- ----------------------------- ----------------------------
           Name                Shares       Value         Number of Securities         Value of Unexercised
                            Acquired On    Realized      Underlying Unexercised      In-The-Money Options/June
                            Exercise (#)     ($)          Option/June 30, 1999      30, 1999 ($) Exercisable /
                                                       Exercisable/Unexercisable           Unexercisable
--------------------------- ------------- ----------- ----------------------------- ----------------------------
Ellen A. Rudnick                 0            0              283,183/32,500                  27,707/ 0
--------------------------- ------------- ----------- ----------------------------- ----------------------------
Paul G. Kanan                    0            0              281,183/32,500                 27,707 / 0
--------------------------- ------------- ----------- ----------------------------- ----------------------------
Elizabeth Teng Leary             0            0              70,760/57,500                     0 / 0
--------------------------- ------------- ----------- ----------------------------- ----------------------------
Peter B. Ludlum                  0            0              53,750/33,750                     0 / 0
--------------------------- ------------- ----------- ----------------------------- ----------------------------


Employment Contracts

In October, 1996, the Company entered into two year employment agreements with each of Paul Kanan, Ellen Rudnick, and Elizabeth Teng Leary, Ph.D., the Company's key employees. All such contracts expired in October of 1998 and were not renewed.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

The following table sets forth certain information as of June 30, 2000 with respect to the number of shares of Common Stock beneficially owned by (i) those persons known to the Company to be the owners of more than five percent of the Common Stock, (ii) each director of the Company (one of whom is the Chief Executive Officer of the Company) and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such stockholder.


Name and Address(1)                 Amount and Nature           Percent of
                                      of Beneficial            Common Stock
                                     Ownership(2)(3)           Outstanding
-------------------                 -----------------          -------------
Terry M. Giles(4)                         416,942                   10.9%

Paul G. Kanan(5)                          366,424                    8.9%

Enterprise Development Fund (6)           303,910                    8.0%

All directors and officers as a           783,366                    19.0
group (2 persons)(7)
---------------------------

 (1) The address of each of these persons is c/o the Company, 23120 Alicia Parkway, Suite 200, Mission Viejo, California 92692.

 (2) Unless otherwise noted, all persons named in the table have sole voting and dispositive power with respect to all Common Stock beneficially owned by them.

 (3) Includes currently exercisable options and warrants to purchase shares of Common Stock.

 (4) Mr. Giles' resigned from the Board of Directors effective on September 10, 1998 and rejoined the Board of Directors effective March 24, 2000.

 (5) Includes 58,991 shares of Common Stock held by the Kanan Living Trust Dated May 15, 1990, of which Mr. Kanan is a co-trustee with his wife, and 307,433 shares of Common Stock subject to currently exercisable warrants and options. Does not include 6,250 shares of Common Stock subject to options granted in September 1997, which will vest on September 18, 2000.

 (6) Includes 303,910 shares of Common Stock all held by Enterprise Development Fund I, L.P. ("EDF"), of which Enterprise Management, Inc. ("EMI") acts as general partner and in which Ms. Campbell, a former director of the Company, is an officer and one of three directors. Ms. Campbell disclaims beneficial ownership as to all of said shares, except for approximately 21,000 shares (or approximately 7 percent of such shares) which represents her one-third interest in EMI which, in turn, holds an approximately 21 percent interest in EDF.

 (7) Includes 475,933 shares of Common Stock and 307,433 shares of Common Stock subject to currently exercisable options and warrants. Does not include 6,250 shares of Common Stock subject to options granted to management, which have not yet vested. In the event such options and warrants are fully exercised, management will hold an aggregate of 783,366 shares or 19 percent based on a total of 4,117,604 shares outstanding subsequent to such exercise.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

Paul Kanan and Ellen Rudnick, are principals of CEO Advisors, a company that provided management services to BioQuant beginning in 1993. This arrangement has been terminated effective upon the consummation of the Mergers on June 28, 1996, except for the provision of an assistant to Ellen Rudnick, rent and office support on a pro rata basis which amounted to $41,349 and $28,172 in fiscal 1998 and fiscal 1997, respectively. During fiscal 1995 and fiscal 1996, BioQuant paid CEO Advisors an aggregate of $109,000 and $186,000, respectively, for all services rendered. Amounts outstanding at June 30, 1996 under this arrangement aggregated $187,000, for which two promissory notes were issued in the principal amount of $93,500 and bear interest at 7 percent per annum. The promissory notes were issued to each of Paul Kanan and Ellen Rudnick along with options to purchase 27,100 shares of Common Stock at an exercise price of $3.45 as an inducement to accept the notes in lieu of cash. The notes are payable on demand.

The Company has entered into deferred compensation with four of its senior executives, Paul Kanan, Ellen Rudnick, G. Russell Warnick and Elizabeth Teng Leary. At June 30, 1998, the Company's deferred compensation obligation was $65,413. Compensation expense in connection with these agreements was $30,417 and $22,496 for the years ended June 30, 1997 and 1996, respectively, and $54,413 for the period from inception to June 30, 1997. The liability for deferred compensation of $65,413 was converted into promissory notes bearing annual interest at 7% and are payable on demand.

In March of 1999 the Company converted $199,000 in deferred salary to three of its senior executives into additional debt due under the same terms as the above debt accruing interest at 7%. The Company has not made any interest payments since September of 1998.

In May 1999, the Board of Directors of the Company granted, pursuant to the Plan, options to purchase Common Stock at an exercise price of $0.25 per share to officers as follows: Elizabeth Teng Leary -- 30,000; Peter Ludlum -- 30,000.

The Company believes that the transactions between the Company and its officers and directors described above are on terms no less favorable to the Company then could have been obtained from unaffiliated parties under similar circumstances.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits are listed on the Index to Exhibits at the end of this report. The exhibits required by Item 601 of Regulation S-B are listed on such Index in response to this Item and are incorporated herein by reference.

 (b) Form 8-K reports were filed during the last quarter of the period covered by this report as follows:

     (i) Current Report on Form 8-K filed with the Commission on April 13, 1999 (File No. 0-21537)

     (ii) Current Report on Form 8-K filed with the Commission on August 31, 1999 (File No. 0-21537)

     (iii) Current Report on Form 8-K filed with the Commission on October 28, 1999 (File No. 0-21537)

     (iv) Current Report on Form 8-K filed with the Commission on May 15, 2000 (File No. 0-21537)

     (v) Current Report on Form 8-K filed with the Commission on June 26, 2000 (File No. 0-21537)

                            PACIFIC BIOMETRICS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Report of Independent Certified Public Accountants....................... F - 2

Consolidated Balance Sheet as of June 30, 1999............................F - 3

Consolidated Statements of Operations for the years ended
    June 30, 1999 and 1998, and for the period from inception
    (December 1992) to June 30, 1999......................................F - 4

Consolidated Statements of Cash Flows for the years ended
     June 30, 1999 and 1998, and for the period from inception
     (December 1992) to June 30, 1999.....................................F - 5

Consolidated Statements of Stockholders' Equity for the
     period from inception (December 1992) to June 30, 1999...............F - 7

Notes to Consolidated Financial Statements................................F - 9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Pacific Biometrics, Inc.


We have audited the accompanying consolidated balance sheet of Pacific Biometrics, Inc. (a company in the development stage) as of June 30, 1999, and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for the years ended June 30, 1999 and 1998 and the period from inception (December 1992) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Biometrics, Inc. as of June 30, 1999, and the consolidated results of its operations and its consolidated cash flows for the years ended June 30, 1999 and 1998 and the period from inception (December 1992) to June 30, 1999, in conformity with accounting principle generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced recurring losses from operations and cash flow shortages, and has reported deficiencies in working capital and stockholders' equity. Also, the Company has significant amounts of debt that is past due as of June 30, 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       Grant Thornton, LLP

Irvine, California
July 21, 2000

                               PACIFIC BIOMETRICS, INC.
                         (a company in the development stage)
                              CONSOLIDATED BALANCE SHEET
                                    June 30, 1999

                                        ASSETS

Current assets:
    Cash and cash equivalents                                      $            36,377
    Accounts receivable, net of allowance for doubtful
          accounts of $40,000                                                  282,488
    Prepaid expenses and other                                                  42,223
                                                                     ------------------
          Total current assets                                                 361,088

Property and equipment, net                                                    446,286

Other assets:
    Restricted cash                                                             75,453
    Deposit and other                                                            2,000
                                                                     ------------------
          Total assets                                             $           884,827
                                                                     ==================


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Notes payable to bank                                          $            55,526
    Notes payable to related parties                                           453,372
    Notes payable other                                                         15,764
    Accounts payable                                                           577,937
    Accrued liabilities                                                        505,352
    Dividends payable                                                          165,828
    Deferred compensation                                                       87,834
    Advances from customers                                                     68,436
    Technology licenses payable                                              2,244,040
    Capital lease obligations                                                  329,142
                                                                     ------------------
          Total current liabilities                                          4,503,231
                                                                     ------------------

    Capital lease obligations - long term portion                               99,886
                                                                     ------------------
          Total long term liabilities                                           99,886
                                                                     ------------------

Stockholders' deficit:
    Preferred stock, $0.01 par value, 5,000,000 shares
          authorized, 1,550,000 shares issued and outstanding                   15,500
    Common stock, $0.01 par value, 30,000,000 shares
          authorized, 3,810,171 shares issued and outstanding                   38,102
    Additional paid-in capital Preferred Stock                               5,000,966
    Additional paid-in capital Common Stock                                 13,642,624
    Deficit accumulated during the development stage                      (22,415,482)
                                                                     ------------------
          Total stockholders' deficit                                      (3,718,290)
                                                                     ------------------
          Total liabilities and stockholders' deficit              $           884,827
                                                                     ==================

The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (a company in the development stage)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Years Ended June 30, 1999 and 1998
         and the Period from Inception (December 1992) to June 30, 1999

                                                                                                            Period
                                                                      Year Ended June 30                from Inception
                                                               ---------------------------------      (December 1992) to
                                                                    1999             1998               June 30, 1999
                                                               ---------------------------------     ---------------------
         Revenues                                                   $1,492,607       $2,521,561             $   9,026,850
                                                               ---------------    -------------        ------------------

         Operating expenses:
             Laboratory expense and cost of goods sold               1,233,105        2,097,874                 6,906,465
             Research and product development                          997,881        2,387,640                 6,064,925
             Selling, general and administrative                     2,340,345        2,168,424                 8,482,895
             Purchased in-process research and development                   0                0                 6,373,884
             Amortization of intangible assets                         593,543          432,154                 1,188,187
                                                               ---------------    -------------        ------------------

                   Total operating expenses                          5,164,874        7,086,092                29,016,356
                                                               ---------------    -------------        ------------------

         Operating loss                                            (3,672,267)      (4,564,531)              (19,989,506)
                                                               ---------------    -------------        ------------------

         Other income (expense):
             Interest expense                                        (222,552)        (181,932)                 (616,333)
             Interest income                                            25,818          137,936                   317,283
             Impairment of intangible assets                       (2,078,100)                0               (2,078,100)
             Grant and other                                         (121,934)          (3,309)                  (48,826)
                                                               ---------------    -------------        ------------------
                                                                   (2,396,768)         (47,305)               (2,425,976)
                                                               ---------------    -------------        ------------------

         Net loss                                                 (6,069,035)       (4,611,836)              (22,415,482)
                                                               ==============     =============        ==================

         Preferred stock dividend paid or accrued                    (248,000)         (70,093)

         Deemed preferred stock dividend                                     0      (1,937,500)
                                                               ---------------    -------------

         Net loss applicable to common stockholders              $(6,317,035)     $ (6,619,428)
                                                               ==============     =============

         Basic and diluted loss per share                        $     (1.69)            (1.79)
                                                               ==============     =============

         Weighted average number of shares outstanding,
         basic and diluted                                          3,735,003         3,707,807
                                                               ==============     =============



    The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (a company in the development stage)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Years Ended June 30, 1999 and 1998
         and the Period from Inception (December 1992) to June 30, 1999

                                                                                                                 Period
                                                                                                         from Inception
                                                                                                        (December 1992)
                                                                        Year Ended        Year Ended                to
                                                                      June 30, 1999     June 30, 1998     June 30, 1999
                                                                  ------------------------------------------------------
Cash flows from operating activities:
       Net loss                                                      $(  6,069,035)    $(  4,611,836)  $ (  22,415,482)

Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation & amortization                                          244,782           284,555           673,645
       Amortization and write-off of technology licenses                  2,626,643           432,154         3,221,297
       Common stock and warrants issued for services
       and financings                                                       128,761                 -           896,087
       Services provided for subscription receivable                              -                 -            55,556
       Amortization of goodwill                                                   -                 -           428,368
       Purchased in process research and product development                      -                 -         6,373,884
       Interest expense for intangible asset                                107,141           116,572           223,713
       Write off of Spin-Pro asset                                                -           126,323           226,323
       Changes in assets and liabilities:
         Accounts receivable                                                 10,079           176,748         (125,266)
         Other receivables                                                        -                 -            37,751
         Inventory                                                          196,891         (171,102)            26,508
         Prepaid expenses                                                   176,469          (44,726)          (27,776)
         Accounts payable and accrued liabilities                           422,001           236,638           899,418
         Deferred compensation                                                    -                 -            34,996
         Advances from customers                                             58,517         (108,515)         (143,662)
                                                                  ------------------------------------------------------
            Net cash used in operating activities                       (2,097,751)       (3,563,189)       (9,614,640)
                                                                  ------------------------------------------------------

Cash flows from investing activities:

       Cash acquired in connection with mergers                                   -                 -           221,698
       Advances to BioQuant prior to acquisition, net                             -                 -         (145,000)
       Capital expenditures                                                 (8,398)          (94,166)         (300,956)
       Deposits and other                                                         -                 -           (9,702)
       Purchase of short-term investments                                         -                 -         (973,110)
       Proceeds from sale of short-term investments                               -           973,110           973,110
                                                                  ------------------------------------------------------
            Net cash (used in) provided by investing activities             (8,398)           878,944         (233,960)
                                                                  ------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.


<

                            PACIFIC BIOMETRICS, INC.
                      (a company in the development stage)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Years Ended June 30, 1999 and 1998
         and the Period from Inception (December 1992) to June 30, 1999

                                                                                                                 Period
                                                                                                         from Inception
                                                                         Year Ended        Year Ended   (December 1992)
                                                                                                                     to
                                                                      June 30, 1999     June 30, 1998     June 30, 1999
                                                                  ------------------------------------------------------
Cash flows from financing activities:
         Common stock sold for cash or services                                   -                 -         9,548,905
         Purchases of technology license                                  (109,067)         (818,756)       (1,027,823)
         Borrowings from related parties                                          -                 -           859,963
         Preferred stock sold for cash                                            -         3,100,000         3,100,000
         Cost of equity                                                           -          (21,034)       (1,811,325)
         Preferred stock dividend paid                                    (135,821)          (16,445)         (152,266)
         Common stock exercise proceeds                                           -             1,750            28,253
         Proceeds (repayments) with related parties                         286,417             1,250           141,469
         Repayment of bank borrowings                                             -                 -         (246,616)
         Proceeds of Second Bridge Loan                                           -                 -         1,000,000
         Repayment of Second Bridge Loan                                          -                 -       (1,000,000)
         Prepaid financing costs                                             25,446          (13,446)                 0
         Transfer to restricted cash                                         24,547                 -          (75,453)
         Payments on capital lease obligations                            (193,052)         (221,713)         (480,131)
                                                                  ------------------------------------------------------
             Net cash (used in) provided by financing activities          (101,530)        2,011,606         9,884,976
                                                                  ------------------------------------------------------

       Net Change in cash and cash equivalents                          (2,207,679)         (672,638)            36,377
                                                                  ------------------------------------------------------
       Cash and cash equivalents, beginning of period                     2,244,056         2,916,695                 0
                                                                  ------------------------------------------------------

       Cash and cash equivalents, end of period                         $    36,377        $2,244,056       $    36,377
                                                                  ======================================================


The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         For the Period from Inception (December 1992) to June 30, 1999

                                                                    Common Stock                            Preferred Stock
                                                             --------------------------- Subscription --------------------------
                                                                    Shares       Amount   Receivable         Shares       Amount
                                                             -------------- ------------ ------------ ------------- ------------

Common stock issued for cash at inception (December 1992)          511,862       $5,119   ($245,000)
Cash received in satisfaction of subscription receivable                                     161,000
Net loss
                                                             -------------- ------------ ------------ ------------- ------------
  Balance, June 30, 1993                                           511,862        5,119     (84,000)             0            0

Common stock issued in connection with
  purchase of technology license and services                       62,561          569     (55,556)
Cash received in satisfaction of subscription receivable                                     122,578
Stockholder loans converted to equity
Common stock issued for cash                                         4,739           47
Net loss

                                                             -------------- ------------ ------------ ------------- ------------
  Balance, June 30, 1994                                           579,162        5,735     (16,978)             0            0

Services provided in satisfaction of subscription receivable                                  16,978
Stockholder loans converted to equity
Common stock issued for services and loan guarantees                47,867          479
Common stock issued in connection with acquisition of
  Pacific Biometrics, Inc. (a Washington corporation)              189,061        1,891
Common stock issued for cash                                        42,181          422
Conversion from $0.01 par value to no par value
  common stock                                                                2,011,392
Net loss

                                                             -------------- ------------ ------------ ------------- ------------
Balance, June 30, 1995                                             858,271    2,019,919            0             0            0

Common stock issued for cash                                        45,500      360,000
Common stock issued for services                                   135,080      466,026
Issuance of $0.01 par value common stock in exchange for
  no par value common stock in acquisitions of BioQuant
  and PacificBiometrics, Inc. (PBI-WA)                                       (2,835,556)
Common stock issued in connection with acquisition of
BioQuant                                                           700,364        7,003
Net loss
                                                             -------------- ------------ ------------ ------------- ------------
Balance, June 30, 1996                                           1,739,215       17,392            0             0            0

Common stock issued for services                                    64,000          640
Stockholder loans converted to common stock                        142,274        1,423
Common stock issued for cash                                         2,900           29
Initial Public Offering (IPO)                                    1,700,000       17,000
Underwriter commissions and IPO costs
Common stock issued upon exercise of stock options                  57,133          571            0
Net loss
                                                             -------------- ------------ ------------ ------------- ------------
Balance, June 30, 1997                                           3,705,522       37,055            0             0            0

Preferred stock issued for cash                                                                          1,550,000       15,500
Cost of preferred stock issue
Common stock issued upon exercise of stock options                   4,149           42            0
Net loss
Preferred stock dividends paid or accrued
Deemed preferred stock dividends
                                                             -------------- ------------ ------------ ------------- ------------
Balance, June 30,1998                                            3,709,671      $37,097           $0     1,550,000      $15,500

Common stock issued for services                                   100,500        1,005
Warrants issued related to financing agreements                                                    0
Net loss
Preferred stock dividends paid or accrued
                                                             -------------- ------------ ------------ ------------- ------------
Balance, June 30,1999                                            3,810,171      $38,102           $0     1,550,000      $15,500
                                                             ============== ============ ============ ============= ============

The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         For the Period from Inception (December 1992) to June 30, 1999

                                                                                                   Deficit
                                                                Preferred          Common      Accumulated
                                                               Additional      Additional       during the
                                                                  Paid-in         Paid-in      Development
                                                                  Capital         Capital            Stage           Total
                                                             ------------- --------------- ---------------- ---------------

Common stock issued for cash at inception (December 1992)                        $494,881                         $255,000
Cash received in satisfaction of subscription receivable                                                           161,000
Net loss                                                                                         (199,455)       (199,455)
                                                             ------------- --------------- ---------------- ---------------
  Balance, June 30, 1993                                                0         494,881        (199,455)         216,545

Common stock issued in connection with
  purchase of technology license and services                                      54,987                                0
Cash received in satisfaction of subscription receivable                                                           122,578
Stockholder loans converted to equity                                             310,000                          310,000
Common stock issued for cash                                                       49,953                           50,000
Net loss                                                                                         (732,874)       (732,874)
                                                             ------------- --------------- ---------------- ---------------
  Balance, June 30, 1994                                                0         909,821        (932,329)        (33,751)

Services provided in satisfaction of subscription receivable                                                        16,978
Stockholder loans converted to equity                                             324,963                          324,963
Common stock issued for services and loan guarantees                               80,021                           80,500
Common stock issued in connection with acquisition of
  Pacific Biometrics, Inc. (a Washington corporation)                             143,109                          145,000
Common stock issued for cash                                                      553,478                          553,900
Conversion from $0.01 par value to no par value
  common stock                                                                (2,011,392)                                0
Net loss                                                                                       (1,664,190)     (1,664,190)
                                                             ------------- --------------- ---------------- ---------------
Balance, June 30, 1995                                                  0               0      (2,596,519)       (576,600)

Common stock issued for cash                                                                                       360,000
Common stock issued for services                                                                                   466,026
Issuance of $0.01 par value common stock in exchange for
  no par value common stock in acquisitions of BioQuant
  and PacificBiometrics, Inc. (PBI-WA)                                          2,835,556                                0
Common stock issued in connection with acquisition of
BioQuant                                                                        5,919,997                        5,927,000

Net loss                                                                                       (7,560,863)     (7,560,863)
                                                             ------------- --------------- ---------------- ---------------
Balance, June 30, 1996                                                  0       8,755,553     (10,157,382)     (1,384,437)

Common stock issued for services                                                  220,160                          220,800
Stockholder loans converted to common stock                                       489,422                          490,845
Common stock issued for cash                                                        9,976                           10,005
Initial Public Offering (IPO)                                                   8,058,000                        8,075,000
Underwriter commissions and IPO costs                                         (1,790,290)                      (1,790,290)
Common stock issued upon exercise of stock options                                 25,932                0          26,503
Net loss                                                                                       (1,577,229)     (1,577,229)
                                                             ------------- --------------- ---------------- ---------------
Balance, June 30, 1997                                                  0      15,768,753     (11,734,611)       4,071,197

Preferred stock issued for cash                                 3,084,500                                        3,100,000
Cost of preferred stock issue                                    (21,034)                                         (21,034)
Common stock issued upon exercise of stock options                                  1,708                            1,750
Net loss                                                                                       (4,611,836)     (4,611,836)
Preferred stock dividends paid or accrued                          53,648        (70,093)                         (16,445)
Deemed preferred stock dividends                                1,937,500     (1,937,500)                                0
                                                             ------------- --------------- ---------------- ---------------
Balance, June 30,1998                                          $5,054,614     $13,762,868    ($16,346,447)      $2,523,632

Common stock issued for services                                                   78,309                           79,314
Warrants issued related to financing agreements                                    49,447                           49,447
Net loss                                                                                       (6,069,035)     (6,069,035)
Preferred stock dividends paid or accrued                        (53,648)       (248,000)                        (301,648)
                                                             ------------- --------------- ---------------- ---------------
Balance, June 30,1999                                          $5,000,966     $13,642,624    ($22,415,482)    ($3,718,290)
                                                             ============= =============== ================ ===============

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

The Company's focus is to (i) finalize development and commercialize the OsteoPatch(TM) (ii) evaluate the feasibility of non-invasive glucose testing using SalivaSac(R) (iii) identify collaborative and strategic partners to develop other applications for its platform technologies and (iv) expand its specialty reference laboratory business.

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

Inventory

Inventory consists of items used to calibrate test equipment or verify testing methods related to lipids, inventory related to saliva collection devices and OsteoPatch(TM) units. These items are recorded at the lower of estimated cost (weighted-average) or market. All remaining inventory was written off in 1999.

Restricted Cash

During 1997, in connection with the signing of a new facility lease in Seattle, Washington, the Company was required to maintain $100,000 as a security deposit, throughout the term of the lease. During 1999 this amount was reduced to

$75,453 and has been recorded as restricted cash on the accompanying consolidated balance sheet.

Long -Lived Assets

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

All of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized. See also Note 13.

Technology Licenses

The Company had an exclusive worldwide license for the use of a transdermal perspiration collection device for all medical diagnostic applications of Sudormed's skin patch technology. In addition, the license allowed for the development of all other potential applications of such technology, except for those relating to alcohol and drugs of abuse. This new license agreement replaced the Company's previous license agreement with Sudormed for the skin patch technology, which was for the single application of measuring bone loss markers in sweat, which is the basis for the Company's OsteoPatch(TM) system.

In exchange for the rights described above, the Company had agreed to pay Sudormed approximately $3 million over a fifteen month period plus an ongoing royalty payment based on the amount of sales of products developed under this license. Such payments included a lump-sum payment of $1.6 million due in December 1998. The Company is in default on this obligation (Note 15 and 16).

The Company has licensed exclusive rights, related to bone resorption in human perspiration, to use patented anti-pyridinium crosslinks antibody technology (this is an exclusive worldwide license excluding Japan). Licensing fees have been recorded at cost and are being amortized over the estimated useful lives of the agreement of four years. The amount charged to expense in connection with amortizing these licensing fees was $593,543and $432,154 for the years ended June 30, 1999 and 1998 respectively, and $1,188,187 for the period from inception to date.

Advances from Customers

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

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrual liabilities approximate fair value due to the short-term maturities of these instruments. The carrying value of the Company's debt approximates their estimated fair values because the rates of interest on the debt approximate current interest rates for similar obligations with like maturities. The technology license payable is currently in default and the ultimate repayment of this liability is uncertain. It is therefore impracticable for management to estimate its fair value as of June 30, 1999.

Stock-Based Compensation

 The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure provisions of Statement of Financial Accounting Standards 123, "Accounting for Stock-based Compensation" ("SFAS 123"). SFAS 123 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

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

Reclassifications

Certain reclassifications have been made to the consolidated statement of operations for 1998 and for the period from inception to date in order to conform to the 1999 presentation.

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

3.  Going Concern

The Company has experienced recurring losses from operations and cash flow shortages, and has reported deficiencies in working capital and stockholders' equity. Also the Company has significant amounts of debt past due. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the company with the ability to continue in existence. These steps include significant reductions in expenses and staffing, suspension of research and development projects, renegotiations of contractual commitments and a proposed sale of the Company's laboratory (see note 16).

Even if the Company is able to sell the laboratory operations, the Company will still have various debts and claims that need to be settled. The Company will attempt to settle these debts with cash, stock, and technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws.

4.   Concentration of Credit Risk

Two customers individually accounted for approximately 20 percent of the Company's total sales in fiscal 1999. Two customers individually accounted for approximately 33 percent of the Company's total sales in fiscal 1998. Sales to the Company's five largest customers represented approximately 43 percent and 67 percent of total sales in fiscal 1999 and fiscal 1998, respectively. The Company reviews a customer's credit history before extending credit, and generally does not require collateral from customers. The Company establishes allowances for doubtful accounts when management believes the Company is exposed to credit risk.

5.  Property and Equipment

Property and equipment consists of the following at June 30, 1999:

Laboratory equipment.............................................................     $ 163,146
Computer equipment...............................................................       145,445
Office furniture and equipment...................................................        74,213
Leasehold improvements...........................................................        31,614
Equipment held under capital leases..............................................       567,013
                                                                                       --------
Gross property and equipment.....................................................       981,432

Less accumulated depreciation and amortization...................................      (535,145)
                                                                                       --------
Net property and equipment.......................................................      $446,286
                                                                                       ========

6.  Capital Leases

The Company leases laboratory and other equipment under capital lease arrangements. The obligations under capital leases have interest rates ranging from 8% to 9% and mature at various dates through 2003. Annual future minimum lease payments for years subsequent to June 30, 1999 are as follows:

         2000                                        $        348,894
         2001                                                  93,341
         2002                                                  30,829
         2003                                                  10,651
                                                     ----------------
         Total minimum payments                              483,715
         Less amount representing interest                  ( 54,687)
                                                     ----------------
         Obligations under capital leases                    429,028
         Less current portion                               (329,142)
                                                     ----------------
         Long term portion                           $        99,886
                                                     ================

In April 1997, the Company entered into a capital equipment leasing facility with Transamerica Business Credit Corporation to provide credit for equipment purchases up to $1,500,000. The Company issued 51,429 warrants to Transamerica as part of this agreement (Note 11). The Company received gross proceeds of $376,808 under the agreement during fiscal 1997 and received gross proceeds of $329,154 during fiscal 1998. The Company is required to raise additional capital in order to draw additional funding from this arrangement.

The Company has not made all required payments under the facility and has continued to negotiate forbearance agreements with Transamerica Business Credit related to payments due on capital leases. In exchange for the first forbearance agreement the 51,429 warrants were repriced to $0.50 per share in December 1998. In exchange for the most recent Forbearance Agreement the Company repriced warrants previously issued to Transamerica, has granted Transamerica additional warrants and a lien position on assets of the Company. This Forbearance Agreement expired on September 30, 1999 and was extended again through December 31, 1999 in exchange for 150,508 additional warrants. Although the Forbearance Agreement has expired, Transamerica has not taken action to collect the amounts due, which approximates $450,000.

7.   Financing

Line of Credit

In March 1998, the Company and its subsidiaries entered into a Loan and Security Agreement (the "Loan Agreement") relating to a $1 million term loan (the "Loan") with Silicon Valley Bank (the "Bank"). The Company issued 15,094 warrants to the Bank as part of this agreement. The Company must comply with certain minimum financial standards and ratios, including a minimum stated net worth and a liquidity coverage ratio, and other non-financial restrictions, including restrictions on the Company's ability to declare dividends. The Company was not in compliance with certain of such financial ratios at June 30, 1998. The Company did not draw down any amounts under the Loan and the Loan Agreement was terminated during fiscal 1999.

In April of 1999 the Company and its subsidiaries entered into a Accounts Receivable Factoring Agreement (the "Factoring Agreement") with Silicon Valley Bank (the "Bank"). The Company issued 93,024 warrants to the Bank as part of this agreement. The Company has been factoring the majority of the accounts receivable from laboratory operations to provide the Company with working capital to meet laboratory operations obligations and to maintain minimal corporate operations.

Equity Financing

The Company extended the 1,700,000 warrants issued in conjunction with the Company's initial public offering of its securities to June 30, 1999, from their previous expiration date of January 31, 1998; the exercise price of $12.00 remained the same. Such warrants expired by their terms as of June 30, 1999.

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and the like. The Preferred Stock provides for a cumulative cash dividend payable quarterly in arrears at an annual rate of 8%. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which the Preferred Stock is convertible. The Company is not current on dividend payments and, as of June 30, 1999 approximately $166,000 in dividends have accrued. See Note 12 for calculation of beneficial conversion and imputed preferred stock dividend.

Technology License Payable

As described in Note 2, the Company acquired worldwide license rights from Sudormed in exchange for a non-interest bearing note payable of approximately $2,829,000 which was recorded net of a discount of approximately $222,000. The Company is in default of this obligation and at June 30, 1999, the Company has an outstanding balance of $2,244,040, which is presented as a technology license payable on the accompanying balance sheet. The Minnesota Mining and Manufacturing Company (3M), as a party in possession of secured property, has not informed the Company of its plans for the Sudormed assets. This includes the SkinPatch(TM) technology rights, which are part of the Company's OsteoPatch(TM) product. The Company had sought to reestablish certain rights to this technology in order to create additional value for the Company's other intellectual property related to the OsteoPatch. Without an agreement with 3M, the Company's OsteoPatch assets may not have any value and the Company expensed all of these assets in March 1999. In May 2000, 3M notified the Company that, in its capacity as a secured party in possession of the Sudormed assets, it demands payment in full of the $1.6 million plus accrued interest and fees due and owing under the License Agreement between the Company and Sudormed. The Company and 3M are seeking to settle this claim. 3M has objected to the laboratory sale transaction that is proceeding with Saigene (see Note 16). Although the Company disputes 3M's claim, 3M may seek to enforce its rights through legal process. The Company is not certain of the impact of 3M's demand on the proposed transaction with Saigene or what legal rights may be asserted by 3M to protect its claim. If 3M should be successful in blocking the proposed sale of the laboratory, or commences a legal action against the Company, the Company may have no alternative than to seek protection from creditors under the bankruptcy laws.

8.   Income Taxes

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through June 30, 1999. At June 30, 1999, the Company has net operating loss carryforwards available to offset future taxable income for federal and state income tax purposes of approximately $17.3 million; such carryforwards expire in various years through 2019. Deferred tax assets include these net operating loss carryforwards as well as certain expenses that are reported for book and tax purposes in different periods. The Company has provided a valuation allowance to offset all deferred tax assets due to the uncertainty of realization.

Under the Tax Reform Act of 1986, the amounts of and benefits from the Company's net operating loss carryforwards are limited due to a cumulative ownership change that occurred over a three year period. However, based upon preliminary estimates, management believes that the effect of such limitation will not have a material adverse effect on its financial condition or results of operations.

9.  Supplementary Information on Noncash Transactions

Equipment Purchased Under Capital Lease

       Year                                        Equipment Value
       ----                                        ---------------
       1996                                           $  28,006
       1997                                             477,428
       1998                                             370,888
       1999                                              14,998
       ----                                           ---------
       From inception to June 30, 1999                $ 891,320
                                                      =========

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

Common Stock Issued  for Technology License, Services and Loan Guarantees

The Company has issued common stock for technology licenses, services and loan guarantees as follows:

    Year Issued                                              Number of Shares    Estimated Fair Value
    -----------                                              ----------------    --------------------
         1994                                                     62,561              $  55,556
         1995                                                     47,867                 80,500
         1996                                                    135,080                466,026
         1997                                                     64,000                220,800
         1998                                                          0                      0
         1999                                                    100,500                 79,314
         ----                                                    -------              ---------
         For the period from inception to June 30, 1999          410,008              $ 902,196
                                                                 =======              =========

Common Stock Issued in Connection with Acquisitions

In 1996, the Company acquired BioQuant through an exchange of common stock as described in Note 1. The Company issued 700,364 shares of common stock to the stockholders of BioQuant in connection with this acquisition.

Acquisition of Technology License

During 1998, as described in Notes 2 and 6, the Company acquired worldwide license rights from Sudormed in exchange for a non-interest bearing note payable of approximately $2,829,000 which was recorded net of a discount of approximately $222,000.

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

In connection with the BioQuant merger, all outstanding options to purchase BioQuant shares became fully vested and were converted to 491,535 options to purchase shares of the Company's common stock. The following is a summary of the activity in the Plan for the period from inception:

                                                                          Shares Under Options
                                                                            Weighted Average
                                                     Exercise Price          Exercise Price
                                                       per Share                per Share                Shares
                                                       ---------                ---------                ------

  Conversion of BioQuant options                     $0.13 - $0.63               $0.27                    491,535
  Granted                                                      -                   -                            -
  Exercised                                                    -                   -                            -
  Terminated
                                                     -------------           ---------                 -----------

Options outstanding at June 30, 1996                 $0.13 - $0.63               $0.27                    491,535

  Granted                                            $2.38 - $5.00               $3.69                    761,908
  Exercised                                          $0.13 - $0.63               $0.54                    (57,133)
  Terminated                                         $     4.75                  $4.75                     (5,000)
                                                     -------------           ---------                 -----------

Options outstanding at June 30, 1997                 $0.13 - $5.00               $2.42                  1,191,310
                                                     =============           =========                 ==========
  Granted                                            $2.66 - $3.50               $3.27                    313,900
  Exercised                                               $0.42                  $0.42                     (4,149)
  Terminated                                         $0.63 - $4.75               $2.80                    (13,607)
                                                     -------------           ---------                 -----------

Options outstanding at June 30, 1998                 $0.13 - $5.00               $2.60                  1,487,454
                                                     =============           =========                 ==========
  Granted                                            $1.62 - $0.25               $0.29                    252,599
  Exercised                                              $0.00                   $0.00                          0
  Terminated                                         $0.42 - $5.00               $2.73                   (111,109)
                                                     -------------           ---------                 -----------

Options outstanding at June 30, 1999                 $0.13 - $5.00               $2.24                 1,628,944
                                                     =============           =========                 ==========

The weighted average contractual life remaining of options outstanding at June 30, 1999 is approximately 3 years. The following information applies to options outstanding at June 30, 1999:

                               Options Outstanding                             Options Exercisable
                               -------------------                             -------------------
                                      Weighted
                                      average           Weighted                              Weighted
     Range of                        remaining          average                                average
     exercise         Number        contractual         exercise               Number         exercise
      Prices        outstanding     life (years)         price              exercisable        price
      ------        -----------     ------------         -----              -----------       --------
  $0.13-$0.13        310,869           4                 $0.13               310,869             $0.13
  $0.25-$0.69        340,789           5                 $0.34                95,789             $0.56
  $1.63-$3.50        773,873           3                 $3.37               522,500             $3.37
  $3.59-$5.00        203,413           2                 $4.33               144,413             $4.51
                   ---------                                               ---------         ---------
                   1,628,944                                               1,073,571             $2.21
                   =========                                               =========             =====

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost been determined based on the fair value of stock options granted in 1999 and 1998 in a manner consistent with the method promulgated by SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts below:

For the Years Ended June 30,
----------------------------
                                   1999               1998
                                   ----               ----
Net loss:
  As reported                 $(6,069,035)       $ (4,611,836)
  Pro forma                   $(6,567,087)       $ (5,180,379)
Loss per share:
  As reported                   $ (1.69)           $ (1.79)
  Pro forma                     $ (1.82)           $ (1.94)


The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes computation for the years ended June 30, 1998 and 1999 are as follows: the risk-free interest rate was the U.S. Treasury Bond rate for the corresponding grant date ranging from 5.97% to 5.81% in 1998 and 1999; the exercise price is equal to the fair market value of the underlying stock at the grant date; the expected life of the option is the term to expiration, ranging from 1-10 years; volatility is 93.5% in 1998 and 236% in 1999; and the common stock will pay no dividends.

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

In October 1996, as a part of the IPO, 1,700,000 redeemable warrants were issued. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $12.00. The warrants expired on June 30, 1999.

Also in conjunction with the IPO, the Company issued a warrant to the underwriters to purchase 170,000 shares of common stock at an exercise price of $5.70 per share, exercisable over a four-year period commencing October 30, 1997.

During 1997, the Company issued 51,429 warrants to an institutional lender in conjunction with a capital equipment leasing facility (Note 6). Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $2.63. In March of 1999 the Company reduced the exercise price to $0.50 as part of a debt forebearance agreement. The Company's stock has not closed at an amount greater than $.50 per share since the repricing date. The warrants expire on March 13, 2004. No discount was recorded for the value of the warrants because the amount was not material.

In March 1998, Silicon Valley Bank was issued 15,094 warrants in conjunction with a credit agreement (Note 6). Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $3.31. The warrants expire on March 13, 2004. No discount was recorded for the value of the warrants because the amount was not material.

In February 1998, the Company issued 100,000 warrants to the principals of Sudormed in conjunction with the technology license agreement (Note 2). Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $3.10. The warrants expire on February 10, 2003.

In January of 1999, the principals of the landlord of the Company's Lake Forest facility advanced the Company $15,000 and received 45,000 warrants related to the advance. A discount of 23,400 was recorded for the value of the warrants.

In March of 1999, Silicon Valley Bank was issued 93,024 warrants in conjunction with a credit agreement (Note 7). Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $0.27. The warrants expire on March 13, 2004. A discount of $26,047 was recorded for the value of the warrants.

In August 1999, the Company issued 150,508 warrants to an institutional lender as part of a debt forbearance agreement. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $0.09. Also in August of 1999 the Company reduced the exercise price to $0.09 on 51,429 previously issued warrants as part of the debt forbearance agreement. The warrants expire on March 13, 2004. The following is a summary of the activity for the period from inception:

Warrants Under Options
                                                                            Weighted Average
                                                     Exercise Price          Exercise Price
                                                       per Share                per Share                Shares
                                                       ---------                ---------                ------

  Conversion of BioQuant warrants                         $4.22                  $4.22                      74,083
  Granted                                                 $5.70                  $5.70                      50,000
  Exercised                                                  -                     -                          -
  Terminated                                                 -                     -                          -
                                                     -------------              ------                   -----------

Warrants outstanding at June 30, 1996                     $4.81                  $4.81                     124,083
  Granted                                            $2.63 - $12.00             $10.56                   2,171,429
  Exercised                                                  -                     -                          -
  Terminated                                                 -                     -                          -
                                                     -------------              ------                    -----------

Warrants outstanding at June 30, 1997                $2.63 - $12.00             $10.25                   2,295,512

  Granted                                            $3.10 - $3.31               $3.13                     115,094
  Exercised                                                 -                      -                          -
  Terminated                                              $5.70                  $5.70                    (300,000)
                                                     -------------              ------                   -----------

Warrants outstanding at June 30, 1998                $2.63 - $12.00             $10.51                   2,110,606

Granted                                              $0.34 - $0.27               $0.29                     138,024
Repriced - Old Price                                      $2.63                  $2.63                     (51,429)
Repriced - New Price                                      $0.50                  $0.50                      51,429
Exercised                                                   -                      -                         -
Terminated                                                $12.00                $12.00                  (1,700,000)
                                                     -------------              ------                   -----------

Warrants outstanding at June 30, 1999                $0.27 - $5.70              $3.11                      548,630
                                                     ==============             ======                   ===========

Warrants exercisable at June 30, 1999                $0.27 - $5.70              $3.11                      548,630
                                                     ==============             ======                   ===========

12. Earnings Per Share

As the Company had a net loss from continuing operations for 1999, 1998 and for the period from inception to June 30, 1999, basic and diluted net loss per share are the same.

Net loss applicable to common stockholders includes $248,000 and $70,093 in cumulative dividends on the convertible preferred stock during the years ended June 30, 1999 and 1998, and $1,937,500 for the non-cash imputed dividend related to the beneficial conversion feature on the convertible preferred stock and preferred stock option. The beneficial conversion feature is computed as the difference between the quoted market price of a share of common stock on date of issue and the conversion price times all shares of preferred stock sold and under option. The imputed dividends are a non-cash one-time charge based on the immediate conversion feature.

Basic and diluted loss per common share for 1999 and 1998 were calculated as follows:



                                                         1999                      1998
                                                         ----                      ----
         Net Loss                                    $ (6,069,035)          $ (4,611,836)
         Preferred Stock cumulative
         dividend                                      (  248,000)             (  70,093)
         Imputed dividend on Preferred
          Stock issued                                          -             (1,156,250)
         Imputed dividend on Preferred
           Stock Option Granted                                 -             (  781,250)
                                                     ------------           ------------

         Net Loss available to common
           shareholders                              $ (6,317,035)          $ (6,619,428)
                                                     ============           ============

         Basic and diluted
          loss per share                             $      (1.69)          $      (1.79)
                                                     ============           ============

         Weighted average number of
         shares outstanding, basic and
         diluted                                         3,735,003             3,707,807
                                                     ============           ============

13.  Commitments and Contingencies

Operating Leases

The Company has entered into non-cancelable operating leases for office facilities. Under these leases, the Company is responsible for its proportionate share of real estate taxes, insurance and common area maintenance costs. Rent expense was $492,491 and $289,032 for the years ended June 30, 1999 and 1998, respectively, and $1,341,977 for the period from inception to June 30, 1999. Future minimum lease payments are as follows:

                  Year Ended June 30,
                  -------------------
                  2000                          242,745
                  2001                          246,500
                  2002                          250,205
                  2003                          253,910
                  2004                          257,615
                  Thereafter                    770,967
                                              ---------
                                              2,021,992
                                              =========

Employment and Noncompetition Agreements

The Company has entered into employment and noncompetition agreements with four executives. These agreements expired during fiscal 1999. In July, 1998 an executive, who is covered by such agreements resigned. The Company estimates it will incur a severance liability of approximately $102,000 of which $45,000 is unpaid as of June 30, 1999.

Legal Proceedings

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

The landlord of the Company's previous office and laboratory space in Lake Forest, California was proceeding against the Company to cancel the lease. The landlord has obtained a judgment against the Company from Orange County Superior Court for approximately $150,000 related to the default on the lease. In addition, liabilities continue to accrue at about $13,000 per month until the space is leased. The total liability to the Company is estimated to be approximately $350,000. The Company has been advised by Saigene that Saigene has purchased from the landlord of the Lake Forest property, for the sum of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company's laboratory assets to Saigene. However, it is unclear whether or not Saigene may re-assign such rights to the landlord if the sale of the laboratory assets to Saigene is not completed. In any event, Saigene, under the terms of the Amendment (See Note 16), has agreed that Saigene will be responsible for satisfaction of such judgment and, therefore, the Company would be entitled to seek recovery from Saigene for any costs or liabilities as a result of Saigene's failure to satisfy such claim.

14.  Related Party Transactions

The Company has entered into deferred compensation agreement with four of its senior executives. The agreements provide that a specified portion of their salaries be deferred until they elect to receive the deferred amount. There was no deferred compensation incurred for the year ended June 30, 1998. Deferred compensation expense in connection with these agreements was $198,583 for the year ended June 30, 1999 and $262,996 for the period from inception to June 30, 1999. In 1997, the liability for deferred compensation of $64,413 was converted to a promissory note bearing annual interest at 7% and is payable on demand. In 1999, the liability for deferred compensation of $198,583 was converted to a promissory note bearing annual interest at 7% and is payable on demand. This obligation is included with notes payable to related parties on the accompanying consolidated balance sheet. The Company has not made any interest payments since September of 1998.

The Company had entered into a contract for management and consulting services with a company owned by certain of the Company's stockholders. The Company incurred $186,000 for management and consulting services provided during the year ended June 30, 1996 and $300,098 for the period from inception to June 30, 1999. The liability for management consulting services under the contract of $187,000 was converted in 1997 to a promissory note bearing annual interest at 7% and is payable on demand. This obligation is included with notes payable to related parties on the accompanying consolidated balance sheet. The management contract was terminated effective June 28, 1996.

The Company paid $21,717 and $41,349 to related parties for reimbursement of expenses during the year ended June 30, 1999 and 1998, respectively, and $146,653 for the period from inception to June 30, 1999.

15.  Impairment of Long-Lived Assets

During 1997, the Company received notification of the termination of its manufacturing agreement with a third party related to the information of the SPINPRO(R) product. As a result of this termination, the Company had reimbursed the third party for the value of molds and production equipment through the form of a capital equipment leasing facility (Note 5). As of June 30, 1997, the remaining inventory, molds and production equipment had been relocated to a storage facility.

At June 30, 1998, the Company determined that it was not feasible to continue the production of the SPINPRO(R) product and that amounts, if any, from the disposition of the related asset would not be significant. Therefore, the

Company has recorded an impairment loss for the net book value of the related asset of $126,000 which is included in "Grant and other income and expense" in the Consolidated Statements of Operations.

The Minnesota Mining and Manufacturing Company (3M), as a party in possession of secured property, has not informed the Company of its plans for the Sudormed assets. This includes the SkinPatch(TM) technology rights, which are part of the Company's OsteoPatch(TM) product. The Company had sought to reestablish certain rights to this technology in order to create additional value for the Company's other intellectual property related to the OsteoPatch. Without an agreement with 3M, the Company's OsteoPatch assets may not have any value and the Company expensed all of these assets in March 1999. The amount of the write down was $2,078,000 (see Note 6).

16.  Subsequent Events

In May 2000, 3M notified the Company that, in its capacity as a secured party in possession of the Sudormed assets, it demands payment in full of the $1.6 million plus accrued interest and fees due owing under the License Agreement between the Company and Sudormed. 3M is seeking to settle this claim or seek a judgment in a court of law and has objected to the laboratory sale transaction that is proceeding with Saigene. The Company disputes 3M's claim and intends to defend itself in this matter. If 3M should be successful in blocking the proposed sale of the laboratory, or commences a legal action against the Company, the Company may have no alternative than to seek protection from creditors under the bankruptcy laws.

In August of 1999, the Company announced the signing of a Letter of Intent to sell its Seattle laboratory business and assets to Saigene Corporation, a privately held company located in Redmond, Washington. Substantially all of the Company's fixed assets and all of the Company's accounts receivable will be sold. In September 1999, the Company signed a Mangement Agreement with Saigene giving them operational control over the laboratory. In May 2000, the Company announced the signing of a Contract with Saigene Corporation to sell to Saigene all of the business and assets of the Company's Seattle laboratory for a total consideration of $4,000,000. Stockholder approval will be required to complete this transaction. The purchase price is comprised of the following: 1) $200,000 already advanced to support the operation of the laboratory under a Management Agreement with Saigene dated September 15, 1999; 2) The assumption of approximately $1,200,000 in debt; 3) $700,000 in cash; and, 4) A promissory note in connection with the redemption of $1,900,000 of Series A Convertible Preferred Stock. The Series A Preferred Stock will be returned to the Company. These amounts are subject to adjustment upon audit of funds advanced and the May 31, 2000 balance sheet of the laboratory operation. The cash portion of the purchase is payable as follows: 1) $50,000 which was paid upon signing; 2) $350,000 paid on June 15, 2000; and, 3) $300,000 placed into escrow on June 15, 2000 to be paid to the Company upon stockholder approval. The assumption of debt in the amount of $1,200,000 includes: $350,000 to settle the debt with the landlord of the Company's Lake Forest, California office and laboratory facility; $400,000 of equipment lease financing obligations with Transamerica; $140,000 of additional equipment leases; and accrued expenses and accounts payable of the laboratory.

On June 26, 2000, the Company announced that Saigene failed to make the cash payment of approximately $650,000 due on June 15, 2000 under the Purchase Agreement, that Saigene requested an extension of time in order to comply. Accordingly, and that the Purchase Agreement was amended on June 22, 2000 (the "Amendment"). The Amendment extends the Closing Date of the Purchase Agreement from June 15, 2000 to August 15, 2000 and Saigene is required to pay $150,000 of the purchase price on or before July 15, 2000. The balance of cash and escrow payments and all other consideration due originally on June 15 will be due on August 15, 2000. In exchange for this extension, Saigene has agreed (i) to waive all financial claims against the Company for funds advanced under the Management Agreement and forfeit all monies paid under the Purchase Agreement and (ii) to be responsible for all liabilities previously assumed by Saigene or agreed to be assumed by Saigene including the debt to the Company's Lake Forest, California landlord in the event that Saigene fails to make cash payments due on July 15 or August 15, 2000. There can be no assurance that Saigene will be able to complete the Purchase Agreement as amended or consummate the transactions contemplated therein. Failure to complete this transaction would return operational control of the laboratory to the Company.

Saigene failed to make the required $150,000 payment due on July 15, 2000 and informed the Company that they would not be able to close the laboratory sale until October 15, 2000. Saigene paid $75,000 on July 19, 2000 and is in default on the Purchase Agreement and the Amendment. The Company is attempting to negotiate a new contract amendment with Saigene that provides Saigene with additional time to raise the money necessary to close the laboratory purchase while compensating the Company for the delays in a manner that is acceptable to both parties. There can be no assurance that the negotiations will lead to an acceptable contract amendment. In the event that the Purchase Agreement is terminated, the Company will retain all funds received thereunder, will not be obligated to pay the judgment to the California landlord, and will take over operations of the laboratory. It is likely that the Company would then seek another buyer for the laboratory. There can be no assurance that a buyer can be found. Failure to find a buyer for the laboratory in a timely manner may require the Company to seek protection from its creditors under the bankruptcy laws since it is unlikely that the laboratory operations will provide sufficient positive cash flow to satisfy the Company's obligations to its creditors.

Signatures

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    July 28, 2000                  Pacific Biometrics, Inc.

                                         By /s/ Paul G. Kanan
                                            -----------------------------------
                                           Paul G. Kanan, President and Chief
                                           Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates.

/s/ Paul G. Kanan
-----------------------------               President, Chief Executive                  Dated: July 28, 2000
Paul G. Kanan                               Officer and Director (principal
                                            executive officer)

/s/ Paul G. Kanan
-----------------------------               Vice President, Chief Financial             Dated: July 28, 2000
Paul G. Kanan                               Officer and Accounting Officer
                                            and Secretary
                                            (principal financial officer)

/s/ Paul G. Kanan
-----------------------------               Chairman of the Board                       Dated: July 28, 2000
Paul G. Kanan

/s/ Terry M. Giles
-----------------------------               Director                                    Dated: July 28, 2000
Terry M. Giles

                           Index of Exhibits
                           -----------------

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
-----------------------------------------------------------------------------------------------

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