Form 10QSB
period 1999-09-30
PACIFIC BIOMETRICS INC
filed 2000-09-15
CIK 1020475

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X]  QUARTERLY REPORT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999



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


               23120 Alicia Parkway #200, Mission Viejo, CA 92692
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  949-455-9724
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X) Registrant has failed to timely file periodic reports on Form 10-QSB for the period ended September 30, 1999, December 31, 1999 and March 31, 2000 and Form 10-KSB for the period ended June 30, 2000.

As of September 7, 2000 there were outstanding 3,810,171 shares of common stock.

Transitional Small Business Disclosure Format (check one) Yes ( )  No (X)

                            PACIFIC BIOMETRICS, INC.

                              INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

ITEM 1  - FINANCIAL STATEMENTS

Consolidated Balance Sheet ................................................   3

Consolidated Statements of Operations .....................................   4

Condensed Consolidated Statements of Cash Flows ...........................   5

Notes to Consolidated Financial Statements ................................   6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS .......................................................  10

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS ................................................  17

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS ........................  18

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ..................................  18

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS .................................................  18

ITEM 5 - OTHER INFORMATION ................................................  18

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K .................................  18


                            PACIFIC BIOMETRICS, INC.

                            PACIFIC BIOMETRICS, INC.
                      (a company in the development stage)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1999
                                   (unaudited)

                                     ASSETS

Current assets:
    Cash and cash equivalents                                      $    104,555
    Accounts receivable, net of allowance for doubtful
        accounts of $40,000                                             167,570
    Prepaid expenses and other                                           37,167
                                                                   ------------
        Total current assets                                            309,292

Property and equipment, net                                             422,826

Other assets:
    Restricted cash                                                      65,944
    Deposit and other                                                     1,750
                                                                   ------------
        Total assets                                               $    799,812
                                                                   ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Notes payable to bank                                          $     51,232
    Notes payable to related parties                                    498,081
    Notes payable other                                                  16,218
    Accounts payable                                                    621,729
    Accrued liabilities                                                 537,610
    Dividends payable                                                   227,828
    Deferred compensation                                               102,834
    Advances from customers                                             158,596
    Technology licenses payable                                       2,244,040
    Capital lease obligations                                           367,122
                                                                   ------------
        Total current liabilities                                     4,825,290
                                                                   ------------

    Capital lease obligations - long term portion                        99,886
                                                                   ------------
        Total long term liabilities                                      99,886
                                                                   ------------

Stockholders' deficit:
    Preferred stock, $0.01 par value, 5,000,000 shares
        authorized, 1,550,000 shares issued and outstanding              15,500
    Common stock, $0.01 par value, 30,000,000 shares
        authorized, 3,810,171 shares issued and outstanding              38,102
    Additional paid-in capital Common Stock                          13,618,624
    Additional paid-in capital Preferred Stock                        5,000,966
    Deficit accumulated during the development stage                (22,798,556)
                                                                   ------------
        Total stockholders' deficit                                  (4,125,364)
                                                                   ------------
        Total liabilities and stockholders' deficit                $    799,812
                                                                   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.

                      (a company in the development stage)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Month Periods Ended September 30, 1999 and 1998
     And for the period from Inception (December 1992) to September 30, 1999

                                   (unaudited)


                                                                                                      For the Period
                                                           Three Month Period Ended September 30      from Inception
                                                           -------------------------------------    (December 1992) to
                                                              1999                       1998       September 30, 1999
                                                           -----------               -----------    ------------------

Revenues                                                   $   242,930               $   306,954          $  9,269,781
                                                           -----------               -----------          ------------

Operating expenses:
    Laboratory expense and cost of goods sold                  208,696                   316,948             7,115,162
    Research and product development                            23,151                   509,841             5,659,696
    Selling, general and administrative                        349,013                   579,389             8,831,908
    Purchased in-process research and development                    0                         0             6,373,884
    Amortization of intangible assets                                0                   200,452             1,616,565
                                                           -----------               -----------          ------------

       Total operating expenses                                580,860                 1,606,630            29,597,215
                                                           -----------               -----------          ------------

Operating loss                                                (337,930)               (1,299,676)          (20,327,434)
                                                           -----------               -----------          ------------

Other income (expense):
    Interest expense                                           (54,497)                  (69,859)             (670,830)
    Interest income                                                512                    12,201               317,794
    Write-off of intangible assets                                   0                         0            (2,078,100)
    Grant and other income                                       8,840                       965               (39,986)
                                                           -----------               -----------          ------------
                                                               (45,145)                  (56,693)           (2,471,122)
                                                           -----------               -----------          ------------

Net loss                                                   $  (383,075)              $(1,356,369)         $(22,798,556)
                                                           ===========               ===========          ============


Preferred stock dividend paid or accrued                       (62,000)                  (62,000)
                                                           -----------               -----------

Net loss applicable to common stockholders                 $  (445,075)              $(1,418,369)
                                                           ===========               ===========

Basic and diluted loss per share                           $     (0.12)              $     (0.38)
                                                           ===========               ===========

Weighted average shares outstanding -
  basic and diluted                                          3,810,171                 3,709,671
                                                           ===========               ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (a company in the development stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Three Month Periods Ended September 30, 1999 and 1998
     And for the period from Inception (December 1992) to September 30, 1999
                                   (unaudited)

                                                                                                 For the Period
                                                          Three Month Period September 30        from Inception
                                                          -------------------------------        (December 1992)
                                                             1999                1998         to September 30, 1999
                                                          ----------          -----------     ---------------------
   Cash (used in) provided by operations                    $ 41,268          $(1,117,976)          $(9,573,370)

   Cash (used in) provided by investing activities             9,419              (35,493)             (224,541)

   Cash (used in) provided by financing activities            17,490             (147,891)            9,902,466
                                                            --------          -----------           -----------

Increase (decrease) in cash and cash equivalents              68,177           (1,301,360)              104,555

Cash and cash equivalents:

Beginning of period                                           36,377            2,244,056                     0
                                                            --------          -----------           -----------

End of period                                               $104,555          $   942,696           $   104,555
                                                            ========          ===========           ===========


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

Except for the revenues from laboratory services, nominal revenues have been generated from the Company's products. Consequently, the Company is a development stage enterprise.

All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

2.   Summary of Significant Accounting Policies

Technology

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

In exchange for the rights described above, the Company had agreed to pay Sudormed approximately $3 million over a fifteen month period plus an ongoing royalty payment based on the amount of sales of products developed under this license. Such payments included a lump-sum payment of $1.6 million due in December 1998. The Company is in default on this obligation (see Note 6).

The Company has licensed exclusive rights, related to bone resorption in human perspiration, to use patented anti-pyridinium crosslinks antibody technology (this is an exclusive worldwide license excluding Japan). Licensing fees to this antibody technology have been fully amortized.

The Company also owns a fully paid license to the assay technology used with the Osteopatch(TM) product. The SalivaSac(R) is a proprietary patented product of the Company.

Risks and Uncertainties

The Company's products require approvals from the Food and Drug Administration
(FDA) and international regulatory agencies prior to commercialized sales. The company failed to receive FDA approval for the Osteopatch(TM) product, has ceased product development, has defaulted on the Sudormed agreement, and is under contract to sell the laboratory business, the only source of revenue, and has been delisted from Nasdaq SmallCap.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence. These steps include significant reductions in expenses and staffing, suspension of research and development projects, renegotiations of contractual commitments and a proposed sale of the Company's laboratory (see Note 6).

Even if the Company is able to sell the laboratory operations, the Company will still have various debts and claims that need to be settled. The Company will attempt to settle these debts with cash, stock, and technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws.

4.   Earnings Per Share

As the Company had a net loss from continuing operations for the period ended September 30, 1999 and 1998 basic and diluted net loss per share are the same.

Net loss applicable to common stockholders includes $62,000 in cumulative dividends on the convertible preferred stock for the period ended September 30, 1999 and 1998.

Basic and diluted net loss per common share for the period ended September 30, 1999 and 1998 were calculated as follows:

                                                   Three Month      Three Month
                                                  Period Ended     Period Ended
                                                     9/30/1999        9/30/1998
                                                 ------------------------------

Net Loss                                           $  (383,075)     $(1,356,369)
Preferred Stock cumulative dividend                    (62,000)         (62,000)
                                                   -----------      -----------

Net Loss available to Common stockholders          $  (445,075)     $(1,418,369)
                                                   ===========      ===========

Basic and diluted net loss per share               $     (0.12)     $     (0.38)
                                                   ===========      ===========

Weighted average shares outstanding -
    basic and diluted                                3,810,171        3,709,671
                                                   ===========      ===========


5.   Commitments and Contingencies

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

The landlord of the Company's previous office and laboratory space in Lake Forest, California was proceeding against the Company to cancel the lease. The landlord has obtained a judgment against the Company from Orange County Superior
Court for approximately $150,000 related to the default on the lease. In addition, liabilities continue to accrue at about $13,000 per month until the space is leased. The total liability to the Company is estimated to be approximately $350,000. The Company has been advised by Saigene Corporation ("Saigene"), the proposed purchaser of the Company's laboratory, that Saigene has purchased from the landlord of the Lake Forest property, for the sum of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company's laboratory assets to Saigene. However, it is unclear whether or not Saigene may re-assign such rights to the landlord if the sale of the laboratory assets to Saigene is not completed. In any event, Saigene, under the terms of the First Amendment (see Note 6), has agreed that Saigene will be responsible for satisfaction of such judgment and, therefore, the Company believes it would be entitled to seek recovery from Saigene for any costs or liabilities as a result of Saigene's failure to satisfy such claim.


6.   Subsequent Events

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

As previously reported, the Company executed an Agreement of Purchase and Sale of Assets dated April 18, 2000 and a First Amendment to Agreement of Purchase and Sale of Assets dated June 22, 2000 (together, the "Purchase Agreement") with Saigene. The Purchase Agreement, which is subject to stockholder approval, will transfer the business and all assets of the Company's Seattle laboratory operation to Saigene for a total consideration of $4,000,000. Saigene has failed to satisfy certain conditions relating to payments as required and is in default on the Purchase Agreement. Saigene has requested a further extension to January 20, 2001 to complete the Purchase Agreement and the Company and Saigene signed a Second Amendment to Agreement of Purchase and Sale of Assets, dated August 4, 2000 (the "Second Amendment").

In exchange for this extension, Saigene has agreed to the following additional terms. Saigene paid the Company $75,000 on July 19, 2000 as part of the purchase price. Saigene will pay $20,000 on each of August 28th, September 20th, October 20th, November 20th and December 20, 2000. One half of each $20,000 payment will be credited toward the purchase price and one-half of each payment will be consideration paid for the additional time extension. Payments toward the purchase price will be credited against the escrow payment required at the time of closing. All payments made according to the Second Amendment will be forfeited by Saigene if they fail to make any of the required payments, including the closing payments. Saigene and the Company have further agreed that Saigene may extend the January 20, 2001 Closing Date on a month-by-month basis by increasing the monthly payments to $30,000 beginning January 20, 2001. One-half of each payment would be credited to the purchase price and one-half of each payment would be consideration for the additional time extension. The Company has the right to terminate the Purchase Agreement at the end of any extension period by giving 20 days prior written notice.

There can be no assurance that Saigene will be able to complete the Purchase Agreement as amended or consummate the transactions contemplated therein. Failure to complete this transaction would likely return operational control of the laboratory to the Company. While the laboratory would have less debt as a result of the Second Amendment, the Company will not be financially capable of maintaining the laboratory operation and there can be no assurance that another buyer could be found in a timely manner. This could force the Company to seek protection from creditors under the bankruptcy laws.

Even upon completion of the transaction with Saigene, the Company will still have various debts and claims that need to be settled. These include amounts owed to various consultants, vendors and suppliers of the Company not related to the Seattle laboratory operation (estimated to be between $250,000 and $400,000); deferred pay to current and former employees (approximately $700,000); and a potential liability of approximately $2.0 million related to the OsteoPatch technology. The Company will attempt to settle these debts with cash, stock, and technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws. If the Company is successful in settling the remaining debts, then the Company plans to pursue a merger with another company as a means of providing some value to common stockholders. There can be no assurance that the Company will be successful in finding and negotiating a successful merger or that any such merger would create value for the stockholders.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the preceding consolidated financial statements and notes in this Form 10-QSB and in conjunction with the financial statements and notes thereto for the year ended June 30, 1999 included in the Company's Annual Report on Form 10-KSB.

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

Expenses consist, and are expected to continue to consist, primarily of operating expenses necessary to complete the sale of the Company's , and thereafter, to settle claims of creditors and possibly identify a buyer or merger candidate with respect to the remaining technology assets.

As of September 30, 1999, the Company had an accumulated deficit since inception of $22,760,556 which included a one-time charge of $6,373,884 for the value of purchased research and development expenses relating to the Company's merger with BioQuant and a one-time charge of $428,368 relating to a prior merger involving PBI-WA in 1995.

Results of Operations - Comparison of the three month periods ended September 30, 1999 and 1998:

------------------------------------
Rounded to Nearest          Three
 Thousand Dollars           Months
------------------------------------

Revenues:
------------------------------------
Ending 9/30/99             $   243      Revenues for both quarters are almost
------------------------------------    entirely comprised of laboratory service
Ending 9/30/98             $   307      revenue. Revenues were higher for the
------------------------------------    quarter ended 9/30/98 as a result of a
Dollar variance            $   (64)     higher volume of laboratory contracts.
------------------------------------
Percent variance               (21)%
------------------------------------


Laboratory expenses and cost of goods sold:
------------------------------------
Ending 9/30/99             $   209      The decrease is related directly to the
------------------------------------    lower level of laboratory service
Ending 9/30/98             $   317      revenues.
------------------------------------
Dollar variance            $  (108)
------------------------------------
Percent variance               (34)%
------------------------------------


Research and product development:
------------------------------------
Ending 9/30/99             $    23      The decrease is related to the Company's
------------------------------------    decrease in R&D activity due to lack of
Ending 9/30/98             $   510      financial resources.
------------------------------------
Dollar variance            $  (487)
------------------------------------
Percent variance               (95)%
------------------------------------


Selling, general and administration expenses:
------------------------------------
Ending 9/30/99             $   349      The decrease is due to reductions in
------------------------------------    staffing and activity due to the
Ending 9/30/98             $   579      Company's lack of financial resources.
------------------------------------
Dollar variance            $  (230)
------------------------------------
Percent variance               (40)%
------------------------------------

Amortization of intangible assets:
------------------------------------
Ending 9/30/99             $     0      The decrease is due to the write-off of
------------------------------------    the remainder of the Sudormed license in
Ending 9/30/98             $   200      fiscal 1999.
------------------------------------
Dollar variance            $  (200)
------------------------------------
Percent variance              (100)%
------------------------------------


Total other income (expense):
------------------------------------
Ending 9/30/99             $   (45)     The decrease in net expense in the
------------------------------------    quarter ended September 1999 was due
Ending 9/30/98             $   (57)     primarily to the inclusion of imputed
------------------------------------    interest on the Sudorm license
Dollar variance            $    12      obligation in September 1998, mitigated
------------------------------------    by interest expense from warrants issued
Percent variance               (12)%    to TransAmerica in conjunction with the
------------------------------------    Forbearance Agreement.


Net income (loss):
------------------------------------
Ending 9/30/99             $  (345)     The decreased net loss is due to lower
------------------------------------    research and development and selling,
Ending 9/30/98             $(1,356)     general and administrative costs,
------------------------------------    primarily due to reductions in staff and
Dollar variance            $ 1,011      activity levels in the Company's
------------------------------------    non-laboratory operations and a decrease
Percent variance               (75)%    in operating profit related to the
------------------------------------    laboratory operation.

Liquidity and Capital Resources:

Financing Activities

The Registration Statement pertaining to the initial public offering ("IPO") of the Company was declared effective by the Securities and Exchange Commission on October 29, 1996. Gross proceeds from the public offering were $8,075,000. The Company has used the net proceeds from the offering (approximately $6.3 million) for product development activities relating to the OsteoPatch(TM), for funding the growth of its central reference laboratory operations, working capital, and approximately $1.2 million to repay debt.

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and similar events. The Preferred Stock provides for a cumulative cash dividend payable quarterly in arrears at an annual rate of 8%. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which the Preferred Stock is convertible. To date, no such efforts have been undertaken. The Company is not current on dividend payments and, as of September 30, 1999 approximately $248,000 in dividends have accrued.

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

The Company has continued to negotiate forbearance agreements with Transamerica Business Credit related to payments due on capital leases. In exchange for the first forbearance agreement the 51,429 warrants were repriced to $0.50 per share in March 1999. No discount was recorded for the value of the warrants because the amount was not material.

In exchange for the most recent Forbearance Agreement, dated August 1999, the Company has repriced warrants previously issued to Transamerica from $.50 per share to $.09 per share, granted Transamerica additional warrants and granted Transamerica a priority lien position on assets of the Company. This Forebearance Agreement expired on September

30, 1999 and was extended again through December 31, 1999 in exchange for 150,508 additional warrants with an exercise price of $.09 per share. Although the Forbearance Agreement has expired, Transamerica has not taken action to collect the debt, which approximates $450,000. Most of this debt will be assumed by Saigene upon sale of the laboratory. The expense associated with the warrant re-pricings was not material. The Company recorded a discount of approximately $38,000 in connection with issuance of the 150,508 warrants.

In April of 1999 the Company and its subsidiaries entered into a Accounts Receivable Factoring Agreement (the "Factoring Agreement") with Silicon Valley Bank (the "Bank"). The Company issued 93,024 warrants to the Bank as part of this agreement. The Company has been factoring the majority of the accounts receivable from laboratory operations to provide the Company with working capital to meet laboratory operation obligations and to maintain minimal corporate operations. Under the terms of this agreement, the Bank will advance 80% of accepted receivables and charge the Company an administrative fee of .75% and an annualized rate of 21% on outstanding balances. Amounts outstanding as of September 30, 1999 were $51,232.

Operations

As of September 30, 1999 the Company had cash and cash equivalents of $104,555. In addition, the Company's current liabilities exceeded its current assets. During the quarter ended September 30, 1999, the Company's cash and cash equivalents increased by approximately $68,178 from the prior quarter.

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

In December 1998, the Company failed to make a payment of $1.6 million to Sudormed, the licensor of the patch technology relating to the SweatPatch and OsteoPatch, resulting in a default under the License Agreement and the Supply Agreement. Sudormed terminated the License Agreement in May, 1999 for failure to make required payments. The Agreement permits the Company to retain full license rights as long as the Company has inventory of patches. As of September 30, 1999 the Company had approximately 100,000 patches in inventory. All investments in SweatPatch technology, including the OsteoPatch and inventory, were expensed in March 1999.

In May 2000, the Company announced the signing of an Agreement of Purchase and Sale of Assets with Saigene Corporation, a privately held company located in Redmond, Washington. This Purchase Agreement, which is subject to stockholder approval, will transfer the business and assets of the Company's Seattle laboratory operation to Saigene for a total consideration of $4,000,000, including cash, cash advances, notes to Preferred Stockholders, and assumption of debt. In August 2000, the Company announced a further extension to the closing date from August 15, 2000 to January 20, 2001.

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

Future Operating Results

As previously reported, the Company executed a Purchase Agreement with Saigene. The Purchase Agreement, which is subject to stockholder approval, will transfer the business and all assets of the Company's Seattle laboratory operation to Saigene for a total consideration of $4,000,000. Saigene has failed to satisfy certain conditions relating to payments as required and is in default on the Purchase Agreement. Saigene has requested a further extension to January 20, 2001 to complete the Purchase Agreement and the Company and Saigene signed a Second Amendment to Agreement of Purchase and Sale of Assets, dated August 4, 2000 (the "Second Amendment").

In exchange for this extension, Saigene has agreed to the following additional terms. Saigene paid the Company $75,000 on July 19, 2000 as part of the purchase price. Saigene will pay $20,000 on each of August 28th, September 20th, October 20th, November 20th and December 20, 2000. One half of each $20,000 payment will be credited toward the purchase price and one-half of each payment will be consideration paid for the additional time extension. Payments toward the purchase price will be credited against the escrow payment required at the time of closing. All payments made according to the Second

Amendment will be forfeited by Saigene if they fail to make any of the required payments, including the closing payments. Saigene and the Company have further agreed that Saigene may extend the January 20, 2001 Closing Date on a month-by-month basis by increasing the monthly payments to $30,000 beginning January 20, 2001. One-half of each payment would be credited to the purchase price and one-half of each payment would be consideration for the additional time extension. The Company has the right to terminate the Purchase Agreement at the end of any extension period by giving 20 days prior written notice.

There can be no assurance that Saigene will be able to complete the Purchase Agreement as amended or consummate the transactions contemplated therein. Failure to complete this transaction would likely return operational control of the laboratory to the Company. The landlord of the Company's previous office and laboratory space in Lake Forest, California was proceeding against the Company to cancel the lease. The landlord has obtained a judgment against the Company from Orange County Superior Court for approximately $150,000 related to the default on the lease. In addition, liabilities continue to accrue at about $13,000 per month until the space is leased. The total liability to the Company is estimated to be approximately $350,000. The Company has been advised by Saigene Corporation ("Saigene"), the proposed purchaser of the Company's laboratory, that Saigene has purchased from the landlord of the Lake Forest property, for the sum of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company's laboratory assets to Saigene. However, it is unclear whether or not Saigene may re-assign such rights to the landlord if the sale of the laboratory assets to Saigene is not completed. In any event, Saigene, under the terms of the First Amendment (see Note 6), has agreed that Saigene will be responsible for satisfaction of such judgment and, therefore, the Company believes it would be entitled to seek recovery from Saigene for any costs or liabilities as a result of Saigene's failure to satisfy such claim. While the laboratory would have less debt as a result of the Second Amendment, the Company will not be financially capable of maintaining the laboratory operation and there can be no assurance that another buyer could be found in a timely manner. This could force the Company to seek protection from creditors under the bankruptcy laws.

Even upon completion of the transaction with Saigene, the Company will still have various debts and claims that need to be settled. These include amounts owed to various consultants, vendors and suppliers of the Company not related to the Seattle laboratory operation (estimated to be between $250,000 and $400,000); deferred pay to current and former employees (approximately $700,000); and a potential liability of approximately $2.0 million related to the OsteoPatch technology (See below). The Company will attempt to settle these debts with cash, stock, and technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws. If the Company is successful in settling the remaining debts, then the Company plans to pursue a merger with another company as a means of providing some value to common stockholders. There can be no assurance that the Company will be successful in finding and negotiating a successful merger or that any such merger would create value for the stockholders.

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

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

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

ITEM 2 - Changes in Securities and Use of Proceeds - See MD&A "Liquidity and Capital Resources".

ITEM 3 - Defaults upon Senior Securities - Not Applicable.

ITEM 4 - Submission of Matters to a Vote of Security Holders - Not Applicable.

ITEM 5 - Other Information - Not Applicable.

ITEM 6 - Exhibits and Reports on Form 8-K

         (a)    Exhibits:

         (27.1) Financial Data Schedule.

         (b) The following current reports on Form 8-K were filed during and subsequent to the quarter ended September 30, 1999:

                (i) Current Report on Form 8-K filed with the Commission on August 31, 1999 under Item 5 disclosing letter of intent with Saigene.

                (ii) Current Report on Form 8-K filed with the Commission on October 28, 1999 under Item 5 disclosing failure to file Form 10-KSB for the fiscal year ended June 30, 1999 and certain other matters.

                (iii) Current Report on Form 8-K filed with the Commission on May 15, 2000 under Item 5 disclosing failure to file Form 10-QSB for the periods ended September 30, 1999, December 31, 1999 and March 31, 2000 and disclosing the execution and terms of the Purchase Agreement with Saigene.

                (iv) Current Report on Form 8-K filed with the Commission on June 26, 2000 under Item 5 disclosing an amendment to the Purchase Agreement with Saigene.

                (v) Current Report on Form 8-K filed with the Commission on August 9, 2000 under Item 5 disclosing a second amendment to the Purchase Agreement with Saigene.

Signatures
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    September 15, 2000

/s/  Paul G. Kanan                     President and Chief Executive
--------------------------------       Officer
Paul G. Kanan

/s/  Paul G. Kanan                     Acting Principal Financial and Accounting
-------------------------------        Officer
Paul G. Kanan