Form 10QSB
period 1999-12-31
PACIFIC BIOMETRICS INC
filed 2000-09-21
CIK 1020475

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[  X  ]   QUARTERLY REPORT SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended              December 31, 1999
                              ------------------------------------


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X) Registrant has failed to timely file periodic reports on Form 10-QSB for the period ended September 30, 1999, December 31, 1999 and March 31, 2000 and Form 10-KSB for the period ended June 30, 1999.

As of September 15, 2000 there were outstanding 3,810,171 shares of common stock.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS..................................................... 13

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS................................................ 19

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS........................ 20

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.................................. 20

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS............................................... 20

ITEM 5 - OTHER INFORMATION................................................ 20

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K................................. 20

                            PACIFIC BIOMETRICS, INC.
                      (a company in the development stage)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1999
                                   (unaudited)

                                     ASSETS

Current assets:
    Cash and cash equivalents                                              $       30,345
    Accounts receivable, net of allowance for doubtful
          accounts of $40,000                                                     319,250
    Prepaid expenses and other                                                     62,329
                                                                           ---------------
          Total current assets                                                    411,924

Property and equipment, net                                                       426,198

Other assets:
    Restricted cash                                                                66,396
    Deposit and other                                                               1,750
                                                                           ---------------
          Total assets                                                     $      906,268
                                                                           ===============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Notes payable to bank                                                  $      213,104
    Notes payable to related parties                                              578,081
    Notes payable other                                                            16,667
    Accounts payable                                                              643,526
    Accrued liabilities                                                           567,802
    Dividends payable                                                             289,828
    Deferred compensation                                                         111,167
    Advances from customers                                                       143,020
    Technology licenses payable                                                 2,244,040
    Capital lease obligations                                                     368,986
                                                                           ---------------
          Total current liabilities                                             5,176,221
                                                                           ---------------

    Capital lease obligations - long term portion                                  96,513
                                                                           ---------------
          Total long term liabilities                                              96,513
                                                                           ---------------

Stockholders' deficit:

    Preferred stock, $0.01 par value, 5,000,000 shares
          authorized, 1,550,000 shares issued and outstanding                      15,500
    Common stock, $0.01 par value, 30,000,000 shares
          authorized, 3,810,171 shares issued and outstanding                      38,102
    Additional paid-in capital Common Stock                                    13,556,625
    Additional paid-in capital Preferred Stock                                  5,000,966
    Deficit accumulated during the development stage                          (22,977,659)
                                                                           ---------------
          Total stockholders' deficit                                          (4,366,466)
                                                                           ---------------
          Total liabilities and stockholders' deficit                      $      906,268
                                                                           ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (a company in the development stage)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Month Periods Ended December 31, 1999 and 1998
                                   (unaudited)

                                                                      Three Month Period Ended
                                                                             December 31
                                                                 ---------------------------------
                                                                       1999               1998
                                                                 --------------      -------------

Revenues                                                          $    268,486        $    329,274
                                                                 ---------------     -------------

Operating expenses:
    Laboratory expense and cost of goods sold                          202,799             267,109
    Research and product development                                     4,232             242,922
    Selling, general and administrative                                265,623             534,523
    Purchased in-process research and development                            0                   0
    Amortization of intangible assets                                        0             200,451
                                                                 ---------------     -------------

          Total operating expenses                                     472,654           1,245,005
                                                                 ---------------     -------------

Operating loss                                                        (204,168)           (915,731)
                                                                 ---------------     -------------

Other income (expense):
    Interest expense                                                   (29,754)            (66,094)
    Interest income                                                        525              10,716
    Write-off of intangible assets                                           0                   0
    Grant and other income                                              54,295               4,112
                                                                 ---------------     -------------
                                                                        25,066             (51,266)
                                                                 ---------------     -------------

Net loss                                                          $   (179,102)       $   (966,997)
                                                                 ===============     =============


Preferred stock dividend paid or accrued                               (62,000)            (62,000)
                                                                 ---------------     -------------

Net loss applicable to common stockholders                        $   (241,102)       $ (1,028,997)
                                                                 ===============     =============

Basic and diluted loss per share                                  $      (0.06)       $      (0.28)
                                                                 ===============     =============

Weighted average shares outstanding -
     Basic and diluted                                               3,810,171           3,709,671
                                                                 ===============     =============

                            PACIFIC BIOMETRICS, INC.
                      (a company in the development stage)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Six Month Periods EndedDecember 31, 1999 and 1998
     And for the Period from Inception (December 1992) to December 31, 1999
                                   (unaudited)


                                                            Six Month Period Ended              For the Period
                                                                  December 31                   from Inception
                                                        ---------------------------------      (December 1992) to
                                                             1999                1998          December 31, 1999
                                                        -------------         ------------     ------------------

Revenues                                                 $    511,416         $    636,228         $  9,538,266
                                                         ------------         ------------         ------------

Operating expenses:
    Laboratory expense and cost of goods sold                 411,495              584,057            7,317,960
    Research and product development                           27,383              752,762            5,663,928
    Selling, general and administrative                       614,636            1,113,911            9,097,532
    Purchased in-process research and development                   0                    0            6,373,884
    Amortization of intangible assets                               0              400,904            1,616,565
                                                         ------------         ------------         ------------

          Total operating expenses                          1,053,514            2,851,634           30,069,869
                                                         ------------         ------------         ------------

Operating loss                                               (542,098)          (2,215,406)         (20,531,603)
                                                         ------------         ------------         ------------

Other income (expense):
    Interest expense                                          (84,250)            (135,954)            (700,584)
    Interest income                                             1,037               22,916              318,319
    Write-off of intangible assets                                  0                    0           (2,078,100)
    Grant and other income                                     63,135                5,078               14,309
                                                         ------------         ------------         ------------
                                                              (20,078)            (107,960)          (2,446,056)
                                                         ------------         ------------         ------------

Net loss                                                 $   (562,176)        $ (2,323,366)        $(22,977,659)
                                                         ============         ============         ============

Preferred stock dividend paid or accrued                     (124,000)            (124,000)
                                                         ------------         ------------

Net loss applicable to common stockholders               $   (686,176)        $ (2,447,366)
                                                         ============         ============

Basic and diluted loss per share                         $      (0.18)        $      (0.66)
                                                         ============         ============

Weighted average shares outstanding -
    basic and diluted                                       3,810,171            3,709,671
                                                         ============         ============


        The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (a company in the development stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Month Periods Ended December 31, 1999 and 1998
                                   (unaudited)

                                                                  Three Month Period December 31
                                                               -------------------------------------
                                                                    1999                    1998
                                                               -------------             -----------

   Cash used in operations                                       $(306,253)               $(489,439)

   Cash used in investing activities                               (16,200)                       0

   Cash (used in) provided by financing activities                 248,243                  (85,126)
                                                               -----------              -----------

Decrease in cash and cash equivalents                              (74,210)                (574,565)

Cash and cash equivalents:

Beginning of period                                                104,555                  942,696
                                                               -----------              -----------

End of period                                                    $  30,345                $ 368,131
                                                               ===========              ===========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (a company in the development stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Six Month Periods Ended December 31, 1999 and 1998
     And for the Period from Inception (December 1992) to December 31, 1999
                                   (unaudited)

                                                                                                 For the Period
                                                            Six Month Period December 31         from Inception
                                                       -------------------------------------     (December 1992)
                                                               1999                 1998       to December 31, 1999
                                                       ----------------        -------------   --------------------

   Cash used in operations                                $   (298,690)         $ (1,607,415)       $ (9,913,330)

   Cash used in investing activities                            (6,781)              (35,493)           (240,741)

   Cash (used in) provided by financing activities             299,439              (233,017)         10,184,416
                                                          ------------          ------------        ------------

Increase (decrease) in cash and cash equivalents                (6,032)           (1,875,925)             30,345

Cash and cash equivalents:

Beginning of period                                             36,377             2,244,056                   0
                                                          ------------          ------------        ------------

End of period                                             $     30,345         $     368,131        $     30,345
                                                          ============         =============        ============


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

4.  Earnings Per Share

As the Company had a net loss from continuing operations for the period ended December 31, 1999 and 1998 basic and diluted net loss per share are the same.

Net loss applicable to common stockholders includes $124,000 in cumulative dividends on the convertible preferred stock for the period ended December 31, 1999 and 1998.

Basic and diluted net loss per common share for the period ended December 31, 1999 and 1998 were calculated as follows:

                                               Six Month       Six Month
                                             Period Ended    Period Ended
                                              12/31/1999      12/31/1998
                                              ----------      ----------

Net Loss                                     $  (562,176)    $(2,323,366)
Preferred Stock cumulative dividend             (124,000)       (124,000)
                                             -----------     -----------

Net Loss available to Common stockholders    $  (686,176)    $(2,447,366)
                                             ===========     ===========

Basic and diluted net loss per share         $     (0.18)    $     (0.66)
                                             ===========     ===========

Weighted average shares outstanding -
    basic and diluted                          3,810,171       3,709,671
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

Expenses consist, and are expected to continue to consist, primarily of operating expenses necessary to complete the sale of the Company's laboratory operations, and thereafter, to settle claims of creditors and possibly identify a buyer or merger candidate with respect to the remaining technology assets. As of December 31, 1999, the Company had an accumulated deficit since inception of $22,939,658 which included a one-time charge of $6,373,884 for the value of purchased research and development expenses relating to the Company's merger with BioQuant and a one-time charge of $428,368 relating to a prior merger involving PBI-WA in 1995.

Results of Operations:

Comparison of the three and six month periods ended December 31, 1999 and 1998:

--------------------------------------------------------------------------------
     Rounded to Nearest    Three   Six    Comments on increase or decrease from
      Thousand Dollars    Months  Months       Fiscal 1998 to Fiscal 1999
--------------------------------------------------------------------------------

Revenues:
----------------------------------------
Ended 12/31/99             $268    $511  Revenues for all quarters are almost
                                         entirely comprised of laboratory
---------------------------------------- service revenue. Revenues were higher
Ended 12/31/98             $329    $636  for fiscal 1998 due to work performed
---------------------------------------- on a larger number of contracts.
$ variance                 ($61)  ($125)
----------------------------------------
% variance                  -19%    -20%
----------------------------------------

--------------------------------------------------------------------------------
     Rounded to Nearest    Three   Six    Comments on increase or decrease from
      Thousand Dollars    Months  Months       Fiscal 1998 to Fiscal 1999
--------------------------------------------------------------------------------

Laboratory expenses and cost of sales:
---------------------------------------
Ended 12/31/99            $203     $411  The decrease in both periods
---------------------------------------  is related directly to the
Ended 12/31/98            $267     $584  lower level of laboratory
---------------------------------------  service revenues.
$ variance                ($64)   ($173)
---------------------------------------
% variance                 -24%     -30%
---------------------------------------

Research and product development:
---------------------------------------
Ended 12/31/99                           The decrease in both periods is
                            $4      $27  related  to the Company's decrease
---------------------------------------  in R&D activity ue to lack
Ended 12/31/98            $242     $753  of financial resources.
---------------------------------------
$ variance               ($238)   ($726)
---------------------------------------
% variance                 -98%     -96%
---------------------------------------

Selling, general and administration expenses:

---------------------------------------
Ended 12/31/99                            The decrease in both periods is due
                          $266     $615   to reductions  in staffing and
---------------------------------------   activity due to the Company's
Ended 12/31/98            $535   $1,114   lack of  financial resources.
---------------------------------------
$ variance               ($269)   ($499)
---------------------------------------
% variance                 -50%     -45%
---------------------------------------

Amortization of intangible assets:
---------------------------------------
Ended 12/31/99              $0       $0  The decrease is due to the write-off
---------------------------------------  of the remainder of the Sudormed
Ended 12/31/98            $200     $246  license in fiscal 1999.
---------------------------------------
$ variance               ($200)   ($246)
---------------------------------------
% variance                -100%    -100%
---------------------------------------

Total other income (expense):
---------------------------------------
Ended 12/31/99             $25     ($20) The decrease in net expense in the
---------------------------------------  quarter and six months ended December
 Ended 12/31/98           ($51)   ($108) 31, 1999 was due  primarily to
---------------------------------------  the inclusion of imputed interest
$ variance                 $76      $88  on the Sudormed license obligation
---------------------------------------  in September 1998 mitigated by
% variance                               interest expense from warrants issued
                                         to Transamerica in conjunction with
                                         the Forbearance Agreement in
                          -149%     -82% September 1999.
---------------------------------------

Net loss:
---------------------------------------
Ended 12/31/99           ($179)   ($524)  The decreased net loss in
---------------------------------------   both periods is due to lower research
Ended 12/31/98           ($967) ($2,323)  and development and selling, general
---------------------------------------   and administrative costs, primarily
$ variance                $788   $1,799   due to reductions in staff and
---------------------------------------   activity levels in the Company's
% variance                                non-laboratory operations and a
                                          decrease in operating profit related
                           -81%     -77%  to the laboratory operation.
---------------------------------------

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

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and similar events. The Preferred Stock provides for a cumulative cash dividend payable quarterly in arrears at an annual rate of 8%. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which the Preferred Stock is convertible. To date, no such efforts have been undertaken. The Company is not current on dividend payments and, as of December 31, 1999 approximately $248,000 in dividends have accrued.

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

In exchange for the most recent Forbearance Agreement, dated August 1999, the Company has repriced warrants previously issued to Transamerica from $.50 per share to $.09 per share, granted Transamerica additional warrants and granted Transamerica a priority lien position on assets of the Company. This Forebearance Agreement expired on September

30, 1999 and was extended again through December 31, 1999 in exchange for 150,508 additional warrants with an exercise price of $.09 per share. Although the Forbearance Agreement has expired, Transamerica has not taken action to collect the debt, which approximates $450,000. Most of this debt will be assumed by Saigene upon sale of the laboratory. The expense associated with the warrant re-pricing was not material. The Company recorded a discount of approximately $38,000 in connection with issuance of the 150,508 warrants.

In April of 1999 the Company and its subsidiaries entered into a Accounts Receivable Factoring Agreement (the "Factoring Agreement") with Silicon Valley Bank (the "Bank"). The Company issued 93,024 warrants to the Bank as part of this agreement. The Company has been factoring the majority of the accounts receivable from laboratory operations to provide the Company with working capital to meet laboratory operations obligations and to maintain minimal corporate operations. Under the terms of this agreement, the Bank will advance 80% of accepted receivables and charge the Company an administrative fee of .75% and an annualized rate of 21% on outstanding balances. Amounts outstanding as of December 31, 1999 were $213,104.

Operations

As of December 31, 1999 the Company had cash and cash equivalents of $30,345. In addition, the Company's current liabilities exceeded its current assets. During the quarter ended December 31, 1999, the Company's cash and cash equivalents declined by approximately $(74,210) from the prior quarter.

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

In December 1998, the Company failed to make a payment of $1.6 million to Sudormed, the licensor of the patch technology relating to the SweatPatch and OsteoPatch, resulting in a default under the License Agreement and the Supply Agreement. Sudormed terminated the License Agreement in May, 1999 for failure to make required payments. The Agreement permits the Company to retain full license rights as long as the Company has inventory of patches. As of December 31, 1999 the Company had approximately 80,000 patches in inventory. All investments in SweatPatch technology, including the OsteoPatch and inventory, were expensed in March 1999.

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

Future Operating Results

As previously reported, the Company executed the Purchase Agreement with Saigene. The Purchase Agreement, which is subject to stockholder approval, will transfer the business and all assets of the Company's Seattle laboratory operation to Saigene for a total consideration of $4,000,000. Saigene has failed to satisfy certain conditions relating to payments as required and is in default on the Purchase Agreement. Saigene has requested a further extension to January 20, 2001 to complete the Purchase Agreement and the Company and Saigene signed a Second Amendment to Agreement of Purchase and Sale of Assets, dated August 4, 2000 (the "Second Amendment").

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

There can be no assurance that Saigene will be able to complete the Purchase Agreement as amended or consummate the transactions contemplated therein. Failure to complete this transaction would likely return operational control of the laboratory to the Company. The landlord of the Company's previous office and laboratory space in Lake Forest, California was proceeding against the Company to cancel the lease. The landlord has obtained a judgment against the Company from Orange County Superior Court for approximately $150,000 related to the default on the lease. In addition, liabilities continue to accrue at about $13,000 per month until the space is leased. The total liability to the Company is estimated to be approximately $350,000. The Company has been advised by Saigene that Saigene has purchased from the landlord of the Lake Forest property, for the sum of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company's laboratory assets to Saigene. However, it is unclear whether or not Saigene may re-assign such rights to the landlord if the sale of the laboratory assets to Saigene is not completed. In any event, Saigene, under the terms of the First Amendment has agreed that Saigene will be responsible for satisfaction of such judgment and, therefore, the Company believes it would be entitled to seek recovery from Saigene for any costs or liabilities as a result of Saigene's failure to satisfy such claim. While the laboratory would have less debt as a result of the Second Amendment, the Company will not be financially capable of maintaining the laboratory operations and there can be no assurance that another buyer could be found in a timely manner. This could force the Company to seek protection from creditors under the bankruptcy laws.

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

ITEM 3 - Defaults Upon Senior Securities - Not Applicable.

ITEM 4 - Submission of Matters to a Vote of Security Holders - Not Applicable.

ITEM 5 - Other Information - Not Applicable.

ITEM 6 - Exhibits and Reports on Form 8-K

           (a) Exhibits:

                 (27.1)         Financial Data Schedule.

           (b) The following current reports on Form 8-K were filed during and subsequent to the quarter ended December 31, 1999:

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

Dated:    September 21, 2000

 \s\ Paul G. Kanan                 President and Chief Executive
--------------------------------   Officer
Paul G. Kanan


\s\ Paul G. Kanan                  Acting Principal Financial and Accounting
-------------------------------    Officer
Paul G. Kanan