Form 10QSB
period 2000-03-31
PACIFIC BIOMETRICS INC
filed 2001-06-29
CIK 1020475

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                QUARTERLY REPORT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2000
                              -------------------


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X) Registrant has failed to timely file periodic reports on Form 10-QSB for the period ended March 31, 2000, September 30, 2000, December 31, 2000, March 31, 2001 and Form 10-KSB for the period ended June 30, 2000.

As of May 31, 2001 there were outstanding 3,810,171 shares of common stock.

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

Condensed Consolidated Statements of Cash Flows...............................6

Notes to Consolidated Financial  Statements...................................8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS..........................................................13


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS...................................................21

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS...........................22

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.....................................22

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................22

ITEM 5 - OTHER

INFORMATION..................................................................22

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K....................................22

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (UNAUDITED)

                                     ASSETS

Current assets:
    Cash and cash equivalents                                   $     37,022
    Accounts receivable, net of allowance for doubtful
          accounts of $40,000                                        233,063
    Other receivable                                                  40,303
    Prepaid expenses and other                                        10,445
                                                                ------------
          Total current assets                                       320,833

Property and equipment, net                                          302,849

Other assets:
    Restricted cash                                                   66,845
    Deposit and other                                                  1,250
                                                                ------------
          Total assets                                          $    691,777
                                                                ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Notes payable to bank                                       $     40,827
    Notes payable to related parties                                 474,130
    Notes payable other                                               16,667
    Accounts payable                                                 524,542
    Accrued liabilities                                              750,037
    Dividends payable                                                351,282
    Deferred compensation                                            149,034
    Advances from customers                                           87,666
    Technology licenses payable                                    2,244,040
    Capital lease obligations                                        420,108
                                                                ------------
          Total current liabilities                                5,058,333
                                                                ------------

    Capital lease obligations - long term portion                     77,845
                                                                ------------
          Total long term liabilities                                 77,845
                                                                ------------

Stockholders' deficit:
    Preferred stock, $0.01 par value, 5,000,000 shares
          authorized, 1,550,000 shares issued and outstanding         15,500
    Common stock, $0.01 par value, 30,000,000 shares
          authorized, 3,810,171 shares issued and outstanding         38,102
    Additional paid-in capital common stock                       13,494,624
    Additional paid-in capital preferred stock                     5,001,512
    Deficit accumulated during the development stage             (22,994,139)
                                                                ------------
          Total stockholders' deficit                             (4,444,401)
                                                                ------------
          Total liabilities and stockholders' deficit           $    691,777
                                                                ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)



                                               Three Month Period Ended March 31
                                                -------------------------------
                                                     2000             1999
                                                --------------   --------------
Revenues                                        $      560,571   $      411,435
                                                --------------   --------------

Operating expenses:
    Laboratory expense and cost of goods sold          303,357          328,089
    Research and product development                    25,049          120,707
    Selling, general and administrative                176,589          426,757
    Amortization of intangible assets                        0          200,452
                                                --------------   --------------

          Total operating expenses                     504,995        1,076,005
                                                --------------   --------------

Operating income (loss)                                 55,576         (664,570)
                                                --------------   --------------

Other income (expense):
    Interest expense                                   (56,540)         (25,684)
    Interest income                                        532            2,101
    Write-off of intangible assets                           0       (2,078,100)
    Grant and other income                             (16,049)           1,605
                                                --------------   --------------
                                                       (72,057)      (2,100,078)
                                                --------------   --------------

Net loss                                        $      (16,481)  $   (2,764,648)
                                                ==============   ==============

Preferred stock dividend paid or accrued               (62,000)         (62,000)
                                                --------------   --------------


Net loss applicable to common stockholders      $      (78,481)  $   (2,826,648)
                                                ==============   ==============


Basic and diluted loss per share                $        (0.02)  $        (0.76)
                                                ==============   ==============

Number of shares used in per-share calculation       3,810,171        3,710,788
                                                ==============   ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
       AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO MARCH 31, 2000
                                   (UNAUDITED)

                                                                                            For the Period
                                                     Nine Month Period Ended March 31        from Inception
                                                    ----------------------------------     (December 1992) to
                                                        2000                  1999            March 31,2000
                                                    ------------          ------------         ------------
Revenues                                            $  1,071,987          $  1,047,663         $ 10,098,837
                                                    ------------          ------------         ------------

Operating expenses:
    Laboratory expense and cost of goods sold            714,852               912,146            7,621,317
    Research and product development                      52,431               873,469            5,688,977
    Selling, general and administrative                  791,226             1,540,669            9,274,120
    Purchased in-process research and development              0                     0            6,373,884
    Amortization of intangible assets                          0               601,356            1,616,565
                                                    ------------          ------------         ------------

          Total operating expenses                     1,558,509             3,927,640           30,574,863
                                                    ------------          ------------         ------------

Operating loss                                          (486,522)           (2,879,977)         (20,476,026)
                                                    ------------          ------------         ------------

Other income (expense):
    Interest expense                                    (140,790)             (161,637)            (757,124)
    Interest income                                        1,569                25,018              318,851
    Write-off of intangible assets                             0            (2,078,100)          (2,078,100)
    Grant and other income                                47,086                 6,682               (1,740)
                                                    ------------          ------------         ------------
                                                         (92,135)           (2,208,037)          (2,518,113)
                                                    ------------          ------------         ------------


Net loss                                            $   (578,657)         $ (5,088,014)        $(22,994,139)
                                                    ============          ============         ============

Preferred stock dividend paid or accrued                (186,000)             (186,000)
                                                    ------------          ------------

Net loss applicable to common stockholders
                                                    $   (764,657)         $ (5,274,014)
                                                    ============          ============


Basic and diluted loss per share                    $      (0.20)         $      (1.42)
                                                    ============          ============

Number of shares used in per-share calculation         3,810,171             3,710,038
                                                    ============          ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)



                                                  Three Month Period March 31
                                                   -------------------------
                                                     2000             1999
                                                   ---------       ---------

   Cash provided (used) by operations              $ 358,712       $(298,752)

   Cash used in investing activities                  (4,419)              0

   Cash (used ) provided by financing activities    (347,616)         83,976
                                                   ---------       ---------

Increase (decrease) in cash and cash equivalents       6,677        (214,776)

Cash and cash equivalents:

Beginning of period                                   30,345         368,131
                                                   ---------       ---------

End of period                                      $  37,022       $ 153,355
                                                   =========       =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                            (A DELAWARE CORPORATION)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
       AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO MARCH 31, 2000
                                   (UNAUDITED)


                                                                             For the Period
                                        Nine Month Period Ended March 31     from Inception
                                        --------------------------------   (December 1992) to
                                           2000                 1999          March 31, 2000
                                        -----------          -----------       -----------
   Cash used by operations              $    60,022          $(1,906,167)      $(9,554,711)

   Cash used in investing activities        (11,200)             (35,493)         (250,160)

   Cash (used ) provided by financing
      activities                            (48,177)            (149,041)        9,841,893
                                        -----------          -----------       -----------

Decrease in cash and cash equivalents           645           (2,090,701)           37,022

Cash and cash equivalents:

Beginning of period                          36,377            2,244,056                 0
                                        -----------          -----------       -----------

End of period                           $    37,022          $   153,355       $    37,022
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

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

Pacific Biometrics, Inc. ("PBI" or the "Company") is a development stage company that provides specialty reference laboratory services to the pharmaceutical and diagnostics industries. The Company had previously been engaged in the development and commercialization of non-invasive diagnostics to improve the detection and management of chronic diseases. The Company has developed two patented platform technologies that permit the use of sweat and saliva as diagnostic fluids.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Technology

The Company had an exclusive worldwide license for the use of a transdermal perspiration collection device for all medical diagnostic applications of Sudormed's skin patch technology, which is the basis for the Company's OsteoPatch(TM) system. This license allowed for the development of all other potential applications of such technology, except for those relating to alcohol and drugs of abuse. Pursuant to the license agreement, the Company had agreed to pay Sudormed approximately $3 million over a fifteen-month period plus an ongoing royalty payment based on sales of products developed under this license. Such payments included a lump-sum payment of $1.6 million due in December 1998. The

Company is in default on this obligation (see Note 6).

The Company has licensed exclusive rights, related to bone resorption in human perspiration, to use patented pyridinium crosslinks antibody technology (this is an exclusive worldwide license excluding Japan). The Company owns a fully paid license to the assay technology used with the OsteoPatch(TM) product. Licensing fees to this antibody technology have been fully amortized.

The SalivaSac(R) is a proprietary patented product of the Company that collects and processes saliva for medical diagnostic purposes.

Risks and Uncertainties

Any product that the Company develops will likely require approvals from the Food and Drug Administration (FDA) and international regulatory agencies prior to commercialized sales. With respect to the Company's OsteoPatch(TM) product, the Company failed to receive FDA approval and, as a result, has ceased product development and has defaulted on the Sudormed license agreement.

In April 2000, the Company entered into an agreement to sell the laboratory business, the only source of revenue for the Company (see Note 6). Additionally, the Company's securities have been delisted from the Nasdaq Stock Market.

The Company's financial position also creates risks and uncertainties as discussed below in Note 3.

3.   GOING CONCERN

The Company has experienced recurring losses from operations and cash flow shortages, and has reported deficiencies in working capital and stockholders' equity. Also the Company has significant amounts of debt past due. These matters raise substantial doubt about the Company's ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence for the near term. These steps include significant reductions in expenses and staffing, suspension of research and development projects, attempts to license or sell SalivaSac(R) technology, renegotiations of contractual commitments, and a proposed sale of the Company's laboratory (see Note 6).

Even if the Company is able to sell the laboratory operations, the Company will still have significant debts and claims that need to be settled. The Company will attempt to settle these debts with cash, stock, and technology assets. There can be no assurance that the Company will be successful in these negotiations and therefore may have to seek protection from creditors under the bankruptcy laws.

4.   EARNINGS PER SHARE

As the Company had a net loss from continuing operations for the period ended March 31, 2000 and 1999 basic and diluted net loss per share are the same.

Net loss applicable to common stockholders includes $186,000 in cumulative dividends on the convertible preferred stock for each of the periods ended March 31, 2000 and 1999.

Basic and diluted net loss per common share for the period ended March 31, 2000 and 1999 were calculated as follows:

                                             Nine Month     Nine Month
                                            Period Ended   Period Ended
                                             3/31/2000      3/31/1999
                                            -----------    -----------
Net Loss                                    $  (578,657)   $(5,088,014)

Preferred Stock cumulative dividend            (186,000)      (186,000)
                                            -----------    -----------

Net Loss available to Common stockholders   $  (764,657)   $(5,274,014)
                                            ===========    ===========

Basic and diluted net loss per share        $     (0.20)   $     (1.42)
                                            ===========    ===========

Weighted average shares outstanding -
    basic and diluted                         3,810,171      3,710,038
                                            ===========    ===========


5.   COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On May 10, 2001 a Final Judgment of Permanent Injunction was issued by the United States District Court for the District of Columbia ordering the Company to (a) file with the SEC, on or before June 29, 2001,: (1) the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 2000; (2) the Company's Quarterly Reports on Form 10-QSB for its quarters ended March 31, September 30, and December 31, 2000; and (3) such other periodic reports which may become due prior to the entry of the Final Judgment, and (b) file timely and in proper form with the SEC accurate and complete information and reports of the Company as are required to be filed under the securities laws.

On September 24, 1997 the Company received from the former manufacturer of SPINPRO(R) a demand for arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO(R). The former manufacturer is seeking damages of approximately $515,000. The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company. The Company has contested such claims and has filed counterclaims against the former manufacturer. The Company has also filed for arbitration against a former vendor relating to SPINPRO(R), seeking damages for alleged breach of contract with respect to the manufacture of molds for SPINPRO(R) parts.

The landlord of the Company's previous office and laboratory space in Lake Forest, California was proceeding against the Company to cancel the lease. The landlord has obtained a judgment against the Company from Orange County Superior Court for approximately $150,000 related to the default on the lease. In addition, liabilities continue to accrue at about $13,000 per month until the space is leased. The total liability to the Company is estimated to be approximately $350,000. The Company has been advised by Saigene Corporation ("Saigene"), the proposed purchaser of the Company's laboratory, that Saigene has purchased from the landlord of the Lake Forest property, for the sum of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company's laboratory assets to Saigene. However, it is unclear whether or not Saigene may re-assign such rights to the landlord if the sale of the laboratory assets to Saigene is not completed. In any event, Saigene, under the terms of the Purchase Agreement (see Note 6), has agreed that Saigene will be responsible for satisfaction of such judgment and, therefore, the Company believes it would be entitled to seek recovery from Saigene for any costs or liabilities as a result of Saigene's failure to satisfy such claim.

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

As previously reported, the Company executed an Agreement of Purchase and Sale of Assets dated April 18, 2000 and a First Amendment to Agreement of Purchase and Sale of Assets dated June 22, 2000 (together, the "Purchase Agreement") with Saigene. The Purchase Agreement, which is subject to stockholder approval, will transfer the business and all assets of the Company's Seattle laboratory operation to Saigene for a total consideration of $4,000,000. Saigene failed to satisfy certain conditions relating to payments as required and defaulted on the Purchase Agreement. Saigene requested a further extension to January 20, 2001 to complete the Purchase Agreement and the Company and Saigene signed a Second Amendment to Agreement of Purchase and Sale of Assets, dated August 4, 2000 (the "Second Amendment").

In exchange for this extension, Saigene agreed to the following additional terms. Saigene paid the Company $50,000 on May 22, 2000 and $75,000 on July 19, 2000 as part of the purchase price. Saigene paid $20,000 on each of August 28th, September 20th, October 20th, November 20th and December 20, 2000. One half of each $20,000 payment will be credited toward the purchase price and one-half of each payment will be consideration paid for the additional time extension. Payments toward the purchase price will be credited against the escrow payment required at the time of closing. All payments made according to the Second Amendment will be forfeited by Saigene if they fail to make any of the required payments, including the closing payments. Saigene and the Company have further agreed that Saigene may extend the January 20, 2001 Closing Date on a month-by-month basis by increasing the monthly payments to $30,000 beginning January 20, 2001. One-half of each such payment would be credited to the purchase price and one-half would be consideration for the additional time extension. The Company has the right to terminate the Purchase Agreement at the end of any extension period by giving 20 days prior written notice.

Saigene failed to complete the Purchase Agreement on January 20, 2001 but has elected to extend the Closing Date on a month-by-month basis having made all required payments due through December 20, 2000 and all payments due from January 20, 2001 through May 20, 2001.

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

Even upon completion of the transaction with Saigene, the Company will still have significant debts and claims that need to be settled. These include amounts owed to various consultants, vendors and suppliers of the Company not related to the Seattle laboratory operation (approximately $400,000); deferred pay to current and former employees (approximately $800,000); and a potential liability of approximately $2.0 million related to the OsteoPatch(TM) technology. The Company will attempt to settle these debts with cash, stock, and technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws. If the Company is successful in settling the remaining debts, then the Company plans to pursue a merger with another company as a means of providing some value to common stockholders. There can be no assurance that the Company will be successful in finding and negotiating a successful merger or that any such merger would create value for the stockholders.

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

PBI is a development stage company that provides specialty reference laboratory services to the pharmaceutical and diagnostics industries. The Company's specialty reference laboratory is under contract to be sold to Saigene Corporation for a total consideration of $4,000,000. PBI and Saigene have also entered into a Management Agreement in which Saigene provides day-to-day management of the laboratory. The Company had previously been engaged in the development and commercialization of non-invasive diagnostics to improve the detection and management of chronic diseases, which commercialization efforts have been terminated due to the Company's inability to obtain FDA approval for its OsteoPatch(TM) product and lack of necessary funding. The Company has developed two patented technologies that permit the use of sweat and saliva as diagnostic fluids.

Expenses consist, and are expected to continue to consist, primarily of operating expenses necessary for the laboratory operations. In addition, the Company maintains a small corporate office in Mission Viejo, California.

As of March 31, 2000, the Company had an accumulated deficit since inception of $22,994,139 which included a one-time charge of $6,373,884 for the value of purchased research and development expenses relating to the Company's merger with BioQuant and a one-time charge of $428,368 relating to a prior merger involving PBI-WA in 1995.

As previously reported, the Company executed an Agreement of Purchase and Sale of Assets dated April 18, 2000 and a First Amendment to Agreement of Purchase and Sale of Assets dated June 22, 2000 (together, the "Purchase Agreement") with Saigene. The Purchase Agreement, which is subject to stockholder approval, will transfer the business and all assets of the Company's Seattle laboratory operation to Saigene for a total consideration of $4,000,000. Saigene failed to satisfy certain conditions relating to payments as required and defaulted on the Purchase Agreement. Saigene requested a further extension to January 20, 2001 to complete the Purchase Agreement and the Company and Saigene signed a Second Amendment to Agreement of Purchase and Sale of Assets, dated August 4, 2000 (the "Second Amendment").

In exchange for this extension, Saigene agreed to the following additional terms. Saigene paid the Company $50,000 on May 22, 2000 and $75,000 on July 19, 2000 as part of the purchase price. Saigene paid $20,000 on each of August 28th, September 20th, October 20th, November 20th and December 20, 2000. One half of each $20,000 payment will be credited toward the purchase price and one-half of each payment will be consideration paid for the additional time extension. Payments toward the purchase price will be credited against the escrow payment required at the time of closing. All payments made according to the Second Amendment will be forfeited by Saigene if they fail to make any of the required payments, including the closing payments. Saigene and the Company have further agreed that Saigene may extend the January 20, 2001 Closing Date on a month-by-month basis by increasing the monthly payments to $30,000 beginning January 20, 2001. One-half of each such payment would be credited to the purchase price and one-half would be consideration for the additional time extension. The Company has the right to terminate the Purchase Agreement at the end of any extension period by giving 20 days prior written notice.

Saigene failed to complete the Purchase Agreement on January 20, 2001 but has elected to extend the Closing Date on a month-by-month basis having made all required payments due through December 20, 2000 and all payments due from January 20, 2001 through May 20, 2001.

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

Even upon completion of the transaction with Saigene, the Company will still have significant debts and claims that need to be settled. These include amounts owed to various consultants, vendors and suppliers of the Company not related to the Seattle laboratory operation (approximately $400,000); deferred pay to current and former employees (approximately $800,000); and a potential liability of approximately $2.0 million related to the OsteoPatch(TM) technology. The Company will attempt to settle these debts with cash, stock, and technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws. If the Company is successful in settling the remaining debts, then the Company plans to pursue a merger with another company as a means of providing some value to common stockholders. There can be no assurance that the Company will be successful in finding and negotiating a successful merger or that any such merger would create value for the stockholders.

On May 10, 2001 a Final Judgment of Permanent Injunction was issued by the United States District Court for the District of Columbia ordering the Company to (a) file with the SEC, on or before June 29, 2001: (1) the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 2000; (2) the Company's Quarterly Reports on Form 10-QSB for its quarters ended March 31,

September 30, and December 31, 2000; and (3) such other periodic reports which may become due prior to the entry of the Final Judgment, and (b) file timely and in proper form with the SEC accurate and complete information and reports of the Company as are required to be filed under the securities laws.

RESULTS OF OPERATIONS:

Comparison of the three and nine month periods ended March 31, 2000 and 1999:

-------------------------------------------------------------------------------------------------
Rounded to Nearest          Three       Nine         Comments on increase or decrease from
 Thousand Dollars           Months      Months                     Prior period
-------------------------------------------------------------------------------------------------

Revenues:
------------------------------------------------------
Ended 3/31/2000             $561      $1,072            Revenue has increased due to a higher
------------------------------------------------------  level of contract research work performed
Ended 3/31/1999             $411      $1,048            by the laboratory.
------------------------------------------------------
$ variance                  $150         $24
------------------------------------------------------
% variance                    36%          2%
------------------------------------------------------

Laboratory expenses and cost of sales:
------------------------------------------------------
Ended 3/31/2000             $303        $715            Laboratory  expenses have declined due to
------------------------------------------------------  cost reductions and due to the gross
Ended 3/31/1999             $328        $912            margin on the different mix of contract
------------------------------------------------------  work performed.
$ variance                  ($25)      ($197)
------------------------------------------------------
% variance                    -8%        -22%
------------------------------------------------------

Research and product development:
------------------------------------------------------
Ended 3/31/2000              $25         $52            Research and development has declined due
------------------------------------------------------  to termination of certain projects due to
Ended 3/31/1999             $121        $873            lack of funding.
------------------------------------------------------
$ variance                  ($96)      ($821)
------------------------------------------------------
% variance                   -79%        -94%
------------------------------------------------------

Selling, general and administration expenses:
------------------------------------------------------
Ended 3/31/2000             $177        $791            Selling, general and administrative
------------------------------------------------------  expenses have declined due to cost
Ended 3/31/1999             $427      $1,541            reductions in both ongoing operations and
------------------------------------------------------  expenditures for costs accrued for in the
$ variance                 ($250)      ($750)           prior year.
------------------------------------------------------
% variance                   -59%        -49%
------------------------------------------------------

Amortization of intangible assets:
------------------------------------------------------
Ended 3/31/2000               $0          $0            Amortization  of intangibles was reduced
------------------------------------------------------  to $0 for both periods due to the write-
Ended 3/31/1999             $200        $601            off of intangible assets.
------------------------------------------------------
$ variance                 ($200)      ($601)
------------------------------------------------------
% variance                  -100%       -100%
------------------------------------------------------


Total other income (expense):

------------------------------------------------------
Ended 3/31/2000             ($72)       ($92)           The change in total other income is due
------------------------------------------------------  to the  write-off  of intangible assets
Ended 3/31/1999          ($2,100)    ($2,208)           being included in the 1999 periods.
------------------------------------------------------
$ variance                $2,028      $2,116
------------------------------------------------------
% variance                   -97%        -96%
------------------------------------------------------

Net loss:
------------------------------------------------------
Ended 3/31/2000             ($16)      ($572)           The  reduction in the net loss is
------------------------------------------------------  attributed to the reduction in the scope
Ended 3/31/1999          ($2,765)    ($5,088)           of operations  and the write-off of
------------------------------------------------------  intangible  assets being included in the
$ variance                $2,749      $4,509            1999 periods.
------------------------------------------------------
% variance                   -99%        -89%
------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES:

FINANCING ACTIVITIES
--------------------

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

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and similar events. The Preferred Stock provides for a cumulative cash dividend payable quarterly in arrears at an annual rate of 8%. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which the Preferred Stock is convertible. To date, no such efforts have been undertaken. The Company is not current on dividend payments and as of March 31, 2000 approximately $350,000 in dividends have been accrued, and approximately $600,000 in dividends have been accrued through March 31, 2001.

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

In exchange for the most recent Forbearance Agreement, dated August 1999, the Company had repriced warrants previously issued to Transamerica from $.50 per share to $.09 per share, granted Transamerica additional warrants and granted Transamerica a priority lien position on assets of the Company. This Forbearance Agreement expired on September 30, 1999 and was extended again through December 31, 1999 in exchange for 150,508 additional warrants with an exercise price of $.09 per share. All warrants issued to Transamerica were again repriced on February 12, 2000 to $.06 per share. Although the Forbearance Agreement has expired, Transamerica has not taken action to collect the debt, which approximates $450,000. Most of this debt will be assumed by Saigene upon sale of the laboratory. The expense associated with the warrant re-pricing was not material. The Company recorded a discount of approximately $38,000 in connection with issuance of the 150,508 warrants as of December 1999.

In April of 1999 the Company and its subsidiaries entered into a Accounts Receivable Factoring Agreement (the "Factoring Agreement") with Silicon Valley Bank (the "Bank"). The Company issued 93,024 warrants to the Bank as part of this agreement. The Company has been factoring the majority of the accounts receivable from laboratory operations to provide the Company with working capital to meet laboratory operations obligations and to maintain minimal corporate operations. Under the terms of this agreement, the Bank will advance 80% of accepted receivables and charge the Company an administrative fee of .75% and an annualized rate of 21% on outstanding balances. Amounts outstanding as of March 31, 2000 were $40,827.

OPERATIONS
----------

As of March 31, 2000, the Company had cash and cash equivalents of $37,022. In addition, the Company's current liabilities exceeded its current assets. During the quarter ended March 31, 2000, the Company's cash and cash equivalents declined by approximately $6,677 from the prior quarter.

PRODUCTS AND SERVICES
---------------------

In May 1998, the Company received a letter from the FDA in response to its 510(k) application for the OsteoPatch(TM) device notifying the Company that the agency did not find the device to be substantially equivalent to the predicate device, a urine test marketed by Metra Biosystems. Despite numerous discussions and a meeting with the FDA in July 1998, the Company was unable to reverse the agency's decision or negotiate requirements for additional data that were within the Company's financial ability to perform. Due to lack of funds, the Company ceased development activities on the OsteoPatch(TM) device in August 1998.

In December 1998, the Company failed to make a payment of $1.6 million to Sudormed, the licensor of the patch technology relating to the SweatPatch(TM) and OsteoPatch(TM), resulting in a default under the License Agreement and the Supply Agreement with Sudormed Inc. ("Sudormed"). Sudormed terminated the License Agreement in May 1999 for failure to make required payments. The Agreement permits the Company to retain full license rights as long as the Company has inventory of patches. As of March 31, 2001 the Company had approximately 80,000 patches in inventory. All investments in SweatPatch(TM) technology, including the OsteoPatch(TM) and inventory, were expensed in March 1999.

In May 2000, the Company executed the Purchase Agreement with Saigene, a privately held company located in Redmond, Washington. The Purchase Agreement, which is subject to stockholder approval, will transfer the business and assets of the Company's Seattle laboratory operation to Saigene for a total consideration of $4,000,000, including cash, cash advances, notes to Preferred Stockholders, and assumption of debt. In August 2000, the Company announced a further extension to the closing date from August 15, 2000 to January 20, 2001. The closing date has been further extended on a month-by-month basis by Saigene through May 20, 2001. Saigene is able to extend the closing date by making monthly payments of $30,000, in which half of such payments may be credited to the purchase price upon consummation of the sale transaction. The Company can terminate the Purchase Agreement at the end of any extension period by providing 20 days written notice.

The SalivaSac(R), developed by the Company, collects a non-invasive saliva sample that the Company had hoped would be able to replace blood and urine testing in various applications. The Company had been awarded two SBIR Phase I grants to research this technology for non-invasive glucose monitoring. As a result of this research the Company had used its SalivaSac(R) technology to research the development Of a screening product to detect diabetes in the general population and a monitoring product to produce detailed quantitative measurements of glucose levels to enable diabetics to monitor glucose levels throughout the day. While previous attempts by others to correlate saliva glucose with blood glucose have been unsuccessful, the Company has had encouraging preliminary results using the SalivaSac(R) device, as it appears to exclude substances that interfere with accurate glucose measurements. However, almost all development of the SalivaSac(R) has been suspended as of December, 1998 due to a lack of funding and without additional funding the Company will not be able to successfully develop the SalivaSac(R) for such use. On August 15, 2000 the Company was issued United States Patent No. 6,102,872 for Glucose Detector and Method as a result of the SalivaSac(R) research conducted earlier. In September, 1999 the Company received a SBIR Phase I grant to research the use of the SalivaSac(R) technology for the collection and measurement of homocysteine, a newly discovered marker with potential application for use as a risk factor in heart disease. The Company was not able to make any useful discoveries with this Phase I grant and has no plans to file for a Phase II grant for the homocysteine application.

FUTURE OPERATING RESULTS
------------------------

As previously reported, the Company executed the Purchase Agreement with Saigene. The Purchase Agreement, which is subject to stockholder approval, will transfer the business and all assets of the Company's Seattle laboratory operation to Saigene for a total consideration of $4,000,000. Saigene failed to satisfy certain conditions relating to payments as required and defaulted on the Purchase Agreement. Saigene requested a further extension to January 20, 2001 to complete the Purchase Agreement.

In exchange for this extension, Saigene agreed to the following additional terms. Saigene paid the Company $50,000 on May 22, 2000 and $75,000 on July 19, 2000 as part of the purchase price. Saigene paid $20,000 on each of August 28th, September 20th, October 20th, November 20th and December 20, 2000. One half of each $20,000 payment will be credited toward the purchase price and one-half of each payment will be consideration paid for the additional time extension. Payments toward the purchase price will be credited against the escrow payment required at the time of closing. All payments made according to the Second Amendment will be forfeited by Saigene if they fail to make any of the required payments, including the closing payments. Saigene and the Company have further agreed that Saigene may extend the January 20, 2001 Closing Date on a month-by-month basis by increasing the monthly payments to $30,000 beginning January 20, 2001. One-half of each such payment would be credited to the purchase price and one-half would be consideration for the additional time extension. The Company has the right to terminate the Purchase Agreement at the end of any extension period by giving 20 days prior written notice.

Saigene failed to complete the Purchase Agreement on January 20, 2001 but has elected to extend the Closing Date on a month-by-month basis having made all required payments due through December 20, 2000 and all payments due from January 20, 2001 through May 20, 2001.

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

Even upon completion of the transaction with Saigene, the Company will still have significant debts and claims that need to be settled. These include amounts owed to various consultants, vendors and suppliers of the Company not related to the Seattle laboratory operation (approximately $400,000); deferred pay to current and former employees (approximately $800,000); and a potential liability of approximately $2.0 million related to the OsteoPatch(TM) technology. The Company will attempt to settle these debts with cash, stock, and technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws. If the Company is successful in settling the remaining debts, then the Company plans to pursue a merger with another company as a means of providing some value to common stockholders. There can be no assurance that the Company will be successful in finding and negotiating a successful merger or that any such merger would create value for the stockholders.

The landlord of the Company's previous office and laboratory space in Lake Forest, California cancelled the lease. The landlord also obtained a judgment against the Company from Orange County Superior Court for approximately $150,000 related to the default on the lease. In addition, liabilities continued to accrue at about $13,000 per month until the space is leased. The total liability to the Company is estimated to be approximately $350,000. The Company has been advised by Saigene that Saigene has purchased from the landlord of the Lake Forest property, for the sum of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company's laboratory assets to Saigene. However, it is unclear whether or not Saigene may re-assign such rights to the landlord if the sale of the laboratory assets to Saigene is not completed. In any event, Saigene, under the terms of the First Amendment, has agreed that Saigene will be responsible for satisfaction of such judgment and, therefore, the Company believes it would be entitled to seek recovery from Saigene for any costs or liabilities as a result of Saigene's failure to satisfy such claim. While the laboratory would have less debt as a result of the Purchase Agreement, the Company will not be financially capable of maintaining the laboratory operations and there can be no assurance that another buyer could be found in a timely manner. This could force the Company to seek protection from creditors under the bankruptcy laws.

The Minnesota Mining and Manufacturing Company (3M), as a party in possession of secured property, has not informed the Company of its plans for the Sudormed assets. This includes the SkinPatch(TM) technology rights, which are part of the Company's OsteoPatch(TM) product. The Company had sought to reestablish certain rights to this technology in order to create additional value for the Company's other intellectual property related to the OsteoPatch(TM). Without an agreement with 3M, the Company's OsteoPatch(TM) assets may not have any value. The Company expensed all of these assets in March 1999. In May 2000, 3M notified the Company that, in its capacity as a secured party in possession of the Sudormed assets, it demands payment in full of the $1.6 million plus accrued interest and fees due under the License Agreement between the Company and Sudormed. The Company and 3M are seeking to settle this claim. 3M has objected to the laboratory sale transaction that is proceeding with Saigene. Although the Company disputes 3M's claim, 3M may seek to enforce its rights through legal process. The Company is not certain of the impact of 3M's demand on the proposed transaction with Saigene or what legal rights may be asserted by 3M to protect its claim. If 3M should be successful in blocking the proposed sale of the laboratory, or commences a legal action against the Company, the Company may have no alternative than to seek protection from creditors under the bankruptcy laws.

PART II  - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On May 10, 2001 a Final Judgment of Permanent Injunction was issued by the United States District Court for the District of Columbia ordering the Company to (a) file with the SEC, on or before June 29, 2001: (1) the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 2000; (2) the Company's Quarterly Reports on Form 10-QSB for its quarters ended March 31, September 30, and December 31, 2000; and (3) such other periodic reports which may become due prior to the entry of the Final Judgment, and (b) file timely and in proper form with the SEC accurate and complete information and reports of the Company as are required to be filed under the securities laws.

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

As previously reported, the landlord of the Company's office and laboratory space in Lake Forest, California was proceeding against the Company to cancel the lease. The landlord has obtained a judgment against the Company from Orange County Superior Court for approximately $150,000 related to the default on the lease. In addition, liabilities continue to accrue at about $13,000 per month until the space is leased. The total liability to the Company is estimated to be approximately $350,000. The Company has been advised by Saigene that Saigene has purchased from the landlord of the Lake Forest property, for the sum of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company's laboratory assets to Saigene. However, it is unclear whether or not Saigene may re-assign such rights to the landlord if the sale of the laboratory assets to Saigene is not completed. In any event, Saigene, under the terms of the Purchase Agreement, has agreed that Saigene will be responsible for satisfaction of such judgment and, therefore, the Company would be entitled to seek recovery from Saigene for any costs or liabilities as a result of Saigene's failure to satisfy such claim.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable.

ITEM 5 - OTHER INFORMATION - Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits:

               None.

     (b) The following current reports on Form 8-K were filed during and subsequent to the quarter ended March 31, 2000:

         (i) Current Report on Form 8-K filed with the Commission on May 15, 2000 under Item 5 disclosing failure to file Form 10-QSB for the periods ended September 30, 1999, December 31, 1999 and March 31, 2000 and disclosing the execution and terms of the Purchase Agreement with Saigene.

         (ii) Current Report on Form 8-K filed with the Commission on June 26, 2000 under Item 5 disclosing an amendment to the Purchase Agreement with Saigene.

         (iii) Current Report on Form 8-K filed with the Commission on August 9, 2000 under Item 5 disclosing a second amendment to the Purchase Agreement with Saigene.

         (iv) Current Report on Form 8-K filed with the Commission on
October 10, 2000 under Item 5 disclosing failure to file Form 10-QSB for the period ended March 31, 2000 and Form 10-KSB for the year ended June 30, 2000.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: June 29, 2001




 \s\ Paul G. Kanan                    President, Chief Executive Officer,
--------------------------------      Acting Principal Financial and Accounting
Paul G. Kanan                         Officer