Form 10KSB
period 2000-06-30
PACIFIC BIOMETRICS INC
filed 2001-06-29
CIK 1020475

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 2000        Commission File Number 0-21537
                          -------------                               -------


                            PACIFIC BIOMETRICS, INC.
--------------------------------------------------------------------------------
         (Exact name of small business issuer specified in its charter)


          Delaware                                       93-1211114
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                    Identification Number)


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

           Securities registered pursuant to Section 12(g) of the Act:
     Common Stock, $.01 par                     Redeemable Common Stock
       value per share                             Purchase Warrants

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (  ) No ( X )

Indicate by check mark if the disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for the year ended June 30, 2000 were $1,374,214.

As of June 15, 2001 there were outstanding 3,810,171 shares of common stock, par value $0.01 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on June 15, 2001 based on the average bid and asked price on such date was $66,810.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

         Traditional Small Business Disclosure Format: Yes ( ) No ( X )

                            PACIFIC BIOMETRICS, INC.

                              INDEX TO FORM 10-KSB

PART 1                                                                     PAGE
                                                                           ----

ITEM 1  - BUSINESS .....................................................     3
ITEM 2  - PROPERTIES ...................................................    17
ITEM 3  - LEGAL PROCEEDINGS ............................................    17
ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS ......................................................    18


PART II

ITEM 5  - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS ..........................................    18
ITEM 6  - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND PLAN OF OPERATION .................    19
ITEM 7  - FINANCIAL STATEMENTS .........................................    28
ITEM 8  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES .........................    28


PART III

ITEM 9  - DIRECTORS AND OFFICERS OF THE REGISTRANT .....................    29
ITEM 10 - EXECUTIVE COMPENSATION .......................................    31
ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ..............    32
          AND MANAGEMENT
ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............    34
ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K .............................    34

                                     PART I

ITEM 1  - BUSINESS

GENERAL

Pacific Biometrics, Inc. ("PBI" or the "Company") was incorporated in Delaware in May 1996. PBI-Delaware was formed in connection with the acquisition of BioQuant, Inc. ("BioQuant"), a Michigan corporation, and Pacific Biometrics, Inc. ("PBI-WA"), a Washington corporation. On June 28, 1996, the Company completed the mergers whereby BioQuant and PBI-WA became wholly owned subsidiaries of the Company in separate stock-for-stock exchange transactions. The Company had 17 employees as of June 30, 2000 and 18 employees as of May 31, 2001. The Company's principal executive offices are located at 23120 Alicia Parkway #200, Mission Viejo, CA 92692.

PBI is a development stage company that provides specialty reference laboratory services to the pharmaceutical and diagnostics industries. The Company had previously been engaged in the development and commercialization of non-invasive technologies for use in diagnostics to improve the detection and management of chronic diseases, which commercialization efforts have been terminated due to the Company's inability to obtain FDA approval for its OsteoPatch(TM)product and lack of necessary funding. The Company has developed two patented platform technologies that permit the use of sweat and saliva as diagnostic fluids.

PBI's intellectual property position in both sweat and saliva collection technology is based on sixteen issued U.S. patents and one pending U.S. patent with respect to the Company's SalivaSac(R) technology. The Company has invested approximately $4,202,000 in research and development and approximately $819,000 for the acquisition of technology rights in 1999, 1998 and 1997. The Company has ceased all product development activities due to a lack of funds. In addition, approximately $6,374,000 of expense was recorded in 1996 for the value of purchased in-process research and development related to a prior merger. In May 1998, the Company received a letter from the FDA in response to its 510(k) application for the OsteoPatch(TM) device notifying the Company that the agency did not find the device to be substantially equivalent to the predicate device, a urine test marketed by Metra Biosystems. Despite numerous discussions and a meeting with the FDA in July 1998, the Company was unable to reverse the agency's decision or negotiate requirements for additional data that were within the Company's financial ability to perform. Due to lack of funds, the Company ceased development activities on the OsteoPatch(TM) device in August 1998.

In December 1998, the Company failed to make a payment of $1.6 million to Sudormed, Inc. ("Sudormed"), the licensor of the patch technology relating to the SweatPatch(TM) and OsteoPatch(TM), resulting in defaults under both the license agreement dated December 30, 1997 (the "License Agreement") with Sudormed (relating to the patch technology) and the supply agreement dated August 1993, as amended (the "Supply Agreement") with Sudormed (relating to production of patches). Sudormed terminated the License Agreement in May 1999 for failure to make required payments. The License Agreement permits the Company to retain full license rights as long as the Company has an inventory of patches. As of June 30, 2000 and May 31, 2001, the Company had approximately 80,000 patches in inventory. All investments and related assets in SweatPatch(TM) technology, including the OsteoPatch(TM), were expensed during 1999.

The Company executed an Agreement of Purchase and Sale of Assets dated April 18, 2000 and a First Amendment to Agreement of Purchase and Sale of Assets dated June 22, 2000 (together, the "Purchase Agreement") with Saigene Corporation ("Saigene"), a privately held corporation located in Redmond, Washington. As previously reported, the Company executed a Management Agreement with Saigene on September 15, 1999 and amended that agreement on April 15, 2000, April 30, 2000, and August 7, 2000 (collectively, the "Management Agreement"). The Management Agreement gives Saigene operational control of the Company's laboratory. The Purchase Agreement, which is subject to stockholder approval, will transfer the business and all assets of the Company's Seattle laboratory operation to Saigene for a total consideration of $4,000,000. Saigene failed to satisfy certain conditions relating to payments as required and defaulted on the Purchase Agreement. Saigene requested a further extension to January 20, 2001 to complete the Purchase Agreement and the Company and Saigene signed a Second Amendment to Agreement of Purchase and Sale of Assets, dated August 4, 2000 (the "Second Amendment").

In exchange for this extension, Saigene agreed to the following additional terms. Saigene paid the Company $50,000 on May 22, 2000 and $75,000 on July 19, 2000 as part of the purchase price. Saigene also paid $20,000 on each of August 28th, September 20th, October 20th, November 20th and December 20, 2000. One-half of each $20,000 payment will be credited toward the purchase price and one-half of each payment will be consideration paid for the additional time extension. Payments toward the purchase price will be credited against the escrow payment required at the time of closing. All payments made according to the Second Amendment will be forfeited by Saigene if they fail to make any of the required payments, including the closing payments. Saigene and the Company have further agreed that Saigene may extend the January 20, 2001 Closing Date on a month-by-month basis by increasing the monthly payments to $30,000 beginning January 20, 2001. One-half of such payment would be credited to the purchase price and one-half would be consideration for the additional time extension. The Company has the right to terminate the Purchase Agreement at the end of any extension period by giving 20 days prior written notice.

Saigene failed to complete the Purchase Agreement on January 20, 2001 but has elected to extend the Closing Date on a month-by-month basis having made all required payments due through December 20, 2000 and all payments due from January 20, 2001 through June 20, 2001.

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

SWEATPATCH(TM) - SWEAT COLLECTION DEVICE

This patented transdermal collection device provides a non-invasive biological sample that was designed to replace blood and urine in various medical diagnostic applications. The design of the SweatPatch(TM) allows the aqueous component of sweat to evaporate from the patch, leaving behind the analytes that are collected and concentrated on the absorbent pad contained within the patch. The design permits the sample on the pad to be mailed directly to a central laboratory for analysis. The SweatPatch (TM) can be worn anywhere from 30 minutes up to seven days with no discomfort or irritation to the patient permitting a time integrated sample to be collected. The Minnesota Mining and Manufacturing Company ("3M") manufactures the patch for PBI pursuant to the Supply Agreement with Sudormed, the licensor of the patch technology. The License Agreement and the Supply Agreement between the Company and Sudormed were terminated by Sudormed in May 1999 due to the failure of the Company to make required payments. The development of the SweatPatch(TM) and OsteoPatch(TM) was suspended in August 1998 after the FDA denied the Company's 510(k) application and efforts to get the FDA to reverse its decision were unsuccessful. Additionally, the Company was not successful in negotiating specific FDA requirements for additional clinical data that, in the opinion of the Company, could be obtained with the financial resources available at that time.

SALIVASAC(R) - SALIVA COLLECTION & PROCESSING DEVICE

This proprietary device, developed by the Company, collects a non-invasive saliva sample that the Company had hoped would be able to replace blood and urine testing in various applications. The SalivaSac(R), which contains a small quantity of a substance that acts as an osmotic driver, is placed in the mouth and rapidly fills with an ultrafiltrate of saliva that is filtered as it passes through the semi-permeable outer membrane. The resulting fluid is clear, easy to use, and does not contain interfering substances. The Company believes SalivaSac(R) design has the potential to lend itself to point-of-care diagnostic applications. The SalivaSac(R), as a sample collection device, can be combined wiTH currently available testing technologies to permit new non-invasive diagnostic test applications. However, almost all development of the SalivaSac(R) has been suspended as of December 1998 due to a lack of funding.

PRODUCTS

OsteoPatch(TM): The OsteoPatch(TM) is designed to enhance the physician's ability to identify patients at risk of bone loss, a factor in the detection of osteoporosis, and to monitor treatment effectiveness. The OsteoPatch(TM) system combines the patented SweatPatch(TM) device with licensed assay technology for the detection of biochemical bone resorption markers released in sweat. The Company has exclusive rights, relating to bone resorption in human sweat, to use patented antibodies for the detection of these markers owned by Metra Biosystems, Inc. ("Metra"), a developer and marketer of bone loss urine tests. Metra was acquired by Quidel Corporation in September, 1999. The Company is dependent on 3M for the supply of patches and on Metra for supply of antibodies used in the OsteoPatch(TM) system. However, in May 1999, the License Agreement and the Supply Agreement relating to continued development and production of the OsteoPatch(TM) were terminated by Sudormed. The Company has the right to continue to sell and use its remaining inventory of OsteoPatch(TM) devices. The Company has, however, recorded a 100% valuation allowance against this inventory as of June 30, 1999. The OsteoPatch(TM) was launched in Italy in January 1999 on a limited basis by the Company's Italian licensee, Segix Italia, S.p.A. (Segix). Due to the Company's financial difficulties and loss of the Sudormed License, Segix did not expand distribution of the product beyond its limited introduction and has since discontinued the program.

Saliva Glucose Applications: The Company had been awarded two SBIR Phase I grants to research this technology for non-invasive glucose monitoring. As a result of this research the Company had used its SalivaSac(R) technology To develop a screening product to detect diabetes in the general population and a monitoring product to produce detailed quantitative measurements of glucose levels to enable diabetics to monitor glucose levels throughout the day. While previous attempts by others to correlate saliva glucose with blood glucose have been unsuccessful, the Company has had encouraging preliminary results using the SalivaSac(R) device, as it appears to exclude substances that interfere with accurate glucose measurements. However, without additional funding the Company will not be able to successfully develop the Saliva Sac for such use. On August 15, 2000 the Company was issued United States Patent No. 6,102,872 for Glucose Detector and Method as a result of the SalivaSac(R) research conducted earlier.

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

The Company's laboratory business and assets are under contract to be sold to Saigene, subject to stockholder approval and other conditions of closing. See "Significant Recent Developments and Subsequent Events" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

SIGNIFICANT RECENT DEVELOPMENTS AND SUBSEQUENT EVENTS

In December 1997, the Company executed the License Agreement with Sudormed, which provided the Company an exclusive worldwide license to all medical diagnostic applications of Sudormed's skin patch technology. This License Agreement replaced the Company's previous license agreement with Sudormed for the skin patch technology for the application of measuring bone loss markers in sweat, which is the basis for the Company's OsteoPatch(TM) system. In addition, the License Agreement allowed for the development of all other potential applications of such technology, except for those relating to alcohol and drugs of abuse.

Pursuant to the License Agreement, the Company was obligated to pay Sudormed approximately $3 million over a fifteen-month period plus an ongoing royalty payment based on the amount of sales of products developed under this license. Such payments included a lump-sum payment of $1.6 million due in December 1998. The Company failed to make the required license payments and Sudormed terminated the License Agreement and the Supply Agreement in May, 1999. The Company still retains license rights as long as the Company has inventory of patches. This inventory approximated 100,000 patches as of June 30, 1999 and 80,000 patches as of June 30, 2000 and May 31, 2001. Once existing inventory is depleted, the Company will not be able to sell additional OsteoPatch(TM) products or fulfill obligations with Segix.

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and similar events. The Preferred Stock provides for a cumulative cash dividend payable quarterly in arrears at an annual rate of 8%. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which the Preferred Stock is convertible. To date, no such efforts have been undertaken. The Company is not current on dividend payments and approximately $414,000 and $600,000 in dividends have accrued as of June 30, 2000 and March 31, 2001, respectively.

In April of 1999 the Company and its subsidiaries entered into an Accounts Receivable Factoring Agreement (the "Factoring Agreement") with Silicon Valley Bank (the "Bank"). The Company has been factoring the majority of the accounts receivable from laboratory operations to provide the Company with working capital to meet laboratory operations obligations and to maintain minimal corporate operations. Under the terms of the Factoring Agreement, the Bank will advance 80% of accepted receivables and charge the Company an administrative fee of 0.75% and an annualized rate of 21% on outstanding balances.

In July 1998, the Company signed a License, Supply and Distribution Agreement (the "Distribution Agreement") with Segix for the Company's OsteoPatch(TM) diagnostic system for the Italian market. The Distribution Agreement contains provisions requiring minimum purchases and investment in marketing, foreign currency adjustment mechanisms, unit price adjustment mechanisms, and exclusivity for the territory of Italy, Vatican City and San Marino. The agreement had an initial term of ten years. Execution of the Distribution Agreement was intended to give the Company access to the Italian market through Segix's 70 person direct sales force. Segix launched the product on a limited basis at the beginning of calendar year 1999 but has since discontinued the program due to the uncertainty caused by the Company's default and loss of the License Agreement and the Supply Agreement.

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

On March 29, 1999, the Company announced by press release that it had received notification that the Nasdaq Listings Qualifications Panel had delisted the Company's securities from the Nasdaq Stock Market effective as of the close of business on March 29, 1999. This included the common stock, symbol PBMI, and the publicly traded warrants, symbol PBMIW (which warrants have since expired by their terms). This delisting decision has had an adverse impact on the liquidity of the Company's securities, which trade on the OTC Bulletin Board or the over-the-counter market. This has made it more difficult to trade in the Company's securities or liquidate an investor's holdings. Also such delisting has made it more difficult for the Company to raise additional capital.

As previously reported, in May 1999, the landlord of the Company's office and laboratory space in Lake Forest, California was proceeding against the Company to cancel the lease. The landlord obtained a judgment against the Company from Orange County Superior Court for approximately $150,000 related to the default on the lease. In addition, liabilities continue to accrue at about $13,000 per month until the space is leased. The total liability to the Company is estimated to be approximately $350,000. This obligation has been assumed by Saigene as part of the proposed sale of laboratory assets to Saigene.

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

The Minnesota Mining and Manufacturing Company (3M), as a party in possession of secured property, has not informed the Company of its plans for the Sudormed assets. This includes the SkinPatch(TM) technology rights, which are part of the Company's OsteoPatch(TM) product. The

Company had sought to reestablish certain rights to this technology in order to create additional value for the Company's other intellectual property related to the OsteoPatch(TM). Without an agreement with 3M, the Company's OsteoPatch(TM) assets may not have any value. The Company expensed all of these assets in 1999. In May 2000, 3M notified the Company that, in its capacity as a secured party in possession of the Sudormed assets, it demands payment in full of the $1.6 million plus accrued interest and fees due under the License Agreement between the Company and Sudormed. 3M is seeking to settle this claim and has threatened to seek a judgment in a court of law and has objected to the laboratory sale transaction that is proceeding with Saigene. The Company disputes 3M's claim and intends to defend itself in this matter. If 3M should be successful in blocking the proposed sale of the laboratory, or commences a legal action against the Company, the Company may have no alternative than to seek protection from creditors under the bankruptcy laws. In that event the Company would consider suing 3M for damages to shareholders and creditors as a result of this action.

In August 1999, the Company announced the signing of a Letter of Intent to sell its Seattle laboratory business and assets to Saigene. In September 1999, the Company signed the Management Agreement with Saigene giving Saigene operational control over the laboratory. In May 2000, the Company announced the signing of the Purchase Agreement with Saigene to sell to Saigene all of the business and assets of the Company's Seattle laboratory for a total consideration of $4,000,000. Stockholder approval will be required to complete this transaction. The purchase price is comprised of the following: 1) $200,000 already advanced to support the operation of the laboratory under the Management; 2) The assumption of approximately $1,200,000 in debt; 3) $700,000 in cash; and, 4) A promissory note in connection with the redemption of $1,900,000 of Series A Convertible Preferred Stock of the Company, which Series A Preferred Stock will be returned to the Company. These amounts are subject to adjustment upon audit of funds advanced and the May 31, 2000 balance sheet of the laboratory operation. The cash portion of the purchase is payable as follows: 1) $50,000 which was paid upon signing; 2) $350,000 paid on June 15, 2000; and, 3) $300,000 placed into escrow on June 15, 2000 to be paid to the Company upon stockholder approval. The assumption of debt in the amount of $1,200,000 includes: $350,000 to settle the debt with the landlord of the Company's Lake Forest, California office and laboratory facility; $400,000 of equipment lease financing obligations with Transamerica; $140,000 of additional equipment leases; and accrued expenses and accounts payable of the laboratory.

On June 26, 2000, the Company announced that Saigene failed to make the cash payment of approximately $650,000 due on June 15, 2000 under the Purchase Agreement, and that Saigene requested an extension of time in order to comply. Accordingly, the Purchase Agreement was amended on June 22, 2000 to extend the closing date of the Purchase Agreement from June 15, 2000 to August 15, 2000 and Saigene was required to pay $150,000 of the purchase price on or before July 15, 2000. The balance of cash and escrow payments and all other consideration due originally on June 15 was to be due on August 15, 2000. In exchange for this extension, Saigene had agreed (i) to waive all financial claims against the Company for funds advanced under the Management Agreement and forfeit all monies paid under the Purchase Agreement and (ii) to be responsible for all liabilities previously assumed by Saigene or agreed to be assumed by Saigene including the Company's debt to the Lake Forest, California landlord in the event that Saigene fails to make cash payments due on July 15 or August 15, 2000.

Saigene failed to satisfy certain conditions relating to payments as required and defaulted on the Purchase Agreement and the Amendment. Saigene requested a further extension to January 20, 2001 to complete the Purchase Agreement and the Company and Saigene signed the Second Amendment on August 4, 2000.

In exchange for this extension, Saigene agreed to the following additional terms. Saigene paid the Company $50,000 on May 22, 2000 and $75,000 on July 19, 2000 as part of the purchase price. Saigene paid $20,000 on each of August 28th, September 20th, October 20th, November 20th and December 20, 2000. One-half of such payments will be credited toward the purchase price and one-half will be consideration paid for the additional time extension. Payments toward the purchase price will be credited against the escrow payment required at the time of closing. All payments made according to the Second Amendment will be forfeited by Saigene if they fail to make any of the required payments, including the closing payments. Saigene and the Company have further agreed that Saigene may extend the January 20, 2001 Closing Date on a month-by-month basis by increasing the monthly payments to $30,000 beginning January 20, 2001. One-half of such payments would be credited to the purchase price and one-half would be consideration for the additional time extension. The Company has the right to terminate the Purchase Agreement at the end of any extension period by giving 20 days prior written notice.

Saigene failed to complete the Purchase Agreement on January 20, 2001 but has elected to extend the Closing Date on a month-by-month basis having made all required payments due through December 20, 2000 and all payments due from January 20, 2001 through June 20, 2001.

There can be no assurance that Saigene will be able to complete the Purchase Agreement as amended or consummate the transactions contemplated therein. Failure to complete this transaction would return operational control of the laboratory to the Company. While the laboratory would have less debt as a result of the Amendment, there can be no assurance that the Company will be financially capable of maintaining the laboratory operation and no assurance that another buyer could be found in a timely manner. This could force the Company to seek protection from creditors under the bankruptcy laws. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

On May 10, 2001 a Final Judgment of Permanent Injunction was issued by the United States District Court for the District of Columbia ordering the Company to (a) file with the SEC, on or before June 29, 2001,: (1) the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 2000; (2) the Company's Quarterly Reports on Form 10-QSB for its quarters ended March 31, September 30, and December 31, 2000; and (3) such other periodic reports which may become due prior to the entry of the Final Judgment, and (b) file timely and in proper form with the SEC accurate and complete information and reports of the Company as are required to be filed under the securities laws. Concurrently with the filing of this Report, the Company has filed all prior quarterly reports. Accordingly, the Company believes it is currently in compliance with such Final Judgment.

RISK FACTORS

An investment in the securities of the Company is highly speculative and subject to a high degree of risk. Prospective investors should carefully consider the following factors affecting the business of the Company.

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. The Company has incurred significant operating losses since inception. The consolidated net loss for the fiscal year ended June 30, 2000 was approximately $915,000. The Company's accumulated deficit at June 30, 2000 was approximately $23,330,000 including a one-time charge of approximately $6,374,000. The one-time charge is related to purchased research and development, in connection with the Company's prior mergers in 1996. The net loss and accumulated deficit will continue to increase. The Company has not had an extensive operating history and revenues to date have been limited, and upon sale of the laboratory, are expected to be insignificant. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by an enterprise in the Company's stage of development, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated problems relating to the competitive and regulatory environment in which the Company operates and marketing problems and additional costs and expenses that may exceed current estimates. Potential investors should be aware of the difficulties normally encountered by new enterprises and the high rate of failure associated with such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, delays and competition encountered in connection with the development of a business in the biotechnology industry.

The Company has, in fact, encountered significant regulatory problems with the OsteoPatch(TM) product and has not had access to capital required to restore the technology licenses and to continue development. It is very unlikely that the Company will have access to capital for this purpose. The Company has signed an agreement to sell the business and assets of its Seattle laboratory, the major source of revenue. Due to these factors, it is likely that the Company will never achieve significant revenue or profitable operations and may find it necessary to seek protection from creditors under the bankruptcy laws.

RISK OF BANKRUPTCY. Upon completion of the transaction with Saigene (See "Significant Recent Developments and Subsequent Events" above), the Company will still have various debts and claims that need to be settled. These include amounts owed to various consultants, vendors and suppliers of the Company not related to the Seattle laboratory operation of approximately $400,000; deferred compensation to current and former employees as of June 30, 2000 of approximately $800,000; accrued dividends to preferred stockholders of approximately $414,000; and a potential liability, disputed by the Company, of approximately $2,000,000 related to the OsteoPatch(TM) technology. The Company will attempt to settle these debts with cash, stock, and technology assets if possible. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws. As a consequence, it is unlikely that investors will receive any return on their investment in the Company.

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

DEPENDENCE ON LICENSES. The Company has licensed technologies with respect to the development of the OsteoPatch(TM), other SweatPatch(TM) related products and SalivaSac(R) applications. The Company had entered into arrangements with Sudormed with respect to the OsteoPatch(TM) and other SweatPatch(TM) related development projects, and ActiMed, with respect to development of SalivaSac(R) applications.

Both the License Agreement with Sudormed and the license agreement with ActiMed have been terminated by the licensors as a result of the Company's inability to make payments for technology licenses and development work. Accordingly, it is unlikely that the Company will be able to develop products that rely on such licensed technology.

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

In May 1998, the Company announced that it received a letter from the FDA in response to its 510(k) application. Following several conversations, submission of additional analysis of the data, and a meeting with FDA officials, the Company was unable to convince the FDA that its 510(k) application for the OsteoPatch(TM) should be cleared. Furthermore, the Company was unable to successfully negotiate requirements for approval that could be achieved with available financial resources. Accordingly, the Company ceased development of the product in August, 1998 and searched for additional funding or buyers for the technology. The Company has not been successful in either raising capital to continue development or in finding a buyer for the technology. Accordingly, the Company will not be able to develop the OsteoPatch(TM) or other products using the SweatPatch(TM) technology.

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

RISKS INHERENT IN INTERNATIONAL TRANSACTIONS. The Company currently has only one foreign distribution arrangement with respect to distribution of the OsteoPatch(TM) in Italy through Segix. Such agreement contains provisions requiring minimum purchases and investment in marketing, foreign currency adjustment mechanisms, unit price adjustment mechanisms, and exclusivity for the territory of Italy, Vatican City and San Marino. The agreement has an initial term of ten years. Further, international sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, economic and political instability, price controls, trade restrictions, and changes in tariffs or difficulties with foreign distributors. Segix launched the product on a limited basis in January, 1999 and subsequently ceased its efforts due to the Company's financial situation and the termination of the License Agreement and the Supply Agreement by Sudormed in May, 1999. Foreign regulatory agencies often establish product standards different from those in the U.S. and any inability to obtain or maintain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's arrangement with Segix or others in the future. Additionally, the Company's business, financial condition and results of operations may be materially and adversely affected by fluctuations in currency exchange rates as well as increases in duty rates and difficulties in obtaining required licenses and permits. There can be no assurance that the Company will be able to successfully commercialize its products in any foreign market. In addition, the laws of some countries do not protect the Company's proprietary rights to the same extent as do the laws of the U.S.

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

MANUFACTURING LIMITATIONS. The Company depends upon third parties for the manufacture of its products. The Company is unable to order more product from either 3M or Metra (Metra Biosystems was acquired by Quidel Corporation.) and cannot seek alternate sources to manufacture due to contractual provisions in existing agreements and lack of sufficient financial resources. Accordingly, once existing inventory is depleted, the Company will not be able to sell additional OsteoPatch(TM) products.

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

RELIANCE ON DISTRIBUTORS, SUPPLIERS AND MANUFACTURERS. The Company is, and expects that it will continue to be, highly dependent upon certain distributors, suppliers and manufacturers and the Company's ability to operate competitively will depend, at least in part, on its ability to assure continuous and reliable sources of distribution and supply. The Company is currently dependent on Sudormed for the supply and manufacture of the Company's skin patch related products, including the OsteoPatch(TM). Sudormed subcontracts its supply and manufacturing obligations to 3M. However such suppliers are unwilling to continue to produce products or components for the Company. Accordingly, once existing inventory is depleted, the Company will not be able to sell additional OsteoPatch(TM) products.

DEPENDENCE ON MAJOR CUSTOMERS. Revenues received from laboratory operations are generally pursuant to short-term contracts. The Company has no long-term contracts or agreements with its customers. Each contract is negotiated separately with the pharmaceutical manufacturer or research organization and is usually limited to a specific project with limited duration. The cancellation of any contracts with existing customers or the failure to replace such contracts upon expiration or termination could have a material adverse effect on the Company's laboratory operations. Sales to the Company's five largest customers represented approximately 41 percent and 43 percent of total sales in fiscal 2000 and fiscal 1999, respectively. The laboratory is under contract to be sold to Saigene, subject to stockholder approval and other requirements.

ITEM 2  - PROPERTIES

The Company's executive offices were located at 25651 Atlantic Ocean Drive, Suite A-1, Lake Forest, California and its laboratory facilities are located in Seattle, Washington. The Company vacated the Lake Forest facility in July 1999 after defaulting on the lease. The landlord of this facility has obtained a judgment against the Company in the amount of $150,000 plus monthly accruals equal to $13,000. See "Legal Proceedings". The Company also leases approximately 15,000 square feet of office and laboratory space in Seattle, Washington pursuant to a ten-year lease at an annual rental of $238,000, which expires on September 30, 2007. With respect to the Seattle property, a security deposit of $100,000 has been placed in an interest bearing account in the Company's name, with interest earned accruing to the Company. This amount has been classified as restricted cash on the accompanying consolidated balance sheet and has a current balance of $75,000 as modified by mutual agreement with the landlord.

In order to replace its executive office facility in Lake Forest, the Company entered into a month-to-month lease of an office in a shared executive office facility at 23120 Alicia Parkway, Suite 200 in Mission Viejo, California at a monthly rental of approximately $900.

ITEM 3  - LEGAL PROCEEDINGS

On May 10, 2001 a Final Judgment of Permanent Injunction was issued by the United States District Court for the District of Columbia ordering the Company to (a) file with the SEC, on or before June 29, 2001: (1) the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 2000; (2) the Company's Quarterly Reports on Form 10-QSB for its quarters ended March 31, September 30, and December 31, 2000; and (3) such other periodic reports which may become due prior to the entry of the Final Judgment, and (b) file timely and in proper form with the SEC accurate and complete information and reports of the Company as are required to be filed under the securities laws. Concurrently with the filing of this Report, the Company has filed all prior quarterly reports. Accordingly, the Company believes it is currently in compliance with such Final Judgment.

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

As previously reported, the landlord of the Company's previous office and laboratory space in Lake Forest, California was proceeding against the Company to cancel the lease. The landlord has obtained a judgment against the Company from Orange County Superior Court for approximately $150,000 related to the default on the lease. In addition, liabilities continue to accrue at about

$13,000 per month until the space is leased. The total liability to the Company is estimated to be approximately $350,000. The Company has been advised by Saigene Corporation ("Saigene"), the proposed purchaser of the Company's laboratory, that Saigene has purchased from the landlord of the Lake Forest property, for the sum of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company's laboratory assets to Saigene. However, it is unclear whether or not Saigene may re-assign such rights to the landlord if the sale of the laboratory assets to Saigene is not completed. In any event, Saigene, under the terms of the First Amendment to the Purchase Agreement, has agreed that Saigene will be responsible for satisfaction of such judgment and, therefore, the Company believes it would be entitled to seek recovery from Saigene for any costs or liabilities as a result of Saigene's failure to satisfy such claim.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 2000.

PART II

ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company began trading in October 1996 (subsequent to the initial public offering) on the Nasdaq Stock Market under the symbol "PBMI" and under "PBMIW" for the Warrants. In March 1999 the Company's securities were delisted from the Nasdaq Stock Market as the Company failed to meet the maintenance requirements for tangible net assets and minimum stock price. The stock currently trades on the OTC electronic Bulletin Board or in the over-the-counter market. The Warrants expired by their terms on June 30, 1999.

                                              COMMON STOCK                 WARRANTS
                                              ------------                 --------

                                            High        Low          High           Low
                                            ----        ---          ----           ---
Second Quarter ended 12/31/96               5 1/2      2 7/8          3/8           1/8
Third Quarter ended 3/31/97                 4 3/8      1 7/8          7/16          1/8
Fourth Quarter ended 6/30/97                2 7/8      1 3/8          3/8           5/32

First Quarter ended 9/30/97                 3 7/8      1 11/16        9/16          1/4
Second Quarter ended 12/31/97               3 15/16    2 1/16         9/16          3/16
Third Quarter ended 3/31/98                 3 7/8      2 3/8          9/16          1/8
Fourth Quarter ended 6/30/98                3 15/16    2 1/8          5/16          1/8

First Quarter ended 9/30/98                 2.563       .875          N/A           N/A
Second Quarter ended 12/31/98               1.625       .063          N/A           N/A
Third Quarter ended 3/31/99                  .625       .219          N/A           N/A
Fourth Quarter ended 6/30/99                 .625       .093          N/A           N/A

First Quarter ended 9/30/99                  .312       .125          N/A           N/A
Second Quarter ended 12/31/99                 .187      .050          N/A           N/A
Third Quarter ended 3/31/00                  1.000      .050          N/A           N/A
Fourth Quarter ended 6/30/00                  .437      .130          N/A           N/A


On June 30, 2000, the per share closing sales price of the Common Stock was $.1875 as reported in the OTC market/OTCBB. As of June 1, 2001 the closing sales price of the Common Stock was $.02. As of March 31, 2001, the Company has approximately130 holders of record with respect to the Common Stock.

At this time the Company does not pay a dividend on the common stock and does not plan to in the immediate future. The Company has accrued dividends on the Preferred Stock of approximately $414,000 and $600,000 as of June 30, 2000 and March 31, 2001, respectively.

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

PBI is a development stage company that provides specialty reference laboratory services to the pharmaceutical and diagnostics industries. The Company's specialty reference laboratory is under contract to be sold to Saigene Corporation for a total consideration of $4,000,000. PBI and Saigene have also entered into the Management Agreement in which Saigene provides day-to-day management of the laboratory. The Company had previously been engaged in the development and commercialization of non-invasive diagnostics to improve the detection and management of chronic diseases, which commercialization efforts have been terminated due to the Company's inability to obtain FDA approval for its OsteoPatch(TM) product and lack of necessary funding. The Company has developed two patented technologies that permit the use of sweat and saliva as diagnostic fluids.

Expenses consist, and are expected to continue to consist, primarily of operating expenses necessary for the laboratory operations. In addition, the Company maintains a small corporate office in Mission Viejo, California.

As of June 30, 2000, the Company had an accumulated deficit since inception of $23,330,148, which included a one-time charge of $6,373,884 for the value of purchased research and development expenses relating to the Company's merger with BioQuant and a one-time charge of $428,368 relating to a prior merger involving PBI-WA in 1995.

As previously reported, the Company executed the Purchase Agreement with Saigene. The Purchase Agreement, which is subject to stockholder approval, will transfer the business and all assets of the Company's Seattle laboratory operation to Saigene for a total consideration of $4,000,000. Saigene failed to satisfy certain conditions relating to payments as required and defaulted on the Purchase Agreement. Saigene requested a further extension to January 20, 2001 to complete the Purchase Agreement and the Company and Saigene signed the Second Amendment to the Purchase Agreement on August 4, 2000.

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

Saigene failed to complete the Purchase Agreement on January 20, 2001 but has elected to extend the Closing Date on a month-by-month basis having made all required payments due through December 20, 2000 and all payments due from January 20, 2001 through June 20, 2001.

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

On May 10, 2001 a Final Judgment of Permanent Injunction was issued by the United States District Court for the District of Columbia ordering the Company to (a) file with the SEC, on or before June 29, 2001,: (1) the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 2000; (2) the Company's Quarterly Reports on Form 10-QSB for its quarters ended March 31, September 30, and December 31, 2000; and (3) such other periodic reports which may become due prior to the entry of the Final Judgment, and (b) file timely and in proper form with the SEC accurate and complete information and reports of the Company as are required to be filed under the securities laws. Concurrently with the filing of this Report, the Company has filed all prior quarterly reports. Accordingly, the Company believes it is currently in compliance with such Final Judgment.

RESULTS OF OPERATIONS

The following tables compare the periods ending June 30, 2000 and June 30, 1999 and June 30, 1998 as shown in the attached financial statements and shows the year to year variances on a dollar and percentage basis for informative purposes. All dollar amounts are rounded to the nearest thousand from the financials.

Laboratory revenues:

--------------------------------------------------------------------------------
  6/30/00   6/30/99   6/30/98   00 vs. 99   99 vs. 98   00 vs. 99   99 vs. 98
--------------------------------------------------------------------------------
   $1,371    $1,405    $2,385     ($34)      ($980)        -2%        -41%
--------------------------------------------------------------------------------
Laboratory revenues decreased in 2000 and 1999 due to decreases in the size and number of clinical trials for which the laboratory performed testing and consulting work. As previously disclosed, the Company has entered into an agreement to sell the laboratory. Accordingly, assuming that the laboratory is sold in fiscal 2002, laboratory revenues will no longer contribute to the revenues of the Company.

Product revenues:

  6/30/00   6/30/99   6/30/98   00 vs. 99   99 vs. 98   00 vs. 99   99 vs. 98
--------------------------------------------------------------------------------
    $3       $88      $137       ($85)       ($49)         -97%       -36%
--------------------------------------------------------------------------------
Product revenues decreased in 2000 and 1999 due to decreases in sales of OsteoPatch(TM) and other products as compared to prior years. As previously disclosed, such product sales are not expected to increase or otherwise contribute to revenues in any material way.

Laboratory expenses and cost of goods sold:
--------------------------------------------------------------------------------
  6/30/00   6/30/99   6/30/98   00 vs. 99   99 vs. 98   00 vs. 99   99 vs. 98
--------------------------------------------------------------------------------
   $951     $1,233     $2,098    ($282)      ($865)       -23%        -41%
--------------------------------------------------------------------------------
In 2000, the decrease in expenses and cost of goods sold reflected significant cost-cutting measures implemented as a result of the Company's severe financial problems. In 1999 the cost decrease versus 1998 was directly related to the decrease in revenues.

Diagnostic research and product development:
--------------------------------------------------------------------------------
  6/30/00   6/30/99   6/30/98   00 vs. 99   99 vs. 98   00 vs. 99   99 vs. 98
--------------------------------------------------------------------------------
    $64      $790      $2,388    ($726)      ($1,598)     -92%        -67%
--------------------------------------------------------------------------------
Costs decreased in 2000 and 1999 as PBI curtailed research and development programs due to its severe financial problems.

Selling, general and administrative:
--------------------------------------------------------------------------------
  6/30/00   6/30/99   6/30/98   00 vs. 99   99 vs. 98   00 vs. 99   99 vs. 98
--------------------------------------------------------------------------------
   $1,201    $2,340    $2,168    ($1,139)     $172        -49%          8%
--------------------------------------------------------------------------------
The decrease in selling, general and administrative costs in 2000 reflected significant cost-cutting measures implemented as a result of the Company's severe financial problems. Costs increased by 8% in 1999 versus 1998 and included $286 in accrued and unpaid salaries and $79 in salaries and consultant fees that were paid for with shares of the Company's Common Stock.

Other income and (expense):
--------------------------------------------------------------------------------
  6/30/00   6/30/99   6/30/98   00 vs. 99   99 vs. 98   00 vs. 99   99 vs. 98
--------------------------------------------------------------------------------
   ($72)   ($2,397)    ($47)     $2,325     ($2350)       -98%         4900%
--------------------------------------------------------------------------------
The higher other expense in 1999 is primarily due to the other expense related to the write-down of OsteoPatch(TM) assets.

Net loss:
--------------------------------------------------------------------------------
  6/30/00   6/30/99   6/30/98   00 vs. 99   99 vs. 98   00 vs. 99   99 vs. 98
--------------------------------------------------------------------------------
  ($915)    ($6,069)  ($4,612)   $5,154     ($1,457)      -85%         32%
--------------------------------------------------------------------------------
The net loss decreased in 2000 due to curtailed expenses in all areas. The net loss increased in 1999 due to the write-down of OsteoPatch(TM) technology offset partially by the curtailment of research and development programs.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING
---------

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and similar events. The Preferred Stock provides for a cumulative cash dividend payable quarterly in arrears at an annual rate of 8%. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which the Preferred Stock is convertible. To date, no such efforts have been undertaken. The Company is not current on dividend payments and, as of June 30, 2000 and March 31, 2001, the Company has accrued dividends on the Preferred Stock of approximately $414,000 and $600,000, respectively. Terry Giles, a former and current director of the Company, has purchased 925,000 shares of the Preferred stock from the original institutional investors.

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

In exchange for the most recent Forbearance Agreement, dated August 1999, the Company had repriced warrants previously issued to Transamerica, granted Transamerica additional warrants and a lien position on assets of the Company. This Forbearance Agreement expired on September 30, 1999 and was extended again through December 31, 1999 in exchange for 150,508 additional warrants. Although the Forbearance Agreement has expired, Transamerica has not taken action to collect the debt, which approximates $450,000. Most of this debt will be assumed by Saigene upon sale of the laboratory.

In April of 1999, the Company and its subsidiaries entered into an Accounts Receivable Factoring Agreement (the "Factoring Agreement") with Silicon Valley Bank (the "Bank"). The Company issued 93,024 warrants to the Bank as part of the Factoring Agreement. The Company has been factoring the majority of the accounts receivable from laboratory operations to provide the Company with working capital to meet laboratory operations obligations and to maintain minimal corporate operations. Under the terms of the Factoring Agreement, the Bank will advance 80% of accepted receivables and charge the Company an administrative fee of .75% and an annualized rate of 21% on outstanding balances. Amounts outstanding as of June 30, 2000 and March 31, 2001 were $33,895 and $135,540, respectively.

The Company extended until June 30, 1999, the 1,700,000 warrants issued in conjunction with the Company's initial public offering of its securities in October 1996. These warrants expired by their terms on June 30, 1999.

The Company has entered into deferred compensation agreement with four of its senior executives. The agreements provide that a specified portion of their salaries be deferred until they elect to receive the deferred amount. Deferred compensation expense in connection with these agreements was $198,533 and 286,416 for the years ended June 30, 2000 and 1999, respectively, and $470,363 for the period from inception to June 30, 2000. In 1997, the liability for deferred compensation of $64,413 was converted to a promissory note bearing annual interest at 7% and is payable on demand. In 1999, the liability for deferred compensation of $198,583 was converted to a promissory note bearing annual interest at 7% and is payable on demand. This obligation is included with notes payable to related parties on the accompanying consolidated balance sheet. The Company has not made any interest payments since September 1998. Additional deferred compensation of $207,367 to various employees was due as of June 30, 2000 and is not part of the above-mentioned notes payable.

The Company had entered into a contract for management and consulting services with a company owned by certain of the Company's stockholders. The Company incurred $186,000 for management and consulting services provided during the year ended June 30, 1996 and $300,098 for the period from inception to June 30, 2000. The liability for management consulting services under the contract of $187,000 was converted in 1997 to a promissory note bearing annual interest at 7% and is payable on demand. This obligation is included with notes payable to related parties on the accompanying consolidated balance sheet. The management contract was terminated effective June 28, 1996.

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

In December 1998, the Company failed to make a payment of $1.6 million to Sudormed, the licensor of the patch technology relating to the SweatPatch(TM) and OsteoPatch(TM), resulting in a default under the License Agreement and the Supply Agreement with Sudormed. Sudormed terminated the License Agreement in May, 1999 for failure to make required payments. The License Agreement permits the Company to retain full license rights as long as the Company has inventory of patches. As of March 31, 2001 the Company had approximately 80,000 patches in inventory. All investments in SweatPatch(TM) technology, including the OsteoPatch(TM) and inventory, were expensed in March 1999.

In May 2000, the Company announced the signing of the Purchase Agreement with Saigene. This Purchase Agreement, which is subject to stockholder approval, will transfer the business and assets of the Company's Seattle laboratory operation to Saigene for a total consideration of $4,000,000, including cash, cash advances, notes to Preferred Stockholders, and assumption of debt. In August 2000, the Company announced a further extension to the closing date from August 15, 2000 to January 20, 2001. The closing date has been further extended on a month-by-month basis by Saigene through June 20, 2001. Saigene is able to extend the closing date by making monthly payments of $30,000, in which half of such payments may be credited to the purchase price upon consummation of the sale transaction. The Company can terminate the Purchase and Sale Agreement at the end of any extension period by providing 20 day written notice.

The SalivaSac(R), developed by the Company, collects a non-invasive saliva sample that the Company had hoped would be able to replace blood and urine testing in various applications. The Company had been awarded two SBIR Phase I grants to research this technology for non-invasive glucose monitoring. As a result of this research the Company had used its SalivaSac(R) technology to research the development Of a screening product to detect diabetes in the general population and a monitoring product to produce detailed quantitative measurements of glucose levels to enable diabetics to monitor glucose levels throughout the day. While previous attempts by others to correlate saliva glucose with blood glucose have been unsuccessful, the Company has had encouraging preliminary results using the SalivaSac(R) device, as it appears to exclude substances that interfere with accurate glucose measurements. However, almost all development of the SalivaSac(R) has been suspended as of December 1998 due to a lack of funding and without additional funding the Company will not be able to successfully develop the SalivaSac(R) for such use. On August 15, 2000 the Company was issued United States Patent No. 6,102,872 for Glucose Detector and Method as a result of the SalivaSac(R) research conducted earlier. In September, 1999 the Company received a SBIR Phase I grant to research the use of the SalivaSac(R) technology for the collection and measurement of homocysteine, a newly discovered marker with potential application for use as a risk factor in heart disease. The Company was not able to make any useful discoveries with this Phase I grant and has no plans to file for a Phase II grant for the homocysteine application.

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

Saigene failed to complete the Purchase Agreement on January 20, 2001 but has elected to extend the Closing Date on a month-by-month basis having made all required payments due through December 20, 2000 and all payments due from January 20, 2001 through June 20, 2001.

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

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS AS OF JUNE 30, 2000
------------------------------------------

                                      PRESENT PRINCIPAL OCCUPATION AND
NAME, BUSINESS                        PRINCIPAL OCCUPATION DURING LAST                    DIRECTOR
ADDRESS AND AGE                         FIVE YEARS; OTHER ACTIVITIES                        SINCE
---------------                         ----------------------------                        -----
Paul G. Kanan
Age 54                   Paul G. Kanan has served since July 1996 as the President,          1996
                         Chief Executive Officer and a director of the Company, and served from 1993 to 1996 as the President and a director of
                         BioQuant. Mr. Kanan is also an officer and director of CEO
                         Advisors, a health care consulting firm that he co-founded in 1992. From 1991 to 1992, Mr. Kanan operated his own
                         health care consulting firm, and during part of such period served as acting CEO and CEO of SPS, Inc., a healthcare
                         service firm. From 1988 to 1991, he served as President and
                         CEO of Oncotech, Inc., a medical diagnostic company in
                         Irvine, California involved in the development and marketing of oncological testing. From 1976 to 1988, Mr. Kanan was
                         employed by Baxter Healthcare Corporation, most recently as
                         President of its Chemotherapy Services Division. He received his B.S.E. degree from the University of Michigan and an
                         M.B.A. degree from Harvard University Graduate School of
                         Business.


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

                                      PRESENT PRINCIPAL OCCUPATION AND
NAME, BUSINESS                        PRINCIPAL OCCUPATION DURING LAST                    DIRECTOR
ADDRESS AND AGE                         FIVE YEARS; OTHER ACTIVITIES                        SINCE
---------------                         ----------------------------                        -----
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

During the fiscal year ended June 30, 2000, the Company's Board of Directors held 1 meetings, which were attended by 100% of the then current directors in person or by telephone.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive compensation for serving on the Board of Directors as described below. During fiscal 2000, the Company's audit and compensation committees, were comprised of Messrs. Kanan and Giles. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

There is no family relationship among any of the directors or executive officers of the Company.

COMPENSATION OF DIRECTORS
-------------------------

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

ITEM 10 - EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION
----------------------

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


                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                 Annual Compensation                         Long Term Compensation
                                 -------------------                         ----------------------
                                                     Other
                                                    Annual
                                                    Compen-      Awards                                All Other
 Name and Principal              Salary    Bonus    sation     Restricted     Options/      LTIP        Compen-
       Position          Year     ($)       ($)     ($)(1)    Stock Awards    SARs (#)     Payouts       sation
       --------          ----     ---       ---     ------        ($)         --------       ($)           ($)
                                                                  ---                        ---           ---
    Paul G. Kanan        2000    87,133      -      112,867        -             -            -            -
   President, Chief      1999    91,667      -      108,333        -             -            -            -
Executive Officer and    1998   193,333      -         -           -             -            -            -
       Director

-------------------
     (1) Deferred compensation, all of which is still payable to the above employees as of the date of this report.

                        OPTION GRANTS DURING FISCAL 2000
                        --------------------------------

                                        NUMBER OF             PERCENT OF
                                       SECURITIES            TOTAL OPTIONS
                                       UNDERLYING             GRANTED TO             EXERCISE OR
                                     OPTIONS GRANTED         EMPLOYEES IN             BASE PRICE          EXPIRA-TION
             NAME                          (#)                FISCAL YEAR               ($/SH)                DATE
  ----------------------------      ------------------      ----------------       -----------------      -------------
  None




The following table reflects options exercised during the fiscal year and the year-end values for in-the-money options for each of the named executive officers:

         AGGREGRATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES


----------------------------------------------------------------------------------------------------------------
           Name                Shares       Value         Number of Securities         Value of Unexercised
                            Acquired On    Realized      Underlying Unexercised     In-The-Money Options as of
                            Exercise (#)     ($)      Options as of June 30, 2000        June 30, 2000 ($)
                                                       Exercisable/Unexercisable    Exercisable / Unexercisable
----------------------------------------------------------------------------------------------------------------
Paul G. Kanan                    0            0              307,433/6,250                     0 / 0
----------------------------------------------------------------------------------------------------------------


EMPLOYMENT CONTRACTS
--------------------

None.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

The following table sets forth certain information as of June 1, 2001 with respect to the number of shares of Common Stock beneficially owned by (i) those persons known to the Company to be the owners of more than five percent of the Common Stock, (ii) each director of the Company (one of whom is the Chief Executive Officer of the Company) and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such stockholder.


NAME AND ADDRESS(1)                    AMOUNT AND NATURE         PERCENT OF
-------------------                      OF BENEFICIAL          COMMON STOCK
                                       OWNERSHIP (2) (3)        OUTSTANDING
                                       -----------------        -----------

Terry M. Giles (4)                            416,942              10.9%

Paul G. Kanan (5)                             372,674               9.0%

Enterprise Development Fund (6)               303,910               8.0%

All directors and officers as a
group (2 persons)(7)                          783,366              19.0%


-------------------------

     (1) The address of each of these persons is c/o the Company, 23120 Alicia Parkway, Suite 200, Mission Viejo, California 92692.
     (2) Unless otherwise noted, all persons named in the table have sole voting and dispositive power with respect to all Common Stock beneficially owned by them.
     (3) Includes currently exercisable options and warrants to purchase shares of Common Stock.
     (4) Includes 416,942 shares of Common Stock. Mr. Giles' resigned from the Board of Directors effective on September 10, 1998 and rejoined the Board of Directors effective March 24, 2000.
     (5) Includes 58,991 shares of Common Stock held by the Kanan Living Trust Dated May 15, 1990, of which Mr. Kanan is a co-trustee with his wife, and 313,683 shares of Common Stock subject to currently exercisable warrants and options.
     (6) Includes 303,910 shares of Common Stock all held by Enterprise Development Fund I, L.P. ("EDF"), of which Enterprise Management, Inc. ("EMI") acts as general partner and in which Ms. Mary Campbell, a former director of the Company, is an officer and one of three directors. Ms. Campbell disclaims beneficial ownership as to all of said shares, except for approximately 21,000 shares (or approximately 7 percent of such shares) which represents her one-third interest in EMI which, in turn, holds an approximately 21 percent interest in EDF.
     (7) Includes 779,843 shares of Common Stock and 313,683 shares of Common Stock subject to currently exercisable options and warrants. In the event such options and warrants are fully exercised, management will hold an aggregate of 1,087,276 shares or 26.4 percent based on a total of 4,117,604 shares outstanding subsequent to such exercise.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------

Paul Kanan is a principal of CEO Advisors, a company that provided management services to BioQuant beginning in 1993. This arrangement has been terminated effective upon the consummation of the Mergers on June 28, 1996. During fiscal 1995 and fiscal 1996, BioQuant paid CEO Advisors an aggregate of $109,000 and $186,000, respectively, for all services rendered. Amounts outstanding at June 30, 1996 under this arrangement aggregated $187,000, for which two promissory notes were issued in the principal amount of $93,500 and bear interest at 7 percent per annum. The promissory notes were issued to each of Paul Kanan and Ellen Rudnick, a former director of the Company, along with options to purchase 27,100 shares of Common Stock at an exercise price of $3.45 as an inducement to accept the notes in lieu of cash. The notes are payable on demand.

In March of 1999 the Company converted $199,000 in deferred salary to three of its senior executives into additional debt due under the same terms as the above debt accruing interest at 7%. The Company has not made any interest payments since September of 1998. The Company has entered into a deferred compensation arrangement with certain of its senior executives, including Paul Kanan. At June 30, 2000, the Company's aggregate deferred compensation obligation was $470,000. Compensation expense in connection with these agreements was $120,000 and $286,000 for the years ended June 30, 2000 and 1999, respectively

The Company believes that the transactions between the Company and its officers and directors described above are on terms no less favorable to the Company then could have been obtained from unaffiliated parties under similar circumstances.

ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits are listed on the Index to Exhibits at the end of this report. The exhibits required by Item 601 of Regulation S-B are listed on such Index in response to this Item and are incorporated herein by reference.

(b) Form 8-K reports were filed prior to the filing of this Report as follows:

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

DATED:  June 29, 2001                         Pacific Biometrics, Inc.

                                              By
                                                ------------------------------
                                              Paul G. Kanan, President and Chief
                                              Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.






-----------------------------    President, Chief Executive         DATED: June 29, 2001
Paul G. Kanan                    Officer and Director (principal
                                 executive officer and principal
                                 financial officer)



-----------------------------    Director                           DATED: June 29, 2001
Terry Giles


                                Index of Exhibits
                                -----------------

1.1    --    Revised Form of Underwriting Agreement.*
3.1    --    Certificate of Incorporation of the Registrant.*
3.2    --    Amended and Restated By-Laws of the Registrant.*
4.1    --    Specimen Stock Certificate.*
4.2    --    Specimen Warrant Certificate.*
4.3    --    Form of Warrant Agreement.*
4.4    --    Revised Form of Underwriter's Purchase Warrant.*
10.1   --    License Agreement, dated December 31, 1992, by and between Sudor
               Partners and CEO Advisors, Inc.*
10.2   --    Amendment No. 1 To License Agreement, dated August 6, 1993 by and between Sudor Partners and CEO Advisors, Inc.*
10.3   --    Supply Agreement, dated August 6, 1993, by and between Sudormed,
               Inc. and CEO Advisors, Inc.*
10.4   --    Assignment of License and Supply Agreements--Consent, dated
               September 7, 1993, October 7, 1993 and October 11, 1993, by and between CEO Advisors, Inc. and BioQuant, Inc.*
10.5   --    License Agreement, dated February 15, 1995, by and between Metra and BioQuant.*, **
10.6   --    Development Agreement, dated October 4, 1995, by and between
               BioQuant and Assay Designs.*
10.7   --    Agreement, dated October 26, 1995, by and between PBI-WA and Sigma
               Diagnostics.*
10.8   --    Manufacturing Agreement, dated March 1, 1996, by and between
               Merchant House Scientific and Irvine Scientific.*
10.9   --    Agreement and Plan of Merger, dated May 15, 1996, by and among
               BioQuant, Inc., Pacific Biometrics, Inc. and BioQuant-Acquisition, Inc.*
10.10  --    Agreement and Plan of Merger, dated May 15, 1996, by and among
               Pacific Biometrics, Inc. (Washington), Pacific Biometrics, Inc. (Delaware), and PBI-Acquisition, Inc.*
10.11  --    Office Lease, dated January 15, 1990, by and between Bruce M. and
               Ann Stever Blume and Pacific Biometrics, Inc.*
10.12  --    Amendment No. 1 to Lease Agreement, dated June 15, 1992, by and between Blume 1100 Limited Partnership and Pacific Biometrics, Inc.*
10.13  --    Office Lease, dated August 13, 1992, by and between Blume 1100
               Limited Partnership and Drake Mortgage.*
10.14  --    Assignment of Lease, dated November 30, 1993, by and between
               Pacific Biometrics, Inc. and Columbia First Service, Inc.*
10.15  --    Standard Form Lease, dated May 23, 1993, by and between Merchant
               House Scientific and Harris Trust and Savings Bank.*
10.16  --    First Amendment to Lease, dated July 11, 1996, by and between Bank of New York, as directed Trustee for Unisys Master Trust and
             Registrant.*
10.17  --     Stock Incentive Plan.*
10.18  --    Employment Agreement, dated October 14, 1996, by and between
               Registrant and Ellen A. Rudnick.*
10.19  --    Employment Agreement, dated October 14, 1996 by and between
10.20  --    Employment Agreement, dated October 23, 1996 by and between
               Registrant and G. Russell Warnick.*
10.21  --    Employment Agreement, dated October 22, 1996 by and between
               Registrant and Elizabeth Teng Leary, Ph.D.* 10.22 -- Clinical Laboratory Agreement, dated March 8, 1995, by and between Warner-Lambert Company and Registrant.*
10.23  --    Clinical Laboratory Agreement, dated March 7, 1996 by and between
               Parke-Davis Pharmaceutical Research and Registrant.*
10.24  --    Clinical Laboratory Agreement, dated March 7, 1996, by and between
               Parke-Davis Pharmaceutical Research and Registrant.*
10.25  --    Office Lease, dated April 23, 1997, by and between Tom Kane and
               Elsa Kane and Pacific Biometrics, Inc.***
10.26  --    Technical Development and License Agreement, dated December 8,
               1997, by and between ActiMed Laboratories, Inc., a Delaware corporation, and the Company. ****
10.27  --    Amended and Restated License Agreement, dated December 30, 1997, by and among Sudormed, Inc., a California corporation, William R. Miller, Donald W. Schoendorfer and the Company. ****

10.28  --    Amended and Restated License Agreement, dated December 30, 1997, by and between Sudormed, Inc. and the Company.****
10.29  --    Lease dated January 5, 1998 between the Company and Makena
               Commercentre II, LLC with respect to the Company's office at 25651 Atlantic Ocean Drive, A1-A, Lake Forest, California, 92630.*****
21.1    --   Subsidiaries.*
25.1    --   Powers of Attorney appear on the signature page in Part II of the
               Registration Statement filed on September 6, 1996.*
--------------------------------------------------------------------------------

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

                            PACIFIC BIOMETRICS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         PAGE
                                                                         ----

Report of Independent Certified Public  Accountants.................... F - 2

Consolidated Balance Sheet as of June 30, 2000......................... F - 3

Consolidated Statements of Operations for the years ended
  June 30, 2000 and 1999, and for the period from
  inception (December 1992) to June 30, 2000........................... F - 4

Consolidated Statements of Cash Flows for the years ended
  June 30, 2000 and 1999, and for the period from
  inception (December 1992) to June 30, 2000........................... F - 5

Consolidated Statements of Stockholders' Equity for the
  period from inception (December 1992) to June 30, 2000............... F - 7

Notes to Consolidated Financial Statements............................. F - 10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Pacific Biometrics, Inc.
Lake Forest, California

     We have audited the accompanying consolidated balance sheet of Pacific Biometrics, Inc. (a company in the development stage) as of June 30, 2000 and the related consolidated statements of operations and cash flows for the years ended June 30, 2000 and 1999, and for the period from inception (December 1992) to June 30, 2000, and the consolidated statement of stockholders' equity (deficit)for the period from inception (December 1992) to June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financing statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Biometrics, Inc. as of June 30, 2000, and the consolidated results of its operations and its cash flows for the years ended June 30, 2000 and 1999, and for the period from inception (December 1992) to June 30, 2000, in conformity with accounting principals generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced recurring losses from operations and cash flow shortages, and has reported deficiencies in working capital and stockholders' equity. Additionally, the Company has significant amounts of debt that are past due as of June 30, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan, in regard to these matters are also described in Note 3. The consolidated financial statements do no tinclude any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Irvine, California
June 26, 2001

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000

                                     ASSETS

Current assets:
    Cash and cash equivalents                                   $     93,932
    Accounts receivable, net of allowance for doubtful
          accounts of $32,824                                        174,129
    Other receivable                                                   4,627
    Prepaid expenses and other                                        11,478
                                                                ------------
          Total current assets                                       284,166

Property and equipment, net                                          249,905

Other assets:
    Restricted cash                                                   67,296
    Deposit and other                                                  1,000
                                                                ------------
          Total assets                                          $    602,367
                                                                ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Notes payable to bank                                       $     33,895
    Notes payable to related parties                                 485,758
    Notes payable other                                               17,567
    Accounts payable                                                 477,538
    Accrued liabilities                                              908,022
    Dividends payable                                                413,828
    Deferred compensation                                            207,368
    Advances from customers                                          158,649
    Technology licenses payable                                    2,244,040
    Capital lease obligations                                        424,227
                                                                ------------
          Total current liabilities                                5,370,892
                                                                ------------

    Capital lease obligations - long term portion                     74,431
                                                                ------------
          Total long term liabilities                                 74,431
                                                                ------------

Stockholders' deficit:
    Preferred stock, $0.01 par value, 5,000,000 shares
          authorized, 1,550,000 shares issued and outstanding         15,500
    Common stock, $0.01 par value, 30,000,000 shares
          authorized, 3,810,171 shares issued and outstanding         38,102
    Additional paid-in capital Preferred Stock                     5,000,966
    Additional paid-in capital Common Stock                       13,432,624
    Deficit accumulated during the development stage             (23,330,148)
                                                                ------------
          Total stockholders' deficit                             (4,842,956)
                                                                ------------
          Total liabilities and stockholders' deficit           $    602,367
                                                                ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999
       AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO JUNE 30, 2000


                                                                                   For the Period
                                                                                   from Inception
                                                       Year Ended June 30         (December 1992)
                                                    ----------------------------        to
                                                        2000           1999         June 30,2000
                                                    ------------    ------------    ------------
Revenues                                            $  1,374,214    $  1,492,607    $ 10,401,064
                                                    ------------    ------------    ------------

Operating expenses:
    Laboratory expense and cost of goods sold            951,780       1,233,105       7,858,245
    Research and product development                      64,360         997,881       5,700,906
    Selling, general and administrative                1,200,509       2,340,345       9,683,404
    Purchased in-process research and development              0               0       6,373,884
    Amortization of intangible assets                          0         593,543       1,616,565
                                                    ------------    ------------    ------------

          Total operating expenses                     2,216,649       5,164,874      31,233,003
                                                    ------------    ------------    ------------

Operating loss                                          (842,435)     (3,672,267)    (20,831,940)
                                                    ------------    ------------    ------------

Other income (expense):
    Interest expense                                    (138,020)       (222,552)       (754,353)
    Interest income                                        2,072          25,818         319,354
    Write-off of intangible assets                             0      (2,078,100)     (2,078,100)
    Grant and other income                                63,717        (121,934)         14,890
                                                    ------------    ------------    ------------
                                                         (72,231)     (2,396,768)     (2,498,208)
                                                    ------------    ------------    ------------

Net loss                                            $   (914,666)   $ (6,069,035)   $(23,330,148)
                                                    ============    ============    ============

Preferred stock dividend paid or accrued                (248,000)       (248,000)
                                                    ------------    ------------

Net loss applicable to common stockholders          $ (1,162,666)   $ (6,317,035)
                                                    ============    ============

Basic and diluted loss per share                    $      (0.31)   $      (1.69)
                                                    ============    ============

Number of shares used in per-share calculation         3,810,171       3,735,003
                                                    ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   For the Years Ended June 30, 1999 and 1998
       and For the Period from Inception (December 1992) to June 30, 1999


                                                                                                             For the Period
                                                                                    Year Ended June 30        from Inception
                                                                              ----------------------------  (December 1992) to
                                                                                  2000             1999        June 30,2000
                                                                              ------------    ------------     ------------
Cash flows from operating activities:
      Net loss                                                                $   (914,666)   $ (6,069,035)   $(23,330,148)

Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation & Amortization                                                  210,530         244,782         884,175
      Loss on disposal of property & equipment                                      48,051                          48,051
      Amortization and write-off of technology licenses                                          2,626,643       3,221,297
      Common stock and warrants issued for services and financings                  38,000         128,761         934,087
      Services provided for subscription receivable                                                                 55,556
      Amortization of goodwill                                                                                     428,368
      Purchased in process research and product development                                                      6,373,884
      Interest Expense for intangible asset                                                        107,141         223,713
      Write off of Spin-Pro Asset                                                                                  226,323
      Changes in assets and liabilities:                                                                                 0
        Accounts receivable                                                        108,359          10,079         (16,907)
        Other receivables                                                           (4,627)                         33,124
        Inventory                                                                                  196,891          26,508
        Prepaid expenses and other                                                  30,745         176,469           2,969
        Accounts payable and accrued liabilities                                   392,208         422,001       1,291,627
        Deferred compensation                                                      119,534                         154,530
        Advances from clients                                                       90,213          58,517         (53,449)
                                                                              ------------    ------------    ------------
           Net cash provided by (used in) operating activities                     118,347      (2,097,751)     (9,496,292)
                                                                              ------------    ------------    ------------

Cash flows from investing activities:
      Cash acquired in connection with mergers                                                                     221,698
      Advances to BioQuant prior to acquisition, net                                                              (145,000)
      Capital expenditures                                                         (11,200)         (8,398)       (312,156)
      Orgainzation costs                                                                                            (5,000)
      Deposits and other                                                                                            (4,702)
      Purchase of short-term investments                                                                          (973,110)
      Proceeds from short-term investments                                                                         973,110
                                                                               ------------    ------------    ------------
           Net cash used in investing activities                                   (11,200)         (8,398)       (245,160)
                                                                               ------------    ------------    ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   For the Years Ended June 30, 2000 and 1999
       and For the Period from Inception (December 1992) to June 30, 2000

                                                                                                 For the Period
                                                                     Year Ended June 30          from Inception
                                                                  --------------------------   (December 1992) to
                                                                      2000          1999         June 30,2000
                                                                  -----------    -----------      -----------
Cash flows from financing activities:
        Common stock sold for cash or services                                                      9,548,905
        Purchases of technology license                                             (109,067)      (1,027,823)
        Borrowings from related parties                                                               859,963
        Preferred stock sold for cash                                                               3,100,000
        Cost of equity                                                                             (1,811,325)
        Preferred stock dividend paid                                               (135,821)        (152,266)
        Common stock exercise proceeds                                                                 28,253
        Proceeds (repayments) with related parties                                   286,417          141,469
        Repayment of bank borrowings                                  (21,631)                       (268,247)
        Proceeds of Second Bridge Loan                                                              1,000,000
        Repayment of Second Bridge Loan                                                            (1,000,000)
        Prepaid financing costs                                                       25,446                0
        Transfer from (to) restricted cash                              8,157         24,547          (67,296)
        Payments on capital lease obligations                         (36,118)      (193,052)        (516,249)
                                                                  -----------    -----------      -----------
            Net cash (used in) provided by financing activities       (49,592)       101,530        9,835,384
                                                                  -----------    -----------      -----------

      Net change in cash and cash equivalents
                                                                       57,555     (2,207,679)          93,932
                                                                  -----------    -----------      -----------

      Cash and cash equivalents, beginning of period                   36,377      2,244,056                0
                                                                  -----------    -----------      -----------

      Cash and cash equivalents, end of period                    $    93,932    $    36,377      $    93,932
                                                                  ===========    ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)FOR THE PERIOD
                 FROM INCEPTION (DECEMBER 1992) TO JUNE 30, 2000


                                                          Common Stock                              Preferred Stock
                                                  --------------------------   Subscription    -------------------------
                                                     Shares         Amount      Receivable        Shares        Amount
                                                  -----------    -----------    -----------    -----------   -----------
Common stock issued for cash at
  inception (December 1992)                           511,862    $     5,119    ($  245,000)
Cash received in satisfaction of
  subscription receivable                                                           161,000
Net loss
                                                  -----------    -----------    -----------    -----------   -----------
  Balance, June 30, 1993                              511,862          5,119        (84,000)             0             0

Common stock issued in connection with
  purchase of technology license and services          62,561            569        (55,556)
Cash received in satisfaction of
  subscription receivable                                                            84,000
Cash received in satisfaction of
  subscription receivable                                                            38,578
Stockholder loans converted to equity
Common stock issued for cash                            4,739             47
Net loss
                                                  -----------    -----------    -----------    -----------   -----------
  Balance, June 30, 1994                              579,162          5,735        (16,978)             0             0

Services provided in satisfaction of
  subscription receivable                                                            16,978
Stockholder loans converted to equity
Common stock issued for services and
  loan guarantees                                      47,867            479
Common stock issued in connection with
  acquisition ofof Pacific Biometrics, Inc.
  (a Washington corporation)                          189,061          1,891
Common stock issued for cash                           42,181            422
Conversion from $0.01 par value to no par value
  common stock                                                     2,011,392
Net loss
                                                  -----------    -----------    -----------    -----------   -----------
Balance, June 30, 1995                                858,271      2,019,919              0              0             0

                                                                                Deficit
                                                  Preferred       Common      Accumulated
                                                  Additional    Additional    during the
                                                    Paid-in       Paid-in     Development
                                                    Capital       Capital        Stage          Total
                                                  -----------   -----------   -----------    -----------
Common stock issued for cash at
  inception (December 1992)                                     $   494,881                  $   255,000
Cash received in satisfaction of
  subscription receivable                                                                        161,000
Net loss                                                                         (199,455)      (199,455)
                                                  -----------   -----------   -----------    -----------
  Balance, June 30, 1993                                    0       494,881      (199,455)       216,545

Common stock issued in connection with
  purchase of technology license and services                        54,987             0
Cash received in satisfaction of
  subscription receivable                                                                         84,000
Cash received in satisfaction of
  subscription receivable                                                                         38,578
Stockholder loans converted to equity                               310,000                      310,000
Common stock issued for cash                                         49,953                       50,000
Net loss                                                                         (732,874)      (732,874)
                                                  -----------   -----------   -----------    -----------
  Balance, June 30, 1994                                    0       909,821      (932,329)       (33,751)

Services provided in satisfaction of
  subscription receivable                                                                         16,978
Stockholder loans converted to equity                               324,963                      324,963
Common stock issued for services and
  loan guarantees                                                    80,021                       80,500
Common stock issued in connection with
  acquisition ofof Pacific Biometrics, Inc.
  (a Washington corporation)                                        143,109                      145,000
Common stock issued for cash                                        553,478                      553,900
Conversion from $0.01 par value to no par value
  common stock                                                   (2,011,392)                           0
Net loss                                                                       (1,664,190)    (1,664,190)
                                                  -----------   -----------   -----------    -----------
Balance, June 30, 1995                                      0             0    (2,596,519)      (576,600)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)FOR THE PERIOD
                 FROM INCEPTION (DECEMBER 1992) TO JUNE 30, 2000


                                                            Common Stock                                  Preferred Stock
                                                    --------------------------      Subscription    ---------------------------
                                                       Shares         Amount         Receivable        Shares        Amount
                                                    ------------    ------------    ------------    ------------   ------------
Balance, June 30, 1995                                   858,271       2,019,919               0               0              0
Common stock issued for cash                              45,500         360,000
Common stock issued for services                         135,080         466,026
Issuance of $0.01 par value common stock in
  exchange for no par value common stock in
  acquisitions of BioQuant and Pacific
  Biometrics, Inc. (PBI-WA)                                           (2,835,556)
Common stock issued in connection
  with acquisition of BioQuant                           700,364           7,003
Net loss
                                                    ------------    ------------    ------------    ------------   ------------
Balance, June 30, 1996                                 1,739,215          17,392               0               0              0

Common stock issued for services                          64,000             640
Stockholder loans converted to common stock              142,274           1,423
Common stock issued for cash                               2,900              29
Initial Public Offering (IPO)                          1,700,000          17,000
Underwriter commissions and IPO costs
Common stock issued upon exerciseof stock options         57,133             571               0
Net loss
                                                    ------------    ------------    ------------    ------------   ------------
Balance, June 30,1997                                  3,705,522          37,055               0               0              0

Preferred stock issued for cash                                                                        1,550,000         15,500
Cost of preferred stock issue
Common stock issued upon exercise
of stock options                                           4,149              42               0
Net loss
Preferred stock dividends paid
Deemed preferred stock dividends
                                                    ------------    ------------    ------------    ------------   ------------
Balance, June 30, 1998                                 3,709,671    $     37,097    $          0       1,550,000   $     15,500

Common stock issued for services                         100,500           1,005
Warrants issued related to financing agreements
Net loss
Preferred stock dividends paid or accrued
                                                    ------------    ------------    ------------    ------------   ------------
Balance, June 30, 1999                                 3,810,171    $     38,102    $          0       1,550,000   $     15,500



                                                                                      Deficit
                                                       Preferred       Common       Accumulated
                                                       Additional    Additional     during the
                                                        Paid-in        Paid-in      Development
                                                        Capital        Capital          Stage            Total
                                                      ------------   ------------   ------------    ------------
Balance, June 30, 1995                                           0              0     (2,596,519)      (576, 600)
Common stock issued for cash                                                                             360,000
Common stock issued for services                                                                         466,026
Issuance of $0.01 par value common stock in
  exchange for no par value common stock in
  acquisitions of BioQuant and Pacific
  Biometrics, Inc. (PBI-WA)                                             2,835,556                              0
Common stock issued in connection
  with acquisition of BioQuant                                          5,919,997                      5,927,000
Net loss                                                                              (7,560,863)     (7,560,863)
                                                      ------------   ------------   ------------    ------------
Balance, June 30, 1996                                           0      8,755,553    (10,157,382)     (1,384,437)

Common stock issued for services                                          220,160                        220,800
Stockholder loans converted to common stock                               489,422                        490,845
Common stock issued for cash                                                9,976                         10,005
Initial Public Offering (IPO)                                           8,058,000                      8,075,000
Underwriter commissions and IPO costs                                  (1,790,290)                    (1,790,290)
Common stock issued upon exerciseof stock options                          25,932              0          26,503
Net loss                                                                              (1,577,229)     (1,577,229)
                                                      ------------   ------------   ------------    ------------
Balance, June 30,1997                                            0     15,768,753    (11,734,611)      4,071,197

Preferred stock issued for cash                          3,084,500                                     3,100,000
Cost of preferred stock issue                              (21,034)                                      (21,034)
Common stock issued upon exercise
of stock options                                                            1,708                          1,750
Net loss                                                                              (4,611,836)     (4,611,836)
Preferred stock dividends paid                              53,648        (70,093)                       (16,445)
Deemed preferred stock dividends                         1,937,500     (1,937,500)                             0
                                                      ------------   ------------   ------------    ------------
Balance, June 30, 1998                                $  5,054,614   $ 13,762,868   ($16,346,447)   $  2,523,632

Common stock issued for services                                           78,309                         79,314
Warrants issued related to financing agreements                            49,447                         49,447
Net loss                                                                              (6,069,035)     (6,069,035)
Preferred stock dividends paid or accrued                  (53,648)      (248,000)                      (301,648)
                                                      ------------   ------------   ------------    ------------
Balance, June 30, 1999                                $  5,000,966   $ 13,642,624   ($22,415,482)   ($ 3,718,290)



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 FOR THE PERIOD
                 FROM INCEPTION (DECEMBER 1992) TO JUNE 30, 2000


                                                          Common Stock                                  Preferred Stock
                                                  --------------------------      Subscription   ---------------------------
                                                     Shares         Amount         Receivable        Shares        Amount
                                                  ------------    ------------    ------------   ------------   ------------

Balance, June 30, 1999                               3,810,171    $     38,102    $          0      1,550,000   $     15,500
Warrants issued relating to financing agreement
Net loss
Preferred stock dividends paid or accrued
                                                  ------------    ------------    ------------   ------------   ------------
Balance, June 30, 2000                               3,810,171    $     38,102    $          0      1,550,000   $     15,500


                                                                                    Deficit
                                                     Preferred       Common       Accumulated
                                                     Additional    Additional     during the
                                                     Paid-in        Paid-in      Development
                                                      Capital        Capital        Stage            Total
                                                   ------------   ------------   ------------    ------------

Balance, June 30, 1999                             $  5,000,966   $ 13,642,624   ($22,415,482)   ($ 3,718,290)
Warrants issued relating to financing agreement                         38,000                         38,000
Net loss                                                                             (914,666)       (914,666)
Preferred stock dividends paid or accrued                             (248,000)                      (248,000)
                                                   ------------   ------------   ------------    ------------
Balance, June 30, 2000                             $  5,000,966   $ 13,432,624   ($23,330,148)   ($ 4,842,956)



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

Restricted Cash

During 1997, in connection with the signing of a new facility lease in Seattle, Washington, the Company was required to maintain $100,000 as a security deposit, throughout the term of the lease. During 1999 this amount was reduced to

$75,453 and was further reduced to $67,296 during 2000 and has been recorded as restricted cash on the accompanying consolidated balance sheet.

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

Technology Licenses

The Company had an exclusive worldwide license for the use of a transdermal perspiration collection device for all medical diagnostic applications of Sudormed's skin patch technology. This license allowed for the development of all other potential applications of such technology, except for those relating to alcohol and drugs of abuse. Pursuant to the license agreement, the Company had agreed to pay Sudormed approximately $3 million over a fifteen-month period plus an ongoing royalty payment based on the amount of sales of products developed under this license. Such payments included a lump-sum payment of $1.6 million due in December 1998. The Company is in default on this obligation (See Notes 15 and 16).

The Company has licensed exclusive rights, related to bone resorption in human perspiration, to use patented anti-pyridinium crosslinks antibody technology (this is an exclusive worldwide license excluding Japan). Licensing fees with respect to this antibody technology have been fully amortized.

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

Revenue Recognition

The Company recognizes revenue in the period that the related services are performed. Currently, the Company is in the development stage and derives revenues from laboratory services only.

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

Reclassifications

Certain reclassifications have been made to the consolidated statement of operations for 1999 and for the period from inception to date in order to conform to the 2000 presentation.

Risks and Uncertainties

Any product that the Company develops will likely require approvals from the Food and Drug Administration (FDA) and international regulatory agencies prior to commercialized salesWith respect to the Company's Osteopatch product, the Company failed to recieve FDA approval and, as a result, has ceased product development and has defaulted with respect to the Sudormed license agreement.

In April 2000, the Company entered into an agreement to sell the laboratory business, the only source of revenue for the Company. Additionally, the Company's securities have been delisted from the Nasdaq Stock Market.

The Company's financial position also created risks and uncertainties as discussed below in Note 3.

3. GOING CONCERN

The Company has experienced recurring losses from operations and cash flow shortages, and has reported deficiencies in working capital and stockholders' equity. Also the Company has significant amounts of debt past due. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in this Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the company with the ability to continue in existence for the near term. These steps include significant reductions in expenses and staffing, suspension of research and development projects, renegotiations of contractual commitments and a proposed sale of the Company's laboratory.

Even if the Company is able to sell the laboratory operations, the Company will still have various debts and claims that need to be settled. The Company will attempt to settle these debts with cash, stock, and technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws.

4. CONCENTRATION OF CREDIT RISK

Two customers individually accounted for approximately 20 percent of the Company's total sales in both fiscal 2000 and 1999. Sales to the Company's five largest customers represented approximately 41 percent and 43 percent of total sales in fiscal 2000 and fiscal 1999, respectively. The Company reviews a customer's credit history before extending credit, and generally does not require collateral from customers. The Company establishes allowances for doubtful accounts when management believes the Company is exposed to credit risk.

5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2000:

Laboratory equipment.............................................. $ 138,051
Computer equipment................................................   124,499
Office furniture and equipment....................................    63,539
Leasehold improvements............................................    31,614
Equipment held under capital leases...............................   602,014
                                                                    --------
Gross property and
equipment.........................................................   959,717
Less accumulated depreciation and amortization....................  (709,814)
                                                                    --------
Net property and equipment........................................  $249,903
                                                                    ========
6.  CAPITAL LEASES

The Company leases laboratory and other equipment under capital lease arrangements. The obligations under capital leases have interest rates ranging from 8% to 9% and mature at various dates through 2003. Annual future minimum lease payments for years subsequent to June 30, 2000 are as follows:

          2001                                 $   470,826
          2002                                      44,910
          2003                                      27,450
          2004                                      13,295
          2005 and thereafter                            0
                                               -----------
          Total minimum payments                   556,481
          Less amount representing interest        (57,823)
                                               -----------
          Obligations under capital leases         498,658
          Less current portion                    (424,227)
                                               -----------
          Long term portion                    $    74,431
                                               ===========

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

In exchange for the first forbearance agreement the 51,429 warrants were repriced to $0.50 per share in December 1998. A discount of $23,400 was recorded for the value of the warrants issued.

The Company has continued to negotiate forbearance agreements with Transamerica Business Credit related to payments due on capital leases. In exchange for the most recent Forbearance Agreement the Company repriced warrants previously issued to Transamerica, has granted Transamerica additional warrants and a lien position on assets of the Company. This Forbearance Agreement expired on September 30, 1999 and was extended again through December 31, 1999 in exchange for 150,508 additional warrants. A discount of $38,000 was recorded for the value of the warrants issued. Although the Forbearance Agreement has expired, Transamerica has not taken action to collect the debt, which approximates $450,000.

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

In April of 1999 the Company and its subsidiaries entered into a Accounts Receivable Factoring Agreement (the "Factoring Agreement") with Silicon Valley Bank (the "Bank"). The Company issued 93,024 warrants to the Bank as part of the Factoring Agreement. The Company has been factoring the majority of the accounts receivable from laboratory operations to provide the Company with working capital to meet laboratory operations obligations and to maintain minimal corporate operations.

Equity Financing

The Company extended the 1,700,000 warrants issued in conjunction with the Company's initial public offering of its securities to June 30, 1999, from their previous expiration date of January 31, 1998; the exercise price of $12.00 remained the same. Such warrants expired by their terms as of June 30, 1999.

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and the like. The Preferred Stock provides for a cumulative cash dividend payable quarterly in arrears at an annual rate of 8%. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which the Preferred Stock is convertible. To date, no such efforts have been untertaken. The Company is not current on dividend payments and, as of June 30, 2000 approximately $414,000 in dividends have accrued. See Note 12 for calculation of beneficial conversion and imputed preferred stock dividend.

Technology License Payable

The Minnesota Mining and Manufacturing Company (3M), as a party in possession of secured property, has not informed the Company of its plans for the Sudormed assets. This includes the SkinPatch(TM) technology rights, which are part of the Company's OsteoPatch(TM) product. The Company had sought to reestablish certain rights to this technology in order to create additional value for the Company's other intellectual property related to the OsteoPatch(TM). Without an agreement with 3M, the Company's OsteoPatch(TM) assets may not have any value and the Company expensed all of these assets in March 1999. In May 2000, 3M notified the Company that, in its capacity as a secured party in possession of the Sudormed assets, it demands payment in full of the $1.6 million plus accrued interest and fees due and owing under the License Agreement between the Company and Sudormed. The Company and 3M are seeking to settle this claim. 3M has objected to the laboratory sale transaction that is proceeding with Saigene. Although, the Company disputes 3M's claim, 3M may seek to enforce its rights through legal process. The Company is not certain of the impact of 3M's demand on the proposed transaction with Saigene or what legal rights may be asserted by 3M to protect its claim. If 3M should be successful in blocking the proposed sale of the laboratory, or commences a legal action against the Company, the Company may have no alternative than to seek protection from creditors under the bankruptcy laws. Current maturities of the technology license payable are $2,244,040 as shown on the balance sheet.

In May 2000, 3M notified the Company that, in its capacity as a secured party in possession of the Sudormed assets, it demands payment in full of all fees due under the License Agreement between the Company and Sudormed. 3M is seeking to settle this claim or seek a judgment in a court of law and has objected to the laboratory sale transaction that is proceeding with Saigene. The Company disputes 3M's claim and intends to defend itself in this matter. If 3M should be successful in blocking the proposed sale of the laboratory, or commences a legal action against the Company, the Company may have no alternative than to seek protection from creditors under the bankruptcy laws.

8. INCOME TAXES

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through June 30, 2000. At June 30, 2000, the Company has net operating loss carryforwards available to offset future taxable income for federal and state income tax purposes of approximately $16 million; such carryforwards expire in various years through 2020. Deferred tax assets include these net operating loss carryforwards as well as certain expenses that are reported for book and tax purposes in different periods. The Company has provided a valuation allowance to offset all deferred tax assets due to the uncertainty of realization.

Under the Tax Reform Act of 1986, the amounts of and benefits from the Company's net operating loss carry forwards are limited due to a cumulative ownership change that occurred over a three year period. However, based upon preliminary estimates, management believes that the effect of such limitation, will not have a material adverse effect on its financial condition or results of operations.

9. SUPPLEMENTARY INFORMATION ON NONCASH TRANSACTIONS

Equipment Purchased Under Capital Lease


       Year                                  Equipment Value
       ----                                  ---------------
       1996                                    $  28,006
       1997                                      477,428
       1998                                      370,888
       1999                                       14,998
       2000                                       50,000
                                               ---------
       From inception to June 30, 2000         $ 941,320
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

Common Stock Issued for Technology License, Services and Loan Guarantees

The Company has issued common stock for technology licenses, services and loan guarantees as follows:

        Year Issued                                               Number of Shares         Estimated Fair Value
        -----------                                               ----------------         --------------------
           1994                                                        62,561                   $  55,556
           1995                                                        47,867                      80,500
           1996                                                       135,080                     466,026
           1997                                                        64,000                     220,800
           1998                                                             0                           0
           1999                                                       100,500                      79,314
           2000                                                             0                           0
                                                                     --------                   ---------
           For the period from inception to June 30, 2000             410,008                   $ 902,196
                                                                     ========                   =========

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

                                                                          SHARES UNDER OPTIONS
                                                                          --------------------

                                                                            Weighted Average
                                                     Exercise Price          Exercise Price
                                                       per Share                per Share                Shares
                                                       ---------                ---------                ------
  Conversion of BioQuant options                     $0.13 - $0.63               $0.27                   491,535
  Granted                                                  -                       -                        -
  Exercised                                                -                       -                        -
  Terminated
                                                     -------------              -------               -----------

Options outstanding at June 30, 1996                 $0.13 - $0.63               $0.27                   491,535

  Granted                                            $2.38 - $5.00               $3.69                   761,908
  Exercised                                          $0.13 - $0.63               $0.54                   (57,133)
  Terminated                                             $4.75                   $4.75                    (5,000)
                                                     -------------              -------               -----------

Options outstanding at June 30, 1997                 $0.13 - $5.00               $2.42                 1,191,310
                                                     =============              =======               ===========

  Granted                                            $2.66 - $3.50               $3.27                   313,900
  Exercised                                              $0.42                   $0.42                    (4,149)
  Terminated                                         $0.63 - $4.75               $2.80                   (13,607)
                                                     -------------              -------               -----------

Options outstanding at June 30, 1998                 $0.13 - $5.00               $2.60                 1,487,454
                                                     =============              =======               ===========
  Granted                                            $1.63 - $0.25               $0.29                   252,599
  Exercised                                              $0.00                   $0.00                         0
  Terminated                                         $0.42 - $5.00               $2.73                  (111,109)
                                                     -------------              -------               -----------

Options outstanding at June 30, 1999                 $0.13 - $5.00               $2.24                 1,628,944
                                                     =============              =======               ===========

  Granted                                                $0.00                   $0.00                         0
  Exercised                                              $0.00                   $0.00                         0
  Terminated                                         $0.25 - $5.00               $3.15                  (656,044)
                                                     -------------              -------               -----------

Options outstanding at June 30, 2000                 $0.13 - $4.75               $1.62                   972,900
                                                     =============              =======               ===========

The weighted average contractual life remaining of options outstanding at June 30, 2000 is approximately 3 years. The following information applies to options outstanding at June 30, 2000:

                           Options Outstanding                          Options Exercisable
                           -------------------                          -------------------

                                   Weighted
                                   average          Weighted                             Weighted
    Range of                      remaining          average                             average
    exercise         Number      contractual        exercise        Number               exercise
     Prices       outstanding    life (years)         price       exercisable              price
     ------       -----------    ------------         -----       -----------              -----

  $0.13-$0.13        309,606         3               $0.13          309,606                $0.13
  $0.25-$0.69        239,334         4               $0.37          166,834                $0.42
  $1.63-$3.50        405,960         2               $3.38          299,710                $3.39
  $3.69-$5.00         18,000         1               $4.51           17,000                $4.56
                   ---------                                        -------                -----
                     972,900                                        793,150                $1.51
                   =========                                        =======                =====

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123. No stock options were granted in 2000. Had compensation cost been determined based on the fair value of stock options granted in 1999 in a manner consistent with the method promulgated by SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts below:

                                For the Years Ended June 30,
                                ----------------------------
                                   2000              1999
                                   ----              ----
Net loss:
  As reported                  $(914,666)        $(6,069,035)
  Pro forma                    $(914,666)        $(6,567,087)
Loss per share:
  As reported                    $ (.31)           $ (1.69)
  Pro forma                      $ (.31)           $ (1.82)


The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes computation for the year ended June 30, 1999 is as follows: the risk-free interest rate was the U.S. Treasury Bond rate for the corresponding grant date ranging from 5.97% to 5.81% in and 1999; the exercise price is equal to the fair market value of the underlying stock at the grant date; the expected life of the option is the term to expiration, ranging from 1-10 years; volatility is 236% in 1999; and the common stock will pay no dividends.

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

During 1997, the Company issued 51,429 warrants to an institutional lender in conjunction with a capital equipment leasing facility (Note 6). Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $2.63. In December of 1998 the Company reduced the exercise price to $0.50 as part of a debt forbearance agreement. The Company's stock has not closed at an amount greater than $.50 per share since the repricing date. The warrants expire on March 13, 2004. No discount was recorded for the value of the warrants because the amount was not material.

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

In March of 1999, Silicon Valley Bank was issued 93,024 warrants in conjunction with a credit agreement (Note 6). Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $0.27. The warrants expire on March 13, 2004. A discount of $26,047 was recorded for the value of the warrants.

In August 1999, the Company issued 150,508 warrants to an institutional lender as part of a debt forbearance agreement. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $0.09. Also in August of 1999 the Company reduced the exercise price to $0.09 on 40,000 of the 51,429 previously issued warrants as part of the debt forbearance agreement. The warrants expire on March 13, 2004. No discount was recorded for the value of the warrants because the amount was not material.

In February 2000 the Company reduced the exercise price from $.09 to $.0625 on the 150,508 warrants and 40,000 of the 51,429 warrants referred to above.
















The following is a summary of the activity for the period from inception:

                                                                   WARRANTS UNDER OPTIONS
                                                                   ----------------------

                                                                      Weighted Average
                                                  Exercise Price       Exercise Price
                                                     per Share           per Share                 Shares
                                                     ---------           ---------                 ------
  Conversion of BioQuant warrants                    $4.22                  $4.22                     74,083
  Granted                                            $5.70                  $5.70                     50,000
  Exercised                                            -                      -                         -
  Terminated                                           -                      -                         -
                                                  --------------         ----------            -------------

Warrants outstanding at June 30, 1996                $4.81                  $4.81                    124,083

  Granted                                         $2.63 - $12.00           $10.56                  2,171,429
  Exercised                                             -                     -                         -
  Terminated                                            -                     -                         -
                                                  --------------         ----------            -------------

Warrants outstanding at June 30, 1997             $2.63 - $12.00           $10.25                  2,295,512

  Granted                                         $3.10 - $3.31             $3.13                    115,094
  Exercised                                             -                     -                            -
  Terminated                                          $5.70                 $5.70                   (300,000)
                                                  --------------         ----------            -------------

Warrants outstanding at June 30, 1998             $2.63 - $12.00           $10.51                  2,110,606
                                                  ===============        ==========            =============
Granted                                           $0.34 - $0.27             $0.29                    138,024
Repriced - Old Price                                  $2.63                 $2.63                    (51,429)
Repriced - New Price                                  $0.50                 $0.50                     51,429
Exercised                                               -                     -                            -
Terminated                                           $12.00                $12.00                 (1,700,000)
                                                  --------------         ----------            -------------

Warrants outstanding at June 30, 1999             $0.27 - $5.70             $3.11                    548,630
                                                  ===============        ==========            =============

Granted                                           $0.09                     $0.09                    150,508
Repriced - Old Price                              $0.50                     $0.50                    (40,000)
Repriced - New Price                              $0.09                     $0.09                     40,000
Repriced - Old Price                              $0.09                     $0.09                   (190,508)
Repriced - New Price                              $0.0625                   $0.0625                  190,508
Exercised                                               -                     -                         -
Terminated                                              -                     -                         -
                                                  --------------         ----------            -------------

Warrants outstanding at June 30, 2000             $0.0625 - $5.70           $2.42                    699,138
                                                  ===============        ==========            =============


12. Earnings Per Share

As the Company had a net loss from continuing operations for 2000, 1999 and for the period from inception to June 30, 2000, basic and diluted net loss per share are the same.

Net loss applicable to common stockholders includes $248,000 in cumulative dividends on the convertible preferred stock during both years ended June 30, 2000 and 1999, and $1,937,500 for the non-cash imputed dividend related to the beneficial conversion feature on the convertible preferred stock and preferred stock option in the inception to date period. The beneficial conversion feature is computed as the difference between the quoted market price of a share of common stock on date of issue and the conversion price times all shares of preferred stock sold and under option. The imputed dividends are a non-cash one-time charge based on the immediate conversion feature.

Basic and diluted loss per common share for 2000, 1999 and for the period from inception to June 30, 2000 were calculated as follows:


                                                                For the Period
                                                                from Inception
                                      2000            1999      to June 30, 2000
                                  ------------    ------------    ------------
  Net Loss                        $   (914,666)   $ (6,069,035)   $(23,319,983)
  Preferred Stock cumulative
  dividend                            (248,000)       (248,000)       (566,093)
  Imputed dividend on Preferred
    Stock issued                          --              --        (1,156,250)
  Imputed  dividend on
    Preferred Stock
    Option Granted                        --              --          (781,250)
                                  ------------    ------------    ------------
  Net Loss available to common
    Shareholders                  $ (1,162,666)   $ (6,317,035)   $(25,823,526)
                                  ============    ============    ============
  Basic and diluted
   loss per share                 $       (.31)   $      (1.69)
                                  ============    ============

  Number of shares used in
   per-share calculation             3,810,171       3,735,003
                                  ============    ============


13.  Commitments and Contingencies

Operating Leases

The Company has entered into non-cancelable operating leases for office facilities. Under these leases, the Company is responsible for its proportionate share of real estate taxes, insurance and common area maintenance costs. Rent expense was $226,744 and $492,491 for the years ended June 30, 2000 and 1999, respectively, and $1,568,721 for the period from inception to June 30, 2000.

Future minimum lease payments are as follows:

             Year Ended June 30,
             -------------------
             2001                       $  251,912
             2002                          255,617
             2003                          259,312
             2004                          261,674
             2005                          234,483
             Thereafter                    536,484
                                        ----------
                                        $1,799,482
                                        ==========

Employment and Noncompetition Agreements

The Company has entered into employment and noncompetition agreements with four executives. These agreements expired during fiscal 1999. In July, 1998 an executive, who is covered by such agreements resigned. The Company incurred a severance liability of approximately $102,000 of which $45,000 is unpaid as of June 30, 2000.

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

On September 24, 1997 the Company received from the former manufacturer of SPINPRO(R) a demand for arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO(R). The former manufacturer is seeking damages of approximately $515,000. The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company. The Company is vigorously contesting such claims and has filed counterclaims against the former manufacturer. The Company has also filed for arbitration against a former vendor relating to SPINPRO(R), seeking damages for alleged breach of contract with respect to the manufacture of molds for SPINPRO(R) parts. No amounts have been accrued for this potential liability in the accompanying financial statements.

As previously reported, the landlord of the Company's previous office and laboratory space in Lake Forest, California was proceeding against the Company to cancel the lease. The landlord has obtained a judgment against the Company from Orange County Superior Court for approximately $150,000 related to the default on the lease. In addition, liabilities continue to accrue at about $13,000 per month until the space is leased. The total liability to the Company is estimated to be approximately $350,000, which has been accrued in the accompanying financial statements at June 30, 2000. The Company has been advised by Saigene Corporation ("Saigene"), the proposed purchaser of the Company's laboratory, that Saigene has purchased from the landlord of the Lake Forest property, for the sum of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company's laboratory assets to Saigene. However, it is unclear whether or not Saigene may re-assign such rights to the landlord if the sale of the laboratory assets to Saigene is not completed. In any event, Saigene, under the terms of the First Amendment to the Purchase Agreement, has agreed that Saigene will be responsible for satisfaction of such judgment and, therefore, the Company believes it would be entitled to seek recovery from Saigene for any costs or liabilities as a result of Saigene's failure to satisfy such claim.

Pending Transaction

In August of 1999, the Company announced the signing of a Letter of Intent to sell its Seattle laboratory business and assets to Saigene Corporation, a privately held company located in Redmond, Washington. In September 1999, the Company signed a Management Agreement with Saigene giving them operational control over the laboratory. In May 2000, the Company announced the signing of a Contract with Saigene Corporation to sell to Saigene all of the business and assets of the Company's Seattle laboratory for a total consideration of $4,000,000. Stockholder approval will be required to complete this transaction. The purchase price is comprised of the following: 1) $200,000 already advanced to support the operation of the laboratory under a Management Agreement with Saigene dated September 15, 1999; 2) The assumption of approximately $1,200,000 in debt; 3) $700,000 in cash; and, 4) A promissory note in connection with the redemption of $1,900,000 of Series A Convertible Preferred Stock. The Series A Preferred Stock will be returned to the Company. These amounts are subject to adjustment upon audit of funds advanced and the May 31, 2000 balance sheet of the laboratory operation. The cash portion of the purchase is payable as follows: 1) $50,000 which was paid upon signing; 2) $350,000 paid on June 15, 2000; and, 3) $300,000 placed into escrow on June 15, 2000 to be paid to the Company upon stockholder approval. The assumption of debt in the amount of $1,200,000 includes: $350,000 to settle the debt with the landlord of the Company's Lake Forest, California office and laboratory facility; $400,000 of equipment lease financing obligations with Transamerica; $140,000 of additional equipment leases; and accrued expenses and accounts payable of the laboratory.

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

Saigene failed to satisfy certain conditions relating to payments as required and defaulted on the Purchase Agreement and the Amendment. Saigene requested a further extension to January 20, 2001 to complete the Purchase Agreement and the Company and Saigene signed a Second Amendment to Agreement of Purchase and Sale of Assets, dated August 4, 2000 (the "Second Amendment").

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

Saigene failed to complete the Purchase Agreement on January 20, 2001 but has elected to extend the Closing Date on a month-by-month basis having made all required payments due through December 20, 2000 and all payments due from January 20, 2001 through June 20, 2001.

There can be no assurance that Saigene will be able to complete the Purchase Agreement as amended or consummate the transactions contemplated therein. Failure to complete this transaction would return operational control of the laboratory to the Company. While the laboratory would have less debt as a result of the Amendment, there can be no assurance that the Company will be financially capable of maintaining the laboratory operation and no assurance that another buyer could be found in a timely manner. This could force the Company to seek protection from creditors under the bankruptcy laws.

14. Related Party Transactions

The Company has entered into deferred compensation agreements with four of its senior executives. The agreements provide that a specified portion of their salaries be deferred until they elect to receive the deferred amount. Deferred compensation expense in connection with these agreements was $119,533 and 286,416 for the years ended June 30, 2000 and 1999, respectively, and $470,363 for the period from inception to June 30, 2000. In 1997, the liability for deferred compensation of $64,413 was converted to a promissory note bearing annual interest at 7% and is payable on demand. In 1999, the liability for deferred compensation of $198,583 was converted to a promissory note bearing annual interest at 7% and is payable on demand. This obligation is included with notes payable to related parties on the accompanying consolidated balance sheet. The Company has not made any interest payments since September of 1998. Deferred compensation of $207,367 to senior executives and other current & former employees was due as of June 30, 2000 and is not part of the above-mentioned notes payable.

The Company had entered into a contract for management and consulting services with a company owned by certain of the Company's stockholders. The Company incurred $186,000 for management and consulting services provided during the year ended June 30, 1996 and $300,098 for the period from inception to June 30, 2000. The liability for management consulting services under the contract of $187,000 was converted in 1997 to a promissory note bearing annual interest at 7% and is payable on demand. This obligation is included with notes payable to related parties on the accompanying consolidated balance sheet. The management contract was terminated effective June 28, 1996.

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

The Minnesota Mining and Manufacturing Company (3M), as a party in possession of secured property, has not informed the Company of its plans for the Sudormed assets. This includes the SkinPatch(TM) technology rights, which are part of the Company's OsteoPatch(TM) product. The Company had sought to reestablish certain rights to this technology in order to create additional value for the Company's other intellectual property related to the OsteoPatch(TM). Without an agreement with 3M, the Company's OsteoPatch(TM) assets may not have any value and the Company expensed all of these assets in March 1999. The amount of the write down was $2,078,000 (see Note 6).