Form 10QSB
period 2000-09-30
PACIFIC BIOMETRICS INC
filed 2001-06-29
CIK 1020475

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 2000
                              ----------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X) Registrant has failed to timely file periodic reports on Form 10-QSB for the period ended March 31, 2000, September 30, 2000, December 31, 2000, March 31, 2001 and Form 10-KSB for the period ended June 30, 2000. All of such reports have been filed concurrently with this report.

As of May 31, 2001 there were outstanding 3,810,171 shares of common stock.

Transitional Small Business Disclosure Format (check one) Yes ( )  No (X)

                            PACIFIC BIOMETRICS, INC.

                              INDEX TO FORM 10-QSB


PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1  - FINANCIAL STATEMENTS

Consolidated Balance Sheet.................................................   3

Consolidated Statements of Operations......................................   4

Condensed Consolidated Statements of Cash Flows............................   5

Notes to Consolidated Financial Statements.................................   6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................  11

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS.................................................  19

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.........................  20

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES...................................  20

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  20

ITEM 5 - OTHER INFORMATION.................................................  20

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..................................  20

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                     ASSETS
Current assets:
  Cash and cash equivalents                                            $       75,344
  Accounts receivable, net of allowance for doubtful
    accounts of $32,824                                                       187,888
  Other receivable                                                              4,521
  Prepaid expenses and other                                                    5,474
                                                                        --------------
    Total current assets                                                      273,227

Property and equipment, net                                                   209,742

Other assets:
  Restricted cash                                                              67,915
  Deposit and other                                                               750
                                                                        --------------
    Total assets                                                       $      551,634
                                                                        ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes payable to bank                                                $       58,888
  Notes payable to related parties                                            488,719
  Notes payable other                                                          18,017
  Accounts payable                                                            471,621
  Accrued liabilities                                                         979,545
  Dividends payable                                                           475,828
  Deferred compensation                                                       207,368
  Advances from customers                                                     196,121
  Technology licenses payable                                               2,244,040
  Capital lease obligations-current portion                                   438,425
                                                                        --------------
    Total current liabilities                                               5,578,572

Capital lease obligations - long term portion                                  65,800
                                                                        --------------
    Total liabilities                                                       5,644,372
                                                                        --------------
Stockholders' deficit:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
    1,550,000 shares issued and outstanding                                    15,500
  Common stock, $0.01 par value, 30,000,000 shares authorized,
    3,810,171 shares issued and outstanding                                    38,102
  Additional paid-in capital Preferred Stock                                5,000,966
  Additional paid-in capital Common Stock                                  13,370,624
  Deficit accumulated during the development stage                        (23,517,930)
                                                                        --------------
    Total stockholders' deficit                                            (5,092,738)
                                                                        --------------
    Total liabilities and stockholders' deficit                        $      551,634
                                                                        ==============

The accompanying notes are an integral part of these consolidated financial statements.


                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
              AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                                                           For the Period
                                                               Three Months Ended September 30             from Inception
                                                           -----------------------------------------     (December 1992) to
                                                                 2000                     1999            September 30,2000
                                                           ----------------        -----------------      -----------------
Revenues                                                    $      307,066          $       242,930        $    10,708,130
                                                           ----------------        -----------------      -----------------
Operating expenses:
  Laboratory expense and cost of goods sold                        231,499                  208,696              8,089,744
  Research and product development                                  12,474                   23,151              5,713,380
  Selling, general and administrative                              257,505                  349,013              9,940,909
  Purchased in-process research and development                          0                        0              6,373,884
  Amortization of intangible assets                                      0                        0              1,616,565
                                                           ----------------        -----------------      -----------------

    Total operating expenses                                       501,478                  580,860             31,734,481
                                                           ----------------        -----------------      -----------------
Operating loss                                                    (194,412)                (337,930)           (21,026,352)
                                                           ----------------        -----------------      -----------------
Other income (expense):
  Interest expense                                                 (21,121)                 (54,497)              (775,474)
  Interest income                                                      654                      512                320,008
  Write-off of intangible assets                                         0                        0             (2,078,100)
  Grant and other income                                            27,097                    8,840                 41,987
                                                           ----------------        -----------------      -----------------
                                                                     6,630                  (45,145)            (2,491,578)
                                                           ----------------        -----------------      -----------------

Net loss                                                    $     (187,782)         $      (383,075)       $   (23,517,930)
                                                           ================        =================      =================

Preferred stock dividend accrued                                   (62,000)                 (62,000)
                                                           ----------------        -----------------

Net loss applicable to common stockholders                  $     (249,782)         $      (445,075)
                                                           ================        =================

Basic and diluted loss per share                            $        (0.07)         $         (0.12)
                                                           ================        =================

Number of shares used in per-share calculation                   3,810,171                3,810,171
                                                           ================        =================

                  The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2000 AND 1999
     AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO SEPTEMBER 30, 2000


                                                             Three Months Ended          For the Period
                                                               September 30              from Inception
                                                            ------------------         (December 1992) to
                                                         2000              1999        September 30, 2000
                                                         ----              ----        ------------------
Cash (used) provided by operating activities          $  (28,870)       $   41,268          $ (9,525,162)

Cash provided (used) by investing activities                -                9,419              (245,160)

Cash provided by financing activities                     10,282            17,490             9,845,666
                                                     ----------------------------------------------------

Net Change in cash and cash equivalents                  (18,588)           68,177                75,344

Cash and cash equivalents, beginning of period            93,932            36,377                -
                                                     ----------------------------------------------------

Cash and cash equivalents, end of period              $   75,344        $  104,554              $ 75,344
                                                     ====================================================


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

Except for the revenues from laboratory services, nominal revenues have been generated from the Company's products. Consequently, the Company is a development stage enterprise. Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods.

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

In April 2000, the Company entered into an agreement to sell the laboratory business, the only source of revenue for the Company (see Note 5). Additionally, the Company's securities have been delisted from the Nasdaq Stock Market.

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

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence for the near term. These steps include significant reductions in expenses and staffing, suspension of research and development projects, attempts to license or sell SalivaSac(R) technology, renegotiations of contractual commitments, and a proposed sale of the Company's laboratory (see
Note 5).

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

4. EARNINGS PER SHARE

The Company's common stock equivalents are anti-dilutive for the three months ended September 30, 2000 and 1999, and therefore are not included in the fully diluted loss per share calculation for those periods.

Net loss applicable to common stockholders includes $62,000 in cumulative dividends on the convertible preferred stock for each of the periods ended September 30, 2000 and 1999.

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

The landlord of the Company's previous office and laboratory space in Lake Forest, California was proceeding against the Company to cancel the lease. The landlord has obtained a judgment against the Company from Orange County Superior Court for approximately $150,000 related to the default on the lease. In addition, liabilities continue to accrue at about $13,000 per month until the space is leased. The total liability to the Company is estimated to be approximately $350,000, which has been accrued in the accompanying financial statements. The Company has been advised by Saigene Corporation ("Saigene"), the proposed purchaser of the Company's laboratory, that Saigene has purchased from the landlord of the Lake Forest property, for the sum of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company's laboratory assets to Saigene. However, it is unclear whether or not Saigene may re-assign such rights to the landlord if the sale of the laboratory assets to Saigene is not completed. In any event, Saigene, under the terms of the Purchase Agreement (see Pending Transactions below), has agreed that Saigene will be responsible for satisfaction of such judgment and, therefore, the Company believes it would be entitled to seek recovery from Saigene for any costs or liabilities as a result of Saigene's failure to satisfy such claim.

Pending Transactions

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the preceding consolidated financial statements and notes in this Form 10-QSB and in conjunction with the financial statements and notes thereto for the year ended June 30, 2000 included in the Company's Annual Report on Form 10-KSB.

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

PBI is a development stage company that provides specialty reference laboratory services to the pharmaceutical and diagnostics industries. The Company's specialty reference laboratory is under contract to be sold to Saigene Corporation ("Saigene") for a total consideration of $4,000,000. PBI and Saigene have also entered into a Management Agreement in which Saigene provides day-to-day management of the laboratory. The Company had previously been engaged in the development and commercialization of non-invasive diagnostics to improve the detection and management of chronic diseases, which commercialization efforts have been terminated due to the Company's inability to obtain FDA approval for its OsteoPatch(TM) product and lack of necessary funding. The Company has developed two patented technologies that permit the use of sweat and saliva as diagnostic fluids.

Expenses consist, and are expected to continue to consist, primarily of operating expenses necessary for the laboratory operations. In addition, the Company maintains a small corporate office in Mission Viejo, California.

As of September 30, 2000, the Company had an accumulated deficit since inception of $23,517,930 which included a one-time charge of $6,373,884 for the value of purchased research and development expenses relating to the Company's merger with BioQuant and a one-time charge of $428,368 relating to a prior merger involving PBI-WA in 1995.

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

RESULTS OF OPERATIONS:

Comparison of the three month periods ended September 30, 2000 and 1999:

------------------------------------------------------------------------------------------------------------
           Rounded to Nearest         Three                  Comments on increase or decrease from
            Thousand Dollars         Months                              Prior period
------------------------------------------------------------------------------------------------------------

Revenues
------------------------------------------
Ended 9/30/2000                       $307   Revenue has increased due to a higher level of contract
------------------------------------------   research work performed by the laboratory.
Ended 9/30/1999                       $243
------------------------------------------
$ variance                             $64
------------------------------------------
% variance                             26%
------------------------------------------

Laboratory expenses and cost of sales:
------------------------------------------
Ended 9/30/2000                       $231   Laboratory expenses have increased in amount due to expenses
------------------------------------------   relating to higher sales volume, and have declined as a
Ended 9/30/1999                       $209   percent of revenues due to cost reductions.
------------------------------------------
$ variance                             $22
------------------------------------------
% variance                             11%
------------------------------------------

Research and product development:
------------------------------------------
Ended 9/30/2000                        $12   Research and development has declined due to termination of
------------------------------------------   projects due to lack of funding.
Ended 9/30/1999                        $23
------------------------------------------
$ variance                           ($11)
------------------------------------------
% variance                            -48%
------------------------------------------

Selling, general and administration expenses:
------------------------------------------
Ended 9/30/2000                       $258   Selling, general and administrative expenses have declined due
------------------------------------------   to cost reductions.
Ended 9/30/1999                       $349
------------------------------------------
$ variance                           ($91)
------------------------------------------
% variance                            -26%
------------------------------------------

Total other income (expense):
------------------------------------------
Ended 9/30/2000                         $7   Net other income has increased due to a decrease in interest
------------------------------------------   expense, and to recognition of income relating to postponement
Ended 9/30/1999                      ($45)   of the Saigene laboratory purchase.
------------------------------------------
$ variance                             $52
------------------------------------------
% variance                            116%
------------------------------------------

Net loss:
------------------------------------------
Ended 9/30/2000                     ($188)   The reduction in the net loss is attributed to increased
------------------------------------------   revenue and the reduction in selling, general and
Ended 9/30/1999                     ($383)   administrative expense as a result of cost reductions.
------------------------------------------
$ variance                            $195
------------------------------------------
% variance                             51%
------------------------------------------

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

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and similar events. The Preferred Stock provides for a cumulative cash dividend payable quarterly in arrears at an annual rate of 8%. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which the Preferred Stock is convertible. To date, no such efforts have been undertaken. The Company is not current on dividend payments and as of September 30, 2000 approximately $476,000 in dividends have been accrued, and approximately $600,000 in dividends have been accrued through March 31, 2001.

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

In April of 1999 the Company and its subsidiaries entered into a Accounts Receivable Factoring Agreement (the "Factoring Agreement") with Silicon Valley Bank (the "Bank"). The Company issued 93,024 warrants to the Bank as part of this agreement. The Company has been factoring the majority of the accounts receivable from laboratory operations to provide the Company with working capital to meet laboratory operations obligations and to maintain minimal corporate operations. Under the terms of this agreement, the Bank will advance 80% of accepted receivables and charge the Company an administrative fee of .75% and an annualized rate of 21% on outstanding balances. Amounts outstanding as of September 30, 2000 were $58,888.

OPERATIONS
----------

As of September 30, 2000, the Company had cash and cash equivalents of $75,344. In addition, the Company's current liabilities exceeded its current assets. During the quarter ended September 30, 2000, the Company's cash and cash equivalents declined by $18,588 from the prior quarter, primarily due to an increase in borrowings from the notes payable to bank for accounts receivable factoring.

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

In December 1998, the Company failed to make a payment of $1.6 million to Sudormed Inc. ("Sudormed"), the licensor of the patch technology relating to the SweatPatch(TM) and OsteoPatch(TM), resulting in a default under both the License Agreement and the Supply Agreement with Sudormed. Sudormed terminated the License Agreement in May 1999 for failure to make required payments. The License Agreement permits the Company to retain full license rights as long as the Company has inventory of patches. As of March 31, 2001 the Company had approximately 80,000 patches in inventory. All investments in SweatPatch(TM) technology, including the OsteoPatch(TM) and inventory, were expensed in March 1999.

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

The landlord of the Company's previous office and laboratory space in Lake Forest, California cancelled the lease. The landlord also obtained a judgment against the Company from Orange County Superior Court for approximately $150,000 related to the default on the lease. In addition, liabilities continued to accrue at about $13,000 per month until the space was leased. The total liability to the Company is estimated to be approximately $350,000. The Company has been advised by Saigene that Saigene has purchased from the landlord of the Lake Forest property, for the sum of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company's laboratory assets to Saigene. However, it is unclear whether or not Saigene may re-assign such rights to the landlord if the sale of the laboratory assets to Saigene is not completed. In any event, Saigene, under the terms of the First Amendment, has agreed that Saigene will be responsible for satisfaction of such judgment and, therefore, the Company believes it would be entitled to seek recovery from Saigene for any costs or liabilities as a result of Saigene's failure to satisfy such claim. While the laboratory would have less debt as a result of the Purchase Agreement, the Company will not be financially capable of maintaining the laboratory operations and there can be no assurance that another buyer could be found in a timely manner. This could force the Company to seek protection from creditors under the bankruptcy laws.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable.

ITEM 5 - OTHER INFORMATION - Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

     None.

     (b) The following current reports on Form 8-K were filed during and subsequent to the quarter ended September 30, 2000:

         (i) Current Report on Form 8-K filed with the Commission on August 9, 2000 under Item 5 disclosing a second amendment to the Purchase Agreement with Saigene.

         (ii) Current Report on Form 8-K filed with the Commission on October 10, 2000 under Item 5 disclosing failure to file Form 10-QSB for the period ended March 31, 2000 and Form 10-KSB for the year ended June 30, 2000.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 29, 2001

\s\ Paul G. Kanan                            President, Chief Executive
-------------------------                    Officer, Acting Principal Financial
Paul G. Kanan                                and Accounting Officer