Form 10QSB
period 2000-12-31
PACIFIC BIOMETRICS INC
filed 2001-06-29
CIK 1020475

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[  X  ]   QUARTERLY REPORT SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      DECEMBER 31, 2000


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

Condensed Consolidated Statements of Cash Flows............................. 6

Notes to Consolidated Financial Statements.................................. 8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS................................................... 13

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS................................................. 21

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS......................... 22

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES................................... 22

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS............................................. 22

ITEM 5 - OTHER
INFORMATION................................................................ 22

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.................................. 22

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000
                                   (UNAUDITED)


                                     ASSETS

Current assets:
    Cash and cash equivalents                                                $            97,270
    Accounts receivable, net of allowance for doubtful
          accounts of $32,824                                                            285,293
    Other receivable                                                                      25,582
    Prepaid expenses and other                                                            17,889
                                                                               ------------------
          Total current assets                                                           426,034

Property and equipment, net                                                              171,156

Other assets:
    Restricted cash                                                                       68,378
    Deposit and other                                                                        500
                                                                               ------------------
          Total assets                                                       $           666,068
                                                                               ==================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Notes payable to bank                                                    $            91,412
    Notes payable to related parties                                                     496,013
    Notes payable other                                                                   18,467
    Accounts payable                                                                     482,036
    Accrued liabilities                                                                  979,100
    Dividends payable                                                                    537,828
    Deferred compensation                                                                207,368
    Advances from customers                                                              199,993
    Technology licenses payable                                                        2,244,040
    Capital lease obligations-current portion                                            434,726
                                                                               ------------------
          Total current liabilities                                                    5,690,983

Capital lease obligations - long term portion                                             57,695
                                                                               ------------------
          Total liabilities                                                            5,748,678
                                                                               ------------------

Stockholders' deficit:
    Preferred stock, $0.01 par value, 5,000,000 shares
          authorized, 1,550,000 shares issued and outstanding                             15,500
    Common stock, $0.01 par value, 30,000,000 shares
          authorized, 3,810,171 shares issued and outstanding                             38,102
    Additional paid-in capital Preferred Stock                                         5,000,966
    Additional paid-in capital Common Stock                                           13,308,624
    Deficit accumulated during the development stage                                 (23,445,802)
                                                                               ------------------
          Total stockholders' deficit                                                 (5,082,610)
                                                                               ------------------
          Total liabilities and stockholders' deficit                        $           666,068
                                                                               ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                  Three Month Period Ended December 31
                                                                              ---------------------------------------------
                                                                                    2000                       1999
                                                                              ------------------        -------------------
                                                                                                            (restated)

          Revenues                                                              $       523,169           $        268,486
                                                                              ------------------        -------------------

          Operating expenses:
              Laboratory expense and cost of goods sold                                 229,907                    202,799
              Research and product development                                           10,657                      4,232
              Selling, general and administrative                                       237,010                    265,623
                                                                              ------------------        -------------------

                    Total operating expenses                                            477,574                    472,654
                                                                              ------------------        -------------------

          Operating income (loss)                                                        45,595                   (204,168)
                                                                              ------------------        -------------------

          Other income (expense):
              Interest expense                                                           (6,733)                   (67,754)
              Interest income                                                               476                        525
              Grant and other income                                                     32,790                     54,295
                                                                              ------------------        -------------------
                                                                                         26,533                    (12,934)
                                                                              ------------------        -------------------

          Net income (loss)                                                     $        72,128           $       (217,102)
                                                                              ==================        ===================

          Preferred stock dividend accrued                                              (62,000)                   (62,000)
                                                                              ------------------        -------------------

          Net income (loss) applicable to common stockholders                   $        10,128           $       (279,102)
                                                                              ==================        ===================

          Basic income (loss) per share                                         $          0.00           $          (0.07)
                                                                              ==================        ===================

          Fully diluted income (loss) per share                                 $          0.00           $          (0.07)
                                                                              ==================        ===================

          Number of shares used in basic per-share calculation                        3,810,171                  3,810,171
                                                                              ==================        ===================

          Number of shares used in fully diluted per-share calculation                4,783,071                  3,810,171
                                                                              ==================        ===================

                   The accompanying notes are an integral part of these consolidated financial statements.

                           PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTH
                    PERIODS ENDED DECEMBER 31, 2000 AND 1999
     AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO DECEMBER 31, 2000
                                   (UNAUDITED)


                                                                                                             For the Period
                                                                   Six Months Ended December 31              from Inception
                                                               --------------------------------------      (December 1992) to
                                                                    2000                   1999             December 31,2000
                                                               ---------------        ---------------     ---------------------
     Revenues                                                   $     830,235          $     511,416         $      11,231,299
                                                               ---------------        ---------------     ---------------------

     Operating expenses:
         Laboratory expense and cost of goods sold                    461,406                411,495                 8,319,651
         Research and product development                              23,131                 27,383                 5,724,037
         Selling, general and administrative                          494,515                614,636                10,177,919
         Purchased in-process research and development                      0                      0                 6,373,884
         Amortization of intangible assets                                  0                      0                 1,616,565
                                                               ---------------        ---------------     ---------------------
               Total operating expenses                               979,052              1,053,514                32,212,055
                                                               ---------------        ---------------     ---------------------
     Operating loss                                                  (148,817)              (542,098)              (20,980,757)
                                                               ---------------        ---------------     ---------------------

     Other income (expense):
         Interest expense                                             (27,854)               (84,250)                 (782,207)
         Interest income                                                1,130                  1,037                   320,484
         Write-off of intangible assets                                     0                      0                (2,078,100)
         Grant and other income                                        59,887                 63,135                    74,777
                                                               ---------------        ---------------     ---------------------
                                                                       33,163                (20,078)               (2,465,045)
                                                               ---------------        ---------------     ---------------------
     Net loss                                                   $    (115,654)         $    (562,176)        $     (23,445,802)
                                                               ===============        ===============     =====================
     Preferred stock dividend accrued                                (124,000)              (124,000)
                                                               ---------------        ---------------

     Net loss applicable to common stockholders                 $    (239,654)         $    (686,176)
                                                               ===============        ===============

     Basic and diluted loss per share                           $       (0.06)         $       (0.18)
                                                               ===============        ===============

     Number of shares used in per-share calculation                 3,810,171              3,810,171
                                                               ===============        ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999




                                                                              Three Months Ended
                                                                                  December 31
                                                                     ------------------------------------
                                                                           2000               1999
                                                                           ----               ----
Cash used by operating activities                                       $      (2,019)      $   (306,253)

Cash used by investing activities                                                   -            (16,200)

Cash provided by financing activities                                          23,945            248,243
                                                                     ---------------------------------------

Net Change in cash and cash equivalents                                        21,926            (74,210)

Cash and cash equivalents, beginning of period                                 75,344            104,555
                                                                     ---------------------------------------

Cash and cash equivalents, end of period                                $      97,270       $     30,345
                                                                     =======================================

                   The accompanying notes are an integral part of these consolidated financial statements.

                       PACIFIC BIOMETRICS, INC.
                (A COMPANY IN THE DEVELOPMENT STAGE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999
        AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO DECEMBER 31, 2000



                                                                               Six Months Ended                For the Period
                                                                                 December 31                   from Inception
                                                                     ------------------------------------    (December 1992) to
                                                                           2000               1999            December 31, 2000
                                                                           ----               ----            -----------------
Cash used by operating activities                                        $    (30,889)      $   (298,690)        $     (9,527,181)

Cash used by investing activities                                                   -             (6,781)                (245,160)

Cash provided by financing activities                                          34,227            299,439                9,869,611
                                                                     -------------------------------------------------------------

Net Change in cash and cash equivalents                                         3,338             (6,032)                  97,270

Cash and cash equivalents, beginning of period                                 93,932             36,377                        -
                                                                     -------------------------------------------------------------

Cash and cash equivalents, end of period                                 $     97,270       $     30,345         $         97,270
                                                                     =============================================================

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

4.  EARNINGS PER SHARE

Net loss applicable to common stockholders includes $124,000 in cumulative dividends on the convertible preferred stock for each of the six month periods ended December 31, 2000 and 1999.

For the three months ended December 31, 2000 and 1999, the weighted average number of shares used to compute basic earnings per share was 3,810,171. On a diluted basis, and giving full effect to exercisable stock options and warrants, the weighted average number of shares used to compute earnings per share was 4,783,071 for the three months ended December 31, 2000. The Company's common stock equivalents are anti-dilutive for the three months ended December 31, 1999, and therefore are not included in the fully diluted loss per share calculation for that period.

For the six months ended December 31, 2000 and 1999, the weighted average number of shares used to compute both basic and fully diluted earnings per share was 3,810,171. The Company's common stock equivalents are anti-dilutive for the six months ended December 31, 2000 and 1999, and therefore are not included in the fully diluted loss per share calculation for those periods.

5.  RESTATEMENT OF PRIOR PERIOD

For the three months ended December 31, 1999, the Consolidated Statement of Operations has been restated from the originally reported numbers for a calculation error as follows:

                                            Originally                Difference        Restated Amounts
                                             Reported                 ----------        ----------------
                                            ----------
Revenues                                     $   268,486                                     $   268,486
Operating expenses                               472,654                                         472,654
                                             -----------                                    ------------
Operating loss                                 (204,168)                                       (204,168)
                                             -----------                                    ------------

Other income (expense):
     Interest expense                             (29,754)             $(38,000)                 (67,754)
     Interest income                                  525                                            525
     Grant and other income                        54,295                                         54,295
                                             ------------                                    -----------
     Total other income (expense)                  25,066               (38,000)                 (12,934)
                                             ------------                                    ------------

Net loss                                         (179,102)              (38,000)                (217,102)
Preferred stock dividend accrued                  (62,000)                                       (62,000)
                                             ------------                                    -----------

Net loss applicable to common
     stockholders                              $ (241,102)             $(38,000)              $ (279,102)
                                              ===========                                    ===========

Basic and dilited net loss per share                $ (.06)               $(.01)                  $ (.07)
                                                    ======                                        ======

Number of shares used in
     per-share calculation                       3,810,171                                     3,810,171
                                                 =========                                     =========

6.  COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2000, the Company had an accumulated deficit since inception of $23,445,802 which included a one-time charge of $6,373,884 for the value of purchased research and development expenses relating to the Company's merger with BioQuant and a one-time charge of $428,368 relating to a prior merger involving PBI-WA in 1995.

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

RESULTS OF OPERATIONS:

Comparison of the three and six month periods ended December 31, 2000 and 1999:

------------------------------------------------------------------------------------------------------------------------
     Rounded to Nearest          Three        Six                   Comments on increase or decrease from
      Thousand Dollars          Months      Months                              Prior period
------------------------------------------------------------------------------------------------------------------------
Revenues
------------------------------------------------------
Ended 12/31/2000                     $523        $830 Revenue  has  increased  due  to a  higher  level  of  contract
----------------------------------------------------- research work performed by the laboratory.
Ended 12/31/1999                     $268        $511
------------------------------------------------------
$ variance                           $255        $319
------------------------------------------------------
% variance                            95%         62%
------------------------------------------------------

Laboratory expenses and cost of sales:
------------------------------------------------------
Ended 12/31/2000                     $230        $461 Laboratory expenses and cost of sales have increased in amount
----------------------------------------------------- due to expenses relating to higher sales volume, and have
Ended 12/31/1999                     $203        $411 declined as a percent of revenues due to cost reductions.
------------------------------------------------------
$ variance                            $27         $50
------------------------------------------------------
% variance                             13%         12%
------------------------------------------------------

Research and product development:
------------------------------------------------------
Ended 12/31/2000                      $11         $23 Research  and  development  operations  have  been  reduced  to
------------------------------------------------------insignificant levels due to lack of funding.
Ended 12/31/1999                       $4         $27
------------------------------------------------------
$ variance                             $7        ($4)
------------------------------------------------------
% variance                           175%        -15%
------------------------------------------------------

Selling, general and administration expenses:
------------------------------------------------------
Ended 12/31/2000                     $237        $495 Selling,  general and  administrative  expenses have declined due
------------------------------------------------------to cost reductions.
Ended 12/31/1999                     $266        $615
------------------------------------------------------
$ variance                          ($29)      ($120)
------------------------------------------------------
% variance                           -11%        -20%
------------------------------------------------------

Total other income (expense):
------------------------------------------------------
Ended 12/31/2000                      $27         $33 Net other income has increased due to a decrease in interest
------------------------------------------------------expense, and to recognition of income  relating to postponement
Ended 12/31/1999                     ($13)       ($20)of the Saigene laboratory purchase.
------------------------------------------------------
$ variance                            $40         $53
------------------------------------------------------
% variance                           308%        265%
------------------------------------------------------

Net income (loss):
------------------------------------------------------
Ended 12/31/2000                      $72      ($116) The reduction in the net loss is attributed to increased
------------------------------------------------------revenue and the reduction in selling, general and
Ended 12/31/1999                    ($217)     ($562) administrative expense as a result of cost reductions.
------------------------------------------------------
$ variance                           $289        $446
------------------------------------------------------
% variance                           133%         79%
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

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and similar events. The Preferred Stock provides for a cumulative cash dividend payable quarterly in arrears at an annual rate of 8%. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which the Preferred Stock is convertible. To date, no such efforts have been undertaken. The Company is not current on dividend payments and as of December 31, 2000 approximately $538,000 in dividends have been accrued, and approximately $600,000 in dividends have been accrued through March 31, 2001.

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

In April of 1999 the Company and its subsidiaries entered into a Accounts Receivable Factoring Agreement (the "Factoring Agreement") with Silicon Valley Bank (the "Bank"). The Company issued 93,024 warrants to the Bank as part of this agreement. The Company has been factoring the majority of the accounts receivable from laboratory operations to provide the Company with working capital to meet laboratory operations obligations and to maintain minimal corporate operations. Under the terms of this agreement, the Bank will advance 80% of accepted receivables and charge the Company an administrative fee of .75% and an annualized rate of 21% on outstanding balances. Amounts outstanding as of December 31, 2000 were $91,412.

OPERATIONS
----------

As of December 31, 2000, the Company had cash and cash equivalents of $97,270. In addition, the Company's current liabilities exceeded its current assets. During the quarter ended December 31, 2000, the Company's cash and cash equivalents increased by $21,926 over the prior quarter primarily due to increased borrowings from the bank on factored accounts receivable.

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

In December 1998, the Company failed to make a payment of $1.6 million to Sudormed Inc. ("Sudormed"), the licensor of the patch technology relating to the SweatPatch(TM) and OsteoPatch(TM), resulting in a default under boty the License Agreement and the Supply Agreement with Sudormed. Sudormed terminated the License Agreement in May 1999 for failure to make required payments. The License Agreement permits the Company to retain full license rights as long as the Company has inventory of patches. As of March 31, 2001 the Company had approximately 80,000 patches in inventory. All investments in SweatPatch(TM) technology, including the OsteoPatch(TM) and inventory, were expensed in March 1999.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable.

ITEM 5 - OTHER INFORMATION - Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K (a) Exhibits:

                  None.

       (b) The following current reports on Form 8-K were filed during and subsequent to the quarter ended December 31, 2000:

          (i) Current Report on Form 8-K filed with the Commission on October 10, 2000 under Item 5 disclosing failure to file Form 10-QSB for the period ended March 31, 2000 and Form 10-KSB for the year ended June 30, 2000.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:    June 29, 2001

 \s\ Paul G. Kanan                           President, Chief Executive
-------------------------------              Officer, Acting Principal Financial
Paul G. Kanan                                and Accounting Officer