Form 10QSB
period 2001-03-31
PACIFIC BIOMETRICS INC
filed 2001-06-29
CIK 1020475

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     MARCH 31, 2001
                                -----------------

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

Consolidated Balance Sheet...................................................3

Consolidated Statements of Operations........................................4

Condensed Consolidated Statements of Cash Flows..............................6

Notes to Consolidated Financial Statements...................................8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS.......................................................12

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS..................................................20

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS..........................21

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES....................................21

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS.................................................21

ITEM 5 - OTHER INFORMATION..................................................21

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...................................21

                            PACIFIC BIOMETRICS, INC.
                      (a company in the development stage)
                           CONSOLIDATED BALANCE SHEET
                                  March 31,2001
                                   (unaudited)

                                     ASSETS
Current assets:
    Cash and cash equivalents                                                  $    113,940
    Accounts receivable, net of allowance for doubtful
          accounts of $32,824                                                       393,072
    Prepaid expenses and other                                                       17,889
                                                                               ------------
          Total current assets                                                      524,901

Property and equipment, net                                                         139,325

Other assets:
    Restricted cash                                                                  68,836
    Deposit and other                                                                   250
                                                                               ------------
          Total assets                                                         $    733,312
                                                                               ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Notes payable to bank                                                      $    135,540
    Notes payable to related parties                                                503,308
    Notes payable other                                                              18,917
    Accounts payable                                                                474,600
    Accrued liabilities                                                             985,899
    Dividends payable                                                               599,828
    Deferred compensation                                                           207,368
    Advances from customers                                                         132,061
    Technology licenses payable                                                   2,244,040
    Capital lease obligations-current portion                                       438,136
                                                                               ------------
          Total current liabilities                                               5,739,697

Capital lease obligations - long term portion                                        55,373
                                                                               ------------
          Total liabilities                                                       5,795,070
                                                                               ------------

Stockholders' deficit:
    Preferred stock, $0.01 par value, 5,000,000 shares
          authorized, 1,550,000 shares issued and outstanding                        15,500
    Common stock, $0.01 par value, 30,000,000 shares
          authorized, 3,810,171 shares issued and outstanding                        38,102
    Additional paid-in capital Preferred Stock                                    5,000,966
    Additional paid-in capital Common Stock                                      13,246,624
    Deficit accumulated during the development stage                            (23,362,950)
                                                                               ------------
          Total stockholders' deficit                                            (5,061,758)
                                                                               ------------
          Total liabilities and stockholders' deficit                          $    733,312
                                                                               ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                   Three Month Period
                                                                     Ended March 31
                                                               --------------------------
                                                                  2001           2000
                                                               -----------    -----------
Revenues                                                       $   552,300    $   560,571
                                                               -----------    -----------
Operating expenses:
    Laboratory expense and cost of goods sold                      234,524        303,357
    Research and product development                                 5,214         25,049
    Selling, general and administrative                            258,405        176,589
                                                               -----------    -----------

          Total operating expenses                                 498,143        504,995
                                                               -----------    -----------

Operating income                                                    54,157         55,576
                                                               -----------    -----------
Other income (expense):
    Interest expense                                               (19,754)       (56,540)
    Interest income                                                    466            532
    Grant and other income                                          47,983        (16,049)
                                                               -----------    -----------
                                                                    28,695        (72,057)
                                                               -----------    -----------

Net income (loss)                                              $    82,852    $   (16,481)
                                                               ===========    ===========

Preferred stock dividend accrued                                   (62,000)       (62,000)
                                                               -----------    -----------

Net income (loss) applicable to common stockholders            $    20,852    $   (78,481)
                                                               ===========    ===========

Basic and diluted income (loss) per share                      $      0.01    $     (0.02)
                                                               ===========    ===========

Fully diluted income (loss) per share                          $      0.00    $     (0.02)
                                                               ===========    ===========

Number of shares used in basic per-share calculation             3,810,171      3,810,171
                                                               ===========    ===========

Number of shares used in fully diluted per-share calculation     4,783,071      3,810,171
                                                               ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
       AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO MARCH 31,2001
                                   (UNAUDITED)

                                                                                   For the Period
                                                     Nine Months Ended March 31    from Inception
                                                    ---------------------------- (December 1992) to
                                                        2001           2000         March 31,2001
                                                    ------------    ------------    ------------
Revenues                                            $  1,382,535    $  1,071,987    $ 11,783,599
                                                    ------------    ------------    ------------

Operating expenses:
    Laboratory expense and cost of goods sold            695,930         714,852       8,554,175
    Research and product development                      28,345          52,431       5,729,251
    Selling, general and administrative                  752,920         791,226      10,436,324
    Purchased in-process research and development              0               0       6,373,884
    Amortization of intangible assets                          0               0       1,616,565
                                                    ------------    ------------    ------------

          Total operating expenses                     1,477,195       1,558,509      32,710,198
                                                    ------------    ------------    ------------

Operating loss                                           (94,660)       (486,522)    (20,926,600)
                                                    ------------    ------------    ------------

Other income (expense):
    Interest expense                                     (47,608)       (140,790)       (801,961)
    Interest income                                        1,596           1,569         320,950
    Write-off of intangible assets                             0               0      (2,078,100)
    Grant and other income                               107,870          47,086         122,760
                                                    ------------    ------------    ------------
                                                          61,858         (92,135)     (2,436,350)
                                                    ------------    ------------    ------------

Net loss                                            $    (32,802)   $   (578,657)   $(23,362,950)
                                                    ============    ============    ============

Preferred stock dividend accrued                        (186,000)       (186,000)
                                                    ------------    ------------

Net loss applicable to common stockholders          $   (218,802)   $   (764,657)
                                                    ============    ============

Basic and diluted loss per share                    $      (0.06)   $      (0.20)
                                                    ============    ============

Number of shares used in per-share calculation         3,810,171       3,810,171
                                                    ============    ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (a company in the development stage)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Month Periods Ended March 31, 2001

                                                    Three Months Ended
                                                         March 31
                                                 ------------------------
                                                    2001           2000
                                                    ----           ----
Cash (used) provided by operating activities     $(153,636)     $ 358,712
                                                 ------------------------

Cash used by investing activities                     --           (4,419)

Cash provided (used) by financing activities       170,306       (347,616)
                                                 ------------------------

Net Change in cash and cash equivalents             16,670          6,677

Cash and cash equivalents, beginning of period      97,270         30,345
                                                 ------------------------

Cash and cash equivalents, end of period         $ 113,940      $  37,022
                                                 ========================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (a company in the development stage)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Nine Month Periods Ended March 31, 2001 and 2000
       and For the Period from Inception (December 1992) to March 31, 2001


                                                       Nine Months Ended            For the Period
                                                            March 31                from Inception
                                                 ------------------------------    (December 1992) to
                                                      2001            2000           March 31,2001
                                                      ----            ----           -------------
Cash (used) provided by operating activities     $   (184,525)   $     60,022        $ (9,680,817)

Cash used by investing activities                        --           (11,200)           (245,160)

Cash provided (used) by financing activities          204,533         (48,177)         10,039,917
                                                 -------------------------------------------------

Net Change in cash and cash equivalents                20,008             645             113,940

Cash and cash equivalents, beginning of period         93,932          36,377                --
                                                 -------------------------------------------------

Cash and cash equivalents, end of period         $    113,940    $     37,022        $    113,940
                                                 =================================================


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

4. EARNINGS PER SHARE

Net loss applicable to common stockholders includes $186,000 in cumulative dividends on the convertible preferred stock for each of the six month periods ended March 31, 2001 and 2000.

For the three months ended March 31, 2001 and 2000, the weighted average number of shares used to compute basic earnings per share was 3,810,171. On a diluted basis, and giving full effect to exercisable stock options and warrants, the weighted average number of shares used to compute earnings per share was 4,783,071 for the three months ended March 31, 2001. The Company's common stock equivalents are anti-dilutive for the three months ended March 31, 2000, and therefore are not included in the fully diluted loss per share calculation for that period.

For the nine months ended March 31, 2001 and 2000, the weighted average number of shares used to compute both basic and fully diluted earnings per share was 3,810,171. The Company's common stock equivalents are anti-dilutive for the nine months ended March 31, 2001 and 2000, and therefore are not included in the fully diluted loss per share calculation for those periods.

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

As of March 31, 2001, the Company had an accumulated deficit since inception of $23,362,950 which included a one-time charge of $6,373,884 for the value of purchased research and development expenses relating to the Company's merger with BioQuant and a one-time charge of $428,368 relating to a prior merger involving PBI-WA in 1995.

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

RESULTS OF OPERATIONS:

Comparison of the three and nine month periods ended March 31, 2001 and 2000:


------------------------------------------------------------------------------------------------------------------------
     Rounded to Nearest          Three       Nine                   Comments on increase or decrease from
      Thousand Dollars          Months      Months                              Prior period
------------------------------------------------------------------------------------------------------------------------

Revenues
------------------------------------------------------
Ended 3/31/2001                  $552       $1,383      Revenue has increased for the nine month period due to a higher
------------------------------------------------------  level of contract research work performed by the laboratory.
Ended 3/31/2000                  $561       $1,072      Revenue for the three month period is comparable to prior year.
------------------------------------------------------
$ variance                        ($9)        $311
------------------------------------------------------
% variance                         -2%          29%
------------------------------------------------------


Laboratory expenses and cost of sales:
------------------------------------------------------
Ended 3/31/2001                  $235         $696      Laboratory  expenses  and cost of sales have  decreased  due to
------------------------------------------------------  cost reductions.
Ended 3/31/2000                  $303         $715
------------------------------------------------------
$ variance                       ($68)        ($19)
------------------------------------------------------
% variance                        -22%          -3%
------------------------------------------------------


Research and product development:
------------------------------------------------------
Ended 3/31/2001                    $5          $28      Research and development operations have decreased to
------------------------------------------------------  insignificant levels due to lack of funding.
Ended 3/31/2000                   $25          $52
------------------------------------------------------
$ variance                       ($20)        ($24)
------------------------------------------------------
% variance                        -80%         -46%
------------------------------------------------------


Selling, general and administration expenses:
------------------------------------------------------
Ended 3/31/2001                  $258         $753      Selling, general and administrative expenses have decreased
------------------------------------------------------  for the nine month period due to cost reductions. For the three
Ended 3/31/2000                  $177         $791      month period the increase is due to lower expenses in 2000 as
------------------------------------------------------  a result of reversal of certain expenses accrued in prior
$ variance                        $81         ($38)     periods.
------------------------------------------------------
% variance                         46%          -5%
------------------------------------------------------


Total other income (expense):
------------------------------------------------------
Ended 3/31/2001                   $29          $62      Net other income has increased due to a decrease in interest
------------------------------------------------------  expense, and to recognition of income relating to postponement
Ended 3/31/2000                  ($72)        ($92)     of the Saigene laboratory purchase.
------------------------------------------------------
$ variance                       $101         $154
------------------------------------------------------
% variance                        140%         167%
------------------------------------------------------


Net income (loss):
------------------------------------------------------
Ended 3/31/2001                   $83         ($33)     The reduction in the net loss is attributed to increased
------------------------------------------------------  revenue, the reduction in selling, general and administrative
Ended 3/31/2000                  ($16)       ($579)     expense as a result of cost reductions, and to the increase in
------------------------------------------------------  other income.
$ variance                        $99         $546
------------------------------------------------------
% variance                        619%          94%
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

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and similar events. The Preferred Stock provides for a cumulative cash dividend payable quarterly in arrears at an annual rate of 8%. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which the Preferred Stock is convertible. To date, no such efforts have been undertaken. The Company is not current on dividend payments and as of March 31, 2001 approximately $600,000 in dividends have been accrued.

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

In April of 1999 the Company and its subsidiaries entered into a Accounts Receivable Factoring Agreement (the "Factoring Agreement") with Silicon Valley Bank (the "Bank"). The Company issued 93,024 warrants to the Bank as part of this agreement. The Company has been factoring the majority of the accounts receivable from laboratory operations to provide the Company with working capital to meet laboratory operations obligations and to maintain minimal corporate operations. Under the terms of this agreement, the Bank will advance 80% of accepted receivables and charge the Company an administrative fee of .75% and an annualized rate of 21% on outstanding balances. Amounts outstanding as of March 31, 2001 were $135,540.

OPERATIONS
----------

As of March 31, 2001, the Company had cash and cash equivalents of $113,940. In addition, the Company's current liabilities exceeded its current assets. During the quarter ended March 31, 2001, the Company's cash and cash equivalents increased by $16,670 primarily due to an increase in borrowings from bank and others offset by an increase in the accounts receivable balance over the prior quarter.

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

As previously reported, the landlord of the Company's office and laboratory space in Lake Forest, California was proceeding against the Company to cancel the lease. The landlord has obtained a judgment against the Company from Orange County Superior Court for approximately $150,000 related to the default on the lease. In addition, liabilities continue to accrue at about $13,000 per month until the space was leased. The total liability to the Company is estimated to be approximately $350,000. The Company has been advised by Saigene that Saigene has purchased from the landlord of the Lake Forest property, for the sum of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company's laboratory assets to Saigene. However, it is unclear whether or not Saigene may re-assign such rights to the landlord if the sale of the laboratory assets to Saigene is not completed. In any event, Saigene, under the terms of the Purchase Agreement, has agreed that

Saigene will be responsible for satisfaction of such judgment and, therefore, the Company would be entitled to seek recovery from Saigene for any costs or liabilities as a result of Saigene's failure to satisfy such claim.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable.

ITEM 5 - OTHER INFORMATION - Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         None.

     (b) The following current reports on Form 8-K were filed during and subsequent to the quarter ended March 31, 2001:

         None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: June 29, 2001



\s\ Paul G. Kanan                           President, Chief Executive
-----------------------------               Officer, Acting Principal Financial
Paul G. Kanan                               and Accounting Officer