Form 10KSB
period 2001-06-30
PACIFIC BIOMETRICS INC
filed 2001-10-02
CIK 1020475

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended JUNE 30, 2001 Commission File Number 0-21537
                               -------------                        -------

                            PACIFIC BIOMETRICS, INC.
-------------------------------------------------------------------------------
         (Exact name of small business issuer specified in its charter)

                                 Delaware                                                    93-1211114
-----------------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                  (IRS Employer Identification Number)

               23120 Alicia Parkway #200, Mission Viejo, CA 92692
-----------------------------------------------------------------------------------------------------------------------------------
                                               (Address of principal executive offices)

                                                      949-455-9724
-----------------------------------------------------------------------------------------------------------------------------------
                                               (Issuer's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share Redeemable Common Stock Purchase Warrants



Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

Indicate by check mark if the disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended June 30, 2001 were $1,877,613.

As of August 31, 2001 there were outstanding 3,810,171 shares of common stock, par value $0.01 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on August 31, 2001 based on the average bid and asked price on such date was $90,617.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

         Traditional Small Business Disclosure Format: Yes ( ) No ( X )

                            PACIFIC BIOMETRICS, INC.

                              INDEX TO FORM 10-KSB


PART 1                                                                                     PAGE
                                                                                           -----
ITEM 1  - BUSINESS ..................................................................       3

ITEM 2  - PROPERTIES ................................................................      13

ITEM 3  - LEGAL PROCEEDINGS .........................................................      13

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......................      13

PART II

ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS ........................................................      14

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND PLAN OF OPERATION ...............................      15

ITEM 7  - FINANCIAL STATEMENTS ......................................................      21

ITEM 8  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES ......................................      21


PART III

ITEM 9 -  DIRECTORS AND OFFICERS OF THE REGISTRANT .................................      22

ITEM 10 - EXECUTIVE COMPENSATION ...................................................      23

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT ...........................................................      24

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........................      25

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K .........................................      25

PART I

ITEM 1  - BUSINESS

GENERAL

Pacific Biometrics, Inc. ("PBI" or the "Company") was incorporated in Delaware in May 1996. PBI-Delaware was formed in connection with the acquisition of BioQuant, Inc. ("BioQuant"), a Michigan corporation, and Pacific Biometrics, Inc. ("PBI-WA"), a Washington corporation. On June 28, 1996, the Company completed the mergers whereby BioQuant and PBI-WA became wholly owned subsidiaries of the Company in separate stock-for-stock exchange transactions. The Company had 18 employees as of June 30, 2001. The Company's principal executive offices are located at 23120 Alicia Parkway #200, Mission Viejo, CA 92692.

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

In December 1998, the Company failed to make a payment of $1.6 million to Sudormed, Inc. ("Sudormed"), the licensor of the patch technology relating to the SweatPatch(TM) and OsteoPatch(TM), resulting in defaults under both the license agreement dated December 30, 1997 (the "License Agreement") with Sudormed (relating to the patch technology) and the supply agreement dated August 1993, as amended (the "Supply Agreement") with Sudormed (relating to production of patches). Sudormed terminated the License Agreement in May 1999 for failure to make required payments. The License Agreement permits the Company to retain full license rights as long as the Company has an inventory of patches. As of June 30, 2001, the Company had approximately 80,000 patches in inventory, which are no longer saleable due to expirations, but are useable for research purposes only. All investments and related assets in SweatPatch(TM) technology, including the OsteoPatch(TM), were expensed during 1999.

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

Saigene failed to complete the Purchase Agreement on January 20, 2001 but has elected to extend the Closing Date on a month-by-month basis having made all required payments due through December 20, 2000 and all payments due from January 20, 2001 through August 20, 2001.

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

Even upon completion of the transaction with Saigene, the Company will still have significant debts and claims that need to be settled. These include amounts owed to various consultants, vendors and suppliers of the Company not related to the Seattle laboratory operation of approximately $600,000; deferred compensation to current and former employees of approximately $800,000; accrued dividends to preferred stockholders of approximately $660,000; and a potential liability, disputed by the Company, of approximately $2,000,000 related to the OsteoPatch(TM) technology. The Company will attempt to settle these debts with cash, stock, and technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws. If the Company is successful in settling the remaining debts, then the Company plans to pursue a merger with another company as a means of providing some value to common stockholders. There can be no assurance that the Company will be successful in finding and negotiating a successful merger or that any such merger would create value for the stockholders.

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

Pursuant to the License Agreement, the Company was obligated to pay Sudormed approximately $3 million over a fifteen-month period plus an ongoing royalty payment based on the amount of sales of products developed under this license. Such payments included a lump-sum payment of $1.6 million due in December 1998. The Company failed to make the required license payments and Sudormed terminated the License Agreement and the Supply Agreement in May, 1999. The Company still retains license rights as long as the Company has inventory of patches. As of June 30, 2001, the Company had approximately 80,000 patches in inventory, which are no longer saleable due to expirations, but are useable for research purposes only. Once existing inventory is depleted, the Company will not be able to sell additional OsteoPatch(TM) products or fulfill obligations with Segix.

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and similar events. The Preferred Stock provides for a cumulative cash dividend payable quarterly in arrears at an annual rate of 8%. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which the Preferred Stock is convertible. To date, no such efforts have been undertaken. The Company is not current on dividend payments and approximately $662,000 in dividends have accrued as of June 30, 2001.

In April of 1999 the Company and its subsidiaries entered into an Accounts Receivable Factoring Agreement (the "Factoring Agreement") with Silicon Valley Bank (the "Bank"). The Company has been factoring the majority of the accounts receivable from laboratory operations to provide the Company with working capital to meet laboratory operations obligations and to maintain minimal corporate operations. Under the terms of the Factoring Agreement, the Bank will advance 80% of accepted receivables and charge the Company an administrative fee of 0.75% and an annualized rate of 21% on outstanding balances. The amount outstanding as of June 30, 2001 was $51,587.

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

As previously disclosed, the Company has continued to negotiate forbearance agreements with Transamerica Business Credit related to payments due on capital leases. In exchange for the most recent Forbearance Agreement the Company has granted Transamerica additional warrants and a lien position on assets of the Company. This Forbearance Agreement expired on September 30, 1999 and was extended again through December 31, 1999 in exchange for 150,508 additional warrants. Although the Forbearance Agreement has expired, Transamerica has not taken action to collect the debt, which approximates $460,000. Most of this debt will be assumed by Saigene upon sale of the laboratory.

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

In August 1999, the Company announced the signing of a Letter of Intent to sell its Seattle laboratory business and assets to Saigene. In September 1999, the Company signed the Management Agreement with Saigene giving Saigene operational control over the laboratory. In May 2000, the Company announced the signing of the Purchase Agreement with Saigene to sell to Saigene all of the business and assets of the Company's Seattle laboratory for a total consideration of $4,000,000. Stockholder approval will be required to complete this transaction. The purchase price is comprised of the following: 1) $200,000 already advanced to support the operation of the laboratory under the Management Agreement; 2) The assumption of approximately $1,200,000 in debt; 3) $700,000 in cash; and, 4) A promissory note in connection with the redemption of $1,900,000 of Series A Convertible Preferred Stock of the Company, which Series A Preferred Stock will be returned to the Company. These amounts are subject to adjustment upon audit of funds advanced and the May 31, 2000 balance sheet of the laboratory operation. The cash portion of the purchase is payable as follows: 1) $50,000 which was paid upon signing; 2) $350,000 paid on June 15, 2000; and, 3) $300,000 placed into escrow on June 15, 2000 to be paid to the Company upon stockholder approval. The assumption of debt in the amount of $1,200,000 includes: $350,000 to settle the debt with the landlord of the Company's Lake Forest, California office and laboratory facility; $400,000 of equipment lease financing obligations with Transamerica; $140,000 of additional equipment leases; and accrued expenses and accounts payable of the laboratory.

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

Saigene failed to complete the Purchase Agreement on January 20, 2001 but has elected to extend the Closing Date on a month-by-month basis having made all required payments due through December 20, 2000 and all payments due from January 20, 2001 through August 20, 2001.

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

On May 10, 2001 a Final Judgment of Permanent Injunction was issued by the United States District Court for the District of Columbia ordering the Company to (a) file with the SEC, on or before June 29, 2001,: (1) the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 2000; (2) the Company's Quarterly Reports on Form 10-QSB for its quarters ended March 31, September 30, and December 31, 2000; and (3) such other periodic reports which may become due prior to the entry of the Final Judgment, and (b) file timely and in proper form with the SEC accurate and complete information and reports of the Company as are required to be filed under the securities laws. All such reports were filed on June 29, 2001. Accordingly, the Company believes it is currently in compliance with such Final Judgment.

RISK FACTORS

An investment in the securities of the Company is highly speculative and subject to a high degree of risk. Prospective investors should carefully consider the following factors affecting the business of the Company.

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. The Company has incurred significant operating losses since inception. The consolidated net loss for the fiscal year ended June 30, 2001 was approximately $172,000. The Company's accumulated deficit at June 30, 2001 was approximately $23,500,000 including a one-time charge of approximately $6,374,000. The one-time charge is related to purchased research and development, in connection with the Company's prior mergers in 1996. The net loss and accumulated deficit will continue to increase. The Company has not had an extensive operating history and revenues to date have been limited, and upon sale of the laboratory, are expected to be insignificant. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by an enterprise in the Company's stage of development, many of which may be beyond the Company's control. These include, but are not limited to, unanticipated problems relating to the competitive and regulatory environment in which the Company operates and marketing problems and additional costs and expenses that may exceed current estimates. Potential investors should be aware of the difficulties normally encountered by new enterprises and the high rate of failure associated with such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, delays and competition encountered in connection with the development of a business in the biotechnology industry.

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

RISK OF BANKRUPTCY. Upon completion of the transaction with Saigene (See "Significant Recent Developments and Subsequent Events" above), the Company will still have various debts and claims that need to be settled. These include amounts owed to various consultants, vendors and suppliers of the Company not related to the Seattle laboratory operation of approximately $600,000; deferred compensation to current and former employees of approximately $800,000; accrued dividends to preferred stockholders of approximately $660,000; and a potential liability, disputed by the Company, of approximately $2,000,000 related to the OsteoPatch(TM) technology. The Company will attempt to settle these debts with cash, stock, and technology assets if possible. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws. As a consequence, it is unlikely that investors will receive any return on their investment in the Company.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company will require substantial additional funds in order to continue the research and development programs and pre-clinical testing of its potential diagnostic products and to conduct clinical trials and marketing of such products that may be developed. The Company's capital requirements depend on numerous factors, including the progress of its research and development programs, the progress of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing license and supply relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, and the purchase of additional capital equipment. Other than the Company's laboratory revenues (the laboratory is under contract to be sold), the Company has no current source of revenues or capital. The Company believes that its current condition makes it nearly impossible to raise capital from sources other than the sale of assets. Accordingly, after the sale of the laboratory, the Company will have limited assets with which to raise funds or satisfy its obligations.

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

DEPENDENCE ON MAJOR CUSTOMERS. Revenues received from laboratory operations are generally pursuant to short-term contracts. The Company has no long-term contracts or agreements with its customers. Each contract is negotiated separately with the pharmaceutical manufacturer or research organization and is usually limited to a specific project with limited duration. The cancellation of any contracts with existing customers or the failure to replace such contracts upon expiration or termination could have a material adverse effect on the Company's laboratory operations. Sales to the Company's five largest customers represented approximately 49 percent and 41 percent of total sales in fiscal 2001 and fiscal 2000, respectively. The laboratory is under contract to be sold to Saigene, subject to stockholder approval and other requirements.

ITEM 2  - PROPERTIES

The Company's executive offices were located at 25651 Atlantic Ocean Drive, Suite A-1, Lake Forest, California and its laboratory facilities are located in Seattle, Washington. The Company vacated the Lake Forest facility in July 1999 after defaulting on the lease. The landlord of this facility has obtained a judgment against the Company in the amount of $150,000 plus monthly accruals equal to $13,000. See "Legal Proceedings". The Company also leases approximately 15,000 square feet of office and laboratory space in Seattle, Washington pursuant to a ten-year lease at an average annual rental of $238,000, which expires on September 30, 2007. With respect to the Seattle property, a security deposit of $100,000 has been placed in an interest bearing account in the Company's name, with interest earned accruing to the Company. This amount has been classified as restricted cash on the accompanying consolidated balance sheet and has a current balance of $69,000 as modified by mutual agreement with the landlord.

In order to replace its executive office facility in Lake Forest, the Company entered into a month-to-month lease of an office in a shared executive office facility at 23120 Alicia Parkway, Suite 200 in Mission Viejo, California at a monthly rental of approximately $900.


ITEM 3  - LEGAL PROCEEDINGS

On May 10, 2001 a Final Judgment of Permanent Injunction was issued by the United States District Court for the District of Columbia ordering the Company to (a) file with the SEC, on or before June 29, 2001: (1) the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 2000; (2) the Company's Quarterly Reports on Form 10-QSB for its quarters ended March 31, September 30, and December 31, 2000; and (3) such other periodic reports which may become due prior to the entry of the Final Judgment, and (b) file timely and in proper form with the SEC accurate and complete information and reports of the Company as are required to be filed under the securities laws. All such reports were filed on June 29, 2001. Accordingly, the Company believes it is currently in compliance with such Final Judgment.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 2001.

PART II

ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Common Stock of the Company began trading in October 1996 (subsequent to the initial public offering) on the Nasdaq Stock Market under the symbol "PBMI". In March 1999 the Company's securities were delisted from the Nasdaq Stock Market as the Company failed to meet the maintenance requirements for tangible net assets and minimum stock price. The stock currently trades on the OTC electronic Bulletin Board or in the over-the-counter market.

                                                           COMMON STOCK
                                                           ------------
                                                     High              Low
                                                     ----              ---
First Quarter ended 9/30/99                            .312            .125
Second Quarter ended 12/31/99                          .187            .050
Third Quarter ended 3/31/00                           1.000            .050
Fourth Quarter ended 6/30/00                           .437            .130

First Quarter ended 9/30/00                            .140            .050
Second Quarter ended 12/31/00                          .100            .010
Third Quarter ended 3/31/01                            .080            .020
Fourth Quarter ended 6/30/01                           .020            .020

On June 30, 2001, the per share closing sales price of the Common Stock was $.02 as reported in the OTC market/OTCBB. As of August 31, 2001 the closing sales price of the Common Stock was $.30. As of August 31, 2001, the Company had approximately 133 holders of record with respect to the Common Stock.

At this time the Company does not pay a dividend on the common stock and does not plan to in the immediate future. The Company has accrued dividends on the Preferred Stock of approximately $660,000 as of June 30, 2001.

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

As of June 30, 2001, the Company had an accumulated deficit since inception of $23,502,356, which included a one-time charge of $6,373,884 for the value of purchased research and development expenses relating to the Company's merger with BioQuant and a one-time charge of $428,368 relating to a prior merger involving PBI-WA in 1995.

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

In exchange for this extension, Saigene agreed to the following additional terms. Saigene paid the Company $50,000 on May 22, 2000 and $75,000 on July 19, 2000 to be credited as part of the purchase price. Saigene paid $20,000 on each of August 28th, September 20th, October 20th, November 20th and December 20, 2000. One-half of each $20,000 payment will be credited toward the purchase price and one-half of each payment will be consideration paid for the additional time extension. Payments toward the purchase price will be credited against the escrow payment required at the time of closing. All payments made according to the Second Amendment will be forfeited by Saigene if they fail to make any of the required payments, including the closing payments. Saigene and the Company have further agreed that Saigene may extend the January 20, 2001 Closing Date on a month-by-month basis by increasing the monthly payments to $30,000 beginning January 20, 2001. One-half of each such payment would be credited to the purchase price and one-half would be consideration for the additional time extension. The Company has the right to terminate the Purchase Agreement at the end of any extension period by giving 20 days' prior written notice.

Saigene failed to complete the Purchase Agreement on January 20, 2001 but has elected to extend the Closing Date on a month-by-month basis having made all required payments due through December 20, 2000 and all payments due from January 20, 2001 through August 20, 2001.

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

Even upon completion of the transaction with Saigene, the Company will still have significant debts and claims that need to be settled. These include amounts owed to various consultants, vendors and suppliers of the Company not related to the Seattle laboratory operation of approximately $600,000; deferred compensation to current and former employees of approximately $800,000; accrued dividends to preferred stockholders of approximately $660,000; and a potential liability, disputed by the Company, of approximately $2,000,000 related to the OsteoPatch(TM) technology. The Company will attempt to settle these debts with cash, stock, and technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws. If the Company is successful in settling the remaining debts, then the Company plans to pursue a merger with another company as a means of providing some value to common stockholders. There can be no assurance that the Company will be successful in finding and negotiating a successful merger or that any such merger would create value for the stockholders.

On May 10, 2001 a Final Judgment of Permanent Injunction was issued by the United States District Court for the District of Columbia ordering the Company to (a) file with the SEC, on or before June 29, 2001,: (1) the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 2000; (2) the Company's Quarterly Reports on Form 10-QSB for its quarters ended March 31, September 30, and December 31, 2000; and (3) such other periodic reports which may become due prior to the entry of the Final Judgment, and (b) file timely and in proper form with the SEC accurate and complete information and reports of the Company as are required to be filed under the securities laws. All such reports were filed on June 29, 2001. Accordingly, the Company believes it is currently in compliance with such Final Judgment.

RESULTS OF OPERATIONS

The following tables compare the years ending June 30, 2001 and June 30, 2000 as shown in the attached financial statements and the prior comparative year ending June 30, 1999 and shows the year to year variances on a dollar and percentage basis for informative purposes. All dollar amounts are rounded to the nearest thousand.

Laboratory revenues:
-----------------------------------------------------------------------------------------------
   6/30/01       6/30/00      6/30/99      01 vs. 00    00 vs. 99    01 vs. 00     00 vs. 99
-----------------------------------------------------------------------------------------------
    $1876         $1,371       $1,405        $505         ($34)         37 %          -2%
-----------------------------------------------------------------------------------------------

Laboratory revenues increased in 2001 due to increases in size and number of clinical trials for which the laboratory performed testing and consulting work. Laboratory revenues decreased in 2000 due to decreases in these same variables. As previously disclosed, the Company has entered into an agreement to sell the laboratory. Accordingly, assuming that the laboratory is sold in fiscal 2002, laboratory revenues will no longer contribute to the revenues of the Company subsequent to such sale.

Product revenues:

Product revenues are no longer presented as they have not contributed materially to revenues in the prior two fiscal years and are not expected to contribute materially in the future.

Laboratory expenses and cost of goods sold:
-----------------------------------------------------------------------------------------------
   6/30/01       6/30/00      6/30/99      01 vs. 00    00 vs. 99    01 vs. 00     00 vs. 99
-----------------------------------------------------------------------------------------------
     $962          $951        $1,233         $11         ($282)         1%          -23%
-----------------------------------------------------------------------------------------------

Laboratory expenses and cost of goods sold expenditures in 2001 were comparable to 2000. In 2000, the decrease in expenses and cost of goods sold reflected significant cost-cutting measures implemented as a result of the Company's severe financial problems.

Diagnostic research and product development:
-----------------------------------------------------------------------------------------------
   6/30/01       6/30/00      6/30/99      01 vs. 00    00 vs. 99    01 vs. 00     00 vs. 99
-----------------------------------------------------------------------------------------------
     $19           $64          $790         ($45)        ($726)        -70%         -92%
-----------------------------------------------------------------------------------------------

Costs decreased in 2001 and 2000 as PBI curtailed research and development programs due to its severe financial problems.

Selling, general and administrative:
-----------------------------------------------------------------------------------------------
    6/30/01       6/30/00      6/30/99     01 vs. 00     00 vs. 99    01 vs. 00    00 vs. 99
-----------------------------------------------------------------------------------------------
    $1,187         $1,201       $2,340       ($14)       ($1,139)        -1%          -49%
-----------------------------------------------------------------------------------------------

Selling, general and administrative expenditures in 2001 were comparable to 2000. The decrease in selling, general and administrative costs in 2000 reflected significant cost-cutting measures implemented as a result of the Company's severe financial problems.

Other income and (expense):
-----------------------------------------------------------------------------------------------
   6/30/01       6/30/00      6/30/99      01 vs. 00    00 vs. 99    01 vs. 00     00 vs. 99
-----------------------------------------------------------------------------------------------
     $118         ($72)       ($2,397)       $190         $2,325        264%         -98%
-----------------------------------------------------------------------------------------------

The increase in net other income in 2000 is primarily due to fees paid by Saigene in consideration of extending the deadline for purchase of the laboratory. The higher other expense in 1999 is primarily due to the other expense related to the write-down of OsteoPatch(TM) assets.

Net loss:
-----------------------------------------------------------------------------------------------
   6/30/01       6/30/00      6/30/99      01 vs. 00    00 vs. 99    01 vs. 00     00 vs. 99
-----------------------------------------------------------------------------------------------
    ($172)        ($915)      ($6,069)       $743         $5,154        81%          -85%
-----------------------------------------------------------------------------------------------

The net loss decrease in 2001 is due to increased revenues and a stable level of expenditures. The net loss decreased in 2000 due to curtailed expenses in all areas and significant write-downs taken in 1999.



LIQUIDITY AND CAPITAL RESOURCES

FINANCING
---------

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and similar events. The Preferred Stock provides for a cumulative cash dividend payable quarterly in arrears at an annual rate of 8%. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which the Preferred Stock is convertible. To date, no such efforts have been undertaken. The Company is not current on dividend payments and, as of June 30, 2001, the Company has accrued dividends on the Preferred Stock of approximately $660,000. Terry Giles, a former and current director of the Company, has purchased 925,000 shares of the Preferred stock from the original institutional investors.

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

In exchange for the most recent Forbearance Agreement, dated August 1999, the Company had repriced warrants previously issued to Transamerica, granted Transamerica additional warrants and a lien position on assets of the Company. This Forbearance Agreement expired on September 30, 1999 and was extended again through December 31, 1999 in exchange for 150,508 additional warrants. Although the Forbearance Agreement has expired, Transamerica has not taken action to collect the debt, which approximates $460,000. Most of this debt will be assumed by Saigene upon sale of the laboratory.

In April of 1999, the Company and its subsidiaries entered into an Accounts Receivable Factoring Agreement (the "Factoring Agreement") with Silicon Valley Bank (the "Bank"). The Company issued 93,024 warrants to the Bank as part of the Factoring Agreement. The Company has been factoring the majority of the accounts receivable from laboratory operations to provide the Company with working capital to meet laboratory operations obligations and to maintain minimal corporate operations. Under the terms of the Factoring Agreement, the Bank will advance 80% of accepted receivables and charge the Company an administrative fee of .75% and an annualized rate of 21% on outstanding balances. The amount outstanding as of June 30, 2001 was $51,587.

The Company extended until June 30, 1999, the 1,700,000 warrants issued in conjunction with the Company's initial public offering of its securities in October 1996. These warrants expired by their terms on June 30, 1999.

The Company has entered into deferred compensation agreement with four of its senior executives. The agreements provide that a specified portion of their salaries be deferred until they elect to receive the deferred amount. Deferred compensation expense in connection with these agreements was $88,000 and 198,533 for the years ended June 30, 2001 and 2000, respectively, and $558,363 for the period from inception to June 30, 2001. In 1997, the liability for deferred compensation of $64,413 was converted to a promissory note bearing annual interest at 7% and is payable on demand. In 1999, the liability for deferred compensation of $198,583 was converted to a promissory note bearing annual interest at 7% and is payable on demand. This obligation is included with notes payable to related parties on the accompanying consolidated balance sheet. The Company has not made any interest payments since September 1998. Additional deferred compensation of $295,368 to various employees was due as of June 30, 2001 and is not part of the above-mentioned notes payable.

The Company had entered into a contract for management and consulting services with a company owned by certain of the Company's stockholders. The Company incurred $109,000 and $186,000 for management and consulting services provided during the years ended June 30, 1995 and 1996, respectively. The liability for management consulting services under the contract of $187,000 as of June 30, 1996 was converted in 1997 to a promissory note bearing annual interest at 7% and is payable on demand. This obligation is included with notes payable to related parties on the accompanying consolidated balance sheet. The management contract was terminated effective June 28, 1996.

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

In December 1998, the Company failed to make a payment of $1.6 million to Sudormed, the licensor of the patch technology relating to the SweatPatch(TM) and OsteoPatch(TM), resulting in a default under the License Agreement and the Supply Agreement with Sudormed. Sudormed terminated the License Agreement in May, 1999 for failure to make required payments. The License Agreement permits the Company to retain full license rights as long as the Company has inventory of patches. As of June 30, 2001, the Company had approximately 80,000 patches in inventory, which are no longer saleable due to expirations, but are useable for research purposes only. All investments in SweatPatch(TM) technology, including the OsteoPatch(TM) and inventory, were expensed in March 1999.

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

In exchange for this extension, Saigene agreed to the following additional terms. Saigene paid the Company $50,000 on May 22, 2000 and $75,000 on July 19, 2000 to be credited as part of the purchase price. Saigene paid $20,000 on each of August 28th, September 20th, October 20th, November 20th and December 20, 2000. One-half of each $20,000 payment will be credited toward the purchase price and one-half of each payment will be consideration paid for the additional time extension. Payments toward the purchase price will be credited against the escrow payment required at the time of closing. All payments made according to the Second Amendment will be forfeited by Saigene if they fail to make any of the required payments, including the closing payments. Saigene and the Company have further agreed that Saigene may extend the January 20, 2001 Closing Date on a month-by-month basis by increasing the monthly payments to $30,000 beginning January 20, 2001. One-half of each such payment would be credited to the purchase price and one-half would be consideration for the additional time extension. The Company has the right to terminate the Purchase Agreement at the end of any extension period by giving 20 days' prior written notice.

Saigene failed to complete the Purchase Agreement on January 20, 2001 but has elected to extend the Closing Date on a month-by-month basis having made all required payments due through December 20, 2000 and all payments due from January 20, 2001 through August 20, 2001.

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

Even upon completion of the transaction with Saigene, the Company will still have significant debts and claims that need to be settled. These include amounts owed to various consultants, vendors and suppliers of the Company not related to the Seattle laboratory operation of approximately $600,000; deferred compensation to current and former employees of approximately $800,000; accrued dividends to preferred stockholders of approximately $660,000; and a potential liability, disputed by the Company, of approximately $2,000,000 related to the OsteoPatch(TM) technology. The Company will attempt to settle these debts with cash, stock, and technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws. If the Company is successful in settling the remaining debts, then the Company plans to pursue a merger with another company as a means of providing some value to common stockholders. There can be no assurance that the Company will be successful in finding and negotiating a successful merger or that any such merger would create value for the stockholders.

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

Not applicable.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS AS OF JUNE 30, 2001
------------------------------------------

                                                PRESENT PRINCIPAL OCCUPATION AND
NAME, BUSINESS                                    PRINCIPAL OCCUPATION DURING LAST                    DIRECTOR
ADDRESS AND AGE                                     FIVE YEARS; OTHER ACTIVITIES                        SINCE
------------------------------------ ------------------------------------------------------------ ------------------
Paul G. Kanan                        Paul G. Kanan has served since July 1996 as the  President,        1996
Age 55                               Chief Executive Officer and a director of the Company,  and served  from 1993 to 1996 as the  President  and a director of  BioQuant.  Mr. Kanan is also an officer and director of
                                     CEO  Advisors,  a  health  care  consulting  firm  that  he co-founded in 1992. From 1991 to 1992,  Mr. Kanan  operated his own health  care  consulting  firm,  and during part of such period  served as acting CEO and CEO of SPS,  Inc.,  a healthcare  service  firm.  From 1988 to 1991, he served as
                                     President and CEO of Oncotech,  Inc., a medical  diagnostic company in Irvine,  California  involved in the development and marketing of  oncological  testing.  From 1976 to 1988,
                                     Mr.  Kanan was employed by Baxter  Healthcare  Corporation, most  recently as  President of its  Chemotherapy  Services
                                     Division.   He   received   his  B.S.E.   degree  from  the
                                     University  of Michigan  and an M.B.A.  degree from Harvard
                                     University Graduate School of Business.

Terry M. Giles                       Terry M. Giles has been a  director  of the  Company  since     1996-98 and
Age 53                               March 24, 2000 and was a director of the Company  from July     since 2000
                                     1996 through  September  1998. He was previously a director of PBI-WA from 1995 to 1996.  In 1975,  Mr.  Giles  founded the law  firm  of  Giles  and  Burkhalter,  Orange  County,
                                     California,  of  which  he  was  a  member.  Mr. Giles  has served on the board of  Computerland  since 1987,  and is a member of the Board of  Regents of  Pepperdine  University.
                                     He received his B.A. from the California  State  University of  Fullerton  and  his  J.D.  from  Pepperdine  University
                                     School of Law.


As of June 30, 2001, the directors of the Company consisted of Paul Kanan and Terry Giles, who was formerly a director of the Company through September 10, 1998 and was reappointed as a director on March 24, 2000.

During the fiscal year ended June 30, 2001, the Company's Board of Directors held 1 meeting, which was attended by 100% of the then current directors in person or by telephone.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive compensation for serving on the Board of Directors as described below. During fiscal 2001, the Company's audit and compensation committees, were comprised of Messrs. Kanan and Giles. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

There is no family relationship among any of the directors or executive officers of the Company.

COMPENSATION OF DIRECTORS
-------------------------

The Company's policy is not to pay compensation to directors who are also employees of the Company for their services as directors. The Company's compensation policy for non-employee directors is to grant such persons for each meeting attended in person (up to a maximum of six meetings per year) that number of stock options, based on the fair market value on the date of grant, equal to $1,000. The Company will also reimburse reasonable out-of-pocket expenses of directors for attendance at meetings. No such options were granted during the years ended June 30, 2000 or 2001.

FILING REQUIREMENTS
-------------------

The Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended June 30, 2001, except that Terry Giles, a director of the Company, failed to timely file the required report upon his election to the board of directors. Mr. Giles intends to file such report as soon as practicable.

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

                           Summary Compensation Table
                           --------------------------

                                Annual Compensation                           Long-Term Compensation
                                -------------------                           ----------------------
                                                     Other                                                    All
                                                    Annual         Awards                                    Other
                                                    Compen-      Restricted                     LTIP        Compen
  Name and Principal             Salary     Bonus    sation     Stock Awards   Options/        Payouts     -sation
      Position           Year      ($)       ($)     ($)(1)         ($)         SARs (#)        ($)           ($)
      --------           ----      ---       ---     ------         ---         -------         ---           ---
    Paul G. Kanan        2001    48,000      -       88,000          -             -             -            -
   President, Chief      2000    87,133      -      112,867          -             -             -            -
Executive Officer and    1999    91,667      -         -             -             -             -            -
       Director

(1) Deferred compensation, all of which is still payable to the above employee as of the date of this report.

OPTION GRANTS DURING FISCAL 2001
--------------------------------

None.

The following table reflects options exercised during the fiscal year and the year-end values for in-the-money options for each of the named executive officers:

         AGGREGRATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES

--------------------------- ------------- ----------- ----------------------------- ----------------------------
           Name                Shares       Value         Number of Securities         Value of Unexercised
                            Acquired On    Realized      Underlying Unexercised     In-The-Money Options as of
                            Exercise (#)     ($)      Options as of June 30, 2001        June 30, 2001 ($)
                                                       Exercisable/Unexercisable    Exercisable / Unexercisable
--------------------------- ------------- ----------- ----------------------------- ----------------------------
Paul G. Kanan                    0            0               313,683 / 0                      0 / 0
--------------------------- ------------- ----------- ----------------------------- ----------------------------

EMPLOYMENT CONTRACTS
--------------------

None.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth certain information as of August 31, 2001 with respect to the number of shares of Common Stock beneficially owned by (i) those persons known to the Company to be the owners of more than five percent of the Common Stock, (ii) each director of the Company (one of whom is the Chief Executive Officer of the Company) and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such stockholder.

NAME AND ADDRESS(1)                    AMOUNT AND NATURE             PERCENT OF
                                         OF BENEFICIAL              COMMON STOCK
                                       OWNERSHIP (2) (3)             OUTSTANDING
Terry M. Giles (4)                         1,346,942                    28.4%

Paul G. Kanan (5)                            372,674                     9.0%

Enterprise Development Fund (6)              303,911                     8.0%
425 North Main Street
Ann Arbor, MI 48104-1133

All directors and officers as a            1,719,616                    34.0%
group (2 persons)(7)

--------------

(1) The address of each of these persons is c/o the Company, 23120 Alicia Parkway, Suite 200, Mission Viejo, California 92692.
(2) Unless otherwise noted, all persons named in the table have sole voting and dispositive power with respect to all Common Stock beneficially owned by them.
(3) Includes currently exercisable options, warrants to purchase shares of Common Stock, and Preferred Stock convertible to Common Stock.

(4) Includes 416,942 shares of Common Stock, and 930,000 shares of Preferred Stock convertible to Common Stock. Mr. Giles' resigned from the Board of Directors effective on September 10, 1998 and rejoined the Board of Directors effective March 24, 2000.
(5) Includes 58,991 shares of Common Stock held by the Kanan Living Trust Dated May 15, 1990, of which Mr. Kanan is a co-trustee with his wife, and 313,683 shares of Common Stock subject to currently exercisable warrants and options.
(6) Includes 303,910 shares of Common Stock all held by Enterprise Development Fund I, L.P. ("EDF"), of which Enterprise Management, Inc. ("EMI") acts as general partner and in which Ms. Mary Campbell, a former director of the Company, is an officer and one of three directors. Ms. Campbell disclaims beneficial ownership as to all of said shares, except for approximately 21,000 shares (or approximately 7 percent of such shares) which represents her one-third interest in EMI which, in turn, holds an approximately 21 percent interest in EDF.
(7) Includes 779,843 shares of Common Stock, 313,683 shares of Common Stock subject to currently exercisable options and warrants, and 930,000 shares of Preferred Stock convertible to Common Stock. In the event such options and warrants are fully exercised and the Preferred Stock is converted to Common Stock, management will hold an aggregate of 1,719,616 shares or
      34.0 percent based on a total of 5,053,854 shares outstanding subsequent to such exercise.


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

In March of 1999 the Company converted $199,000 in deferred salary to three of its senior executives into additional debt due under the same terms as the above debt accruing interest at 7%. The Company has not made any interest payments since September of 1998. The Company has entered into a deferred compensation arrangement with certain of its senior executives, including Paul Kanan. At June 30, 2001, the Company's aggregate deferred compensation obligation was approximately $810,000, including $515,000 included in notes payable to related parties and $295,000 in deferred compensation on the accompanying balance sheet. Compensation expense in connection with these agreements was $88,000 and $120,000 for the years ended June 30, 2001 and 2000, respectively

The Company believes that the transactions between the Company and its officers and directors described above are on terms no less favorable to the Company then could have been obtained from unaffiliated parties under similar circumstances.


ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits are listed on the Index to Exhibits at the end of this report. The exhibits required by Item 601 of Regulation S-B are listed on such Index in response to this Item and are incorporated herein by reference.

(b) No Form 8-K reports were filed during the last quarter of the fiscal year covered by this Report.

         SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:    October 1, 2001              Pacific Biometrics, Inc.

                                       By /s/
                                          -------------------------------
                                       Paul G. Kanan, President and Chief
                                       Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


/s/                                         President, Chief Executive                  DATED: October 1, 2001
---------------------                       Officer and Director (principal
Paul G. Kanan                               executive officer and principal
                                            financial officer)




/s/                                         Director                                    DATED: October 1, 2001
-------------------
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

                and the Company.****
10.29  --    Lease dated January 5, 1998 between the Company and  Makena Commercentre II, LLC with respect to the Company's office at 25651 Atlantic Ocean Drive, A1-A, Lake Forest, California, 92630.*****
10.30  --    Agreement of Purchase and Sale of Assets, dated as of April 18, 2000, by and among the Registrant, Pacific Biometrics,
               Inc.  (Washington) and Saigene Corporation. ******
10.31  --    First Amendment to the Purchase Agreement, dated as of June 22, 2000, by and among the Registrant, Pacific Biometrics,
               Inc.  (Washington) and Saigene Corporation. *******
10.32  --    Second Amendment to the Purchase Agreement, dated as of August 4, 2000, by and among the Registrant, Pacific
               Biometrics, Inc.  (Washington) and Saigene Corporation.
10.33  --    Management Agreement, dated as of September 15, 1999, by and among the Registrant, Pacific Biometrics, Inc.
               (Washington) and Saigene Corporation.
21.1   --    Subsidiaries.*

--------------------------------------------------------------------------------

*             Incorporated by reference to Exhibits of Registrant's Registration Statement on Form SB-2, Registration
              No. 333-11551
**            Portions of this document have been deleted pursuant to a request for confidential treatment.
***           Incorporated by reference to Exhibits of Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997
****          Incorporated by reference to Exhibits of Registrant's Quarterly Report on Form 10QSB for the quarter ended December 31, 1997.
*****         Incorporated by reference to Exhibits of Registrant's Quarterly Report on Form 10QSB for the quarter ended
              March 31, 1998.
******        Incorporated by reference to Exhibits of Registrant's Current Report on Form 8-K dated May 15, 2000.
*******       Incorporated by reference to Exhibits of Registrant's Current Report on Form 8-K dated June 27, 2000.

                            PACIFIC BIOMETRICS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                  PAGE
                                                                                  ----

Report of Independent Certified Public Accountants.............................. F - 2

Consolidated Balance Sheet as of June 30, 2001.................................. F - 3

Consolidated Statements of Operations for the years ended June 30, 2001 and
 2000, and for the period from inception (December 1992) to June 30, 2001....... F - 4

Consolidated Statements of Cash Flows for the years ended June 30, 2001 and
 2000, and for the period from inception (December 1992) to June 30, 2001....... F - 5

Consolidated Statements of Stockholders' Equity (Deficit) for the period from inception (December 1992) to June 30, 2001..................................... F - 6

Notes to Consolidated Financial Statements...................................... F - 9

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Pacific Biometrics, Inc.
Lake Forest, California

We have audited the accompanying consolidated balance sheet of Pacific Biometrics, Inc. (a company in the development stage) as of June 30, 2001 and the related consolidated statements of operations and cash flows for the years ended June 30, 2001 and 2000, and for the period from inception (December 1992) to June 30, 2001, and the consolidated statement of stockholders' equity (deficit) for the period from inception (December 1992) to June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Biometrics, Inc. as of June 30, 2001, and the consolidated results of its operations and its cash flows for the years ended June 30, 2001 and 2000, and for the period from inception (December 1992) to June 30, 2001, in conformity with accounting principals generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced recurring losses from operations and cash flow shortages, and has reported deficiencies in working capital and stockholders' equity. Additionally, the Company has significant amounts of debt that are past due as of June 30, 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan, in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Irvine, California
August 31, 2001

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30,2001

                                     ASSETS
Current assets:
    Cash and cash equivalents                                             $      100,547
    Accounts receivable, net of allowance for doubtful
          accounts of $32,824                                                    299,485
    Prepaid expenses and other                                                    17,489
                                                                          --------------
          Total current assets                                                   417,521

Property and equipment, net                                                      121,656
Other assets:
    Restricted cash                                                               69,143
                                                                          --------------
          Total assets                                                    $      608,320
                                                                          ==============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Notes payable to bank                                                 $       51,587
    Notes payable to related parties                                             514,936
    Notes payable other                                                           19,367
    Accounts payable                                                             481,389
    Accrued liabilities                                                          803,979
    Dividends payable                                                            661,828
    Deferred compensation                                                        295,368
    Advances from customers                                                      307,290
    Technology licenses payable                                                2,244,040
    Capital lease obligations-current portion                                    440,108
                                                                          --------------
          Total current liabilities                                            5,819,892

Capital lease obligations - long term portion                                     51,592
                                                                          --------------
          Total liabilities                                                    5,871,484
                                                                          --------------
Stockholders' deficit:
    Preferred stock, $0.01 par value, 5,000,000 shares
          authorized, 1,550,000 shares issued and outstanding                     15,500
    Common stock, $0.01 par value, 30,000,000 shares
          authorized, 3,810,171 shares issued and outstanding                     38,102
    Additional paid-in capital Preferred Stock                                 5,000,966
    Additional paid-in capital Common Stock                                   13,184,624
    Deficit accumulated during the development stage                         (23,502,356)
                                                                          --------------
          Total stockholders' deficit                                         (5,263,164)
                                                                          --------------
          Total liabilities and stockholders' deficit                     $      608,320
                                                                          ==============

The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
               CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
         ENDED JUNE 30, 2001 AND 2000 AND FOR THE PERIOD FROM INCEPTION
                        (DECEMBER 1992) TO JUNE 30, 2001

                                                                                                       For the Period
                                                                   Year Ended June 30                  from Inception
                                                          ------------------------------------       (December 1992) to
                                                             2001                     2000             June 30,2001
                                                          -----------              -----------          ------------
Revenues                                                  $ 1,877,390              $ 1,374,214          $ 12,278,454
                                                          -----------              -----------          ------------
Operating expenses:
    Laboratory expense and cost of goods sold                 961,833                  951,780             8,820,078
    Research and product development                           19,002                   64,360             5,719,908
    Selling, general and administrative                     1,186,992                1,200,509            10,870,396
    Purchased in-process research and development                   0                        0             6,373,884
    Amortization of intangible assets                               0                        0             1,616,565
                                                          -----------              -----------          ------------

          Total operating expenses                          2,167,827                2,216,649            33,400,830
                                                          -----------              -----------          ------------

Operating loss                                               (290,437)                (842,435)          (21,122,377)
                                                          -----------              -----------          ------------
Other income (expense):
    Interest expense                                          (79,835)                (138,020)             (834,188)
    Interest income                                             6,174                    2,072               325,528
    Write-off of intangible assets                                  0                        0            (2,078,100)
    Grant and other income                                    191,890                   63,717               206,780
                                                          -----------              -----------          ------------
                                                              118,229                  (72,231)           (2,379,979)
                                                          -----------              -----------          ------------

Net loss                                                  $  (172,208)             $  (914,666)         $(23,502,356)
                                                          ===========              ===========          ============

Preferred stock dividend accrued                             (248,000)                (248,000)
                                                          -----------              -----------

Net loss applicable to common stockholders                $  (420,208)             $(1,162,666)
                                                          ===========              ===========

Basic and diluted loss per share                          $     (0.11)             $     (0.31)
                                                          ===========              ===========

Number of shares used in per-share calculation              3,810,171                3,810,171
                                                          ===========              ===========


The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Years Ended June 30, 2001 and 2000 and For the Period
                 from Inception (December 1992) to June 30, 2001

                                                                                                                  For the Period
                                                                               Year Ended June 30                 from Inception
                                                                         ------------------------------         (December 1992) to
                                                                             2001               2000               June 30, 2001
                                                                             ----               ----               -------------
Cash flows from operating activities:
      Net loss                                                           $ (172,208)        $ (914,666)           $ (23,502,356)
                                                                         ----------         ----------            -------------
  Adjustments to reconcile net loss to net cash provided by
           (used in) operating activities:
      Depreciation & Amortization                                           130,674            210,530                1,014,849
      Loss on disposal of property & equipment                                                  48,051                   48,051
      Amortization and write-off of technology licenses                                                               3,221,297
      Common stock and warrants issued for services and financings                              38,000                  934,087
      Services provided for subscription receivable                                                                      55,556
      Amortization of goodwill                                                                                          428,368
      Purchased in process research and product development                                                           6,373,884
      Interest expense for intangible asset                                                                             223,713
      Write off of Spin-Pro Asset                                                                                       226,323
      Changes in assets and liabilities:
        Accounts receivable                                                (125,356)           108,359                 (142,263)
        Other receivables                                                     4,627             (4,627)                  37,751
        Inventory                                                                                                        26,508
        Prepaid expenses and other                                           (6,011)            30,745                   (3,042)
        Accounts payable and accrued liabilities                            (36,981)           392,208                1,254,646
        Deferred compensation                                                88,000            119,534                  242,530
        Advances from clients                                               148,641             90,213                   95,192
                                                                         ----------         ----------            -------------
           Sub-total                                                        203,594          1,033,013               14,037,450
                                                                         ----------         ----------            -------------
           Net cash provided by (used in) operating activities               31,386            118,347               (9,464,906)
                                                                         ----------         ----------            -------------
Cash flows from investing activities:
      Cash acquired in connection with mergers                                                                          221,698
      Advances to BioQuant prior to acquisition, net                                                                   (145,000)
      Capital expenditures                                                   (1,425)           (11,200)                (313,581)
      Orgainzation costs                                                                                                 (5,000)
      Deposits and other                                                                                                 (4,702)
      Purchase of short-term investments                                                                               (973,110)
      Proceeds from short-term investments                                                                              973,110
                                                                         ----------         ----------            -------------
           Net cash used in  investing activities                            (1,425)           (11,200)                (246,585)
                                                                         ----------         ----------            -------------
Cash flows from financing activities:
        Common stock sold for cash or services                                                                        9,548,905
        Purchases of technology license                                                                              (1,027,823)
        Borrowings from related parties                                                                                 859,963
        Preferred stock sold for cash                                                                                 3,100,000
        Cost of equity                                                                                               (1,811,325)
        Preferred stock dividend paid                                                                                  (152,266)
        Common stock exercise proceeds                                                                                   28,253
        Proceeds with related parties                                                                                   141,469
        Net proceeds (repayment) of bank borrowings                          17,692            (21,631)                (250,555)
        Proceeds of Second Bridge Loan                                                                                1,000,000
        Repayment of Second Bridge Loan                                                                              (1,000,000)
        Transfer (to) from restricted cash                                   (1,847)             8,157                  (69,143)
        Payments on capital lease obligations                               (39,191)           (36,118)                (555,440)
                                                                         ----------         ----------            -------------
            Net cash (used in) provided by financing activities             (23,346)           (49,592)               9,812,038
                                                                         ----------         ----------            -------------
      Net change in cash and cash equivalents                                 6,615             57,555                  100,547
      Cash and cash equivalents, beginning of period                         93,932             36,377                        0
                                                                         ----------         ----------            -------------
      Cash and cash equivalents, end of period                           $  100,547         $   93,932            $     100,547
                                                                         ==========         ==========            =============


The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR
           THE PERIOD FROM INCEPTION (DECEMBER 1992) TO JUNE 30, 2001

                                                                                                              Deficit
                                                                                   Preferred     Common     Accumulated
                                    Common Stock                  Preferred Stock  Additional  Additional   during the
                                 ------------------- Subscription ---------------   Paid-in      Paid-in    Development
                                 Shares     Amount    Receivable   Shares  Amount   Capital      Capital        Stage       Total
                                 -------  ---------   ----------   ------  ------   -------    ----------   ------------ -----------
Common stock issued for
  cash at inception
  (December 1992)                511,862     $5,119   ($245,000)                                 $494,881                  $255,000
Cash received in
  satisfaction of
  subscription receivable                               161,000                                                             161,000
Net loss                                                                                                      (199,455)    (199,455)
                                 -------  ---------   ----------   ------  ------   -------    -----------  -----------  -----------
  Balance, June 30, 1993         511,862      5,119     (84,000)       0       0         0        494,881     (199,455)     216,545

Common stock issued in
  connection with purchase
  of technology license
  and services                    62,561        569     (55,556)                                   54,987                         0
Cash received in satisfaction
  of subscription receivable                             84,000                                                              84,000
Cash received in satisfaction
  of subscription receivable                             38,578                                                              38,578
Stockholder loans converted
  to equity                                                                                       310,000                   310,000
Common stock issued for cash       4,739         47                                                49,953                    50,000
Net loss                                                                                                      (732,874)    (732,874)
                                 -------  ---------   ----------   ------  ------   -------    -----------  -----------  -----------
  Balance, June 30, 1994         579,162      5,735     (16,978)       0       0         0        909,821     (932,329)     (33,751)

Services provided in
  satisfaction of subscription
  receivable                                             16,978                                                              16,978
Stockholder loans converted to
  equity                                                                                          324,963                   324,963
Common stock issued for
  services and loan guarantees    47,867        479                                                80,021                    80,500
Common stock issued in
  connection with acquisition
  of Pacific Biometrics, Inc.
  (a Washington corporation)     189,061      1,891                                               143,109                   145,000
Common stock issued for cash      42,181        422                                               553,478                   553,900
Conversion from $0.01 par
  value to no par value
  common stock                            2,011,392                                            (2,011,392)                        0
Net loss                                                                                                    (1,664,190)  (1,664,190)
                                 -------  ---------   ----------   ------  ------   -------    -----------  -----------  -----------
Balance, June 30, 1995           858,271  2,019,919           0        0       0         0              0   (2,596,519)    (576,600)


                 The accompanying notes are an integral part of these consolidated financial statements.


                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR
           THE PERIOD FROM INCEPTION (DECEMBER 1992) TO JUNE 30, 2001



                                      Common Stock                     Preferred Stock
                                  -------------------   Subscription   ---------------
                                   Shares     Amount     Receivable    Shares    Amount
                                  --------  ----------  ------------   ------    ------
Balance, June 30, 1995             858,271   2,019,919        0             0         0
Common stock issued for cash        45,500     360,000
Common stock issued for
  services                         135,080     466,026
Issuance of $0.01 par value
  common stock in exchange
  for no par value common
  stock in acquisitions of
  BioQuant and Pacific
  Biometrics, Inc. (PBI-WA)                 (2,835,556)
Common stock issued in
  connection with
  acquisition of BioQuant          700,364       7,003
Net loss
                                 ---------  ----------  ------------   ------    ------
Balance, June 30, 1996           1,739,215      17,392        0             0         0

Common stock issued for
  services                          64,000         640
Stockholder loans converted
  to common stock                  142,274       1,423
Common stock issued for cash         2,900          29
Initial Public Offering (IPO)    1,700,000      17,000
Underwriter commissions and
  IPO costs
Common stock issued upon
  exerciseof stock options          57,133         571        0
Net loss
                                 ---------  ----------  ------------   ------    ------
Balance, June 30,1997            3,705,522      37,055        0             0         0

Preferred stock issued for
  cash                                                              1,550,000    15,500
Cost of preferred stock issue
Common stock issued upon
  exercise of stock options          4,149          42        0
Net loss
Preferred stock dividends paid
Deemed preferred stock
  dividends
                                 ---------  ----------  ------------   ------    ------
Balance, June 30, 1998           3,709,671     $37,097       $0     1,550,000   $15,500

Common stock issued for
  services                         100,500       1,005
Warrants issued related to
  financing agreements
Net loss
Preferred stock dividends
  paid or accrued
                                 ---------  ----------  ------------   ------    ------
Balance, June 30, 1999           3,810,171     $38,102       $0     1,550,000   $15,500




                                                                Deficit
                                  Preferred     Common        Accumulated
                                  Additional   Additional      during the
                                   Paid-in      Paid-in       Development
                                   Capital      Capital           Stage          Total
                                   -------    -----------     ------------    -----------
Balance, June 30, 1995                   0              0      (2,596,519)      (576,600)
Common stock issued for cash                                                     360,000
Common stock issued for
  services                                                                       466,026
Issuance of $0.01 par value
  common stock in exchange
  for no par value common
  stock in acquisitions of
  BioQuant and Pacific
  Biometrics, Inc. (PBI-WA)                     2,835,556                              0
Common stock issued in
  connection with
  acquisition of BioQuant                       5,919,997                      5,927,000
Net loss                                                       (7,560,863)    (7,560,863)
                                ----------    -----------    -------------   ------------
Balance, June 30, 1996                   0      8,755,553     (10,157,382)    (1,384,437)

Common stock issued for
  services                                        220,160                        220,800
Stockholder loans converted
  to common stock                                 489,422                        490,845
Common stock issued for cash                        9,976                         10,005
Initial Public Offering (IPO)                   8,058,000                      8,075,000
Underwriter commissions and
  IPO costs                                    (1,790,290)                    (1,790,290)
Common stock issued upon
  exerciseof stock options                         25,932               0         26,503
Net loss                                                       (1,577,229)    (1,577,229)
                                ----------    -----------    -------------   ------------
Balance, June 30,1997                    0     15,768,753     (11,734,611)     4,071,197
Preferred stock issued for
  cash                           3,084,500                                     3,100,000
Cost of preferred stock issue      (21,034)                                      (21,034)
Common stock issued upon
  exercise of stock options                         1,708                          1,750
Net loss                                                       (4,611,836)    (4,611,836)
Preferred stock dividends paid      53,648        (70,093)                       (16,445)
Deemed preferred stock
  dividends                      1,937,500     (1,937,500)                             0
                                ----------    -----------    -------------   ------------
Balance, June 30, 1998          $5,054,614    $13,762,868    ($16,346,447)    $2,523,632

Common stock issued for
  services                                         78,309                         79,314
Warrants issued related to
  financing agreements                             49,447                         49,447
Net loss                                                       (6,069,035)    (6,069,035)
Preferred stock dividends
  paid or accrued                  (53,648)      (248,000)                      (301,648)
                                ----------    -----------    -------------   ------------
Balance, June 30, 1999          $5,000,966    $13,642,624    ($22,415,482)   ($3,718,290)


 The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR
           THE PERIOD FROM INCEPTION (DECEMBER 1992) TO JUNE 30, 2001



                                                       Common Stock                      Preferred Stock
                                                 -----------------------  Subscription  ------------------
                                                   Shares       Amount     Receivable     Shares    Amount
                                                 ----------    ---------   ----------   ---------  --------
Balance, June 30, 1999                            3,810,171     $38,102        $0       1,550,000   $15,500
Warrants issued relating to financing agreement
Net loss
Preferred stock dividends paid or accrued
Balance, June 30, 2000                            3,810,171     $38,102        $0       1,550,000   $15,500
Net loss
Preferred stock dividends paid or accrued
Balance, June 30, 2001                            3,810,171     $38,102        $0       1,550,000   $15,500




                                                                                   Deficit
                                                     Preferred       Common      Accumulated
                                                     Additional    Additional    during the
                                                      Paid-in       Paid-in      Development
                                                      Capital       Capital         Stage           Total
                                                     ----------    ----------   --------------   -----------
Balance, June 30, 1999                               $5,000,966    $13,642,624   ($22,415,482)   ($3,718,290)
Warrants issued relating to financing agreement                         38,000                        38,000
Net loss                                                                             (914,666)      (914,666)
Preferred stock dividends paid or accrued                             (248,000)                     (248,000)
Balance, June 30, 2000                               $5,000,966    $13,432,624   ($23,330,148)   ($4,842,956)
Net loss                                                                             (172,208)      (172,208)
Preferred stock dividends paid or accrued                             (248,000)                     (248,000)
Balance, June 30, 2001                               $5,000,966    $13,184,624   ($23,502,356)   ($5,263,164)


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

Restricted Cash

During 1997, in connection with the signing of a new facility lease in Seattle, Washington, the Company was required to maintain $100,000 as a security deposit, throughout the term of the lease. This amount has been reduced to $69,143 as of June 30, 2001 and has been recorded as restricted cash on the accompanying consolidated balance sheet.

Long - Lived Assets

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

All of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized. See also Note 15.

Technology Licenses

The Company had an exclusive worldwide license for the use of a transdermal perspiration collection device for all medical diagnostic applications of Sudormed's skin patch technology. This license allowed for the development of all other potential applications of such technology, except for those relating to alcohol and drugs of abuse. Pursuant to the license agreement, the Company had agreed to pay Sudormed approximately $3 million over a fifteen-month period plus an ongoing royalty payment based on the amount of sales of products developed under this license. Such payments included a lump-sum payment of $1.6 million due in December 1998. The Company is in default on this obligation.

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

Reclassifications

Certain reclassifications have been made to the consolidated statement of operations for 2000 and for the period from inception to date in order to conform to the 2001 presentation.

Risks and Uncertainties

Any product that the Company develops will likely require approvals from the Food and Drug Administration (FDA) and international regulatory agencies prior to commercialized sales. With respect to the Company's Osteopatch product, the Company failed to recieve FDA approval and, as a result, has ceased product development and has defaulted with respect to the Sudormed license agreement.

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

4.   CONCENTRATION OF CREDIT RISK

One customer individually accounted for approximately 16% of the Company's total sales in fiscal 2001. Two customers individually accounted for approximately 20 percent of the Company's total sales in fiscal 2000. Sales to the Company's five largest customers represented approximately 49 percent and 41 percent of total sales in fiscal 2001 and fiscal 2000, respectively. The Company reviews a customer's credit history before extending credit, and generally does not require collateral from customers. The Company establishes allowances for doubtful accounts when management believes the Company is exposed to credit risk.

5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2001:

Laboratory equipment.............................................................              $ 138,051
Computer equipment...............................................................                124,499
Office furniture and equipment...................................................                 63,539
Leasehold improvements...........................................................                 33,039
Equipment held under capital leases..............................................                602,014
                                                                                                --------
Gross property and equipment.....................................................                961,142
Less accumulated depreciation and amortization...................................               (839,486)
                                                                                                --------
Net property and equipment.......................................................               $121,656
                                                                                                --------

6.  CAPITAL LEASES

The Company leases laboratory and other equipment under capital lease arrangements. The obligations under capital leases have interest rates ranging from 8% to 9% and mature at various dates through 2003. Annual future minimum lease payments for years subsequent to June 30, 2001 are as follows:

                  2002                                           $     461,392
                  2003                                                 26,515
                  2004                                                 13,295
                  2005                                                  1,108
                                                              ----------------
                  Total minimum payments                              502,310
                  Less amount representing interest                   (10,610)
                                                              ----------------
                  Obligations under capital leases                    491,700
                  Less current portion                               (440,108)
                                                              ---------------
                  Long term portion                             $      51,592
                                                              ===============



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

The Company has continued to negotiate forbearance agreements with Transamerica Business Credit related to payments due on capital leases. In exchange for the most recent Forbearance Agreement the Company repriced warrants previously issued to Transamerica, has granted Transamerica additional warrants and a lien position on assets of the Company. This Forbearance Agreement expired on September 30, 1999 and was extended again through December 31, 1999 in exchange for 150,508 additional warrants. A discount of $38,000 was recorded for the value of the warrants issued. Although the Forbearance Agreement has expired, Transamerica has not taken action to collect the debt, which approximates $460,000.

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

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and the like. The Preferred Stock provides for a cumulative cash dividend payable quarterly in arrears at an annual rate of 8%. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which the Preferred Stock is convertible. To date, no such efforts have been untertaken. The Company is not current on dividend payments and, as of June 30, 2001 approximately $660,000 in dividends have accrued. See Note 12 for calculation of beneficial conversion and imputed preferred stock dividend.

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

8.   INCOME TAXES

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through June 30, 2001. At June 30, 2001, the Company has net operating loss carryforwards available to offset future taxable income for federal and state income tax purposes of approximately $17 million; such carryforwards expire in various years through 2021. Deferred tax assets include these net operating loss carryforwards as well as certain expenses that are reported for book and tax purposes in different periods. The Company has provided a valuation allowance to offset all deferred tax assets due to the uncertainty of realization.

Under the Tax Reform Act of 1986, the amounts of and benefits from the Company's net operating loss carry forwards are limited due to a cumulative ownership change that occurred over a three year period. However, based upon preliminary estimates, management believes that the effect of such limitation, will not have a material adverse effect on its financial condition or results of operations.


9.  SUPPLEMENTARY INFORMATION ON NONCASH TRANSACTIONS

Equipment Purchased Under Capital Lease

       Year                                                             Equipment Value
       ----                                                             ---------------
       1996                                                                $  28,006
       1997                                                                  477,428
       1998                                                                  370,888
       1999                                                                   14,998
       2000                                                                   50,000
                                                                           ---------

       From inception to June 30, 2001                                     $ 941,320
                                                                           =========

Stockholder Loans Converted to Equity

During 1997, certain of the Company's stockholders converted their loans to the Company for 142,274 shares of the Company's common stock, valued at $3.45 per share. The amount converted was $490,845, including accrued interest of $30,845. For the period from inception to June 30, 2001, a total of $1,125,808 in stockholder loans have been converted to equity.

Common Stock Issued for Technology License, Services and Loan Guarantees

The Company has issued common stock for technology licenses, services and loan guarantees as follows:

        Year Issued                                                       Number of Shares         Estimated Fair Value
        -----------                                                       ----------------         --------------------
             1994                                                              62,561                   $ 55,556
             1995                                                              47,867                     80,500
             1996                                                             135,080                    466,026
             1997                                                              64,000                    220,800
             1999                                                             100,500                     79,314
                                                                              -------                   --------
             For the period from inception to June 30, 2001                   410,008                  $ 902,196
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

In connection with the BioQuant merger, all outstanding options to purchase BioQuant shares became fully vested and were converted to 491,535 options to purchase shares of the Company's common stock. The following is a summary of the activity in the Plan for the period from inception:

                                                                          SHARES UNDER OPTIONS
                                                                          --------------------
                                                                            Weighted Average
                                                     Exercise Price          Exercise Price
                                                       per Share                per Share                Shares
                                                       ---------                ---------                ------
  Conversion of BioQuant options                     $0.13 - $0.63               $0.27                     491,535
  Granted                                                  -                        -                         -
  Exercised                                                -                        -                         -
  Terminated
                                                       ---------                ---------               ----------

Options outstanding at June 30, 1996                  $0.13 - $0.63              $0.27                     491,535

  Granted                                             $2.38 - $5.00              $3.69                     761,908
  Exercised                                           $0.13 - $0.63              $0.54                     (57,133)
    Terminated                                        $     4.75                 $4.75                      (5,000)
                                                       ---------                ---------               ---------

Options outstanding at June 30, 1997                  $0.13 - $5.00               $2.42                  1,191,310
                                                      =============               =====                  =========

  Granted                                             $2.66 - $3.50               $3.27                    313,900
  Exercised                                                $0.42                  $0.42                     (4,149)
    Terminated                                        $0.63 - $4.75               $2.80                    (13,607)
                                                       ---------                ---------                ---------

Options outstanding at June 30, 1998                  $0.13 - $5.00               $2.60                  1,487,454
                                                      =============               =====                  =========
     Granted                                          $1.63 - $0.25               $0.29                    252,599
     Exercised                                              $0.00                 $0.00                          0
     Terminated                                       $0.42 - $5.00               $2.73                   (111,109)
                                                       ---------                ---------                ---------

Options outstanding at June 30, 1999                  $0.13 - $5.00               $2.24                  1,628,944
                                                      =============               =====                  =========

     Granted                                                $0.00                 $0.00                         0
     Exercised                                              $0.00                 $0.00                         0
     Terminated                                       $0.25 - $5.00               $3.15                  (656,044)
                                                       ---------                ---------               ---------

Options outstanding at June 30, 2000                  $0.13 - $4.75               $1.62                   972,900
                                                      =============               =====                 =========

Granted                                                     $0.00                 $0.00                         0
     Exercised                                              $0.00                 $0.00                         0
     Terminated                                       $0.25 - $4.75               $1.25                  (17,853)
                                                       ---------                ---------               ---------

Options outstanding at June 30, 2001                  $0.13 - $4.75               $1.63                  955,047
                                                      =============               =====                  =======

The weighted average contractual life remaining of options outstanding at June 30, 2001 is approximately 3 years. The following information applies to options outstanding at June 30, 2001:


                           Options Outstanding                                            Options Exercisable
                           -------------------                                            -------------------
                                    Weighted
                                     average             Weighted                                     Weighted
     Range of                       remaining            average                                       average
      exercise        Number       contractual           exercise                   Number            exercise
       Prices       outstanding    life (years)            price                  exercisable           price
  ---------------  ------------   -------------          ---------               ------------        -----------

  $0.13-$0.13        309,606             2                 $0.13                     309,606             $0.13
  $0.25-$0.69        228,481             3                 $0.37                     228,481             $0.37
  $1.63-$3.50        400,960             1                 $3.38                     382,335             $3.39
  $3.69-$5.00         16,000             .5               $4.48                       16,000             $4.48
                    ----------                                                    -----------         -----------

                     955,047                                                         936,422             $1.59
                    ==========                                                    ==========          ===========

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123. No stock options were granted in 2001 or 2000. Had compensation cost been determined based on the fair value of stock options granted in a manner consistent with the method promulgated by SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts below:

                                For the Years Ended June 30,
                                ---------------------------
                                  2001               2000
                                  ----               ----
Net loss:
  As reported                  $(172,207)         $(914,666)
  Pro forma                    $(366,628)        $(1,403,051)
Loss per share:
  As reported                    $ (.11)            $ (.31)
  Pro forma                      $ (.16)            $ (.43)

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

In October 1996, as a part of the IPO, 1,700,000 redeemable warrants were issued. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $12.00. The warrants expired on June 30, 1999.

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

In January of 1999, the principals of the landlord of the Company's Lake Forest facility advanced the Company $15,000 and received 45,000 warrants related to the advance. A discount of $23,400 was recorded for the value of the warrants.

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

The following is a summary of the activity for the period from inception:

                                                                         WARRANTS UNDER OPTIONS
                                                                         ----------------------
                                                                            Weighted Average
                                                     Exercise Price          Exercise Price
                                                       per Share                per Share                Shares
                                                       ---------                ---------                ------
  Conversion of BioQuant warrants                         $4.22                  $4.22                     74,083
  Granted                                                 $5.70                  $5.70                     50,000
  Exercised                                                 -                      -                          -
  Terminated                                                -                      -                          -
                                                       ---------                ---------               ---------
Warrants outstanding at June 30, 1996                      $4.81                 $4.81                    124,083

  Granted                                             $2.63 - $12.00            $10.56                  2,171,429
  Exercised                                                 -                      -                          -
  Terminated                                                -                      -                          -
                                                       ---------                ---------               ---------
Warrants outstanding at June 30, 1997                 $2.63 - $12.00            $10.25                  2,295,512

  Granted                                             $3.10 - $3.31              $3.13                    115,094
  Exercised                                                 -                      -                          -
  Terminated                                              $5.70                  $5.70                   (300,000)
                                                       ---------                ---------               ---------
Warrants outstanding at June 30, 1998                 $2.63 - $12.00             $10.51                 2,110,606
Granted                                               $0.34 - $0.27               $0.29                   138,024




Repriced - Old Price                                      $2.63                   $2.63                   (51,429)
Repriced - New Price                                      $0.50                   $0.50                    51,429
Exercised                                                   -                      -                         -
Terminated                                               $12.00                  $12.00                (1,700,000)
                                                       ---------                ---------               ---------
Warrants outstanding at June 30, 1999                 $0.27 - $5.70               $3.11                   548,630

Granted                                                   $0.09                   $0.09                   150,508
Repriced - Old Price                                      $0.50                   $0.50                   (40,000)
Repriced - New Price                                      $0.09                   $0.09                    40,000
Repriced - Old Price                                      $0.09                   $0.09                  (190,508)
Repriced - New Price                                    $0.0625                 $0.0625                   190,508
Exercised                                                   -                      -                         -
Terminated                                                  -                      -                         -
                                                       ---------                ---------               ---------
Warrants outstanding at June 30, 2000               $0.0625 - $5.70               $2.42                   699,138

Terminated                                            $4.22 - $5.70                5.25                  (244,083)
                                                       ---------                ---------               ---------
Warrants outstanding at June 30, 2001               $0.0625 - $3.31               $0.91                   455,055
                                                    ===============               =====                 ==========

12. EARNINGS PER SHARE

As the Company had a net loss from continuing operations for the years ended June 30, 2001 and 2000 and for the period from inception to June 30, 2001, the basic and diluted net loss per share are the same.

Net loss applicable to common stockholders includes $248,000 in cumulative dividends on the convertible preferred stock during both years ended June 30, 2001 and 2000, and $1,937,500 for the non-cash imputed dividend related to the beneficial conversion feature on the convertible preferred stock and preferred stock option in the inception to date period. The beneficial conversion feature is computed as the difference between the quoted market price of a share of common stock on date of issue and the conversion price times all shares of preferred stock sold and under option. The imputed dividends are a non-cash one-time charge based on the immediate conversion feature.

Basic and diluted loss per common share were calculated as follows:

                                                                                            For the Period
                                                                                            from Inception
                                               2001                      2000              to June 30, 2001
                                           ------------           --------------           ----------------
         Net Loss                          $  (172,208)            $   (914,666)           $   (23,502,356)
         Preferred Stock cumulative
         dividend                             (248,000)                (248,000)                  (814,093)
         Imputed dividend on Preferred
           Stock issued                              -                        -                 (1,156,250)
         Imputed  dividend on
           Preferred Stock
           Option Granted                            -                        -                   (781,250)
                                           ------------           --------------           ----------------


         Net Loss available to common
           Shareholders                    $   (420,208)           $  (1,162,666)           $   (26,253,949)
                                           ============           ==============           ================

         Basic and diluted
          loss per share                   $       (.11)           $       (.31)
                                           ============           =============
         Number of shares used in
          per-share calculation               3,810,171               3,810,171
                                           ============           =============

13.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into non-cancelable operating leases for office facilities. Under these leases, the Company is responsible for its proportionate share of real estate taxes, insurance and common area maintenance costs. Rent expense was $245,709 and $226,744 for the years ended June 30, 2001 and 2000, respectively, and $1,814,430 for the period from inception to June 30, 2001.

Future minimum lease payments are as follows:

                           Year Ended June 30,
                           -------------------
                           2002                       $  255,617
                           2003                          259,312
                           2004                          261,674
                           2005                          234,483
                           2006                          226,252
                           Thereafter                    310,232
                                                         -------
                                                      $1,547,570
                                                      ==========

Employment and Noncompetition Agreements

The Company has entered into employment and noncompetition agreements with four executives. These agreements expired during fiscal 1999. In July, 1998 an executive, who is covered by such agreements resigned. The Company incurred a severance liability of approximately $102,000 of which $45,000 is unpaid as of June 30, 2001.

Legal Proceedings

On May 10, 2001 a Final Judgment of Permanent Injunction was issued by the United States District Court for the District of Columbia ordering the Company to (a) file with the SEC, on or before June 29, 2001,: (1) the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 2000; (2) the Company's Quarterly Reports on Form 10-QSB for its quarters ended March 31, September 30, and December 31, 2000; and (3) such other periodic reports which may become due prior to the entry of the Final Judgment, and (b) file timely and in proper form with the SEC accurate and complete information and reports of the Company as are required to be filed under the securities laws. All such reports were filed on June 29, 2001. Accordingly, the Company believes it is currently in compliance with such Final Judgment.

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

As previously reported, the landlord of the Company's previous office and laboratory space in Lake Forest, California was proceeding against the Company to cancel the lease. The landlord has obtained a judgment against the Company from Orange County Superior Court for approximately $150,000 related to the default on the lease. In addition, liabilities continue to accrue at about $13,000 per month until the space is leased. The total liability to the Company is estimated to be approximately $350,000, which has been accrued in the accompanying financial statements at June 30, 2001. The Company has been advised by Saigene Corporation ("Saigene"), the proposed purchaser of the Company's laboratory, that Saigene has purchased from the landlord of the Lake Forest property, for the sum of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company's laboratory assets to Saigene. However, it is unclear whether or not Saigene may re-assign such rights to the landlord if the sale of the laboratory assets to Saigene is not completed. In any event, Saigene, under the terms of the First Amendment to the Purchase Agreement, has agreed that Saigene will be responsible for satisfaction of such judgment and, therefore, the Company believes it would be entitled to seek recovery from Saigene for any costs or liabilities as a result of Saigene's failure to satisfy such claim.

Pending Transaction

In August of 1999, the Company announced the signing of a Letter of Intent to sell its Seattle laboratory business and assets to Saigene Corporation, a privately held company located in Redmond, Washington. In September 1999, the Company signed a Management Agreement with Saigene giving them operational control over the laboratory. In May 2000, the Company announced the signing of a Contract with Saigene Corporation to sell to Saigene all of the business and assets of the Company's Seattle laboratory for a total consideration of $4,000,000. Stockholder approval will be required to complete this transaction. The purchase price is comprised of the following: 1) $200,000 already advanced to support the operation of the laboratory under a Management Agreement with Saigene dated September 15, 1999; 2) The assumption of approximately $1,200,000 in debt; 3) $700,000 in cash; and, 4) A promissory note in connection with the redemption of $1,900,000 of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock will be returned to the Company. These amounts are subject to adjustment upon audit of funds advanced and the May 31, 2000 balance sheet of the laboratory operation. The cash portion of the purchase is payable as follows: 1) $50,000 which was paid upon signing; 2) $350,000 paid on June 15, 2000; and, 3) $300,000 placed into escrow on June 15, 2000 to be paid to the Company upon stockholder approval. The assumption of debt in the amount of $1,200,000 includes: $350,000 to settle the debt with the landlord of the Company's Lake Forest, California office and laboratory facility; $400,000 of equipment lease financing obligations with Transamerica; $140,000 of additional equipment leases; and accrued expenses and accounts payable of the laboratory.

On June 26, 2000, the Company announced that Saigene failed to make the cash payment of approximately $650,000 due on June 15, 2000 under the Purchase Agreement, and that Saigene requested an extension of time in order to comply. Accordingly, the Purchase Agreement was amended on June 22, 2000 (the "Amendment"). The Amendment extended the Closing Date of the Purchase Agreement from June 15, 2000 to August 15, 2000 and required Saigene to pay $150,000 of the purchase price on or before July 15, 2000. The balance of cash and escrow payments and all other consideration due originally on June 15 were due on August 15, 2000. In exchange for this extension, Saigene agreed (i) to waive all financial claims against the Company for funds advanced under the Management Agreement and forfeit all monies paid under the Purchase Agreement and (ii) to be responsible for all liabilities previously assumed by Saigene or agreed to be assumed by Saigene including the debt to the Company's Lake Forest, California landlord in the event that Saigene fails to make cash payments due on July 15 or August 15, 2000.

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

Saigene failed to complete the Purchase Agreement on January 20, 2001 but has elected to extend the Closing Date on a month-by-month basis having made all required payments due through December 20, 2000 and all payments due from January 20, 2001 through August 20, 2001.

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


14.  RELATED PARTY TRANSACTIONS

The Company has entered into deferred compensation agreements with four of its senior executives. The agreements provide that a specified portion of their salaries be deferred until they elect to receive the deferred amount. Deferred compensation expense in connection with these agreements was $88,000 and $119,533 for the years ended June 30, 2001 and 2000, respectively, and $558,363 for the period from inception to June 30, 2001. In 1997, the liability for deferred compensation of $64,413 was converted to a promissory note bearing annual interest at 7% and is payable on demand. In 1999, the liability for deferred compensation of $198,583 was converted to a promissory note bearing annual interest at 7% and is payable on demand. This obligation is included with notes payable to related parties on the accompanying consolidated balance sheet. The Company has not made any interest payments since September of 1998. Deferred compensation of $295,368 to senior executives and other current & former employees was due as of June 30, 2001 and is not part of the above-mentioned notes payable.

The Company had entered into a contract for management and consulting services with a company owned by certain of the Company's stockholders. The Company incurred $109,000 and $186,000 for management and consulting services provided during the years ended June 30, 1995 and 1996, respectively, and $295,000 for the period from inception to June 30, 2001. The liability for management consulting services under the contract of $187,000 as of June 30, 1996 was converted in 1997 to a promissory note bearing annual interest at 7% and is payable on demand. This obligation is included with notes payable to related parties on the accompanying consolidated balance sheet. The management contract was terminated effective June 28, 1996.


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