Form 10QSB
period 2001-09-30
PACIFIC BIOMETRICS INC
filed 2001-11-19
CIK 1020475

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 2001
                              ------------------------


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of October 31, 2001 there were outstanding 3,810,171 shares of common stock.

Transitional Small Business Disclosure Format (check one) Yes ( )  No (X)

                            PACIFIC BIOMETRICS, INC.

                              INDEX TO FORM 10-QSB



PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

ITEM 1  - FINANCIAL STATEMENTS

Consolidated Balance Sheet...................................................  3

Consolidated Statements of Operations........................................  4

Condensed Consolidated Statements of Cash Flows..............................  5

Notes to Consolidated Financial Statements...................................  6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS........................................................  9

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS................................................... 15

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS........................... 15

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES..................................... 15

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS.................................................. 15

ITEM 5 - OTHER INFORMATION................................................... 16

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.................................... 16

                            PACIFIC BIOMETRICS, INC.

                      (A COMPANY IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)



                                     ASSETS

Current assets:
    Cash and cash equivalents                                      $    45,082
    Accounts receivable, net of allowance for doubtful
          accounts of $28,890                                          204,656
    Prepaid expenses and other                                          20,839
                                                                   -----------
          Total current assets                                         270,577

Property and equipment, net                                            103,325

Other assets:
    Restricted cash                                                     69,607
                                                                   -----------
          Total assets                                             $   443,509
                                                                   ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Notes payable to bank                                          $    12,473
    Notes payable to related parties                                   522,230
    Notes payable other                                                 19,817
    Accounts payable                                                   485,243
    Accrued liabilities                                                856,976
    Dividends payable                                                  723,828
    Deferred compensation                                              295,368
    Advances from customers                                            239,573
    Technology licenses payable                                      2,244,040
    Capital lease obligations-current portion                          441,213
                                                                   -----------
          Total current liabilities                                  5,840,761

Capital lease obligations - long term portion                           50,092
                                                                   -----------
          Total liabilities                                          5,890,853
                                                                   -----------

Stockholders' deficit:
    Preferred stock, $0.01 par value, 5,000,000 shares
          authorized, 1,550,000 shares issued and outstanding           15,500
    Common stock, $0.01 par value, 30,000,000 shares
          authorized, 3,810,171 shares issued and outstanding           38,102
    Additional paid-in capital Preferred Stock                       5,000,966
    Additional paid-in capital Common Stock                         13,122,624
    Deficit accumulated during the development stage               (23,624,536)
                                                                   -----------
          Total stockholders' deficit                               (5,447,344)
                                                                   -----------
          Total liabilities and stockholders' deficit              $   443,509
                                                                   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.

                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
     AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                                                               For the Period
                                                        Three Months Ended September 30        from Inception
                                                      ------------------------------------   (December 1992) to
                                                           2001                  2000         September 30, 2001
                                                      --------------         -------------    ------------------
Revenues                                                $ 372,562             $ 307,066          $ 12,651,016
                                                        ---------             ---------          ------------

Operating expenses:
    Laboratory expense and cost of goods sold             259,348               231,499             9,079,426
    Research and product development                        4,209                12,474             5,724,117
    Selling, general and administrative                   274,269               257,505            11,144,664
    Purchased in-process research and development               0                     0             6,373,884
    Amortization of intangible assets                           0                     0             1,616,565
                                                        ---------             ---------          ------------

          Total operating expenses                        537,826               501,478            33,938,656
                                                        ---------             ---------          ------------

Operating loss                                           (165,264)             (194,412)          (21,287,640)
                                                        ---------             ---------          ------------

Other income (expense):
    Interest expense                                      (23,648)              (21,121)             (857,836)
    Interest income                                           473                   654               326,001
    Write-off of intangible assets                              0                     0            (2,078,100)
    Grant and other income                                 66,259                27,097               273,039
                                                        ---------             ---------          ------------

           Total other income                              43,084                 6,630            (2,336,896)
                                                        ---------             ---------          ------------

Net loss                                                $(122,180)            $(187,782)         $(23,624,536)
                                                        =========             =========          ============

Preferred stock dividend accrued                          (62,000)              (62,000)
                                                        ---------             ---------

Net loss applicable to common stockholders              $(184,180)            $(249,782)
                                                        =========             =========

Basic and diluted loss per share                          $ (0.05)              $ (0.07)
                                                        =========             =========

Number of shares used in per-share calculation          3,810,171             3,810,171
                                                        =========             =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.

                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO SEPTEMBER 30, 2001

                                   (UNAUDITED)

                                                       Three Months Ended           For the Period
                                                          September 30              from Inception
                                                  ----------------------------    (December 1992) to
                                                     2001               2000       September 30, 2001
                                                     ----               ----       ------------------
Cash used by operating activities                 $ (7,004)         $ (28,870)       $ (9,441,602)

Cash used by investing activities                        -                  -            (246,585)

Cash (used) provided by financing activities       (48,461)            10,282           9,733,269
                                                  --------          ---------        ------------

Net Change in cash and cash equivalents            (55,465)           (18,588)             45,082

Cash and cash equivalents, beginning of period     100,547             93,932                   -
                                                  --------          ---------        ------------

Cash and cash equivalents, end of period          $ 45,082          $  75,344        $     45,082
                                                  ========          =========        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Pacific Biometrics, Inc. ("PBI" or the "Company") is a development stage company that provides specialty reference laboratory services to the pharmaceutical and diagnostics industries at its laboratory facility in Seattle, Washington. The Company had previously been engaged in the development and commercialization of non-invasive diagnostics to improve the detection and management of chronic diseases. Due to a lack of significant resources, the Company has suspended such activities for the foreseeable future. The Company has developed two patented platform technologies that permit the use of sweat and saliva as diagnostic fluids.

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

In May 2000, 3M notified the Company that, in its capacity as a secured party in possession of the Sudormed assets, it demands payment in full of the $1.6 million plus accrued interest and fees due under the License Agreement between the Company and Sudormed. 3M is seeking to settle this claim or seek a judgment in a court of law and has objected to the laboratory sale transaction that is proceeding with Saigene. The Company disputes 3M's claim and intends to defend itself in this matter. If 3M should be successful in blocking the proposed sale of the laboratory, or commences a legal action against the Company, the Company may have no alternative than to seek protection from creditors under the bankruptcy laws (see Note 5 - Pending Transactions).

The Company has licensed exclusive rights, related to bone resorption in human perspiration, to use patented pyridinium crosslinks antibody technology (this is an exclusive worldwide license excluding Japan). The Company owns a fully paid license to the assay technology used with the OsteoPatch(TM) product. Licensing fees to this antibody technology have been fully amortized.

The SalivaSac(Registration Mark) is a proprietary patented product of the Company that collects and processes saliva for medical diagnostic purposes.

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

In April 2000, the Company entered into an agreement to sell the laboratory business, the only source of revenue for the Company (see Note 5 - Pending Transactions). Additionally, the Company's securities have been delisted from the Nasdaq Stock Market.

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

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence for the near term. These steps include significant reductions in expenses and staffing, suspension of research and development projects, attempts to license or sell SalivaSac(R) technology, renegotiations of contractual commitments, and a proposed sale of the Company's laboratory (see
Note 5-Pending Transactions).

Even if the Company is able to sell the laboratory operations, the Company will still have significant debts and claims that need to be settled. The Company will attempt to settle these debts with cash, stock, and technology assets. There can be no assurance that the Company will be successful in these negotiations and therefore may have to seek protection from creditors under the bankruptcy laws (see Note 5 - Pending Transactions).

4. EARNINGS PER SHARE

The Company's common stock equivalents are anti-dilutive for the three months ended September 30, 2001 and 2000, and therefore are not included in the fully diluted loss per share calculation for that period.

Net loss applicable to common stockholders includes $62,000 in cumulative dividends on the convertible preferred stock for each of the three month periods ended September 30, 2001 and 2000.

5. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On May 10, 2001 a Final Judgment of Permanent Injunction was issued by the United States District Court for the District of Columbia ordering the Company to (a) file with the SEC, on or before June 29, 2001: (1) the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 2000; (2) the Company's Quarterly Reports on Form 10-QSB for its quarters ended March 31, September 30, and December 31, 2000; and (3) such other periodic reports which may become due prior to the entry of the Final Judgment, and (b) file timely and in proper form with the SEC accurate and complete information and reports of the Company as are required to be filed under the securities laws. The Company filed all such reports on June 29, 2001, and since that date has filed all such subsequent reports by the required due dates. Accordingly, the Company believes it is currently in compliance with the Final Judgment and it intends to remain so in the future, failing which the Company might be subject to sanctions from the SEC.

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

Saigene failed to complete the Purchase Agreement on January 20, 2001 but has elected to extend the Closing Date on a month-by-month basis having made all required payments due through December 20, 2000 and all payments due from January 20, 2001 through October 20, 2001.

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

Even upon completion of the transaction with Saigene, the Company will still have significant debts and claims that need to be settled. These include amounts owed to various consultants, vendors and suppliers of the Company not related to the Seattle laboratory operation of approximately $600,000; deferred compensation to current and former employees of approximately $800,000 (included in accrued liabilities and deferred compensation); accrued dividends to preferred stockholders of approximately $725,000; and a potential liability, disputed by the Company, of approximately $2.2 million related to the OsteoPatch(TM) technology. The Company will attempt to settle these debts with cash, stock, and technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws. If the Company is successful in settling the remaining debts, then the Company plans to pursue a merger with another company as a means of providing some value to common stockholders. There can be no assurance that the Company will be successful in finding and negotiating a successful merger or that any such merger would create value for the stockholders.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the preceding consolidated financial statements and notes in this Form 10-QSB and in conjunction with the financial statements and notes thereto for the year ended June 30, 2001 included in the Company's Annual Report on Form 10-KSB.

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

As of September 30, 2001, the Company had an accumulated deficit since inception of $23,624,536 which included a one-time charge of $6,373,884 for the value of purchased research and development expenses relating to the Company's merger with BioQuant and a one-time charge of $428,368 relating to a prior merger involving PBI-WA in 1995.

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

Saigene failed to complete the Purchase Agreement on January 20, 2001 but has elected to extend the Closing Date on a month-by-month basis having made all required payments due through December 20, 2000 and all payments due from January 20, 2001 through October 20, 2001.

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

Even upon completion of the transaction with Saigene, the Company will still have significant debts and claims that need to be settled. These include amounts owed to various consultants, vendors and suppliers of the Company not related to the Seattle laboratory operation of approximately $600,000; deferred compensation to current and former employees of approximately $800,000 (included in accrued liabilities and deferred compensation); accrued dividends to preferred stockholders of approximately $725,000; and a potential liability, disputed by the Company, of approximately $2.2 million related to the OsteoPatch(TM) technology. The Company will attempt to settle these debts with cash, stock, and technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws. If the Company is successful in settling the remaining debts, then the Company plans to pursue a merger with another company as a means of providing some value to common stockholders. There can be no assurance that the Company will be successful in finding and negotiating a successful merger or that any such merger would create value for the stockholders.

RESULTS OF OPERATIONS:

Comparison of the three month periods ended September 30, 2001 and 2000:
------------------------------------------------------------------------------------------------------------
     Rounded to Nearest             Three              Comments on increase or decrease from
      Thousand Dollars              Months                          Prior period
------------------------------------------------------------------------------------------------------------
Revenues
------------------------------------------
Ended 9/30/2001                      $373    Laboratory revenues increased due to increases in the size
------------------------------------------   and number of clinical trials for which the laboratory
Ended 9/30/2000                      $307    performed testing and consulting work. As previously
------------------------------------------   disclosed, the Company has entered into an agreement to sell
$ variance                            $66    the laboratory. Accordingly, assuming that the laboratory is
------------------------------------------   sold in fiscal 2002, laboratory revenues will no longer
% variance                            21%    contribute to the revenues of the Company subsequent to such
------------------------------------------   sale.

------------------------------------------

Laboratory expenses and cost of sales:
------------------------------------------
Ended 9/30/2001                      $259
------------------------------------------   Laboratory expenses and cost of sales have primarily
Ended 9/30/2000                      $231    increased as a result of increased salaries & related
------------------------------------------   costs, offset by a decrease in lab equipment depreciation.
$ variance                            $28
------------------------------------------
% variance                            12%
------------------------------------------

Research and product development:
------------------------------------------
Ended 9/30/2001                        $4    Research and development operations have been curtailed due
------------------------------------------   to the Company's severe financial problems.
Ended 9/30/2000                       $12
------------------------------------------
$ variance                           ($8)
------------------------------------------
% variance                           -67%
------------------------------------------

Selling, general and administration expenses:
------------------------------------------
Ended 9/30/2001                      $274
------------------------------------------   Selling, general and administrative expenses have increased
Ended 9/30/2000                      $258    due to several factors, primarily including increased
------------------------------------------   training, salaries and travel.
$ variance                            $16
------------------------------------------
% variance                             6%
------------------------------------------

Total other income (expense):
------------------------------------------
Ended 9/30/2001                       $43
------------------------------------------   The increase in net other income is primarily due to fees
Ended 9/30/2000                        $7    paid by Saigene in consideration of extending the deadline
------------------------------------------   for purchase of the laboratory and sublet rental income
$ variance                            $36    from Saigene to the laboratory.
------------------------------------------
% variance                           514%
------------------------------------------

Net loss:
------------------------------------------
Ended 9/30/2001                    ($122)
------------------------------------------   The reduction in the net loss is primarily attributable
Ended 9/30/2000                    ($188)    to increased revenue and a stable level of expenditures.
------------------------------------------
$ variance                            $66
------------------------------------------
% variance                            35%
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

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and similar events. The Preferred Stock provides for a cumulative cash dividend payable quarterly in arrears at an annual rate of 8%. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which the Preferred Stock is convertible. To date, no such efforts have been undertaken. The Company is not current on dividend payments and as of September 30, 2001 approximately $700,000 in dividends have been accrued.

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

In April of 1999 the Company and its subsidiaries entered into a Accounts Receivable Factoring Agreement (the "Factoring Agreement") with Silicon Valley Bank (the "Bank"). The Company issued 93,024 warrants to the Bank as part of this agreement. The Company has been factoring the majority of the accounts receivable from laboratory operations to provide the Company with working capital to meet laboratory operations obligations and to maintain minimal corporate operations. Under the terms of this agreement, the Bank will advance 80% of accepted receivables and charge the Company an administrative fee of .75% and an annualized rate of 21% on outstanding balances. Amounts outstanding as of September 30, 2001 were $12,473.

OPERATIONS

As of September 30, 2001, the Company had cash and cash equivalents of $45,082. In addition, the Company's current liabilities exceeded its current assets. During the three months ended September 30, 2001, the Company's cash and cash equivalents decreased by $55,465 primarily due to repayments of bank borrowings.

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

In December 1998, the Company failed to make a payment of $1.6 million to Sudormed Inc. ("Sudormed"), the licensor of the patch technology relating to the SweatPatch(TM) and OsteoPatch(TM), resulting in a default under both the License Agreement and the Supply Agreement with Sudormed. Sudormed terminated the License Agreement in May 1999 for failure to make required payments. The License Agreement permits the Company to retain full license rights as long as the Company has inventory of patches. As of September 30, 2001 the Company had approximately 80,000 patches in inventory, which are no longer saleable due to expirations, but are useable for research purposes only. All investments in SweatPatch(TM) technology, including the OsteoPatch(TM) and inventory, were expensed in March 1999.

In May 2000, the Company executed the Purchase Agreement with Saigene, a privately held company located in Redmond, Washington. The Purchase Agreement, which is subject to stockholder approval, will transfer the business and assets of the Company's Seattle laboratory operation to Saigene for a total consideration of $4,000,000, including cash, cash advances, notes to Preferred Stockholders, and assumption of debt. In August 2000, the Company announced a further extension to the closing date from August 15, 2000 to January 20, 2001. The closing date has been further extended on a month-by-month basis by Saigene through October 20, 2001. Saigene is able to extend the closing date by making monthly payments of $30,000, in which half of such payments may be credited to the purchase price upon consummation of the sale transaction. The Company can terminate the Purchase Agreement at the end of any extension period by providing 20 days written notice.

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

FUTURE OPERATING RESULTS

As previously reported, the Company executed a Purchase Agreement with Saigene (see Note 5 - Pending Transactions). The Purchase Agreement, which is subject to stockholder approval, will transfer the business and all assets of the Company's Seattle laboratory operation to Saigene for a total consideration of $4,000,000. Saigene failed to satisfy certain conditions relating to payments as required and defaulted on the Purchase Agreement. Saigene requested a further extension to January 20, 2001 to complete the Purchase Agreement.

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

Saigene failed to complete the Purchase Agreement on January 20, 2001 but has elected to extend the Closing Date on a month-by-month basis having made all required payments due through December 20, 2000 and all payments due from January 20, 2001 through October 20, 2001.

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

Even upon completion of the transaction with Saigene, the Company will still have significant debts and claims that need to be settled. These include amounts owed to various consultants, vendors and suppliers of the Company not related to the Seattle laboratory operation of approximately $600,000; deferred compensation to current and former employees of approximately $800,000 (included in accrued liabilities and deferred compensation); accrued dividends to preferred stockholders of approximately $725,000; and a potential liability, disputed by the Company, of approximately $2.2 million related to the OsteoPatch(TM) technology. The Company will attempt to settle these debts with cash, stock, and technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws. If the Company is successful in settling the remaining debts, then the Company plans to pursue a merger with another company as a means of providing some value to common stockholders. There can be no assurance that the Company will be successful in finding and negotiating a successful merger or that any such merger would create value for the stockholders.

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

PART II  - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On May 10, 2001 a Final Judgment of Permanent Injunction was issued by the United States District Court for the District of Columbia ordering the Company to (a) file with the SEC, on or before June 29, 2001: (1) the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 2000; (2) the Company's Quarterly Reports on Form 10-QSB for its quarters ended March 31, September 30, and December 31, 2000; and (3) such other periodic reports which may become due prior to the entry of the Final Judgment, and (b) file timely and in proper form with the SEC accurate and complete information and reports of the Company as are required to be filed under the securities laws. The Company filed all such reports on June 29, 2001, and since that date has filed all such subsequent reports by the required due dates. Accordingly, the Company believes it is currently in compliance with the Final Judgment and it intends to remain so in the future, failing which the Company might be subject to sanctions from the SEC.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable.

ITEM 5 - OTHER INFORMATION - Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
    (a)           Exhibits:

                  None.

    (b) The following current reports on Form 8-K were filed during and subsequent to the quarter ended September 30, 2001:

                  None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 15, 2001

/s/ Paul G. Kanan                           President, Chief Executive
-----------------------------------         Officer, Acting Principal Financial
Paul G. Kanan                               and Accounting Officer