Form 10QSB
period 2001-12-31
PACIFIC BIOMETRICS INC
filed 2002-02-19
CIK 1020475

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB


[  X  ]   QUARTERLY REPORT SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      DECEMBER 31, 2001
                              -----------------------


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


              23120 Alicia Parkway #200, Mission Viejo, CA 92692
--------------------------------------------------------------------------------
                   (Address of principal executive offices)


      Delaware                    949-455-9724
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of January 31, 2002 there were outstanding 3,810,171 shares of common stock.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS.................................................... 11

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS.................................................. 17

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.......................... 17

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.................................... 17

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS.............................................. 17

ITEM 5 - OTHER INFORMATION.................................................. 18

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...................................  18

                           PACIFIC BIOMETRICS, INC.
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2001


                                    ASSETS

Current assets:
 Cash and cash equivalents                                                           $     335,212
 Accounts receivable, net of allowance for doubtful accounts of $28,865                    344,138
 Prepaid expenses and other                                                                 27,810
                                                                                     -------------
    Total current assets                                                                   707,160

Property and equipment, net                                                                 99,778

Other assets:
 Restricted cash                                                                            69,814
                                                                                     -------------
    Total assets                                                                     $     876,752
                                                                                     =============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
 Notes payable to related parties                                                    $     529,525
 Notes payable other                                                                        20,267
 Accounts payable                                                                          517,620
 Accrued liabilities                                                                       844,659
 Dividends payable                                                                         785,828
 Deferred compensation                                                                     295,368
 Advances from customers                                                                   526,044
 Technology licenses payable                                                             2,244,040
 Capital lease obligations-current portion                                                 435,323
                                                                                     -------------
    Total current liabilities                                                            6,198,674

Capital lease obligations - long term portion                                               47,259
                                                                                     -------------
    Total liabilities                                                                    6,245,933
                                                                                     -------------

Stockholders' deficit:
 Preferred stock, $0.01 par value, 5,000,000 shares authorized, 1,550,000 shares
   issued and outstanding                                                                   15,500
 Common stock, $0.01 par value, 30,000,000 shares authorized, 3,810,171 shares
   issued and outstanding                                                                   38,102
 Additional paid-in capital Preferred Stock                                              5,000,966
 Additional paid-in capital Common Stock                                                13,060,624
 Deficit accumulated during the development stage                                      (23,484,373)
                                                                                     -------------
    Total stockholders' deficit                                                         (5,369,181)
                                                                                     -------------
    Total liabilities and stockholders' deficit                                      $     876,752
                                                                                     =============


The accompanying notes are an integral part of these consolidated financial statements.

                           PACIFIC BIOMETRICS, INC.
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                  (UNAUDITED)




                                                                      Three Months Ended
                                                                         December 31
                                                                 ----------------------------
                                                                     2001            2000
                                                                 ------------   -------------
Revenues                                                         $   744,243     $  523,169
                                                                  ----------      ---------
Operating expenses:
 Laboratory expense and cost of goods sold                           364,755        229,907
 Research and product development                                      4,044         10,657
 Selling, general and administrative                                 305,180        237,010
                                                                  ----------      ---------

   Total operating expenses                                          673,979        477,574
                                                                  ----------      ---------

Operating income                                                      70,264         45,595
                                                                  ----------      ---------

Other income (expense):
 Interest expense                                                    (15,492)        (6,733)
 Interest income                                                         317            476
 Other income                                                         85,074         32,790
                                                                  ----------      ---------
                                                                      69,899         26,533
                                                                  ----------      ---------

Net income                                                       $   140,163     $   72,128
                                                                  ==========      =========
Preferred stock dividend accrued                                     (62,000)       (62,000)
                                                                  ----------      ---------
Net income applicable to common stockholders                     $    78,163     $   10,128
                                                                  ==========      =========
Basic and diluted income per share                               $      0.02     $     0.00
                                                                  ==========      =========
Number of shares used in per-share calculation                     3,810,171      3,810,171
                                                                  ==========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
     AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO DECEMBER 31, 2001




                                                                                      For the Period
                                                   Six Months Ended December 31       from Inception
                                                   -----------------------------    (December 1992) to
                                                        2001            2000        December 31, 2001
                                                   -------------   -------------   -------------------
Revenues                                            $1,116,805      $  830,235        $  13,395,259
                                                    ----------      ----------        -------------
Operating expenses:
 Laboratory expense and cost of goods sold             624,103         461,406            9,444,181
 Research and product development                        8,253          23,131            5,728,161
 Selling, general and administrative                   579,449         494,515           11,449,844
 Purchased in-process research and development               0               0            6,373,884
 Amortization of intangible assets                           0               0            1,616,565
                                                    ----------      ----------        -------------

   Total operating expenses                          1,211,805         979,052           34,612,635
                                                    ----------      ----------        -------------
Operating loss                                         (95,000)       (148,817)         (21,217,376)
                                                    ----------      ----------        -------------

Other income (expense):
 Interest expense                                      (39,140)        (27,854)            (873,328)
 Interest income                                           790           1,130              326,318
 Write-off of intangible assets                              0               0           (2,078,100)
 Other income                                          151,333          59,887              358,113
                                                    ----------      ----------        -------------
                                                       112,983          33,163           (2,266,997)
                                                    ----------      ----------        -------------

Net income (loss)                                   $   17,983      $ (115,654)       $ (23,484,373)
                                                    ==========      ==========        =============
Preferred stock dividend accrued                      (124,000)       (124,000)
                                                    ----------      ----------
Net loss applicable to common stockholders          $ (106,017)     $ (239,654)
                                                    ==========      ==========
Basic and diluted loss per share                    $    (0.03)     $    (0.06)
                                                    ==========      ==========
Number of shares used in per-share calculation       3,810,171       3,810,171
                                                    ==========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

                           PACIFIC BIOMETRICS, INC.
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED DECEMBER 31, 2001




                                                       Three Months Ended
                                                          December 31
                                                   --------------------------
                                                       2001          2000
                                                   -----------   ------------
Cash provided (used) by operating activities        $ 332,190      $ (2,019)
Cash used by investing activities                     (14,054)           --
Cash (used) provided by financing activities          (28,006)       23,945
                                                    ---------      --------
Net Change in cash and cash equivalents               290,130        21,926
Cash and cash equivalents, beginning of period         45,082        75,344
                                                    ---------      --------
Cash and cash equivalents, end of period            $ 335,212      $ 97,270
                                                    =========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                           PACIFIC BIOMETRICS, INC.
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
    AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO DECEMBER 31, 2001




                                                       Six Months Ended             For the Period
                                                          December 31               from Inception
                                                   ---------------------------    (December 1992) to
                                                       2001           2000        December 31, 2001
                                                   -----------   -------------   -------------------
Cash provided (used) by operating activities        $ 325,186      $ (30,889)       $ (9,139,720)
Cash used by investing activities                     (14,054)            --            (260,639)
Cash (used) provided by financing activities          (76,467)        34,227           9,735,571
                                                    ---------      ---------        ------------
Net Change in cash and cash equivalents               234,665          3,338             335,212
Cash and cash equivalents, beginning of period        100,547         93,932                  --
                                                    ---------      ---------        ------------
Cash and cash equivalents, end of period            $ 335,212      $  97,270        $    335,212
                                                    =========      =========        ============


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

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operating results, and cash flows for the periods presented. Operating results for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-K for the fiscal year ended June30, 2001.

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

In April 2000, the Company entered into an agreement to sell the laboratory business, the only current source of revenue for the Company (see Note 5 - Pending Transactions). Additionally, the Company's securities have been delisted from the Nasdaq Stock Market.

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

4.  EARNINGS PER SHARE

Net loss applicable to common stockholders includes $124,000 in cumulative dividends on the convertible preferred stock for each of the six month periods ended December 31, 2001 and 2000.

For the three months ended December 31, 2001 and 2000, the weighted average number of shares used to compute basic earnings per share was 3,810,171. Options to purchase 955,047 shares of common stock and warrants to purchase 455,055 shares of common stock were outstanding at December 31,

2001, and were not included in the computation of diluted net income per share because the exercise price of the options and warrants was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

On September 24, 1997 the Company received from the former manufacturer of SPINPRO(R) a demand for arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO(R). The former manufacturer is seeking damages of approximately $515,000. The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company. The Company has contested such claims and has filed counterclaims against the former manufacturer. The Company has also filed for arbitration against a former vendor relating to SPINPRO(R), seeking damages for alleged breach of contract with respect to the manufacture of molds for SPINPRO(R) parts. The arbitration with this former vendor was settled on December 3, 2001 and the Company received $20,000 in payment. No amounts have been accrued for this potential liability in the accompanying financial statements.

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

Saigene failed to complete the Purchase Agreement on January 20, 2001 but has elected to extend the Closing Date on a month-by-month basis having made all required payments due through December 20, 2000 and all payments due from January 20, 2001 through January 20, 2002.

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

Even upon completion of the transaction with Saigene, the Company will still have significant debts and claims that need to be settled. These include amounts owed to various consultants, vendors and suppliers of the Company not related to the Seattle laboratory operation of approximately $600,000; deferred compensation to current and former employees of approximately $800,000 (included in accrued liabilities and deferred compensation); accrued dividends to preferred stockholders of approximately $785,000; and a potential liability, disputed by the Company, of approximately $2.2 million related to the OsteoPatch(TM) technology. The Company will attempt to settle these debts with cash, stock, and technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws. If the Company is successful in settling the remaining debts, then the Company plans to pursue a merger with another company as a means of providing some value to common stockholders. There can be no assurance that the Company will be successful in finding and negotiating a successful merger or that any such merger would create value for the stockholders.

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

As of December 31, 2001, the Company had an accumulated deficit since inception of $23,484,373 which included a one-time charge of $6,373,884 for the value of purchased research and development expenses relating to the Company's merger with BioQuant and a one-time charge of $428,368 relating to a prior merger involving PBI-WA in 1995.

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

Saigene failed to complete the Purchase Agreement on January 20, 2001 but has elected to extend the Closing Date on a month-by-month basis having made all required payments due through December 20, 2000 and all payments due from January 20, 2001 through January 20, 2002.

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

Even upon completion of the transaction with Saigene, the Company will still have significant debts and claims that need to be settled. These include amounts owed to various consultants, vendors and suppliers of the Company not related to the Seattle laboratory operation of approximately $600,000; deferred compensation to current and former employees of approximately $800,000 (included in accrued liabilities and deferred compensation); accrued dividends to preferred stockholders of approximately $785,000; and a potential liability, disputed by the Company, of approximately $2.2 million related to the OsteoPatch(TM) technology. The Company will attempt to settle these debts with cash, stock, and technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws. If the Company is successful in settling the remaining debts, then the Company plans to pursue a merger with another company as a means of providing some value to common stockholders. There can be no assurance that the Company will be successful in finding and negotiating a successful merger or that any such merger would create value for the stockholders.

RESULTS OF OPERATIONS:

Comparison of the three and six month periods ended December 31, 2001 and 2000:

------------------------------------------------------------------------------------------------------------------------
     Rounded to Nearest            Three       Six                   Comments on increase or decrease from
      Thousand Dollars             Months     Months                            Prior period
------------------------------------------------------------------------------------------------------------------------

Revenues:
------------------------------------------------------
Ended 12/31/2001                     $744      $1,117   Laboratory  revenues increased due to increases in the size and
------------------------------------------------------  number of clinical  trials for which the  laboratory  performed
Ended 12/31/2000                     $523        $830   testing and  consulting  work.  As  previously  disclosed,  the
------------------------------------------------------  Company has entered into an  agreement to sell the  laboratory.
$ variance                           $221        $287   Accordingly,  assuming  that the  laboratory  is sold in fiscal
------------------------------------------------------  2002,  laboratory  revenues  would no longer  contribute to the
% variance                            42%         35%   revenues of the Company subsequent to such sale.
------------------------------------------------------

Laboratory expenses and cost of sales:
------------------------------------------------------
Ended 12/31/2001                     $365        $624   Laboratory expenses,  including salaries,  supplies and outside
------------------------------------------------------  services  have  increased  as  a  result  of  the  increase  in
Ended 12/31/2000                     $230        $461   laboratory testing and consulting activity.
------------------------------------------------------
$ variance                           $135        $163
------------------------------------------------------
% variance                            59%         35%
------------------------------------------------------

Research and product development:
------------------------------------------------------
Ended 12/31/2001                       $4          $8   Research and product  development  expenses have decreased as a
------------------------------------------------------  result of research and development  operations  being curtailed
Ended 12/31/2000                      $11         $23   due to the Company's severe financial problems.
------------------------------------------------------
$ variance                           ($7)       ($15)
------------------------------------------------------
% variance                           -64%        -65%
------------------------------------------------------
Selling, general and administration expenses:
------------------------------------------------------
Ended 12/31/2001                     $305        $579   Selling,  general and  administrative  expenses have  increased
------------------------------------------------------  due to several factors,  primarily including increased salaries
Ended 12/31/2000                     $237        $495   and outside  services  relating to the increased level of sales
------------------------------------------------------  activity, offset by lower depreciation expense.
$ variance                            $68         $84
------------------------------------------------------
% variance                            29%         17%
------------------------------------------------------

Total other income (expense):
------------------------------------------------------
Ended 12/31/2001                      $70        $113   The increase in net other income  (expense) is primarily  due to
------------------------------------------------------  fees paid by Saigene in  consideration of extending the deadline
Ended 12/31/2000                      $27         $33   for purchase of the  laboratory  and sublet  rental  income from
------------------------------------------------------  Saigene to the laboratory.
$ variance                            $43         $80
------------------------------------------------------
% variance                           159%        242%
------------------------------------------------------

Net income (loss):
------------------------------------------------------
Ended 12/31/2001                     $140         $18   The  reduction  in the net  loss and  resulting  net  income  is
------------------------------------------------------  primarily   attributable  to  increased  revenue  from  clinical
Ended 12/31/2000                      $72      ($116)   trials and an increase in other income.
------------------------------------------------------
$ variance                            $68        $134
------------------------------------------------------
% variance                            94%        116%
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

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and similar events. The Preferred Stock provides for a cumulative cash dividend payable quarterly in arrears at an annual rate of 8%. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which the Preferred Stock is convertible. To date, no such efforts have been undertaken. The Company is not current on dividend payments and as of December 31, 2001 approximately $785,000 in dividends have been accrued.

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

In April of 1999 the Company and its subsidiaries entered into a Accounts Receivable Factoring Agreement (the "Factoring Agreement") with Silicon Valley Bank (the "Bank"). The purpose of the borrowings, when necessary, are to provide the Company with working capital to meet laboratory operations obligations and to maintain minimal corporate operations. The Company issued 93,024 warrants to the Bank as part of this agreement. Under the terms of this agreement, the Bank will advance 80% of accepted receivables and charge the Company an administrative fee of .75% and an annualized rate of 21% on outstanding balances. There were no amounts outstanding as of December 31, 2001.

OPERATIONS
----------

As of December 31, 2001, the Company had cash and cash equivalents of $335,212. In addition, the Company's current liabilities exceeded its current assets. During the three months ended December 31, 2001, the Company's cash and cash equivalents increased by $290,130 primarily due to an increase in advances from customers on new clinical trial contracts.

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

In December 1998, the Company failed to make a payment of $1.6 million to Sudormed Inc. ("Sudormed"), the licensor of the patch technology relating to the SweatPatch(TM) and OsteoPatch(TM), resulting in a default under both the License Agreement and the Supply Agreement with Sudormed. Sudormed terminated the License Agreement in May 1999 for failure to make required payments. The License Agreement permits the Company to retain full license rights as long as the Company has inventory of patches. As of December 31, 2001 the Company had approximately 80,000 patches in inventory, which are no longer saleable due to expirations, but are useable for research purposes only. All investments in SweatPatch(TM) technology, including the OsteoPatch(TM) and inventory, were expensed in March 1999.

In May 2000, the Company executed the Purchase Agreement with Saigene, a privately held company located in Redmond, Washington. The Purchase Agreement, which is subject to stockholder approval, will transfer the business and assets of the Company's Seattle laboratory operation to Saigene for a total consideration of $4,000,000, including cash, cash advances, notes to Preferred Stockholders, and assumption of debt. In August 2000, the Company announced a further extension to the closing date from August 15, 2000 to January 20, 2001. The closing date has been further extended on a month-by-month basis by Saigene through January 20, 2002. Saigene is able to extend the closing date by making monthly payments of $30,000, in which half of such payments may be credited to the purchase price upon consummation of the sale transaction. The Company can terminate the Purchase Agreement at the end of any extension period by providing 20 days written notice.

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

Saigene failed to complete the Purchase Agreement on January 20, 2001 but has elected to extend the Closing Date on a month-by-month basis having made all required payments due through December 20, 2000 and all payments due from January 20, 2001 through January 20, 2002.

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

Even upon completion of the transaction with Saigene, the Company will still have significant debts and claims that need to be settled. These include amounts owed to various consultants, vendors and suppliers of the Company not related to the Seattle laboratory operation of approximately $600,000; deferred compensation to current and former employees of approximately $800,000 (included in accrued liabilities and deferred compensation); accrued dividends to preferred stockholders of approximately $785,000; and a potential liability, disputed by the Company, of approximately $2.2 million related to the OsteoPatch(TM) technology. The Company will attempt to settle these debts with cash, stock, and technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws. If the Company is successful in settling the remaining debts, then the Company plans to pursue a merger with another company as a means of providing some value to common stockholders. There can be no assurance that the Company will be successful in finding and negotiating a successful merger or that any such merger would create value for the stockholders.

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

On September 24, 1997 the Company received from the former manufacturer of SPINPRO(R) a demand for arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO(R). The former manufacturer is seeking damages of approximately $515,000. The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company. The Company is vigorously contesting such claims and has filed counterclaims against the former manufacturer. The Company has also filed for arbitration against a former vendor relating to SPINPRO(R), seeking damages for alleged breach of contract with respect to the manufacture of molds for SPINPRO(R) parts. The arbitration with this former vendor was settled on December 3, 2001 and the Company received $20,000 in payment.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable.

ITEM 5 - OTHER INFORMATION - Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         None.

    (b) The following current reports on Form 8-K were filed during and subsequent to the quarter ended December 31, 2001:

         None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:    February 15, 2002

\s\ Paul G. Kanan                            President, Chief Executive
-----------------------------------          Officer, Acting Principal Financial
Paul G. Kanan                                and Accounting Officer