Form 10QSB
period 2002-03-31
PACIFIC BIOMETRICS INC
filed 2002-05-20
CIK 1020475

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


            [X]   QUARTERLY REPORT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2002
                                                --------------


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


As of April 30, 2002 there were outstanding 3,810,171 shares of common stock.


Transitional Small Business Disclosure Format (check one) Yes ( )  No (X)

                            PACIFIC BIOMETRICS, INC.

                              INDEX TO FORM 10-QSB



PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheet...................................................  3

Consolidated Statements of Operations........................................  4

Condensed Consolidated Statements of Cash Flows..............................  6

Notes to Consolidated Financial Statements...................................  8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS.......................................................... 12


PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS................................................... 18

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS........................... 18

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES..................................... 18

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS.................................................... 18

ITEM 5 - OTHER INFORMATION................................................... 18

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.................................... 18

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)

                                     ASSETS
Current assets:
    Cash and cash equivalents                                 $       224,874
    Accounts receivable, net of allowance for doubtful
          accounts of $25,543                                         811,892
    Prepaid expenses and other                                         33,284
                                                                --------------
          Total current assets                                      1,070,050

Property and equipment, net                                           113,521

Other assets:
    Restricted cash                                                    70,129
                                                                --------------
          Total assets                                        $     1,253,700
                                                                ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Notes payable to related parties                          $       536,819
    Notes payable other                                                20,717
    Accounts payable                                                  732,318
    Accrued liabilities                                               578,662
    Dividends payable                                                 847,828
    Deferred compensation                                             295,368
    Advances from customers                                           338,487
    Technology licenses payable                                     2,244,040
    Capital lease obligations-current portion                         442,300
                                                                --------------
          Total current liabilities                                 6,036,539

Capital lease obligations - long term portion                          39,524
                                                                --------------
          Total liabilities                                         6,076,063
                                                                --------------

Stockholders' deficit:
    Preferred stock, $0.01 par value, 5,000,000 shares
          authorized, 1,550,000 shares issued and outstanding          15,500
    Common stock, $0.01 par value, 30,000,000 shares
          authorized, 3,810,171 shares issued and outstanding          38,102
    Additional paid-in capital Preferred Stock                      5,000,966
    Additional paid-in capital Common Stock                        12,998,624
    Deficit accumulated during the development stage              (22,875,555)
                                                                --------------
          Total stockholders' deficit                              (4,822,363)
                                                                --------------
          Total liabilities and stockholders' deficit         $     1,253,700
                                                                ==============

The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                   March 31
                                                    ---------------------------------------
                                                          2002                  2001
                                                    -----------------     -----------------
Revenues                                                 $ 1,450,385             $ 552,300
                                                    -----------------     -----------------

Operating expenses:
    Laboratory expense and cost of goods sold                612,475               234,524
    Research and product development                          14,048                 5,214
    Selling, general and administrative                      254,858               258,405
                                                    -----------------     -----------------

          Total operating expenses                           881,381               498,143
                                                    -----------------     -----------------

Operating income                                             569,004                54,157
                                                    -----------------     -----------------

Other income (expense):
    Interest expense                                         (25,837)              (19,754)
    Interest income                                              223                   466
    Other income                                              65,429                47,983
                                                    -----------------     -----------------
                                                              39,815                28,695
                                                    -----------------     -----------------

Net income                                                 $ 608,819              $ 82,852
                                                    =================     =================

Preferred stock dividend accrued                             (62,000)              (62,000)
                                                    -----------------     -----------------

Net income applicable to common stockholders               $ 546,819              $ 20,852
                                                    =================     =================

Basic and diluted income per share                            $ 0.14                $ 0.01
                                                    =================     =================

Number of shares used in per-share calculation             3,810,171             3,810,171
                                                    =================     =================

The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
       AND FOR THE PERIOD FROM INCEPTION (DECEMBER 1992) TO MARCH 31, 2002
                                   (UNAUDITED)

                                                                                                             For the Period
                                                                                                             from Inception
                                                                  Nine Months Ended March 31               (December 1992) to
                                                           -----------------------------------------         March 31, 2002
                                                                 2002                    2001                --------------
                                                           -----------------        ----------------
Revenues                                                        $ 2,567,190             $ 1,382,535               $ 14,845,644
                                                           -----------------        ----------------      ---------------------

Operating expenses:
    Laboratory expense and cost of goods sold                     1,236,578                 695,930                 10,056,656
    Research and product development                                 22,301                  28,345                  5,742,209
    Selling, general and administrative                             834,307                 752,920                 11,704,702
    Purchased in-process research and development                         0                       0                  6,373,884
    Amortization of intangible assets                                     0                       0                  1,616,565
                                                           -----------------        ----------------      ---------------------

          Total operating expenses                                2,093,186               1,477,195                 35,494,016
                                                           -----------------        ----------------      ---------------------

Operating income (loss)                                             474,004                 (94,660)               (20,648,372)
                                                           -----------------        ----------------      ---------------------

Other income (expense):
    Interest expense                                                (64,977)                (47,608)                  (899,165)
    Interest income                                                   1,013                   1,596                    326,541
    Write-off of intangible assets                                        0                       0                 (2,078,100)
    Other income                                                    216,762                 107,870                    423,542
                                                           -----------------        ----------------      ---------------------
                                                                    152,798                  61,858                 (2,227,182)
                                                           -----------------        ----------------      ---------------------

Net income (loss)                                                 $ 626,802               $ (32,802)             $ (22,875,554)
                                                           =================        ================      =====================

Preferred stock dividend accrued                                   (186,000)               (186,000)
                                                           -----------------        ----------------

Net income (loss) applicable to commons stockholders              $ 440,802              $ (218,802)
                                                           =================        ================

Basic and diluted income (loss) per share                            $ 0.12                 $ (0.06)
                                                           =================        ================

Number of shares used in per-share calculation                    3,810,171               3,810,171
                                                           =================        ================

The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)



                                                           Three Months Ended
                                                                March 31
                                                       -----------------------------
                                                            2002             2001
                                                            ----             ----
Cash used by operating activities                        $ (69,869)      $ (153,636)

Cash used by investing activities                          (30,721)               -

Cash (used) provided by financing activities                (9,748)         170,306
                                                       -----------------------------

Net change in cash and cash equivalents                   (110,338)          16,670

Cash and cash equivalents, beginning of period             335,212           97,270
                                                       -----------------------------

Cash and cash equivalents, end of period                 $ 224,874        $ 113,940
                                                       =============================

The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTH ENDED MARCH 31, 2002
                   AND 2001 AND FOR THE PERIOD FROM INCEPTION
                        (DECEMBER 1992) TO MARCH 31, 2002
                                   (UNAUDITED)

                                                                                                        For the Period
                                                                         Nine Months Ended              from Inception
                                                                              March 31                (December 1992) to
                                                                     -------------------------------     March 31,2002
                                                                          2002            2001           -------------
                                                                          ----            ----
Cash provided (used) by operating activities                         $   255,317      $ (184,525)        $ (9,209,589)

Cash used by investing activities                                        (44,775)              -             (291,360)

Cash (used) provided by financing activities                             (86,215)        204,533            9,725,823
                                                                     ---------------------------------------------------

Net change in cash and cash equivalents                                  124,327          20,008              224,874

Cash and cash equivalents, beginning of period                           100,547          93,932                    -
                                                                     ---------------------------------------------------

Cash and cash equivalents, end of period                             $   224,874       $ 113,940         $    224,874
                                                                     ===================================================

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

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operating results, and cash flows for the periods presented. Operating results for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

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

In May 2000, The Minnesota Mining and Manufacturing Company (3M) notified the Company that, in its capacity as a secured party in possession of the Sudormed assets, it demands payment in full of the $1.6 million plus accrued interest and fees due under the License Agreement between the Company and Sudormed. 3M is seeking to settle this claim or seek a judgment in a court of law and has objected to the laboratory sale transaction that is proceeding with Saigene.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.


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

4.  EARNINGS PER SHARE

Net income (loss) applicable to common stockholders includes $186,000 in cumulative dividends on the convertible preferred stock for each of the nine month periods ended March 31, 2002 and 2001.

For the three and nine months ended March 31, 2002 and 2001, the weighted average number of shares used to compute basic earnings per share was 3,810,171. Options to purchase 955,047 shares of common stock and warrants to purchase 455,055 shares of common stock were outstanding at March 31, 2002 and were not included in the computation of diluted net income per share because the exercise price of the options and warrants was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.


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

Saigene failed to complete the Purchase Agreement on January 20, 2001 but has elected to extend the Closing Date on a month-by-month basis having made all required payments due through December 20, 2000 and all payments due from January 20, 2001 through April 20, 2002.

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

Even upon completion of the transaction with Saigene, the Company will still have significant debts and claims that need to be settled. These include amounts owed to various consultants, vendors and suppliers of the Company not related to the Seattle laboratory operation of approximately $670,000; deferred compensation to current and former employees of approximately $830,000 (included in notes payable to related parties and deferred compensation); accrued dividends to preferred stockholders of approximately $848,000; and a potential liability, disputed by the Company, of approximately $2.2 million related to the OsteoPatch(TM) technology. The Company will attempt to settle these debts with cash, stock, and technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws. If the Company is successful in settling the remaining debts, then the Company plans to pursue a merger with another company as a means of providing some value to common stockholders. There can be no assurance that the Company will be successful in finding and negotiating a successful merger or that any such merger would create value for the stockholders.

6.   INCOME TAXES

The Company did not provide any current or deferred US federal or state income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss, because of uncertainty regarding its realizability.

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

As of March 31, 2002, the Company had an accumulated deficit since inception of $22,875,555 which included a one-time charge of $6,373,884 for the value of purchased research and development expenses relating to the Company's merger with BioQuant and a one-time charge of $428,368 relating to a prior merger involving PBI-WA in 1995.

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

Saigene failed to complete the Purchase Agreement on January 20, 2001 but has elected to extend the Closing Date on a month-by-month basis having made all required payments due through December 20, 2000 and all payments due from January 20, 2001 through April 20, 2002.

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

Even upon completion of the transaction with Saigene, the Company will still have significant debts and claims that need to be settled. These include amounts owed to various consultants, vendors and suppliers of the Company not related to the Seattle laboratory operation of approximately $670,000; deferred compensation to current and former employees of approximately $830,000 (included in notes payable to related parties and deferred compensation); accrued dividends to preferred stockholders of approximately $848,000; and a potential liability, disputed by the Company, of approximately $2.2 million related to the OsteoPatch(TM) technology. The Company will attempt to settle these debts with cash, stock, and technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws. If the Company is successful in settling the remaining debts, then the Company plans to pursue a merger with another company as a means of providing some value to common stockholders. There can be no assurance that the Company will be successful in finding and negotiating a successful merger or that any such merger would create value for the stockholders.

RESULTS OF OPERATIONS:
Comparison of the three and nine month periods ended March 31, 2002 and 2001:

------------------------------------------------------------------------------------------------------------------------
     Rounded to Nearest          Three       Nine                   Comments on increase or decrease from
      Thousand Dollars          Months      Months                              Prior period
------------------------------------------------------------------------------------------------------------------------
Revenues:
------------------------------------------------------
Ended 3/31/2002                    $1,450      $2,567   Laboratory   revenues  increased   primarily  due  to  clinical
------------------------------------------------------  trials,  testing and  consulting  performed  for one  customer,
Ended 3/31/2001                      $552      $1,383   which accounted for  approximately  81% and 68% of the revenues
------------------------------------------------------  for  the  three  and  nine  months   ended   March  31,   2002,
$ variance                           $898      $1,184   respectively.  Revenues received from laboratory operations are
------------------------------------------------------  generally pursuant to short-term contracts.  The Company has no
% variance                           163%         86%   long-term  contracts or  agreements  with its  customers.  Each
------------------------------------------------------  contract  is  negotiated  separately  with  the  pharmaceutical manufacturer  or research  organization  and is usually limited to a specific project with limited  duration.  The cancellation of any  contracts  with  existing  customers  or the failure to replace such  contracts upon  expiration or  termination  could have a  material  adverse  effect on the  Company's  laboratory operations.  As previously  disclosed,  the Company has entered
                                                        into  an  agreement  to  sell  the   laboratory.   Accordingly,
                                                        assuming   that  the   laboratory   is  sold  in  fiscal  2002,
                                                        laboratory  revenues will no longer  contribute to the revenues of the Company subsequent to such sale.

Laboratory expenses and cost of sales:
------------------------------------------------------
Ended 3/31/2002                      $612      $1,237   Laboratory expenses,  including salaries,  supplies and outside
------------------------------------------------------  services  have  increased  as  a  result  of  the  increase  in
Ended 3/31/2001                      $235        $696   laboratory testing and consulting activity.
------------------------------------------------------
$ variance                           $377        $541
------------------------------------------------------
% variance                           160%         78%
------------------------------------------------------



Research and product development:
------------------------------------------------------
Ended 3/31/2002                       $14         $22   Research and development  operations have been curtailed and no
------------------------------------------------------  longer  constitute  a  significant  portion  of  the  Company's
Ended 3/31/2001                        $5         $28   operations.
------------------------------------------------------
$ variance                             $9        ($6)
------------------------------------------------------
% variance                           180%       (21%)
------------------------------------------------------

Selling, general and administration expenses:
------------------------------------------------------
Ended 3/31/2002                      $255        $834   Selling,  general and administrative  expenses have increased for
------------------------------------------------------  the  nine  month  period  due  to  several   factors,   primarily
Ended 3/31/2001                      $258        $753   including  increased  salaries and outside  services  relating to
------------------------------------------------------  the  increased   level  of  sales   activity,   offset  by  lower
$ variance                           ($3)        $81    depreciation expense.
------------------------------------------------------
% variance                            -1%         11%
------------------------------------------------------

Total other income (expense):
------------------------------------------------------
Ended 3/31/2002                       $40         $153  The increase in net other  income is primarily  due to fees paid
------------------------------------------------------  by  Saigene in  consideration  of  extending  the  deadline  for
Ended 3/31/2001                       $29         $62   purchase  of  the  laboratory  and  sublet  rental  income  from
------------------------------------------------------  Saigene to the laboratory.
$ variance                            $11         $91
------------------------------------------------------
% variance                            38%        147%
------------------------------------------------------




Net income (loss):
------------------------------------------------------
Ended 3/31/2002                      $609         $627  The  reduction  in the net  loss and  resulting  net  income  is
------------------------------------------------------  primarily   attributable  to  increased  revenue  from  clinical
Ended 3/31/2001                       $83       ($33)   trials,  testing and consulting.  These increases were primarily
------------------------------------------------------  attributable  to one customer who  accounted  for  approximately
$ variance                           $526        $660   81% and 68% of the  revenues for the three and nine months ended
------------------------------------------------------  March 31, 2002, respectively.
% variance                           634%       2000%
------------------------------------------------------

------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES:

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

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and similar events. The Preferred Stock provides for a cumulative cash dividend payable quarterly in arrears at an annual rate of 8%. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which the Preferred Stock is convertible. To date, no such efforts have been undertaken. The Company is not current on dividend payments and as of March 31, 2002 approximately $848,000 in dividends have been accrued. Pursuant to a Form 4, Statement of Changes in Beneficial Ownership, filed with the SEC, Terry Giles, a current director of the Company, on September 1, 2001, purchased 925,000 shares of Preferred Stock from the institutional investor.

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

In April of 1999 the Company and its subsidiaries entered into a Accounts Receivable Factoring Agreement (the "Factoring Agreement") with Silicon Valley Bank (the "Bank"). The purpose of the borrowings, when necessary, are to provide the Company with working capital to meet laboratory operations obligations and to maintain minimal corporate operations. The Company issued 93,024 warrants to the Bank as part of this agreement. Under the terms of this agreement, the Bank will advance 80% of accepted receivables and charge the Company an administrative fee of .75% and an annualized rate of 21% on outstanding balances. There were no amounts outstanding as of March 31, 2002.

OPERATIONS

As of March 31, 2002, the Company had cash and cash equivalents of $224,874. In addition, the Company's current liabilities exceeded its current assets. During the three months ended March 31, 2002, the Company's cash and cash equivalents decreased by $110,338 primarily due to payments of various liabilities and a decrease in advances from customers, offset by cash realized from increased net income net of outstanding accounts receivable.

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

In May 2000, the Company executed the Purchase Agreement with Saigene, a privately held company located in Redmond, Washington. The Purchase Agreement, which is subject to stockholder approval, will transfer the business and assets of the Company's Seattle laboratory operation to Saigene for a total consideration of $4,000,000, including cash, cash advances, notes to Preferred Stockholders, and assumption of debt. In August 2000, the Company announced a further extension to the closing date from August 15, 2000 to January 20, 2001. The closing date has been further extended on a month-by-month basis by Saigene through April 20, 2002. Saigene is able to extend the closing date by making monthly payments of $30,000, in which half of such payments may be credited to the purchase price upon consummation of the sale transaction. The Company can terminate the Purchase Agreement at the end of any extension period by providing 20 days written notice.

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

FUTURE OPERATING RESULTS

On May 3, 2002, the Board of Directors voted to reprice 955,047 outstanding options to purchase common stock to the current market price, which was $.02 on that day. In the future, the net income of the Company may be affected by fluctuations in the market value of the Company's common stock. If the market price of the Company's common stock increases, the Company will recognize expense for the number of options outstanding times the incremental increase in per share stock value. In addition, the earnings per share on a fully diluted basis may be expected to be affected by inclusion of the options in such calculation.

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

Saigene failed to complete the Purchase Agreement on January 20, 2001 but has elected to extend the Closing Date on a month-by-month basis having made all required payments due through December 20, 2000 and all payments due from January 20, 2001 through April 20, 2002.

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

Even upon completion of the transaction with Saigene, the Company will still have significant debts and claims that need to be settled. These include amounts owed to various consultants, vendors and suppliers of the Company not related to the Seattle laboratory operation of approximately $670,000; deferred compensation to current and former employees of approximately $830,000 (included in notes payable to related parties and deferred compensation); accrued dividends to preferred stockholders of approximately $848,000; and a potential liability, disputed by the Company, of approximately $2.2 million related to the OsteoPatch(TM) technology. The Company will attempt to settle these debts with cash, stock, and technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws. If the Company is successful in settling the remaining debts, then the Company plans to pursue a merger with another company as a means of providing some value to common stockholders. There can be no assurance that the Company will be successful in finding and negotiating a successful merger or that any such merger would create value for the stockholders.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company's outstanding class of Series A Convertible Preferred Stock provides for a cumulative cash dividend payable quarterly in arrears at an annual rate of 8%. The Company is not current on dividend payments and as of march 31, 2002 approximately $848,000 in dividends have been accrued.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable.

ITEM 5 - OTHER INFORMATION - Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)        Exhibits:

               None.

    (b) The following current reports on Form 8-K were filed during and subsequent to the quarter ended March 31, 2002:

               None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:    May 15, 2002

\s\ Paul G. Kanan                          President, Chief Executive
-----------------                          Officer, Acting Principal Financial
Paul G. Kanan                              and Accounting Officer