Form 10KSB
period 2002-06-30
PACIFIC BIOMETRICS INC
filed 2002-10-15
CIK 1020475

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   JUNE 30, 2002     Commission File Number    0-21537
                            -------------                               -------

                            PACIFIC BIOMETRICS, INC.
--------------------------------------------------------------------------------
         (Exact name of small business issuer specified in its charter)

                          Delaware                                                    93-1211114
------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)           (IRS Employer Identification Number)

               220 West Harrison Street, Seattle, Washington 98119
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  206-298-0068
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

Indicate by check mark if the disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended June 30, 2002 were $4,405,131.

As of September 16, 2002 there were outstanding 25,260,171 shares of common stock, par value $0.01 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on September 16, 2002 based on the average bid and asked price of $.22 on such date was $1,182,916 (based on 5,376,888 non-affiliated shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's Proxy Statement dated October 13, 1997.


          Traditional Small Business Disclosure Format: Yes ( ) No (X)

                            PACIFIC BIOMETRICS, INC.

                              INDEX TO FORM 10-KSB


PART I                                                                                                   PAGE
                                                                                                         ----
ITEM 1 - BUSINESS...................................................................................       1

ITEM 2 - PROPERTIES.................................................................................      11

ITEM 3 - LEGAL PROCEEDINGS..........................................................................      11

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................      12

PART II

ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................      12

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION..........      14

ITEM 7 - FINANCIAL STATEMENTS.......................................................................      20

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES......      20

PART III

ITEM 9 - DIRECTORS AND OFFICERS OF THE REGISTRANT...................................................      21

ITEM 10 - EXECUTIVE COMPENSATION....................................................................      24

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................      26

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........................................      27

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K    ......................................................      28

SIGNATURES..........................................................................................      29

CERTIFICATIONS......................................................................................      30

INDEX OF EXHIBITS...................................................................................      32

PART I

ITEM 1 - BUSINESS

GENERAL

Pacific Biometrics, Inc. ("PBI" or the "Company") was incorporated in Delaware in May 1996. PBI was formed in connection with the acquisition of BioQuant, Inc. ("BioQuant"), a Michigan corporation, and Pacific Biometrics, Inc. ("PBI-WA"), a Washington corporation. On June 28, 1996, the Company completed two mergers whereby BioQuant and PBI-WA became wholly owned subsidiaries of the Company in separate stock-for-stock exchange transactions. The Company had 32 employees as of June 30, 2002. The Company's principal executive offices are located at 220 West Harrison Street, Seattle, Washington 98119.

PBI provides specialty reference laboratory services to the pharmaceutical and diagnostics industries. The Company had previously been engaged in the development and commercialization of non-invasive technologies for use in diagnostics to improve the detection and management of chronic diseases, which commercialization efforts have been terminated due to the Company's inability to obtain FDA approval for its OsteoPatch(TM) product and lack of necessary funding. The Company has developed two patented platform technologies that permit the use of sweat and saliva as diagnostic fluids.

RECENT ASSET ACQUISITION

On June 27, 2002, the Company, and its wholly-owned subsidiary, Pacific Biometrics, Inc., a Washington corporation ("PBI-WA"), entered into an Asset Purchase Agreement, as amended by Amendment Number One to Asset Purchase Agreement, dated as of August 28, 2002 (collectively, the "Asset Purchase Agreement") with Saigene Corporation, a Delaware corporation ("Saigene"), providing for the purchase by PBI-WA of certain technology, intellectual property and equipment in connection with certain DNA amplification and cell viability and related technologies and processes. On August 28, 2002, pursuant to the Asset Purchase Agreement, as consideration for the purchased assets, the Company issued to Saigene 19,624,292 shares, and to certain of Saigene's designees an additional 1,375,708 shares, of PBI's common stock, par value $.01 per share (the "Common Stock"). Of the shares issued to Saigene, 1,000,000 shares are held in escrow in the event that PBI is required to satisfy certain anti-dilution protections granted to one of Saigene's designees, and 1,000,000 shares are held in escrow in the event that PBI incurs any liabilities with respect to any of Saigene's creditors that have not consented to the purchase transaction (in excess of 75% of Saigene's creditors have consented). As a result of the consummation of the transactions contemplated in the Asset Purchase Agreement, Saigene owns approximately 77% of the Common Stock of PBI.

Additionally, PBI-WA assumed certain liabilities of Saigene associated with the purchased assets in the approximate amount of $850,000, including an obligation of Saigene to the Company's former landlord in the amount of approximately $414,000, and the issuance of two promissory notes in favor of Saigene (and guaranteed by PBI) in the principal amounts of $223,697 and $219,109, respectively.

In connection with the asset purchase transaction, PBI-WA and Saigene executed an Option Agreement whereby PBI-WA may purchase certain additional assets of Saigene in exchange for, at PBI-WA's election, either $5,147,118 in cash or the issuance by PBI of an additional 5,147,118 shares of Common Stock and the assumption of certain additional liabilities associated with such transferred assets.

Also as a result of the consummation of the asset purchase transaction, the Board of PBI now consists of five members, including, Ronald R. Helm (Chairman), Paul G. Kanan, Michael L. Hartzmark, Timothy A. Wudi and Richard W. Palfreyman. Additionally, Terry M. Giles resigned as an officer and director of PBI and its subsidiaries, Paul G. Kanan resigned as an officer (but not as a director) of PBI and its subsidiaries and Ronald R. Helm was named Chief Executive Officer and Treasurer of PBI.

Further, in connection with the consummation of the transactions contemplated by the Asset Purchase Agreement, (1) the parties executed an amendment to the Management Agreement dated September 15, 1999 (the "Management Agreement"), whereby Saigene will continue to operate the PBI-WA laboratory in exchange for monthly payments by PBI to Saigene equal to $90,000, which arrangement may be terminated by either PBI or Saigene upon 30 days prior written notice; (2) the Purchase Agreement dated June 22, 2000, relating to the purchase by Saigene of the laboratory operations of PBI-WA was terminated; (3) the holders of PBI's Series A Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock"), consented to an amendment of the Certificate of Designation with respect to the rights and preferences of the Preferred Stock and converted all accrued dividends thereon into an aggregate of 450,000 shares of Common Stock;
(4) PBI entered into consulting arrangements with Messrs. Kanan and Giles; (5) PBI converted $904,626 of deferred compensation and notes payable to warrants and options to purchase an aggregate of 904,626 shares of Common Stock; and (6) each of Saigene, Paul Kanan, Terry Giles and Burkhalter, Michaels, Kessler & George, LLP, agreed, for a period of one year, not to sell any PBI securities, except at a price per share equal to or greater than $1.00, in a private transaction, in a transaction solely for estate planning, or, in the event PBI completes a private financing, at a per share price equal to or greater than the per share price set forth in such private financing.

ACQUIRED ASSETS

The DNA technology platform acquired from Saigene, called LIDA (Logarithmic Isothermal DNA Amplification) is a novel chemistry designed to rapidly replicate DNA. LIDA achieves this replication in a matter of minutes without the need for expensive lab equipment and procedural steps as required with certain other amplification systems. A high percentage of all gene-based commercial and research assays require DNA amplification. Accordingly, the potential market for products developed using this technology or licenses relating to this technology may be quite vast.

The other technology acquired from Saigene relates to Cell Viability, a broad-based and novel chemistry platform that may be the first molecular method of its kind to rapidly distinguish a live cell from a dead cell. Applications for this technology include antibiotic susceptibility testing, sterility testing and environmental monitoring in the water and beverage industries.

PBI believes that the acquisition of these technology assets and associated intellectual property will provide PBI's stockholders with potential future value to the extent the technologies acquired can be successfully developed and exploited. However, there can be no assurance that this will be the case or that any proposed products will be approved by the Food and Drug Administration or other government agencies, as applicable, or will not be the subject of litigation or other claims from competitors or others with respect to such products or the patents and methodologies upon which they are based. Saigene has indicated its intention to contribute up to $600,000 (in the form of cash, reduction of payments due from the Company to Saigene, or a combination thereof or as otherwise determined by Saigene) toward the development and commercialization of these technologies.

REQUIRED CAPITAL

Although Saigene intends to contribute approximately $600,000 to PBI toward the development and commercialization of the acquired technologies, PBI has been informed by Saigene that such contributed amounts and currently available cash of PBI will be insufficient to complete either the development or the commercialization of any products using the acquired technologies. Accordingly, PBI will require additional financing in connection with such development and commercialization efforts. PBI has been informed by Saigene that such efforts to complete the validation of the technologies and develop target applications, together with funds needed to support the continued growth of laboratory operations, are likely to require a near term capital infusion in excess of $5,000,000. Moreover, it is likely that an additional $15,000,000 over the next two years will be required to achieve full regulatory approval and commercialization of both the Saigene technologies acquired under the Asset Purchase Agreement and the technologies to be acquired under the Option. The Company intends to seek suitable financing to complete the regulatory approval process and commercialization of the technologies, but there can be no assurance that PBI will be able to obtain such financing on favorable terms or at all. The preceding five sentences are considered forward-looking statements that involve risks and uncertainties that may cause actual results to differ significantly from those discussed herein. Accordingly, see "Risk Factors" set forth below for additional risks related to the biotechnology industry and to PBI that may materially impact the foregoing statements.

In addition to the anticipated capital needs as set forth above, the Company still has various debts and claims that need to be settled. These include: amounts owed to various consultants, vendors and suppliers of the Company not related to the Seattle laboratory operation of approximately $650,000; amounts owed related to the laboratory of approximately $1,100,000; obligations assumed in connection with the Saigene transaction of approximately $850,000 as described above; and a potential liability, disputed by the Company, of approximately $2,200,000 related to the OsteoPatch(TM) technology. The Company will attempt to settle these outstanding debts with cash generated from operations, with stock, and/or with technology assets, if possible. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws. As a consequence, it is unlikely that investors will receive any return on their investment in PBI.

SERVICES PROVIDED BY PBI'S LABORATORY

The Company's reference laboratory in Seattle, Washington has established itself as a technical leader due to its strong expertise in research related to cardiovascular disease (lipids). The Company's affiliated foundation is one of only eleven laboratories designated worldwide (five in the U.S.) by the Center for Disease Control as a cholesterol reference method network laboratory. The laboratory services include development of laboratory reference methods, development of clinical trial protocols, and contract research and development.

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

PBI provides general and specialty biomarker (efficacy) analysis services, as well as full central laboratory services. Special areas of expertise include testing for biomarkers of lipid status and cardiovascular disease risk, osteoporosis and bone metabolism, and diabetes mellitus. PBI's expertise is concentrated on the measurement of cardiovascular disease markers, especially cholesterol and lipoproteins, including HDL, LDL and, HDL and LDL subfractions, remnant cholesterol, apolipoproteins, Lp, and lipoprotein fraction compositions. Diabetes testing includes markers such as glucose, hemoglobin A1c, fructosamine, insulin, C-peptide, glucagon, advanced glycation end-products (AGE's), microalbumin, non-esterified fatty acid (NEFA), in addition to the lipid markers. In the areas of bone metabolism, (primarily osteoporosis), and women's health, PBI specializes in the measurement of hormones and biochemical markers of bone metabolism including pyridinolines, various C- and N- terminal telopeptides, procollagens, osteocalcin and bone specific alkaline phosphatase. PBI also has an established genetic testing group. In addition, PBI manages the routine safety profiles: hematology, coagulation, urinalysis and general chemistry.

PBI's involvement with clients frequently begins at the protocol design stage. Clinical trial support includes coordinating the receipt of specimens from investigative site, processing the samples and reporting the consolidated data to study sites and sponsors. The extensive knowledge PBI has in test development and the close collaboration with diagnostic manufacturers frequently allow PBI to offer novel tests to its clinical research clients before such test are commercially available.

In February 2002, PBI-WA entered into a master services agreement with a large pharmaceutical company to provide laboratory research services based on specifications to be included in one or more work orders submitted by such pharmaceutical company from time to time. For the period ending June 30, 2002, the Company provided services under this arrangement aggregating approximately $3.3 million. The Company has received additional work orders for services to be rendered during fiscal 2003 anticipated to aggregate approximately $3.5 million during the course of the fiscal year.

OTHER TECHNOLOGIES

PBI's intellectual property position in both sweat and saliva collection technology is based on sixteen issued U.S. patents and one pending U.S. patent with respect to the Company's SalivaSac(Registered) technology. The Company has invested approximately $4,202,000 in research and development and approximately $819,000 for the acquisition of technology rights in 1999, 1998 and 1997. The Company has ceased all product development activities with respect to its sweat and saliva technologies due to a lack of funds.

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

SALIVASAC(REGISTERED) - SALIVA COLLECTION & PROCESSING DEVICE

This proprietary device, developed by the Company, collects a non-invasive saliva sample that the Company had hoped would be able to replace blood and urine testing in various applications. The SalivaSac(Registered), which contains a small quantity of a substance that acts as an osmotic driver, is placed in the mouth and rapidly fills with an ultrafiltrate of saliva that is filtered as it passes through the semi-permeable outer membrane. The resulting fluid is clear, easy to use, and does not contain interfering substances. The Company believes SalivaSac(Registered) design has the potential to lend itself to point-of-care diagnostic applications. The SalivaSac(Registered), as a sample collection device, can be combined with currently available testing technologies to permit new non-invasive diagnostic test applications. However, almost all development of the SalivaSac(Registered) has been suspended as of December 1998 due to a lack of funding.

SUDORMED LICENSE DEFAULT

In December 1997, the Company executed the License Agreement (the "License Agreement") with Sudormed, Inc. ("Sudormed"), which provided the Company an exclusive worldwide license to all medical diagnostic applications of Sudormed's skin patch technology. This License Agreement replaced the

Company's previous license agreement with Sudormed for the skin patch technology for the application of measuring bone loss markers in sweat, which is the basis for the Company's OsteoPatch(TM) system. In addition, the License Agreement allowed for the development of all other potential applications of such technology, except for those relating to alcohol and drugs of abuse.

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

Pursuant to the License Agreement, the Company was obligated to pay Sudormed approximately $3 million over a fifteen-month period plus an ongoing royalty payment based on the amount of sales of products developed under this license. Such payments included a lump-sum payment of $1.6 million due in December 1998. The Company failed to make the required license payments, resulting in defaults under both the License Agreement (relating to the patch technology) and the supply agreement dated August 1993, as amended (the "Supply Agreement") with Sudormed (relating to production of patches). Sudormed terminated the License Agreement in May 1999 for failure to make required payments. The License Agreement permits the Company to retain full license rights as long as the Company has an inventory of patches. As of June 30, 2002, the Company had approximately 80,000 patches in inventory, which are no longer saleable due to expirations, but are useable for research purposes only. All investments and related assets in SweatPatch(TM) technology, including the OsteoPatch(TM), were expensed during 1999.

The Minnesota Mining and Manufacturing Company ("3M") manufactures the patch for PBI pursuant to the Supply Agreement with Sudormed. The License Agreement and the Supply Agreement between the Company and Sudormed were terminated by Sudormed in May 1999 due to the failure of the Company to make required payments. 3M, as a party in possession of secured property of Sudormed, has not informed the Company of its plans for the Sudormed assets. This includes the SkinPatch(TM) technology rights, which are part of the Company's OsteoPatch(TM) product. The Company had sought to reestablish certain rights to this technology in order to create additional value for the Company's other intellectual property related to the OsteoPatch(TM). Without an agreement with 3M, the Company's OsteoPatch(TM) assets may not have any value. The Company expensed all of these assets in 1999. In May 2000, 3M notified the Company that, in its capacity as a secured party in possession of the Sudormed assets, it demands payment in full of the $1.6 million plus accrued interest and fees due under the License Agreement between the Company and Sudormed. 3M is seeking to settle this claim and has threatened to seek a judgment in a court of law. The Company disputes 3M's claim and intends to defend itself in this matter. If 3M commences a legal action against the Company, the Company may have no alternative than to seek protection from creditors under the bankruptcy laws. In that event the Company would consider suing 3M for damages to shareholders and creditors as a result of this action.

SIGNIFICANT RECENT DEVELOPMENTS AND SUBSEQUENT EVENTS

As previously reported, the Company executed a Management Agreement with Saigene on September 15, 1999 and amended that agreement on April 15, 2000, April 30, 2000, and August 7, 2000 (collectively, the "Management Agreement"). The Management Agreement gives Saigene operational control of the Company's laboratory. In connection with the Asset Purchase Agreement, the Company, PBI-WA and Saigene executed an amendment to the Management Agreement, whereby Saigene will continue to operate the PBI-WA laboratory in exchange for monthly payments by PBI to Saigene equal to $90,000, which arrangement may be terminated by either PBI or Saigene upon 30 days prior written notice, and the Purchase Agreement was terminated.

In May 1999, the landlord of the office and laboratory space previously leased by the Company in Lake Forest, California, obtained a judgment against the Company for approximately $150,000 related to the default on the lease. In addition, liabilities continued to accrue at the rate of approximately $13,000 per month until the space was leased. The total liability to the Company is currently estimated to be approximately $414,000. In March 2000, Saigene purchased from the landlord of the Lake Forest property, in exchange for a convertible promissory note in the principal amount of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company's laboratory assets to Saigene pursuant to the Purchase Agreement. However, pursuant to the Asset Purchase Agreement, the Company assumed the payment obligations of Saigene. Due to the uncertainty surrounding the possible reassignment by Saigene of its obligations to the landlord if the sale of the laboratory assets to Saigene was not completed and the uncertainty of Saigene's obligations to the Company regarding payment of this debt, the Company did not delete this liability from its balance sheet. On September 5, 2002, the Company was notified of certain defaults under the assumed Saigene obligation as well as a promissory note of the Company in favor of the landlord in the principal amount of $15,000. Although the Company is in active discussions with the landlord regarding this obligation, no assurance can be given that the Company will be successful in negotiating a favorable arrangement. Accordingly, should the landlord seek to enforce its rights to collect amounts owed, the Company will likely incur significant legal costs in defending any such action and may not have sufficient funds to pay any adverse judgment should the landlord prevail in any such action. As of June 30, 2002, approximately $414,000 has been accrued relating to this liability.

As previously disclosed, the Company has continued to negotiate forbearance agreements with Transamerica Business Credit related to payments due on capital leases. In exchange for the most recent Forbearance Agreement, the Company has granted Transamerica additional warrants to purchase Common Stock and a lien position on the assets of the Company. This Forbearance Agreement expired on September 30, 1999, and was extended again through December 31, 1999, in exchange for additional warrants to purchase 150,508 shares of Common Stock. Although the Forbearance Agreement has expired, Transamerica has not taken action to collect the debt, which approximates $422,000. Although the Company is in active discussions with Transamerica regarding this obligation, no assurance can be given that the Company will be successful in negotiating a favorable arrangement. Accordingly, should Transamerica seek to enforce its rights to collect amounts owed, the Company will likely incur significant legal costs in defending any such action and may not have sufficient funds to pay any adverse judgment should Transamerica prevail in any such action.

On May 10, 2001, a Final Judgment of Permanent Injunction was issued by the United States District Court for the District of Columbia ordering the Company to (a) file with the SEC, on or before June 29, 2001: (1) the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 2000; (2) the Company's Quarterly Reports on Form 10-QSB for its quarters ended March 31, September 30, and December 31, 2000; and (3) such other periodic reports which may become due prior to the entry of the Final Judgment, and (b) file timely and in proper form with the SEC accurate and complete information and reports of the Company as are required to be filed under the securities laws. All such reports were filed on June 29, 2001 and since that date the Company has filed all such subsequent reports by the required due dates. Accordingly, the Company believes it is currently in compliance with the Final Judgment and it intends to remain so in the future, failing which the Company might be subject to sanctions from the SEC.

RISK FACTORS

An investment in the securities of the Company is highly speculative and subject to a high degree of risk. Prospective investors should carefully consider the following factors affecting the business of the Company.

OUR FUTURE PROFITABILITY IS UNCERTAIN AND WE HAVE A HISTORY OF LOSSES AND ACCUMULATED DEFICIT THAT MAY CONTINUE IN THE FUTURE.

Our revenue to date has not been substantial or stable, and any increase in revenue will be initially dependent upon our laboratory operations and our ability to successfully develop and market products using the technologies acquired from Saigene. It is likely that our operating expenses will increase substantially as development efforts increase without a corresponding increase in revenue. Accordingly, we cannot assure you that we will ever be able to successfully develop or commercialize any products using the technologies acquired from Saigene or that we will ever achieve sustained profitable operations.

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

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE FOR OPERATIONS AND PRODUCT DEVELOPMENT.

In addition to existing liabilities, we will need to expend additional funds in order to continue product development efforts with respect to the technologies acquired from Saigene. PBI has been informed by Saigene that anticipated and currently available cash of PBI will be insufficient to complete either the development or the commercialization of any products using the acquired technologies. Accordingly, PBI will require additional financing in connection with such development and commercialization efforts. PBI has been informed by Saigene that such efforts to complete the validation of the technologies and develop target applications, together with funds needed to support the continued growth of laboratory operations, are likely to require a near term capital infusion in excess of $5,000,000. Moreover, it is likely that an additional $15,000,000 over the next two years will be required to achieve full regulatory approval and commercialization of both the Saigene technologies acquired. Our capital requirements will depend on numerous factors, including:

         o the progress and strategic direction of our product development and marketing programs;

         o our ability to enter into strategic arrangements or other marketing arrangements which result in the commercialization of our products;

         o   our need to purchase or lease additional capital equipment;

         o the costs associated with obtaining FDA and regulatory approval of our products; and

         o the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

In recent years, our principal source of funds has been from operation of our research laboratory. Although we expect to continue to generate revenue from such operations, we do not anticipate net income from such revenues to be sufficient to fund our future product development efforts or general operational overhead. Further, if our current and projected needs change due to unanticipated events or otherwise, we may be required to obtain additional capital and there can be no assurance that additional financing will be available or that the terms of any financing will be acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our product development programs, including, but not limited to, the further development of our products using the technologies acquired from Saigene, or we may be forced to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or products that we would not otherwise relinquish.

The Company has, in fact, encountered significant regulatory problems with the OsteoPatch(TM) product and has not had access to capital required to restore the technology licenses and to continue development. It is very unlikely that the Company will have access to capital for this purpose.

Additionally, as set forth in our financial statements, our ability to continue as a going concern is dependent upon our ability to obtain additional debt or equity financing and our ability to generate net income sufficient to successfully implement our business plan, of which we can provide no assurance.

BECAUSE POTENTIAL CUSTOMERS MAY NOT ACCEPT OUR PRODUCTS WE MAY NEVER ACHIEVE ENOUGH SALES TO MAKE OUR BUSINESS PROFITABLE.

The commercial success of our future products will be dependent on their acceptance by potential customers. Our products will be based on technology that has not been completely proven and is subject to the risks of failure inherent in products based on new technologies. A significant portion of our resources will be used for research and development and marketing relating to our proposed products and services. There can be no assurance that we can or will develop marketable products. The failure of our products to achieve market acceptance would have a material adverse effect on us.

THE BIOTECHNOLOGY INDUSTRY IS SUBJECT TO RAPID CHANGES IN TECHNOLOGY.

The biotechnology industry is subject to rapid changes in technology, which can make our proposed products obsolete. Advances in technology create markets for new products and can change or reduce the market for existing products. There can be no assurance that future technological developments will not result in technologies that render our products obsolete. In order for us to obtain market acceptance of our proposed products, we must be able to convince our potential customers and strategic partners that we have the technological capabilities to meet the demands of the marketplace in a cost-effective manner.

WE MAY HAVE DIFFICULTY PROTECTING PATENTS AND OTHER PROPRIETARY RIGHTS TO OUR TECHNOLOGY AND INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND MAY RESULT IN LOSS OF SIGNIFICANT RIGHTS.

We believe that patent and other protection of intellectual property rights is crucial to our business and that our future will depend in part on our ability to develop proprietary and/or patented products, maintain trade secret protection and operate without infringing the proprietary rights of others. Our products will be based on patents and other proprietary technologies acquired from Saigene. Certain patents have been issued and others are pending with respect to such technologies. However, no assurance can be given that the patents will be upheld if challenged or that pending patent applications will be granted. Any challenge to the validity of such patent rights, regardless of whether we ultimately prevail, could be expensive and could require us to use a significant portion of our resources for litigation, without any assurance of success.

We cannot assure you that third parties will not challenge the validity and enforceability of the patent applications or any patents owned or issued to us, or that the challenges will not be successful. We cannot assure you that patent infringement claims will not be asserted and found to have merit, that we will not be enjoined from using the acquired technologies or products derived therefrom, or that we would not be forced to obtain a license and pay future royalty fees as well as past damages to the party claiming infringement.

We will generally rely on a combination of trade secret, copyright, trademark and patent law to protect our proprietary rights in the intellectual property developed by us or licensed to us. We cannot assure that unauthorized third parties will not be able to duplicate our technologies or that we will have the resources to prevent any infringement of our intellectual property.

COMPETITION.

There are many companies, both public and private, including well-known pharmaceutical companies, chemical companies and specialized biotechnology companies, engaged in developing medical and other diagnostic products for certain of the applications being pursued by us. Many of these companies have substantially greater capital, research and development, manufacturing, marketing and human resources and experience and represent substantial long-term competition for us. Such companies may develop products more quickly or products that are more effective and less costly than any that may be developed by us. The industry in which we propose to compete is characterized by extensive research efforts and rapid technological progress. New developments are expected to continue and there can be no assurance that discoveries by others will not render our products or potential products noncompetitive. Competition may increase further as a result of advances that may be made in the commercial applicability of technologies and greater availability of capital for investment in these fields. Currently, we are unable to compete effectively due to our financial condition.

RISK OF BANKRUPTCY.

Notwithstanding completion of the transactions with Saigene, we still have various debts and claims that need to be settled. These include: amounts owed to various consultants, vendors and suppliers not related to the Seattle laboratory operation of approximately $650,000; amounts relating to the laboratory of approximately $1,100,000; obligations assumed in connection with the Saigene transaction of approximately $850,000; and a potential liability, disputed by us, of approximately $2,200,000 related to the OsteoPatch(TM) technology. We will attempt to settle these debts with cash, stock, and other assets, if possible. There can be no assurance that we will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws. As a consequence, it is unlikely that investors will receive any return on their investment in PBI.

PRODUCT TESTING, MANUFACTURING AND MARKET ACCEPTANCE UNCERTAINTIES.

The potential medical diagnostic products and other potential applications of the Company's technologies will require significant additional research and development and pre-clinical testing and will require extensive clinical testing prior to submission of any regulatory application for commercial use. The Company does not have funds to perform this work and is unlikely to have access to such funds. Furthermore, the Company's potential products are subject to the risks of failure inherent in the development of medical diagnostic products based on new technologies. These risks include the possibilities that the Company's novel approach to diagnosis will not be successful; that any or all of the Company's potential products will not be found to be safe and effective or otherwise fail to receive necessary regulatory clearances; that the products, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market; that proprietary rights of third parties will preclude the Company from marketing such products; or that third parties will market superior or equivalent products. It is extremely unlikely that the Company can resume research and development activities or develop commercially viable products without additional capital investment.

GOVERNMENT REGULATION AND PRODUCT APPROVAL.

The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the testing, manufacturing and marketing of therapeutic and diagnostic products, through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time consuming procedures. Satisfaction of these requirements may take several years and varies substantially based upon the type, complexity and novelty of the product. In addition, the Company's laboratory business is subject to federal regulation under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") and regulations promulgated thereunder and the FDA's Good Laboratory Practices for Non-clinical Laboratory Studies regulations. Failure to comply with applicable regulations could result in loss of certification under CLIA and disqualification resulting in the exclusion of studies performed in the laboratory from consideration in support of FDA submissions, as well as civil and criminal sanctions.

RISKS INHERENT IN INTERNATIONAL TRANSACTIONS.

International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, economic and political instability, price controls, currency risks, trade restrictions, and changes in tariffs or difficulties with foreign distributors. Foreign regulatory agencies often establish product standards different from those in the U.S. and any inability to obtain or maintain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's arrangement with foreign distributors or others in the future. Additionally, the Company's business, financial condition and results of operations may be materially and adversely affected by fluctuations in currency exchange rates as well as increases in duty rates and difficulties in obtaining required licenses and permits. There can be no assurance that the Company will be able to successfully commercialize its products in any foreign market. In addition, the laws of some countries do not protect the Company's proprietary rights to the same extent as do the laws of the U.S.

Distribution of the Company's products outside the U.S. is subject to extensive foreign government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. In addition, the export by the Company of certain of its products may be subject to FDA export restrictions. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals or any other failure to comply with regulatory requirements would have a material adverse effect on the Company's ability to distribute products outside the United States.

DEPENDENCE ON MAJOR CUSTOMERS.

Revenues received from laboratory operations are generally pursuant to short-term contracts. The Company has no long-term contracts or agreements with its customers. Each contract is negotiated separately with the pharmaceutical manufacturer or research organization and is usually limited to a specific project with limited duration. The cancellation of any contracts with existing customers or the failure to replace such contracts upon expiration or termination could have a material adverse effect on the Company's laboratory operations. Sales to the Company's five largest customers represented approximately 76 percent and 49 percent of total sales in fiscal 2002 and fiscal 2001, respectively.

ITEM 2 - PROPERTIES

The Company's executive offices were located at 25651 Atlantic Ocean Drive, Suite A-1, Lake Forest, California and its laboratory facilities are located in Seattle, Washington. The Company vacated the Lake Forest facility in July 1999 after defaulting on the lease. The landlord of this facility has obtained a judgment against the Company in the amount of $150,000 plus monthly accruals equal to $13,000. See "Legal Proceedings". Until September 2002, the Company rented its executive offices on a month to month basis in a shared executive office facility at 23120 Alicia Parkway, Suite 200 in Mission Viejo, California at a monthly rental of approximately $900. The Company intends to rent this facility until at least January 2003. The Company also leases approximately 15,000 square feet of office and laboratory space in Seattle, Washington pursuant to a ten-year lease at an average annual rental of $238,000, which expires on September 30, 2007. With respect to the Seattle property, a security deposit of $100,000 has been placed in an interest bearing account in the Company's name, with interest earned accruing to the Company. This amount has been classified as restricted cash on the accompanying consolidated balance sheet and has a current balance of approximately $70,000 as modified by mutual agreement with the landlord.

The Company's current executive offices are combined with the laboratory facility located at 220 West Harrison Street, Seattle, Washington 98119.

ITEM 3 - LEGAL PROCEEDINGS

On May 10, 2001, a Final Judgment of Permanent Injunction was issued by the United States District Court for the District of Columbia ordering the Company to (a) file with the SEC, on or before June 29, 2001: (1) the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 2000; (2) the Company's Quarterly Reports on Form 10-QSB for its quarters ended March 31, September 30, and December 31, 2000; and (3) such other periodic reports which may become due prior to the entry of the Final Judgment, and (b) file timely and in proper form with the SEC accurate and complete information and reports of the Company as are required to be filed under the securities laws. All such reports were filed on June 29, 2001 and since that date the Company has filed all such subsequent reports by the required due dates. Accordingly, the Company believes it is currently in compliance with the Final Judgment and it intends to remain so in the future, failing which the Company might be subject to sanctions from the SEC.

On September 24, 1997 the Company received from the former manufacturer of SPINPRO(Registered) a demand for arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO(Registered). The former manufacturer is seeking damages of approximately $515,000. The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company. The Company is vigorously contesting such claims and has filed counterclaims against the former manufacturer. The former manufacturer has subsequently made no effort to prosecute its claim and the Company will move to dismiss this action.

The Company has also filed for arbitration against a former vendor relating to SPINPRO(Registered), seeking damages for alleged breach of contract with respect to the manufacture of molds for SPINPRO(Registered) parts. This arbitration was settled in December 2001 by the payment by the former vendor to the Company of $20,000.

In May 1999, the landlord of the office and laboratory space previously leased by the Company in Lake Forest, California, obtained a judgment against the Company for approximately $150,000 related to the default on the lease. In addition, liabilities continued to accrue at the rate of approximately $13,000 per month until the space was leased. The total liability to the Company is currently estimated to be approximately $414,000. In March 2000, Saigene purchased from the landlord of the Lake Forest property, in exchange for a convertible promissory note in the principal amount of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company's laboratory assets to Saigene pursuant to the Purchase Agreement. However, pursuant to the Asset Purchase Agreement, the Company assumed the payment obligations of Saigene. Due to the uncertainty surrounding the possible reassignment by Saigene of its obligations to the landlord if the sale of the laboratory assets to Saigene was not completed and the uncertainty of Saigene's obligations to the Company regarding payment of this debt, the Company did not delete this liability from its balance sheet. On September 5, 2002, the Company was notified of certain defaults under the assumed Saigene obligation as well as a promissory note of the Company in favor of the landlord in the principal amount of $15,000. Although the Company is in active discussions with the landlord regarding this obligation, no assurance can be given that the Company will be successful in negotiating a favorable arrangement. Accordingly, should the landlord seek to enforce its rights to collect amounts owed, the Company will likely incur significant legal costs in defending any such action and may not have sufficient funds to pay any adverse judgment should the landlord prevail in any such action. As of June 30, 2002, approximately $414,000 has been accrued relating to this liability.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 2002.

PART II

ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company began trading in October 1996 (subsequent to the initial public offering) on the Nasdaq Stock Market under the symbol "PBMI". In March 1999, the Company's securities were delisted from the Nasdaq Stock Market as the Company failed to meet the maintenance requirements for tangible net assets and minimum stock price. The stock currently trades on the OTC Electronic Bulletin Board or in the over-the-counter market.

                                                  COMMON STOCK
                                                  ------------
                                              High             Low
                                              ----             ---
First Quarter ended 9/30/00                   .140            .050
Second Quarter ended 12/31/00                 .100            .010
Third Quarter ended 3/31/01                   .080            .020
Fourth Quarter ended 6/30/01                  .020            .020

First Quarter ended 9/30/01                   .025            .010
Second Quarter ended 12/31/01                 .020            .001
Third Quarter ended 3/31/02                   .020            .010
Fourth Quarter ended 6/30/02                  .023            .010

On June 30, 2002, the per share closing sales price of the Common Stock was $.0234 as reported in the OTC market. As of September 16, 2002, the closing sales price of the Common Stock was $.22. As of September 16, 2002, the Company had approximately 150 holders of record with respect to the Common Stock.

At this time the Company does not pay a dividend on the common stock and does not plan to do so in the immediate future. The Company accrued dividends on the Preferred Stock of approximately $910,000 as of June 30, 2002. In connection with the Asset Purchase Agreement, an amendment to the Company's Certificate of Designation was filed in Delaware with respect to the rights and preferences of the Preferred Stock. The amendment, among other things, reduced the dividend on the Preferred Stock to zero, converted all accrued dividends into an aggregate of 450,000 shares of Common Stock, modified certain mandatory conversion rights and eliminated the right of the holders of the Preferred Stock to designate a director to PBI's Board.

The table below sets forth information relating to the Company's equity compensation plans. The Company maintains one such plan, the Pacific Biometrics, Inc. 1996 Stock Incentive Plan. For more information about the Company's Stock Incentive Plan, see the Company's Proxy Statement dated October 13, 1997, which information relating to the Stock Incentive Plan is incorporated herein by reference.

---------------------------------------------------------------------------------------------------------------------------------
                      EQUITY COMPENSATION PLAN INFORMATION
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                            NUMBER OF SECURITIES
                                                                                                             REMAINING AVAILABLE
                                                             NUMBER OF SECURITIES                            FOR FUTURE ISSUANCE
                                                                  TO BE ISSUED         WEIGHTED-AVERAGE         UNDER EQUITY
                                                               UPON EXERCISE OF       EXERCISE PRICE OF         COMPENSATION
                                                              OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     PLANS (EXCLUDING
                                                                 WARRANTS AND            WARRANTS AND       SECURITIES REFLECTED
                                                                  RIGHTS (A)              RIGHTS (B)           IN COLUMN (A))
---------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by security holders            1,162,339(1)               $.09(2)              837,661(1)
---------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by security holders          352,874(1)               $.17                       0
---------------------------------------------------------------------------------------------------------------------------------
       Total.................................                     1,868,087(1)               $.09(2)              837,661(1)
---------------------------------------------------------------------------------------------------------------------------------

(1) With respect to equity compensation plans approved by security holders, includes options to purchase 551,752 shares of Common Stock, and with respect to equity compensation plans not approved by security holders, includes warrants to purchase 352,874 shares of Common Stock, in each case that were issued on August 28, 2002, in connection with the consummation of the asset purchase transaction, and the conversion of an aggregate of $904,626 of deferred compensation and notes payable to warrants and options to purchase an aggregate of 904,626 shares of Common Stock. The exercise price of such options and warrants is $.17 per share, the fair market value on the date of grant.

(2) On May 3, 2002, the Board of Directors voted to reprice all outstanding options to purchase Common Stock to the then current market price, which was $.02 per share. As of June 30, 2002, 610,587 of these options remained outstanding.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes in this Form 10-KSB.

OVERVIEW

Pacific Biometrics, Inc. ("PBI" or the "Company") was incorporated in Delaware in May 1996 in connection with the acquisition of BioQuant, Inc. ("BioQuant"), a Michigan corporation, and Pacific Biometrics, Inc. ("PBI-WA"), a Washington corporation. On June 28, 1996, the Company completed the two mergers whereby BioQuant and PBI-WA became wholly owned subsidiaries of the Company in separate stock-for-stock exchange transactions.

PBI provides specialty reference laboratory services to the pharmaceutical and diagnostics industries. The Company had previously been engaged in the development and commercialization of non-invasive diagnostics to improve the detection and management of chronic diseases, which commercialization efforts have been terminated due to the Company's inability to obtain FDA approval for its OsteoPatch(TM) product and lack of necessary funding.

Expenses consist, and are expected to continue to consist, primarily of operating expenses necessary for the laboratory operations and corporate overhead.

As of June 30, 2002, the Company had an accumulated deficit since inception of $22,552,187, which included a one-time charge of $6,373,884 for the value of purchased research and development expenses relating to the Company's merger with BioQuant and a one-time charge of $428,368 relating to a prior merger involving PBI-WA in 1995.

On June 27, 2002, the Company and PBI-WA entered into the Asset Purchase Agreement with Saigene, providing for the purchase by PBI-WA of certain technology, intellectual property and equipment in connection with certain DNA amplification and cell viability and related technologies and processes. On August 28, 2002, pursuant to the Asset Purchase Agreement, as consideration for the purchased assets, PBI issued to Saigene 19,624,292 shares, and to certain of Saigene's designees an additional 1,375,708 shares, of PBI's Common Stock. Of the shares issued to Saigene, 1,000,000 shares are held in escrow in the event that PBI is required to satisfy certain anti-dilution protections granted to one of Saigene's designees, and 1,000,000 shares are held in escrow in the event that PBI incurs any liabilities with respect to any of Saigene's creditors that have not consented to the purchase transaction (in excess of 75% of Saigene's creditors have consented). As a result of the consummation of the transactions contemplated in the Asset Purchase Agreement and the Amendment, Saigene owns approximately 77% of the Common Stock of PBI.

Additionally, PBI-WA assumed certain liabilities of Saigene associated with the purchased assets in the approximate amount of $850,000, including an obligation of Saigene to the Company's former landlord in the amount of approximately $414,000 and the issuance of two promissory notes in favor of Saigene (and guaranteed by PBI) in the principal amounts of $223,697 and $219,109, respectively. The first note is payable at the rate of $10,000 per month and bears interest at the rate of 8% per annum until fully paid; provided, however, that in the event PBI obtains equity financing in the minimum amount of $6 million, then this note will become immediately due and payable. The second note matures in 12 months and bears interest at the annual rate of 12% per annum. On September 5, 2002, the Company was notified of certain defaults under the assumed Saigene obligation as well as a promissory note of the Company in favor of the landlord in the principal amount of $15,000. Although the Company is in active discussions with the landlord regarding this obligation, no assurance can be given that the Company will be successful in negotiating a favorable arrangement. Accordingly, should the landlord seek to enforce its rights to collect amounts owed, the Company will likely incur significant legal costs in defending any such action and may not have sufficient funds to pay any adverse judgment should the landlord prevail in any such action. As of June 30, 2002, approximately $414,000 has been accrued relating to this liability.

In connection with the asset purchase transaction, PBI-WA and Saigene executed an Option Agreement whereby PBI-WA may purchase certain additional assets of Saigene in exchange for, at PBI-WA's election, either $5,147,118 in cash or the issuance by PBI of an additional 5,147,118 shares of Common Stock and the assumption of additional liabilities associated with such transferred assets.

Further, in connection with the consummation of the transactions contemplated by the Asset Purchase Agreement: (1) the parties executed an amendment to the Management Agreement whereby Saigene will continue to operate the PBI-WA laboratory in exchange for monthly payments by PBI to Saigene equal to $90,000, which arrangement may be terminated by either PBI or Saigene upon 30 days prior written notice; (2) the Purchase Agreement dated June 22, 2000, relating to the purchase by Saigene of the laboratory operations of PBI-WA was terminated; (3) the holders of PBI's Preferred Stock consented to an amendment of the Certificate of Designation with respect to the rights and preferences of the Preferred Stock and converted all accrued dividends thereon into an aggregate of 450,000 shares of Common Stock; (4) PBI entered into consulting arrangements with Paul Kanan and Terry Giles; (5) PBI converted $904,626 of deferred compensation and notes payable to warrants and options to purchase an aggregate of 904,626 shares of Common Stock; and (6) each of Saigene, Paul Kanan, Terry Giles and Burkhalter, Michaels, Kessler & George, LLP, agreed, for a period of one year, not to sell any PBI securities, except at a price per share equal to or greater than $1.00, in a private transaction, in a transaction solely for estate planning, or, in the event PBI completes a private financing, at a per share price equal to or greater than the per share price set forth in such private financing.

On May 3, 2002, the Board of Directors voted to reprice all outstanding options to purchase Common Stock to the then current market price, which was $.02 on that day. As of June 30, 2002, 610,587 of these options remained outstanding. In the future, the net income of the Company may be affected by fluctuations in the market value of the Company's Common Stock. If the market price of the Company's Common Stock increases, the Company will recognize expense for the number of options outstanding times the incremental increase in per share stock value. In addition, the earnings per share on a fully diluted basis may be affected by the inclusion of the options in such calculation.

In February 2002, PBI-WA entered into a master services agreement with a large pharmaceutical company to provide laboratory research services based on specifications to be included in one or more work orders submitted by such pharmaceutical company from time to time. For the period ending June 30, 2002, the Company provided services under this arrangement aggregating approximately $3.3 million. The Company has received additional work orders for services to be rendered during fiscal 2003 anticipated to aggregate approximately $3.5 million during the course of the fiscal year.

RESULTS OF OPERATIONS

The following tables compare the years ending June 30, 2002 and June 30, 2001, as shown in the attached financial statements and the prior comparative year ending June 30, 2000, and shows the year to year variances on a dollar and percentage basis for informative purposes. All dollar amounts are rounded to the nearest thousand.

Laboratory revenues:
-------------------------------------------------------------------------------------------
6/30/02       6/30/01      6/30/00      02 vs. 01    01 vs. 00    02 vs. 01    01 vs. 00
-------------------------------------------------------------------------------------------
$4,405        $1,877       $1,371        $2,528         $505         135%          37%
-------------------------------------------------------------------------------------------

Laboratory revenues increased in 2002 and 2001 compared to the prior years due to increases in size and number of clinical trials, testing and consulting work. Approximately 67% of all laboratory revenues in 2002 were attributable to one customer, and 76% to the 5 largest customers. By comparison, 49% and 41% of revenues were attributable to the five largest customers in 2001 and 2000, respectively. The Company has no long-term contracts or agreements with its customers. Each contract is negotiated separately with the pharmaceutical manufacturer or research organization and is usually limited to a specific project with limited duration. The cancellation of any contracts with existing customers or the failure to replace such contracts upon expiration or termination could have a material adverse effect on the Company's laboratory operations.

Product revenues:

Product revenues are no longer presented as they have not contributed materially to revenues in the prior two fiscal years and are not expected to contribute materially in the future.

Laboratory expenses and cost of goods sold:
-------------------------------------------------------------------------------------------
6/30/02       6/30/01      6/30/00      02 vs. 01    01 vs. 00    02 vs. 01    01 vs. 00
-------------------------------------------------------------------------------------------
$2,055         $962         $951          $1,093        $11          114%         1%
-------------------------------------------------------------------------------------------

Laboratory expenses and cost of goods sold, including salaries, supplies and outside services have increased in 2002 as a result of the increase in laboratory testing and consulting activity. Laboratory expenses and cost of goods sold expenditures in 2001 were comparable to 2000.

Diagnostic research and product development:
-------------------------------------------------------------------------------------------
6/30/02       6/30/01      6/30/00      02 vs. 01    01 vs. 00    02 vs. 01    01 vs. 00
-------------------------------------------------------------------------------------------
  $26           $19          $64           $7          ($45)         37%          -70%
-------------------------------------------------------------------------------------------

Research and development operations have been curtailed and no longer constitute a significant portion of the Company's operations. However, in connection with the acquisition of the Saigene assets and technologies, the Company will incur significant research and development costs in the future assuming funding is available.

Selling, general and administrative:
-------------------------------------------------------------------------------------------
6/30/02       6/30/01      6/30/00     02 vs. 01    01 vs. 00     02 vs. 01    01 vs. 00
-------------------------------------------------------------------------------------------
$1,124        $1,115       $1,141         $9          ($26)           1%          -2%
-------------------------------------------------------------------------------------------

Selling, general and administrative expenditures in 2002 were comparable to those in 2001 and 2000.

Other income (expense):
-------------------------------------------------------------------------------------------
6/30/02       6/30/01      6/30/00      02 vs. 01    01 vs. 00    02 vs. 01     01 vs. 00
-------------------------------------------------------------------------------------------
($250)          $46         ($132)        ($296)        $178        -643%         135%
-------------------------------------------------------------------------------------------

The decrease in net other income in 2002 is the result of management fees paid to Saigene for management of the Company's laboratory, offset by fees paid by Saigene to PBI in consideration of extending the deadline for purchase of the laboratory and sublet rental income from Saigene to the laboratory. The increase in net other income in 2001 is primarily due to fees paid by Saigene in consideration of extending the deadline for purchase of the laboratory and sublet rental income from Saigene to the laboratory.

Net income (loss):
-------------------------------------------------------------------------------------------
6/30/02       6/30/01      6/30/00      02 vs. 01    01 vs. 00    02 vs. 01     01 vs. 00
-------------------------------------------------------------------------------------------
 $950         ($172)       ($915)        $1,122         $743         652%          81%
-------------------------------------------------------------------------------------------

The increase in net income in 2002 versus the net loss in 2001 is due to increased revenues and a stable level of selling, general and administrative expenses. The net loss decrease in 2001 is due to increased revenues and a stable level of overall expenditures.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING
---------

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

On February 20, 1998, the Company consummated the sale of 925,000 shares of Preferred Stock to two institutional investors for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investors an option (the "Option") to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998, for an exercise price of $1,250,000. The Option was exercised in full during May 1998. Terry Giles, a former director of the Company, purchased 950,000 shares of the Preferred Stock from the original institutional investors. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and similar events. The cumulative cash dividend on the Preferred Stock was eliminated in connection with an amendment to the Company's Certificate of Designation pursuant to the Asset Purchase Agreement and all accrued dividends in the approximate amount of $910,000 were converted into an aggregate of 450,000 shares of Common Stock. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days. The amendment to the Certificate of Designation also modified certain mandatory conversion rights and eliminated the right of the holders of the Preferred Stock to designate a director to PBI's Board.

In April 1997, the Company entered into a capital equipment leasing facility with Transamerica Business Credit Corporation to provide credit for equipment purchases up to $1,500,000. The Company issued warrants to purchase 51,429 shares of Common Stock to Transamerica as part of this agreement. The Company negotiated forbearance agreements with Transamerica Business Credit related to payments due on capital leases. In exchange for the first forbearance agreement, the warrants to purchase 51,429 shares of Common Stock were repriced to $0.50 per share in December 1998. No discount was recorded for the value of the warrants because the amount was not material. In exchange for the most recent Forbearance Agreement, dated August 1999, the Company had repriced warrants previously issued to Transamerica to $0.0625, and had granted Transamerica a lien position on the assets of the Company. This Forbearance Agreement expired on September 30, 1999, and was extended again through December 31, 1999, in exchange for 150,508 additional warrants. Although the Forbearance Agreement has expired, Transamerica has not taken action to collect the debt, which approximates $422,000 as of June 30, 2002. Although the Company is in active discussions with Transamerica regarding this obligation, no assurance can be given that the Company will be successful in negotiating a favorable arrangement. Accordingly, should Transamerica seek to enforce its rights to collect amounts owed, the Company will likely incur significant legal costs in defending any such action and may not have sufficient funds to pay any adverse judgment should Transamerica prevail in any such action.

In April of 1999, the Company and its subsidiaries entered into an Accounts Receivable Factoring Agreement with Silicon Valley Bank. The Company issued warrants to purchase 93,024 shares of Common Stock to the Bank as part of the Factoring Agreement. Under the terms of the Factoring Agreement, the Bank will advance 80% of accepted receivables and charge the Company an administrative fee of .75% and an annualized rate of 21% on outstanding balances. There was no amount outstanding as of June 30, 2002. Receivables have not been factored since September 2001. As a result, the Company has been removed from Silicon Valley Bank's active accounts. The Company believes it can become an active account by submitting current compliance documents pursuant to the Factoring Agreement.

The Company had entered into deferred compensation agreement with four of its senior executives. The agreements provided that a specified portion of their salaries be deferred until they elect to receive the deferred amount. Deferred compensation expense in connection with these agreements was $0 and $88,000 for the years ended June 30, 2002 and 2001, respectively. In 1997, the liability for deferred compensation of $64,413 was converted to a promissory note bearing annual interest at 7% and was payable on demand. In 1999, the liability for deferred compensation of $198,583 was converted to a promissory note bearing annual interest at 7% and was payable on demand. An additional liability for management consulting services of $187,000 as of June 30, 1996 was converted in 1997 to a promissory note bearing annual interest at 7% and was payable on demand. This obligation is included with notes payable to related parties on the accompanying consolidated balance sheet. Additional deferred compensation of $295,368 to various employees was due as of June 30, 2002 and is not part of the above-mentioned notes payable. On August 28, 2002, PBI converted all of the above in the aggregate amount of $904,626 to warrants and options to purchase an aggregate of 904,626 shares of Common Stock in connection with the Asset Purchase Agreement.

FUTURE OPERATING RESULTS
------------------------

Pursuant to the License Agreement with Sudormed, the Company was obligated to pay Sudormed approximately $3 million over a fifteen-month period plus an ongoing royalty payment based on the amount of sales of products developed under this license. Such payments included a lump-sum payment of $1.6 million due in December 1998. The Company failed to make the required license payments, resulting in defaults under both the License Agreement (relating to the patch technology) and the Supply Agreement (relating to production of patches). Sudormed terminated the License Agreement in May 1999 for failure to make required payments. 3M, as a party in possession of secured property of Sudormed, has not informed the Company of its plans for the Sudormed assets. This includes the SkinPatch(TM) technology rights, which are part of the Company's OsteoPatch(TM) product. The Company had sought to reestablish certain rights to this technology in order to create additional value for the Company's other intellectual property related to the OsteoPatch(TM). Without an agreement with 3M, the Company's OsteoPatch(TM) assets may not have any value. The Company expensed all of these assets in 1999. In May 2000, 3M notified the Company that, in its capacity as a secured party in possession of the Sudormed assets, it demands payment in full of the $1.6 million plus accrued interest and fees due under the License Agreement between the Company and Sudormed. 3M is seeking to settle this claim and has threatened to seek a judgment in a court of law. The Company disputes 3M's claim and intends to defend itself in this matter. If 3M commences a legal action against the Company, the Company may have no alternative than to seek protection from creditors under the bankruptcy laws. In that event the Company would consider suing 3M for damages to shareholders and creditors as a result of this action.

On August 29, 2002, in connection with the Asset Purchase Agreement, the Company terminated the Purchase Agreement with Saigene relating to the proposed purchase by Saigene of the Company's laboratory. Also in connection with the Asset Purchase Agreement, the Management Agreement, giving Saigene operational control of the Company's laboratory, was amended whereby Saigene will continue to operate the PBI-WA laboratory in exchange for monthly payments by PBI to Saigene equal to $90,000, which arrangement may be terminated by either PBI or Saigene upon 30 days prior written notice.

In May 1999, the landlord of the office and laboratory space previously leased by the Company in Lake Forest, California, obtained a judgment against the Company for approximately $150,000 related to the default on the lease. In addition, liabilities continued to accrue at the rate of approximately $13,000 per month until the space was leased. The total liability to the Company is currently estimated to be approximately $414,000. In March 2000, Saigene purchased from the landlord of the Lake Forest property, in exchange for a convertible promissory note in the principal amount of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company's laboratory assets to Saigene pursuant to the Purchase Agreement. However, pursuant to the Asset Purchase Agreement, the Company assumed the payment obligations of Saigene. Due to the uncertainty surrounding the possible reassignment by Saigene of its obligations to the landlord if the sale of the laboratory assets to Saigene was not completed and the uncertainty of Saigene's obligations to the Company regarding payment of this debt, the Company did not delete this liability from its balance sheet. On September 5, 2002, the Company was notified of certain defaults under the assumed Saigene obligation as well as a promissory note of the Company in favor of the landlord in the principal amount of $15,000. Although the Company is in active discussions with the landlord regarding this obligation, no assurance can be given that the Company will be successful in negotiating a favorable arrangement. Accordingly, should the landlord seek to enforce its rights to collect amounts owed, the Company will likely incur significant legal costs in defending any such action and may not have sufficient funds to pay any adverse judgment should the landlord prevail in any such action. As of June 30, 2002, approximately $414,000 has been accrued relating to this liability.

Although Saigene intends to contribute approximately $600,000 (in the form of cash, reduction of payments due from the Company to Saigene, or a combination thereof or as otherwise determined by Saigene) to PBI toward the development and commercialization of the acquired technologies, PBI has been informed by Saigene that such contributed amounts and currently available cash of PBI will be insufficient to complete either the development or the commercialization of any products using the acquired technologies. Accordingly, PBI will require additional financing in connection with such development and commercialization efforts. PBI has been informed by Saigene that such efforts to complete the validation of the technologies and develop target applications, together with funds needed to support the continued growth of laboratory operations, are likely to require a near term capital infusion in excess of $5,000,000. Moreover, it is likely that an additional $15,000,000 over the next two years will be required to achieve full regulatory approval and commercialization of both the Saigene technologies acquired under the Asset Purchase Agreement and the technologies to be acquired under the Option. The Company intends to seek suitable financing to complete the regulatory approval process and commercialization of the technologies, but there can be no assurance that PBI will be able to obtain such financing on favorable terms or at all. The preceding five sentences are considered forward-looking statements that involve risks and uncertainties that may cause actual results to differ significantly from those discussed herein. Accordingly, see "Risk Factors" set forth above for additional risks related to the biotechnology industry and to PBI that may materially impact the foregoing statements.

In addition to the anticipated capital needs as set forth above, the Company still has various debts and claims that need to be settled. These include: amounts owed to various consultants, vendors and suppliers of the

Company not related to the Seattle laboratory operation of approximately $650,000; amounts owed related to the laboratory of approximately $1,100,000; obligations assumed in connection with the Saigene transaction of approximately $850,000; and a potential liability, disputed by the Company, of approximately $2,200,000 related to the OsteoPatch(TM) technology. The Company will attempt to settle these outstanding debts with cash generated from operations, with stock, and/or with technology assets, if possible. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws. As a consequence, it is unlikely that investors will receive any return on their investment in PBI.

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

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS AS OF JUNE 30, 2002
------------------------------------------

                                           PRESENT PRINCIPAL OCCUPATION AND
NAME, BUSINESS                             PRINCIPAL OCCUPATION DURING LAST                          DIRECTOR
ADDRESS AND AGE                              FIVE YEARS; OTHER ACTIVITIES                             SINCE
---------------                              ----------------------------                             -----
Paul G. Kanan         Paul G. Kanan has served since July 1996 as the President, Chief                 1996
Age 56                Executive Officer and a director of the Company, and served from 1993 to 1996 as the President and a director of BioQuant. Mr. Kanan is also an officer and director of CEO Advisors, a health care consulting firm that he co-founded in 1992. From 1991 to 1992, Mr. Kanan operated his own health care consulting firm, and during part of such period served as acting CEO and CEO of SPS, Inc., a healthcare service firm. From
                      1988 to 1991, he served as President and CEO of Oncotech, Inc., a medical diagnostic company in Irvine, California involved in the development and marketing of oncological testing. From 1976 to 1988,
                      Mr. Kanan was employed by Baxter Healthcare Corporation, most recently as President of its Chemotherapy Services Division. He received his
                      B.S.E. degree from the University of Michigan and an M.B.A. degree from
                      Harvard University Graduate School of Business. Mr. Kanan resigned as an executive officer of PBI and its subsidiaries effective as of August
                      28, 2002 in connection with the Asset Purchase Agreement, but remained as a director of PBI.

Terry M. Giles        Terry M. Giles has been a director of the Company since March 24, 2000         1996-98 and
Age 54                and was a director of the Company from July 1996 through September              2000-2002
                      1998. He was previously a director of PBI-WA from 1995 to 1996. In
                      1975, Mr. Giles founded the law firm of Giles and Burkhalter, Orange
                      County, California, of which he was a member. Mr. Giles has served on the board of ComputerLand Corporation since 1987, and is a member of the Board of Regents of Pepperdine University. He received his B.A.
                      from the California State University of Fullerton and his J.D. from
                      Pepperdine University School of Law. Mr. Giles resigned from the Board of Directors of PBI and its subsidiaries effective as of August 28,
                      2002, in connection with the Asset Purchase Agreement.

DIRECTORS AND OFFICERS AS OF AUGUST 28, 2002
--------------------------------------------

                                             PRESENT PRINCIPAL OCCUPATION AND
NAME, BUSINESS                               PRINCIPAL OCCUPATION DURING LAST                         DIRECTOR
ADDRESS AND AGE                               FIVE YEARS; OTHER ACTIVITIES                             SINCE
---------------                               ----------------------------                             -----
Paul G. Kanan           See biographical description above.                                             1996
Age 56

Ronald R. Helm          Ronald R. Helm became a Director, Chairman and CEO of the Company               2002
Age 51                  effective on August 28, 2002, in connection with the closing of the transactions set forth in the Asset Purchase Agreement. Mr. Helm was the Chairman and CEO of Saigene Corporation and was a co-founder of
                        Saigene Corporation in 1996. Mr. Helm resigned as an officer of Saigene as of August 28, 2002. He was previously in a private law practice with the California law firm of Helm, Purcell & Wakeman. Mr. Helm was a
                        Senior Vice-President and General Counsel for ComputerLand Corporation
                        and also served as the Managing Director of ComputerLand Europe. Prior
                        to that, Mr. Helm was the Associate Dean for Development and a
                        Professor of Law at Pepperdine University School of Law. He received his B.S.Ed from Abilene Christian University and his J.D. from
                        Pepperdine University School of Law.

Michael L. Hartzmark    Michael L. Hartzmark, Ph.D. became a Director of the Company effective          2002
Age 46                  on August 28, 2002, in connection with the closing of the transactions set forth in the Asset Purchase Agreement. Dr. Hartzmark is currently the Chairman and CEO of Cragar Industries, Inc. (OTC.BB: CRGR) Dr.
                        Hartzmark was named Cragar's President and Chief Executive Officer in
                        June 1993. He has served as its Chairman and Treasurer since January 1,
                        1993. Dr. Hartzmark currently serves as a financial consultant at
                        Fahnestock & Co., Inc. Dr. Hartzmark also provides advisory services to individuals and companies and currently serves on the Financial
                        Advisory Boards of Shaker Investments, Inc. and Desert Distributors.

                        Prior to joining Cragar, from 1989 to 1992, Dr. Hartzmark was an economic consultant (as President of EconOhio Corporation) and a financial consultant (as President of MDA Financial, Inc.). From 1987 to 1989, Dr. Hartzmark was Senior Economist at Lexecon, Inc., a
                        Chicago-based economics and law-consulting firm. From 1986 to 1987, Dr.
                        Hartzmark was the John M. Olin Visiting Scholar at the University of
                        Chicago. From 1984 to 1989, Dr. Hartzmark was an Assistant Professor at
                        the University of Michigan, where he held academic positions in both the Michigan Business School and Department of Economics. He has also worked for the Treasury Department in 1981 and the Commodity Futures

                                             PRESENT PRINCIPAL OCCUPATION AND
NAME, BUSINESS                               PRINCIPAL OCCUPATION DURING LAST                         DIRECTOR
ADDRESS AND AGE                               FIVE YEARS; OTHER ACTIVITIES                             SINCE
---------------                               ----------------------------                             -----
                        Trading Commission from 1982 to 1983. Dr. Hartzmark earned his MA and
                        Ph.D. degrees in economics at the University of Chicago. He holds a BA in economics from the University of Michigan.

Timothy A. Wudi         Timothy A. Wudi became a Director of the Company effective on August            2002
Age 52                  28, 2002, in connection with the closing of the transactions set forth in the Asset Purchase Agreement. From March 2002 through the present,
                        Mr. Wudi has served as the acting President and Chief Operating Officer of Sound Advantage, LLC, a software development company specializing in speech recognition telecommunications applications. From June 2001 through the present, Mr. Wudi has also served as the Chairman of the
                        Board of Directors and the Chief Executive Officer of Wolf Creek
                        Capital Corporation, a privately held investment company in Redmond,
                        Washington. From April 2001 to December 2001, Mr. Wudi served as a consultant to the Chief Executive Officer of Captaris, Inc. (formerly
                        AVT Corporation, NASDAQ: CAPA), a unified communications, fax and fax services and mobile delivery integrator. From July 1991 to April 2001,
                        Mr. Wudi held various positions within the CTI Software Group of
                        Captaris, Inc., the most recent position being President. From 1990 to
                        1991, Mr. Wudi served as the National Account Manager for VMX, Inc., a telecommunications and messaging equipment manufacturer. From 1987 to
                        1989, Mr. Wudi was employed as the Director of Sales at Genesis
                        Electronics Corporation. From 1984 to 1987, Mr. Wudi was employed as the General Manager, and later the Vice President, of Wolverine
                        Telecom, Inc. Mr. Wudi is licensed as a certified public accountant in
                        Michigan. He received a bachelors of science degree in business administration from Central Michigan University.

Richard W. Palfreyman   Richard W. Palfreyman became a Director of the Company effective on             2002
Age 59                  August 28, 2002, in connection with the closing of the transactions set forth in the Asset Purchase Agreement. Mr. Palfreyman is currently the
                        President, CEO and Director of the Relax the Back Acquisitions
                        Corporation and President, CEO and Director of the BackSaver
                        Acquisitions Corporation. Mr. Palfreyman's prior business positions include serving as COO of Spafinder, Inc., COO of Spectra Entertainment
                        Corporation and President and CEO of the Photo & Sound Corporation. He
                        has also served as the CFO of ComputerLand Corporation. Mr. Palfreyman
                        holds a B.S. degree in Economics and an M.B.A. from the University of
                        Utah.

During the fiscal year ended June 30, 2002, the Company's Board of Directors held three meetings, which were attended by 100% of the then current directors in person or by telephone.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive compensation for serving on the Board of Directors as described below. During fiscal 2002, the Company's audit and compensation committees were comprised of Messrs. Kanan and Giles. As of September 27, 2002, the Company's audit committee and compensation committee were comprised of Michael L. Hartzmark (Chairman of the audit committee), Timothy A. Wudi (Chairman of the compensation committee) and Robert W. Palfreyman, each an independent director as defined in the Sarbanes-Oxley Act of 2002. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

There is no family relationship among any of the directors or executive officers of the Company.

COMPENSATION OF DIRECTORS
-------------------------

The Company's policy is not to pay compensation to directors who are also employees of the Company for their services as directors. The Company's compensation policy for non-employee directors is to grant such persons for each meeting attended in person (up to a maximum of six meetings per year) that number of stock options, based on the fair market value on the date of grant, equal to $1,000. The Company will also reimburse reasonable out-of-pocket expenses of directors for attendance at meetings. No such options were granted during the years ended June 30, 2002 or 2001.

FILING REQUIREMENTS
-------------------

The Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended June 30, 2002.

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

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                Annual Compensation                        Long Term Compensation
                                                -------------------                        ----------------------
                                                                                      Awards                    Payouts
                                                                             ------------------------   ------------------------
                                                                 Other       Restricted                                 All
                                                                 Annual         Stock       Options/     LTIP          Other
  Name and Principal                       Salary    Bonus    Compensation     Awards         SARs      Payouts     Compensation
       Position                    Year     ($)       ($)        ($)(1)          ($)          (#)         ($)           ($)
       --------                    ----     ---       ---        ------          ---          ---         ---       ------------
Paul G. Kanan                      2002    72,000      -           -              -            -           -             -

President, Chief                   2001    48,000      -         88,000           -            -           -             -

Executive Officer and Director     2000    87,133      -        112,867           -            -           -             -

-----------------
   (1) Deferred compensation, all of which was converted, on August 28, 2002, to an option to purchase Common Stock in connection with the Asset Purchase Agreement. Mr. Kanan resigned as an executive officer (but not as a director) effective August 28, 2002.

OPTION GRANTS DURING FISCAL 2002
--------------------------------

None.

The following table reflects options exercised during the fiscal year and the year-end values for in-the-money options for each of the named executive officers:

         AGGREGRATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES

----------------------------------------------------------------------------------------------------------------
           Name                Shares       Value         Number of Securities         Value of Unexercised
                            Acquired On    Realized      Underlying Unexercised     In-The-Money Options as of
                            Exercise (#)     ($)      Options as of June 30, 2002        June 30, 2002 ($)
                                                       Exercisable/Unexercisable     Exercisable/Unexercisable
----------------------------------------------------------------------------------------------------------------
Paul G. Kanan                    0            0                206,583/0                      4,834/0
----------------------------------------------------------------------------------------------------------------

EMPLOYMENT/CONSULTING CONTRACTS
-------------------------------

In connection with the Asset Purchase Agreement, on August 28, 2002, Terry M. Giles, a former director of PBI, was engaged as a consultant for a period of 60 months and will receive payments of $10,000 per month. The first year payments shall be accrued and amortized over the following four years (i.e., $2,500 per month over 48 months). The consulting arrangement may terminate early (but all accrued fees shall still be payable) upon conversion of the Preferred Stock to Common Stock.

Also in connection with the Asset Purchase Agreement, on August 28, 2002, Paul
G. Kanan, a director of PBI, was engaged as a consultant for a period of 12 months and will receive payments of $3,000 per month. This consulting arrangement may be extended on a month-to-month basis for up to 12 additional months or until such time as Mr. Kanan's Common Stock is registered (whichever comes first). In addition, should Mr. Kanan meet certain performance targets (to be negotiated), the consulting arrangement may be extended for a second additional 12 month period.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of September 16, 2002, with respect to the number of shares of Common Stock beneficially owned both before and after consummation of the transactions contemplated by the Asset Purchase Agreement by (i) those persons known to the Company to be the owners of more than five percent of the Common Stock, (ii) each director and director nominee of the Company (one of whom is the Chief Executive Officer of the Company), and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such stockholder.

                                    Amount and Nature         Percentage of            Amount and Nature         Percentage of
                                     of Beneficial             Common Stock              of Beneficial           Common Stock
                                   Ownership Prior to        Outstanding Prior          Ownership After        Outstanding After
Name and Address (1)(2)            August 28, 2002 (3)      to August 28, 2002       August 28, 2002 (3)(4)     August 28, 2002
-----------------------            -------------------      ------------------       ----------------------     ---------------
Terry M. Giles                        1,366,942(5)                 28.7%                  1,642,748(6)                6.2%
  c/o Giles Enterprises
  3438-21 E. Collins Ave
  Orange, CA 92867

Paul G. Kanan                           265,574(7)                  6.6%                    725,310(8)                2.8%

Enterprise Development Fund             303,911                     8.0%                          *                     *
  425 North Main Street
  Ann Arbor, MI 48104

Ronald R. Helm (9)                                                                                0                     0

Saigene Corporation                                                                      19,624,292(10)              77.7%
  220 West Harrison Street
  Seattle, WA 98119

Michael L. Hartzmark (9)                                                                          0                     0

Tim A. Wudi (9)                                                                                   0                     0

Richard W. Palfreyman (9)                                                                         0                     0

All Directors and Officers            1,632,516(11)                32.9%                    725,310(12)               2.8%
  as a Group (2 persons prior
  to August 28, 2002 and 5
  persons after August 28, 2002)

----------------------

    *   less than 1%

   (1) Except as otherwise noted, the address of each of these persons is c/o the Company, 220 West Harrison Street, Seattle, Washington 98119.

   (2) Unless otherwise noted, all persons named in the table have sole voting and dispositive power with respect to all Common Stock beneficially owned by them.

   (3) Includes currently exercisable options, warrants to purchase shares of Common Stock, and Preferred Stock convertible to Common Stock.

   (4) Includes the issuance of 21,000,000 shares of Common Stock to Saigene and certain of its designees pursuant to the Asset Purchase Agreement, conversion of accrued dividends to 450,000 shares of Common Stock and conversion of certain notes payable and deferred compensation to options and warrants to purchase 904,626 shares of Common Stock.

   (5) Includes 416,942 shares of Common Stock, and 950,000 shares of Preferred Stock convertible to 950,000 shares of Common Stock. Mr. Giles' resigned from the Board of Directors effective on August 28, 2002, in connection with the Asset Purchase Agreement.

   (6) In addition to footnote (5), includes 275,806 shares of Common Stock issued in exchange for accrued but unpaid dividends on the Preferred Stock pursuant to the Asset Purchase Agreement.

   (7) Includes 58,991 shares of Common Stock held by the Kanan Living Trust dated May 15, 1990, of which Mr. Kanan is a co-trustee with his wife, and 206,583 shares of Common Stock subject to currently exercisable warrants and options. Mr. Kanan resigned as an officer of the Company and its subsidiaries effective on August 29, 2002, in connection with the Asset Purchase Agreement, but remained as a director of the Company.

   (8) In addition to footnote (7), includes options to purchase 459,736 shares of Common Stock issued in lieu of deferred compensation and notes payable pursuant to the Asset Purchase Agreement and the exercise of options to purchase 25,000 shares of Common Stock in September 2002.

   (9)  Director as of August 28, 2002.

   (10) Does not include a maximum of 5,147,118 shares of Common Stock that may be issued upon exercise by the Company of the Option to purchase additional assets of Saigene.

   (11) Includes 475,933 shares of Common Stock, 206,583 shares of Common Stock subject to currently exercisable options and warrants, and 950,000 shares of Preferred Stock convertible to 950,000 shares of Common Stock. In the event such options and warrants are fully exercised and the Preferred Stock is converted to Common Stock, management will hold an aggregate of 1,632,516 shares or 32.9 percent based on a total of 4,966,754 shares outstanding subsequent to such exercise.

   (12) Includes 83,991 shares of Common Stock and 641,319 shares of Common Stock subject to currently exercisable options and warrants. In the event such options and warrants are fully exercised, management (including all directors and officers), subsequent to August 28, 2002, will hold an aggregate of 725,310 shares or 2.8 percent based on a total of 25,926,490 shares outstanding subsequent to such exercise.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------

Paul Kanan is a principal of CEO Advisors, a company that provided management services to BioQuant beginning in 1993. This arrangement was terminated in 1996. Amounts outstanding under this arrangement aggregated $187,000, for which two promissory notes were issued in 1997 in the principal amount of $93,500 and bear interest at 7 percent per annum. The promissory notes were issued to each of Paul Kanan and Ellen Rudnick, a former director of the Company, along with options to purchase 27,100 shares of Common Stock at an exercise price of $3.45 as an inducement to accept the notes in lieu of cash.

In March of 1999 the Company converted $199,000 in deferred salary to three of its senior executives into additional debt due under the same terms as the above debt accruing interest at 7%. The Company has entered into a deferred compensation arrangement with certain of its senior executives, including Paul Kanan. At June 30, 2002, the Company's aggregate deferred compensation obligation was approximately $850,000, including $555,000 included in notes payable to related parties and $295,000 in deferred compensation on the accompanying balance sheet. Compensation expense in connection with these agreements was $0 and $88,000 for the years ended June 30, 2002 and 2001, respectively. PBI converted an aggregate of $904,626 of deferred compensation and notes payable to warrants and options to purchase an aggregate of 904,626 shares of Common Stock, including the above referenced amounts. Mr. Kanan received options to purchase an aggregate of 459,736 shares of Common Stock upon conversion of deferred compensation and other debt owed to Mr. Kanan.

In connection with the Asset Purchase Agreement, on August 28, 2002, Terry M. Giles, a former director of PBI, was engaged as a consultant for a period of 60-months and will receive payments of $10,000 per month. The first year payments shall be accrued and amortized over the following four years (i.e., $2,500 per month over 48 months). The consulting arrangement may terminate early (but all accrued fees shall still be payable) upon conversion of the Preferred Stock to Common Stock.

Also in connection with the Asset Purchase Agreement, on August 28, 2002, Paul
G. Kanan, a director of PBI, was engaged as a consultant for a period of 12-months and will receive payments of $3,000 per month. This consulting arrangement may be extended on a month-to-month basis for up to 12 additional months or until such time as Mr. Kanan's Common Stock is registered (whichever comes first). In addition, should Mr. Kanan meet certain performance targets (to be negotiated), the consulting arrangement may be extended for a second additional 12 month period.

Further, on August 28, 2002, in connection with the asset purchase transaction, the Management Agreement relating to the operation of the laboratory by Saigene was amended to provide for monthly payments by PBI to Saigene equal to $90,000. This arrangement may be terminated by either PBI or Saigene upon 30 days prior written notice.

Also, on August 28, 2002, in connection with the asset purchase transaction, PBI-WA and Saigene executed an Option Agreement whereby PBI-WA may purchase certain additional assets of Saigene in exchange for, at PBI-WA's election, either $5,147,118 in cash or the issuance by PBI of an additional 5,147,118 shares of Common Stock and the assumption of additional liabilities associated with such transferred assets.

The Company believes that the transactions between the Company and its officers and directors or stockholders described above are on terms no less favorable to the Company then could have been obtained from unaffiliated parties under similar circumstances.

ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits are listed on the Index to Exhibits at the end of this report. The exhibits required by Item 601 of Regulation S-B are listed on such Index in response to this Item and are incorporated herein by reference.

(b) No Form 8-K reports were filed during the last quarter of the fiscal year covered by this Report. However, the Company filed a Current Report on Form 8-K on July 3, 2002, with respect to the entering into of the Asset Purchase Agreement and a Current Report on Form 8-K on September 6, 2002, with respect to the closing of the transactions contemplated by the Asset Purchase Agreement.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   October 15, 2002                     Pacific Biometrics, Inc.

                                              By  /s/ Ronald R. Helm
                                                  ----------------------------
                                                  Ronald R. Helm
                                                  Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.



/s/ Ronald R. Helm              Chief Executive Officer, Treasurer           DATED: October 15, 2002
   ------------------------     and Director (principal executive
   Ronald R. Helm               officer and principal financial officer)


/s/ Paul G. Kanan               Director                                     DATED: October 15, 2002
   ------------------------
   Paul G. Kanan


/s/ Michael L. Hartzmark        Director                                     DATED: October 15, 2002
   ------------------------
   Michael L. Hartzmark


/s/ Timothy A. Wudi             Director                                     DATED: October 15, 2002
   ------------------------
   Timothy A. Wudi


/s/ Richard W. Palfreyman       Director                                     DATED: October 15, 2002
   ------------------------
   Richard W. Palfreyman

                                 CERTIFICATIONS*


I, Ronald R. Helm, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Pacific Biometrics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 15, 2002

                                                    s/ Ronald R. Helm
                                                    -----------------
                                                    Ronald R. Helm
                                                    Chief Executive Officer

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

[Note that the certifications required with respect to disclosure controls and procedures are not included since this report covers a financial period prior to August 29, 2002.]

                                 CERTIFICATIONS*



I, Ronald R. Helm, Chief Executive Officer of Pacific Biometrics, Inc. (the "Company"), certify that:

1. This annual report on Form 10-KSB of the Company fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934; and

2. That the information contained in this annual report on Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 15, 2002


                                                    s/ Ronald R. Helm
                                                    -----------------
                                                    Ronald R. Helm
                                                    Chief Executive Officer



* This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                Index of Exhibits
                                -----------------

1.1   --  Revised Form of Underwriting Agreement.(1)
3.1   --  Certificate of Incorporation of the Registrant.(1)
3.2   --  Amended and Restated By-Laws of the Registrant.(1)
4.1   --  Specimen Stock Certificate.(1)
4.2   --  Specimen Warrant Certificate.(1)
4.3   --  Form of Warrant Agreement.(1)
4.4   --  Revised Form of Underwriter's Purchase Warrant.(1)
10.1 -- License Agreement, dated December 31, 1992, by and between Sudor Partners and CEO Advisors, Inc.(1)
10.2 -- Amendment No. 1 To License Agreement, dated August 6, 1993, by and between Sudor Partners and CEO Advisors, Inc.(1)
10.3 -- Supply Agreement, dated August 6, 1993, by and between Sudormed, Inc. and CEO Advisors, Inc.(1)
10.4 -- Assignment of License and Supply Agreements--Consent, dated September 7, 1993, October 7, 1993 and October 11, 1993, by and between CEO Advisors, Inc. and BioQuant, Inc.(1)
10.5 -- License Agreement, dated February 15, 1995, by and between Metra and BioQuant.(1) (2)
10.6  --  Development Agreement, dated October 4, 1995, by and between
          BioQuant and Assay Designs.(1)
10.7 -- Agreement, dated October 26, 1995, by and between PBI-WA and Sigma Diagnostics.(1)
10.8  --  Manufacturing Agreement, dated March 1, 1996, by and between
          Merchant House Scientific and Irvine Scientific.(1)
10.9 -- Agreement and Plan of Merger, dated May 15, 1996, by and among BioQuant, Inc., Pacific Biometrics, Inc. and BioQuant-Acquisition, Inc.(1)
10.10 -- Agreement and Plan of Merger, dated May 15, 1996, by and among PBI-WA, Pacific Biometrics, Inc. (Delaware), and PBI-Acquisition, Inc.(1)
10.11 -- Office Lease, dated January 15, 1990, by and between Bruce M. and Ann Stever Blume and Pacific Biometrics, Inc.(1)
10.12 -- Amendment No. 1 to Lease Agreement, dated June 15, 1992, by and between Blume 1100 Limited Partnership and Pacific Biometrics, Inc.(1)
10.13 -- Office Lease, dated August 13, 1992, by and between Blume 1100 Limited Partnership and Drake Mortgage.(1)
10.14 -- Assignment of Lease, dated November 30, 1993, by and between Pacific Biometrics, Inc. and Columbia First Service, Inc.(1)
10.15 -- Standard Form Lease, dated May 23, 1993, by and between Merchant House Scientific and Harris Trust and Savings Bank.(1)
10.16 -- First Amendment to Lease, dated July 11, 1996, by and between Bank of New York, as directed Trustee for Unisys Master Trust and Registrant.
          (1)
10.17 --  Stock Incentive Plan.(1)
10.18 -- Employment Agreement, dated October 14, 1996, by and between Registrant and Ellen A. Rudnick.(1)
10.19 -- Employment Agreement, dated October 14, 1996, by and between Registrant and Paul G. Kanan.(1)
10.20 -- Employment Agreement, dated October 23, 1996, by and between Registrant and G. Russell Warnick.(1)
10.21 -- Employment Agreement, dated October 22, 1996, by and between Registrant and Elizabeth Teng Leary, Ph.D.(1)
10.22 -- Clinical Laboratory Agreement, dated March 8, 1995, by and between Warner-Lambert Company and Registrant.(1)
10.23 -- Clinical Laboratory Agreement, dated March 7, 1996, by and between Parke-Davis Pharmaceutical Research and Registrant.(1)
10.24 -- Clinical Laboratory Agreement, dated March 7, 1996, by and between Parke-Davis Pharmaceutical Research and Registrant.(1)
10.25 -- Office Lease, dated April 23, 1997, by and between Tom Kane and Elsa Kane and Pacific Biometrics, Inc. (3)
10.26 -- Technical Development and License Agreement, dated December 8, 1997, by and between ActiMed Laboratories, Inc., and the Company. (4)
10.27 -- Amended and Restated License Agreement, dated December 30, 1997, by and among Sudormed, Inc., William R. Miller, Donald W. Schoendorfer and the Company. (4)

10.28 -- Amended and Restated License Agreement, dated December 30, 1997, by and between Sudormed, Inc. and the Company. (4)
10.29 -- Lease dated January 5, 1998, between the Company and Makena Commercentre II, LLC, with respect to the Company's office at 25651 Atlantic Ocean Drive, A1-A, Lake Forest, California, 92630. (5)
10.30 -- Agreement of Purchase and Sale of Assets, dated as of April 18, 2000, by and among the Registrant, PBI-WA and Saigene Corporation. (6)
10.31 -- First Amendment to the Purchase Agreement, dated as of June 22, 2000, by and among the Registrant, PBI-WA and Saigene Corporation. (7)
10.32 -- Second Amendment to the Purchase Agreement, dated as of August 4, 2000, by and among the Registrant, PBI-WA and Saigene Corporation. (8)
10.33 -- Management Agreement, dated as of September 15, 1999, by and among the Registrant, PBI-WA and Saigene Corporation. (8)
10.34 -- Asset Purchase Agreement, dated as of June 27, 2002, by and among the Registrant, PBI-WA and Saigene Corporation. (9)
10.35 -- Amendment Number One to Asset Purchase Agreement, dated as of August 28, 2002, by and among Saigene, PBI and PBI-WA. (10)
10.36 -- Amended and Restated Management Agreement, dated as of August 28, 2002, by and among Saigene, PBI and PBI-WA. (10)
10.37 -- Amended and Restated Certificate of Designation, dated as of August 28, 2002. (10)
10.38 -- Consulting Agreement, dated as of August 28, 2002, between Terry M. Giles and PBI. (10)
10.39 -- Consulting Agreement, dated as of August 28, 2002, between Paul G. Kanan and PBI. (10)
10.40 -- Promissory Note, dated as of August 28, 2002, in the principal amount of $223,697, by PBI-WA in favor of Saigene. (10)
10.41 -- Promissory Note, dated as of August 28, 2002, in the principal amount of $219,109, by PBI-WA in favor of Saigene. (10)
21.1  --  Subsidiaries. (1)

--------------------------------------------------------------------------------

(1) Incorporated by reference to Exhibits of Registrant's Registration Statement on Form SB-2, Registration No. 333-11551
(2) Portions of this document have been deleted pursuant to a request for confidential treatment.
(3) Incorporated by reference to Exhibits of Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997
(4) Incorporated by reference to Exhibits of Registrant's Quarterly Report on Form 10QSB for the quarter ended December 31, 1997.
(5) Incorporated by reference to Exhibits of Registrant's Quarterly Report on Form 10QSB for the quarter ended March 31, 1998.
(6) Incorporated by reference to Exhibits of Registrant's Current Report on Form 8-K dated May 15, 2000.
(7) Incorporated by reference to Exhibits of Registrant's Current Report on Form 8-K dated June 27, 2000.
(8) Incorporated by reference to Exhibits of Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.
(9) Incorporated by reference to Exhibits of Registrant's Current Report on Form 8-K filed July 3, 2002.
(10) Incorporated by reference to Exhibits of Registrant's Current Report on Form 8-K dated filed September 6, 2002.

                            PACIFIC BIOMETRICS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Certified Public Accountants........................ F - 2

Consolidated Balance Sheet as of June 30,2002............................. F - 3

Consolidated Statements of Operations for the years ended June 30, 2002 and 2001................................................................ F - 4

Consolidated Statements of Cash Flows for the years ended June 30, 2002 and 2001................................................................ F - 5

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended June 30, 2002 and 2001............................................ F - 6

Notes to Consolidated Financial Statements................................ F - 7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Pacific Biometrics, Inc.
Lake Forest, California

We have audited the accompanying consolidated balance sheet of Pacific Biometrics, Inc. as of June 30, 2002 and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for the years ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Biometrics, Inc. as of June 30, 2002, and the consolidated results of its operations, cash flows and stockholders' equity (deficit) for the years ended June 30, 2002 and 2001, in conformity with accounting principals generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced significant losses from operations in prior years and has experienced cash flow shortages. Additionally, the Company has reported deficiencies in working capital and stockholders' equity. The Company also has significant amounts of debt that are past due as of June 30, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan, in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Irvine, California
October 1, 2002

                            PACIFIC BIOMETRICS, INC.
                            (A DELAWARE CORPORATION)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002

                                     ASSETS
Current assets:
  Cash and cash equivalents                                                   $     270,951
  Accounts receivable, net of allowance for doubtful accounts of $25,543            990,311
  Prepaid expenses and other                                                         75,314
                                                                              -------------
    Total current assets                                                          1,336,576

Property and equipment, net                                                          98,543

Other assets:
  Restricted cash                                                                    70,346
                                                                              -------------
    Total assets                                                              $   1,505,465
                                                                              =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes payable to related parties                                            $     552,171
  Note payable-lease                                                                414,016
  Notes payable other                                                                84,167
  Accounts payable                                                                  508,968
  Accrued liabilities                                                               371,445
  Dividends payable                                                                 909,828
  Deferred compensation                                                             295,368
  Advances from customers                                                           203,418
  Technology licenses payable                                                     2,244,040
  Capital lease obligations-current portion                                         467,507
                                                                              -------------
    Total current liabilities                                                     6,050,928

Capital lease obligations - long term portion                                        13,456
                                                                              -------------
    Total liabilities                                                             6,064,384
                                                                              -------------

Stockholders' deficit:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
    1,550,000 shares issued and outstanding                                          15,500
  Common stock, $0.01 par value, 30,000,000 shares authorized,
    3,810,171 shares issued and outstanding                                          38,102
  Additional paid-in capital Preferred Stock                                      5,000,966
  Additional paid-in capital Common Stock                                        12,938,700
  Deficit accumulated during the development stage                             (22,552,187)
                                                                              -------------
     Total stockholders' deficit                                                (4,558,919)
                                                                              -------------
     Total liabilities and stockholders' deficit                              $   1,505,465
                                                                              =============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


                                                                      Year Ended June 30
                                                               ----------------------------------
                                                                     2002               2001
                                                               ---------------     --------------
Revenues                                                       $    4,405,131      $  1,877,390
                                                               ---------------     --------------
Operating expenses:
    Laboratory expense and cost of goods sold                       2,055,375           961,833
    Research and product development                                   25,589            19,002
    Selling, general and administrative                             1,123,631         1,114,992
                                                               ---------------     --------------

          Total operating expenses                                  3,204,595         2,095,827
                                                               ---------------     --------------

Operating income (loss)                                             1,200,536          (218,437)
                                                               ---------------     --------------
Other income (expense):
    Interest expense                                                 (159,906)          (79,835)
    Interest income                                                     1,240             6,174
    Management fees expense                                          (373,156)          (72,000)
    Other income                                                      281,455           191,890
                                                               ---------------     --------------
                                                                     (250,367)           46,229
                                                               ---------------     --------------

Net income (loss)                                               $     950,169      $   (172,208)
                                                               ===============     ==============

Preferred stock dividend accrued                                     (248,000)         (248,000)
                                                               ---------------     --------------

Net income (loss) applicable to common stockholders             $     702,169      $   (420,208)
                                                               ===============     ==============

Basic income (loss) per share                                   $        0.18      $      (0.11)
                                                               ===============     ==============

Fully diluted income (loss) per share                           $        0.18      $      (0.11)
                                                               ===============     ==============

Number of shares used in basic per-share calculation                3,810,171         3,810,171
                                                               ===============     ==============

Number of shares used in fully diluted per-share calculation        3,839,247         3,810,171
                                                               ===============     ==============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Year Ended June 30, 2002 and 2001

                                                                            Year Ended
                                                                              June 30
                                                                ---------------------------------
                                                                     2002               2001
                                                                     ----               ----
Cash flows from operating activities:
 Net income (loss)                                               $   950,169         $  (172,208)
                                                                -------------       -------------
Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
 Depreciation & Amortization                                          67,886             130,674
 Loss on disposal of property & equipment                              1,110               -
 Fair value adjustment to options                                      2,076               -
  Accounts receivable                                               (690,826)           (125,356)
  Other receivables                                                    -                   4,627
  Prepaid expenses and other                                         (57,825)             (6,011)
  Accrued interest under note payable-lease                           64,016               -
  Accounts payable and accrued liabilities                            18,535             (36,981)
  Deferred compensation                                                -                  88,000
  Advances from clients                                             (103,872)            148,641
                                                                -------------       -------------
   Sub-total                                                        (698,900)            203,594
                                                                -------------       -------------
   Net cash provided by (used in) operating activities               251,269              31,386
                                                                -------------       -------------

Cash flows from investing activities:
 Capital expenditures                                                (45,883)             (1,425)
                                                                -------------       -------------
   Net cash used in investing activities                             (45,883)             (1,425)
                                                                -------------       -------------
Cash flows from financing activities:
 Proceeds from notes payable                                          63,000               -
 Net (repayment) proceeds of bank borrowings                         (51,587)             17,692
 Transfer to restricted cash                                          (1,203)             (1,847)
 Payments on capital lease obligations                               (45,192)            (39,191)
                                                                -------------       -------------
   Net cash (used in) provided by financing activities               (34,982)            (23,346)
                                                                -------------       -------------

Net change in cash and cash equivalents                              170,404               6,615
Cash and cash equivalents, beginning of period                       100,547              93,932
                                                                -------------       -------------
Cash and cash equivalents, end of period                         $   270,951         $   100,547
                                                                =============       =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE YEARS ENDED JUNE 30, 2002 AND JUNE 30, 2001


                                                                               Preferred      Common
                              Common Stock       Sub-       Preferred Stock    Additional   Additional
                           ------------------  scription    ---------------     Paid-in      Paid-in     Accumulated
                            Shares    Amount  Receivable   Shares     Amount    Capital       Capital       Deficit       Total
                            ------    ------  ----------   ------     ------    -------       -------       -------       -----
Balance, June 30, 2000     3,810,171  $38,102     $0      1,550,000   $15,500  $5,000,966   $13,432,624  ($23,330,148) ($4,842,956)

Net loss                                                                                                     (172,208)    (172,208)
Preferred stock dividends
paid or accrued                                                                                (248,000)                  (248,000)
                           ---------------------------------------------------------------------------------------------------------
Balance, June 30, 2001     3,810,171  $38,102     $0      1,550,000   $15,500  $5,000,966   $13,184,624  ($23,502,356  ($5,263,164)

Net income                                                                                                    950,169      950,169
Preferred stock dividends
paid or accrued                                                                                (248,000)                  (248,000)
Fair value adjustment to
option                                                                                            2,076                      2,076
                           ---------------------------------------------------------------------------------------------------------
Balance, June 30, 2002     3,810,171  $38,102     $0      1,550,000   $15,500  $5,000,966   $12,938,700  ($22,552,187) ($4,558,919)











              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Pacific Biometrics, Inc., a Delaware corporation ("PBI" or the "Company"), provides specialty reference laboratory services to the pharmaceutical and diagnostics industries. The Company had previously been engaged in the development and commercialization of non-invasive diagnostics to improve the detection and management of chronic diseases. Due to a lack of significant resources, the Company has suspended such activities for the foreseeable future. The Company has developed two patented platform technologies that permit the use of sweat and saliva as diagnostic fluids. Except for the revenues from laboratory services, nominal revenues have been generated from the Company's products. In prior years, the Company was considered to be a development stage enterprise, but since the laboratory services now constitute the majority of the Company's commercial efforts, the Company is no longer considered to be in the development stage.

The Company was incorporated in Delaware in May 1996. The Company conducts its business through its wholly owned subsidiaries, Pacific Biometrics, Inc., a Washington corporation ("PBI-WA") and BioQuant, Inc., a Michigan corporation ("BioQuant"). On June 28, 1996, the Company completed two mergers (the "Mergers") whereby BioQuant and PBI-WA became wholly owned subsidiaries of the Company in separate stock-for-stock exchange transactions. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

On August 28, 2002, the Company, and its wholly-owned subsidiary, PBI-WA, consummated an asset purchase transaction pursuant to an Asset Purchase Agreement, dated as of June 27, 2002, as amended (collectively, the "Asset Purchase Agreement"), with Saigene Corporation, a Delaware corporation ("Saigene"), providing for the purchase by PBI-WA of certain technology, intellectual property and equipment in connection with certain DNA amplification and cell viability and related technologies and processes. Pursuant to the Asset Purchase Agreement, as consideration for the purchased assets, the Company issued to Saigene 19,624,292 shares, and to certain of Saigene's designees an additional 1,375,708 shares, of PBI's common stock, par value $.01 per share (the "Common Stock"). See Note 14 - Subsequent Events for further details.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

Restricted Cash

During 1997, in connection with the signing of a new facility lease in Seattle, Washington, the Company was required to set aside $100,000 as a security deposit, throughout the term of the lease. This amount has been reduced to $70,346 as of June 30, 2002 and has been recorded as restricted cash on the accompanying consolidated balance sheet.

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

Technology Licenses

The Company has licensed exclusive rights, related to bone resorption in human perspiration, to use patented anti-pyridinium crosslinks antibody technology (this is an exclusive worldwide license excluding Japan). Licensing fees with respect to this antibody technology have been fully amortized. However, certain disputes remain related to unpaid balances due under the license agreement (see
Note 12).

The SalivaSac(Registered) is a proprietary patented product of the Company that collects and processes saliva for medical diagnostic purposes.

In connection with the Asset Purchase Agreement, subsequent to June 30, 2002 (see Note 14), the Company acquired from Saigene a DNA technology platform called LIDA (Logarithmic Isothermal DNA Amplification). LIDA is a chemistry designed to rapidly replicate DNA. The Company also acquired from Saigene another technology relating to Cell Viability, a chemistry platform that can distinguish a live cell from a dead cell. Applications for this technology could include antibiotic susceptibility testing, sterility testing and environmental monitoring in the water and beverage industries.

Customer Advances

The Company receives advances from certain customers to perform consulting, laboratory services, and clinical studies. These advances are deferred and recognized as revenue in the period the related services are performed.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax laws and rates that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets due to the uncertainty of realization.

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

Revenue Recognition

The Company recognizes revenue in the period that the related services are performed. Currently, the Company derives substantially all of its revenues from laboratory services.

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the consolidated statement of operations for 2001 in order to conform to the 2002 presentation.

Risks and Uncertainties

Any product that the Company develops will likely require approvals from the Food and Drug Administration (FDA) and international regulatory agencies prior to commercialized sales. With respect to the Company's OsteoPatch(TM) product, the Company failed to recieve FDA approval and, as a result, has ceased product development and has defaulted with respect to payments on the Sudormed license agreement (see Note 12).

On August 28, 2002, the Company consummated an agreement to purchase certain assets of Saigene. (see Note 14 - Subsequent Events). Additionally, the Company's securities have been delisted from the Nasdaq Stock Market.

The Company's financial position also created risks and uncertainties as discussed below in Note 3.

3. GOING CONCERN

Although the Company was profitable in 2002, it has experienced recurring losses from operations in prior years and has had cash flow shortages. Additionally, the Company has deficiencies in working capital and stockholders' equity. Also the Company has significant amounts of past due debt. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the company with the ability to continue in existence for the near term. These steps included significant reductions in expenses and staffing, suspension of research and development projects, and renegotiations of contractual commitments. In addition, the purchase of certain assets (primarily intangible assets) of Saigene, which concluded on August 28, 2002, includes restructuring of debt and equity that the Company believes will assist them in raising future capital. (see Note 14 - Subsequent Events).

Even after completion of the Asset Purchase Transaction on August 28, 2002, the Company still has significant debts and claims that need to be settled. The Company will attempt to settle outstanding debts with cash generated from its operations, with stock, and/or technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws.

4. CONCENTRATION OF CREDIT RISK

One customer individually accounted for approximately 67% and 16% of the Company's total sales in fiscal 2002 and 2001, respectively. Sales to the Company's five largest customers represented approximately 76% and 49% of total sales in fiscal 2002 and fiscal 2001, respectively. The Company reviews a customer's credit history before extending credit, and generally does not require collateral from customers. The Company establishes allowances for doubtful accounts when management believes the Company is exposed to credit risk.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2002:

Laboratory equipment...........................................  $  168,523
Computer equipment.............................................     132,242
Office furniture and equipment.................................      63,539
Leasehold improvements.........................................      36,268
Equipment held under capital leases............................     602,015
                                                                 ----------
Gross property and equipment...................................   1,002,587
Less accumulated depreciation and amortization.................    (904,044)
                                                                 ----------
Net property and equipment.....................................  $   98,543
                                                                 ==========

6. CAPITAL LEASES

The Company leases laboratory and other equipment under capital lease arrangements. The obligations under capital leases have interest rates ranging from 8% to 9% and mature at various dates through 2005. Annual future minimum lease payments for years subsequent to June 30, 2002 are as follows:

            2002                                        $   470,237
            2003                                             13,295
            2004                                              1,108
                                                        -----------
            Total minimum payments                          484,640
            Less amount representing interest                (3,677)
                                                        -----------
            Obligations under capital leases                480,963
            Less current portion                           (467.507)
                                                        -----------
            Long term portion                           $    13,456
                                                        ===========

In April 1997, the Company entered into a capital equipment leasing facility with Transamerica Business Credit Corporation to provide credit for equipment purchases up to $1,500,000. The Company issued 51,429 warrants to Transamerica as part of this agreement in 1997 and an additional 150,508 warrants to purchase common stock in December 1999 (see Note 10). The Company received gross proceeds of $376,808 under the agreement during fiscal 1997 and received gross proceeds of $329,154 during fiscal 1998. The Company is required to raise additional capital in order to draw additional funding from this arrangement.

Although the forbearance agreements have expired, Transamerica has not taken action to collect the debt, which approximates $422,000 at June 30, 2002. Although the Company has had discussions with Transamerica regarding this obligation, no assurance can be given that the Company will be successful in negotiating a favorable arrangement. Accordingly, should Transamerica seek to enforce its rights to collect amounts owed, the Company will likely incur significant legal costs in defending any such action and may not have sufficient funds to pay any adverse judgment should Transamerica prevail in any such action.

7. FINANCING

Line of Credit

In April of 1999 the Company and its subsidiaries entered into a Accounts Receivable Factoring Agreement (the "Factoring Agreement") with Silicon Valley Bank (the "Bank"). The Company issued 93,024 warrants to the Bank as part of the Factoring Agreement. The Company had been factoring accounts receivable from laboratory operations to provide the Company with working capital to meet laboratory operations obligations and to maintain minimal corporate operations. As of June 30, 2002, there were no amounts outstanding under the Factoring Agreement.

Equity Financing

On February 20, 1998, the Company consummated the sale of 925,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") with an institutional investor for an aggregate purchase price of $1,850,000. In addition, the Company granted such institutional investor an option (the "Option") to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998 for an exercise price of $1,250,000. The Option was exercised in full during May 1998. The Preferred Stock is convertible into shares of the Company's Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and the like. The Preferred Stock provides for a cumulative cash dividend payable quarterly in arrears at an annual rate of 8%. The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which the Preferred Stock is convertible. To date, no such efforts have been undertaken. The Company is not current on dividend payments and, as of June 30, 2002 approximately $910,000 in dividends have accrued. On August 28, 2002, in connection with the Asset Purchase Agreement (see Note 14 - Subsequent Event), the holders of PBI's Preferred Stock consented to an amendment of the Certificate of Designation with respect to the rights and preferences of the Preferred Stock and converted all accrued dividends thereon into an aggregate of 450,000 shares of Common Stock

Technology License Payable
The Company had an exclusive worldwide license for the use of a transdermal perspiration collection device for all medical diagnostic applications of Sudormed's skin patch technology. In May 2000, Minnesota Mining and Manufacturing Company (3M) notified the Company that, in its capacity as a secured party in possession of the Sudormed assets, it demands payment in full of the $1.6 million plus accrued interest and fees due and owing under the License Agreement between the Company and Sudormed. See Note 12 - Legal Proceedings for further details. Current maturities of the technology license payable are $2,244,040 as shown on the balance sheet.

8. INCOME TAXES

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through June 30, 2002. At June 30, 2002, the Company has net operating loss carryforwards available to offset future taxable income for federal and state income tax purposes of approximately $15 million; such carryforwards expire in various years through 2021. Deferred tax assets include these net operating loss carryforwards as well as certain expenses that are reported for book and tax purposes in different periods. The Company has provided a valuation allowance to offset all deferred tax assets due to the uncertainty of realization.

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

On May 3, 2002, the Board of Directors voted to reduce the exercise price of all outstanding options to $.02 per share. No initial expense was recognized on this repricing, as the new exercise price equalled the market value of the Company's stock on that date. As of June 30, 2002, in accordance with accounting for options under variable pricing rules, the Company recognized approximately $2,000 in compensation expense representing the increase in the market price of the Company's common shares to $.0234 per share. The Company will recognize compensation expense in the future for all outstanding stock options if the market value of the common stock increases, and will recognize income if the market value decreases.

The following is a summary of the activity in the Plan for the years ended June 30, 2002 and 2001:

                                                                    SHARES UNDER OPTIONS
                                                                    --------------------
                                                                      Weighted Average
                                               Exercise Price          Exercise Price
                                                 per Share                per Share              Shares
                                               ---------------     -----------------------     -----------
Options outstanding at June 30, 2000            $0.13 - $4.75               $1.62                972,900
  Terminated                                    $0.25 - $4.75               $1.25                (17,853)
                                                  ---------                --------             ---------
Options outstanding at June 30, 2001            $0.13 - $4.75               $1.63                955,047

  Repriced-old price                             $.13 - 3.50                $0.64                   -
  Repriced-new price                                $0.02                   $0.02                   -
  Terminated                                    $0.25 - $4.75               $3.35               (344,460)
                                                  ---------                --------             ---------
Options outstanding at June 30, 2002                $0.02                   $0.02                610,587
                                                    =====                   =====                =======

The weighted average contractual life remaining of options outstanding at June 30, 2002 is approximately 1.5 years.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123. No stock options were granted in 2002 or 2001. Had compensation cost been determined based on the fair value of stock options granted in a manner consistent with the method promulgated by SFAS No. 123, the Company's net income (loss) and income
(loss) per share would have been changed to the pro forma amounts below:

                                                For the Years Ended June 30,
                                                ----------------------------
                                                 2002                 2001
                                                 ----                 ----
Net income (loss):
 As reported                                   $950,169            $(172,207)
 Pro forma                                     $883,916            $(366,628)
Basic income (loss) per share:
 As reported                                     $.18                $(.11)
 Pro forma                                       $.17                $(.16)
Fully diluted income (loss) per share:
 As reported                                     $.17                $(.11)
 Pro forma                                       $.16                $(.16)

10. STOCK PURCHASE WARRANTS

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

In March 1998, Silicon Valley Bank was issued 15,094 warrants in conjunction with a previous credit agreement. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $3.31. The warrants expire on March 13, 2004. No discount was recorded for the value of the warrants because the amount was not material.

In February 1998, the Company issued 100,000 warrants to the principals of Sudormed in conjunction with the technology license agreement (Note 2). Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $3.10. The warrants expire on February 10, 2003.

In January of 1999, the principals of the landlord of the Company's previously occupied Lake Forest facility advanced the Company $15,000 and received 45,000 warrants related to the advance. The warrants expire on March 13, 2004. A discount of $23,400 was recorded for the value of the warrants.

In March of 1999, Silicon Valley Bank was issued 93,024 warrants in conjunction with a previous credit agreement. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $0.27. The warrants expire on March 13, 2004. A discount of $26,047 was recorded for the value of the warrants.

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

In February 2000 the Company reduced the exercise price from $.09 to $.0625 on the 150,508 warrants and 40,000 of the 51,429 warrants referred to above. The reduced price was in excess of the fair value of the Company's per share stock price at that time.

The following is a summary of the warrant activity for the years ended June 30, 2002 and 2001:

                                                                     WARRANTS UNDER OPTIONS
                                                                     ----------------------
                                                                        Weighted Average
                                                 Exercise Price          Exercise Price
                                                   per Share                per Share                Shares
                                                   ---------                ---------                ------
Warrants outstanding at June 30, 2000           $0.0625 - $5.70               $2.42                  699,138
Terminated                                       $4.22 - $5.70                 5.25                 (244,083)
                                                   ---------                ---------               ---------
Warrants outstanding at June 30, 2001           $0.0625 - $3.31               $0.91                  455,055
                                                ===============               =====                  =======

Granted, exercised or terminated                       -                        -                       -
                                                   ---------                ---------               ---------
Warrants outstanding at June 30, 2002           $0.0625 - $3.31               $0.91                  455,055
                                                ===============               =====                  =======


11. EARNINGS PER SHARE

Net income (loss) applicable to common stockholders includes $248,000 in cumulative dividends on the convertible preferred stock during each of the years ended June 30, 2002 and 2001.

Options to purchase 610,587 shares of common stock were outstanding and 29,076 were included in the computation of diluted earnings per share after giving effect to the treasury stock method. Warrants to purchase 455,055 shares of common stock were outstanding at June 30, 2002 and were not included in the computation of diluted net income (loss) per share because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

As the Company had a net loss from continuing operations for the year ended June 30, 2001, the basic and diluted net loss per share are the same.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into non-cancelable operating leases for office facilities. Under these leases, the Company is responsible for its proportionate share of real estate taxes, insurance and common area maintenance costs. Rent expense was $260,405 and $245,709 for the years ended June 30, 2002 and 2001, respectively.

Future minimum lease payments are as follows:

                 Year Ended June 30,
                 -------------------
                 2003                       $  259,322
                 2004                          261,674
                 2005                          234,483
                 2006                          226,252
                 2007                          232,180
                 Thereafter                     78,052
                                              --------
                                            $1,291,963
                                            ==========

Employment and Noncompetition Agreements

The Company entered into employment and noncompetition agreements with four executives. These agreements expired during fiscal 1999. In July, 1998 an executive, who is covered by such agreements resigned. The Company incurred a severance liability of approximately $102,000 of which $42,500 is unpaid as of June 30, 2002. This unpaid severance was settled as part of the Asset Purchase Agreement dated August 28, 2002. See Note 14.

Legal Proceedings

On May 10, 2001 a Final Judgment of Permanent Injunction was issued by the United States District Court for the District of Columbia ordering the Company to (a) file with the SEC, on or before June 29, 2001: (1) the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 2000; (2) the Company's Quarterly Reports on Form 10-QSB for its quarters ended March 31, September 30, and December 31, 2000; and (3) such other periodic reports which may become due prior to the entry of the Final Judgment, and (b) file timely and in proper form with the SEC accurate and complete information and reports of the Company as are required to be filed under the securities laws. All such reports were filed on June 29, 2001 and since that date has filed all such subsequent reports by the required due dates. Accordingly, the Company believes it is currently in compliance with the Final Judgment and it intends to remain so in the future, failing which the Company might be subject to sanctions from the SEC.

On September 24, 1997 the Company received from the former manufacturer of SPINPRO(Registered) a demand for arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO(Registered). The former manufacturer is seeking damages of approximately $515,000. The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company. The Company is vigorously contesting such claims and has filed counterclaims against the former manufacturer. The former manufacturer has subsequently made no effort to prosecute its claim and the Company will move to dismiss this action. No amounts have been accrued for this potential liability in the accompanying financial statements.

The Company has also filed for arbitration against a former vendor relating to SPINPRO(Registered), seeking damages for alleged breach of contract with respect to the manufacture of molds for SPINPRO(Registered) parts. This arbitration was settled in December 2001 by the payment by the former vendor to the Company of $20,000.

The landlord of the office and laboratory space previously leased by the Company in Lake Forest, California obtained a judgment against the Company for approximately $150,000 related to the default on the lease. In addition, liabilities continued to accrue at the rate of approximately $13,000 per month until the space was leased. The total liability to the Company was estimated to be approximately $350,000 and was recorded in 1999. In March 2000, Saigene purchased from the landlord of the Lake Forest property, in exchange for a convertible promissory note in the principal amount of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company's laboratory assets to Saigene. However, due to the uncertainty surrounding the possible reassignment by Saigene of its obligations to the landlord if the sale of the laboratory assets to Saigene was not completed and the uncertainty of Saigene's obligations to the Company regarding payment of this debt, the Company did not remove this liability from its balance sheet. On August 28, 2002, pursuant to the Asset Purchase Agreement (Note 14), the Company assumed the promissory note obligations of Saigene. On September 5, 2002, the Company was notified of certain defaults under the assumed Saigene obligation as well as a promissory note of the Company in favor of the landlord in the principal amount of $15,000. Although the Company is in active discussions with the landlord regarding this obligation, no assurance can be given that the Company will be successful in negotiating a favorable arrangement. Accordingly, should the landlord seek to enforce its rights to collect amounts owed, the Company will likely incur significant legal costs in defending any such action and may not have sufficient funds to pay any adverse judgment should the landlord prevail in any such action. As of June 30, 2002, approximately $414,000 has been accrued relating to this liability in the accompanying financial statements.

The Company had an exclusive worldwide license for the use of a transdermal perspiration collection device for all medical diagnostic applications of Sudormed's skin patch technology. This license allowed for the development of all other potential applications of such technology, except for those relating to alcohol and drugs of abuse. Pursuant to the license agreement, the Company had agreed to pay Sudormed approximately $3 million over a fifteen-month period plus an ongoing royalty payment based on the amount of sales of products developed under this license. Such payments included a lump-sum payment of $1.6 million due in December 1998, which was not paid. Current maturities under the technology license payable total $2,244,040 as shown in the accompanying balance sheet.

In May 2000, 3M notified the Company that, in its capacity as a secured party in possession of the Sudormed assets, it demands payment in full of the $1.6 million plus accrued interest and fees due under the License Agreement between the Company and Sudormed. 3M is seeking to settle this claim or seek a judgment in a court of law. The Company disputes 3M's claim and intends to defend itself in this matter. If 3M commences legal action against the Company, the Company may have no alternative but to seek protection from creditors under the bankruptcy laws.

13. RELATED PARTY TRANSACTIONS

The Company has entered into deferred compensation agreements with four of its senior executives. The agreements provide that a specified portion of their salaries be deferred until they elect to receive the deferred amount. Deferred compensation expense in connection with these agreements was $0 and $88,000 for the years ended June 30, 2002 and 2001, respectively. During prior years, certain deferred compensation amounts had been converted to promissory notes bearing annual interest at 7% and payable on demand. These notes are included with Notes Payable to Related Parties on the accompanying consolidated balance sheet and with accrued interest total $552,171 as of June 30, 2002. The Company has not made any interest payments since September of 1998. Additional deferred compensation, not converted to notes, of $295,368 to senior executives and other current and former employees was due as of June 30, 2002. On August 28, 2002, PBI converted all deferred compensation notes, deferred compensation liabilities and other accrued compensation of $57,087 to warrants and options to purchase an aggregate of 904,626 shares of Common Stock in connection with the Asset Purchase Agreement (see Note 14 - Subsequent Event).

14. SUBSEQUENT EVENT

Asset Purchase Transaction

On June 27, 2002, the Company, and its wholly-owned subsidiary, PBI-WA, entered into an Asset Purchase Agreement, as amended by Amendment Number One to Asset Purchase Agreement, dated as of August 28, 2002 (collectively, the "Asset Purchase Agreement") with Saigene Corporation, a Delaware corporation ("Saigene"), providing for the purchase by PBI-WA of certain technology, intellectual property and equipment assets in connection with certain DNA amplification and cell viability and related technologies and processes. On August 28, 2002, pursuant to the Asset Purchase Agreement, as consideration for the purchased assets, the Company issued to Saigene 19,624,292 shares, and to certain of Saigene's designees an additional 1,375,708 shares, of PBI's common stock, par value $.01 per share. Of the shares issued to Saigene, 1,000,000 shares are held in escrow in the event that PBI is required to satisfy certain anti-dilution protections granted to one of Saigene's designees, and 1,000,000 shares are held in escrow in the event that PBI incurs any liabilities with respect to any of Saigene's creditors that have not consented to the purchase transaction (in excess of 75% of Saigene's creditors have consented). As a result of the consummation of the transactions contemplated in the Asset Purchase Agreement, Saigene now owns approximately 77% of the Common Stock of PBI.

In connection with the asset purchase transaction, PBI-WA and Saigene executed an Option Agreement whereby PBI-WA may purchase certain additional assets of Saigene in exchange for, at PBI-WA's election, either $5,147,118 in cash or the issuance by PBI of an additional 5,147,118 shares of Common Stock and the assumption of certain additional liabilities associated with such transferred assets.

Additionally, PBI-WA issued two promissory notes in favor of Saigene (and guaranteed by PBI) in the principal amounts of $223,697 and $219,109, respectively.

Further, in connection with the consummation of the transactions contemplated by the Asset Purchase Agreement, (1) the parties executed an amendment to the Management Agreement dated September 15, 1999 (the "Management Agreement"), whereby Saigene will continue to operate the PBI-WA laboratory in exchange for monthly payments by PBI to Saigene equal to $90,000, which arrangement may be terminated by either PBI or Saigene upon 30 days prior written notice; (2) the Purchase Agreement dated June 22, 2000, relating to the purchase by Saigene of the laboratory operations of PBI-WA was terminated; (3) the holders of PBI's Series A Convertible Preferred Stock, par value $.01 per share, consented to an amendment of the Certificate of Designation with respect to the rights and preferences of the Preferred Stock and converted all accrued dividends thereon into an aggregate of 450,000 shares of Common Stock; (4) PBI entered into consulting arrangements with Paul Kanan and Terry Giles; (5) PBI converted $904,626 of deferred compensation and notes payable to warrants and options to purchase an aggregate of 904,626 shares of Common Stock; and (6) each of Saigene, Paul Kanan, Terry Giles and Burkhalter, Michaels, Kessler & George, LLP, agreed, for a period of one year, not to sell any PBI securities, except at a price per share equal to or greater than $1.00, in a private transaction, in a transaction solely for estate planning, or, in the event PBI completes a private financing, at a per share price equal to or greater than the per share price set forth in such private financing.