Form 10QSB
period 2002-09-30
PACIFIC BIOMETRICS INC
filed 2002-11-14
CIK 1020475

U.S. Securities and Exchange Commission
Washington, D.C.  20549

Form 10-QSB

☒	QUARTERLY REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number  0-21537

PACIFIC BIOMETRICS, INC.

(Exact name of small business issuer specified in its charter)

Delaware	93-1211114

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

220 West Harrison Street, Seattle, Washington 98119

(Address of principal executive offices)

206-298-0068

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

As of October 31, 2002 there were outstanding 25,305,675 shares of common stock.

Transitional Small Business Disclosure Format (check one)

Yes	☐	No	☒

PACIFIC BIOMETRICS, INC.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2002
(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$496,261
Accounts receivable, net of allowance for doubtful accounts of $25,543	582,531
Prepaid expenses and other	24,235

Total current assets	1,103,027
Property and equipment, net	120,236
Other assets:
Restricted cash	70,566
Technology assets in process	906,407

Total assets	$2,200,236

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable to related parties	$432,954
Note payable-lease	426,278
Notes payable other	84,617
Accounts payable	355,688
Accrued liabilities	306,272
Advances from customers	763,280
Technology licenses payable	2,244,040
Capital lease obligations-current portion	469,354

Total current liabilities	5,082,483
Capital lease obligations - long term portion	10,829

Total liabilities	5,093,312

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 1,550,000 shares issued and outstanding	15,500
Common stock, $0.01 par value, 30,000,000 shares authorized, 25,305,675 shares issued and outstanding	253,057
Additional paid-in capital Preferred Stock	5,000,966
Additional paid-in capital Common Stock	15,168,996
Accumulated deficit	(23,331,595)

Total stockholders’ deficit	(2,893,076)

Total liabilities and stockholders’ deficit	$2,200,236

The accompanying notes are an integral part of this consolidated financial statement.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2002 and 2001
(unaudited)

	Three Months Ended September 30

	2002	2001

Revenues	$894,736	$372,562

Operating expenses:
Laboratory expense and cost of goods sold	566,844	259,348
Research and product development	33,082	4,209
Selling, general and administrative	625,881	256,269

Total operating expenses	1,225,807	519,826

Operating loss	(331,071)	(147,264)

Other income (expense):
Interest expense	(31,605)	(23,648)
Interest income	231	473
Management fees expense	(438,820)	(18,000)
Other income	21,857	66,259

	(448,337)	25,084

Net loss	$(779,408)	$(122,180)

Preferred stock dividend accrued	—	(62,000)

Net loss applicable to common stockholders	$(779,408)	$(184,180)

Basic and diluted loss per share	$(0.07)	$(0.05)

Number of shares used in per-share calculation	11,461,939	3,810,171

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2002 and 2001
(unaudited)

	Three Months Ended September 30

	2002	2001

Cash provided (used) by operating activities	$256,103	$(7,004)
Cash used by investing activities	(11,498)	—
Cash (used) provided by financing activities	(19,295)	(48,461)

Net Change in cash and cash equivalents	225,310	(55,465)
Cash and cash equivalents, beginning of period	270,951	100,547

Cash and cash equivalents, end of period	$496,261	$45,082

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.          Organization and Basis of Presentation

Pacific Biometrics, Inc., a Delaware corporation (“PBI” or the “Company”), provides specialty reference laboratory services to the pharmaceutical and diagnostics industries.  The Company had previously been engaged in the development and commercialization of non-invasive diagnostics to improve the detection and management of chronic diseases.  Due to a lack of significant resources, the Company has suspended such activities for the foreseeable future.  The Company has developed two patented platform technologies that permit the use of sweat and saliva as diagnostic fluids. Except for the revenues from laboratory services, nominal revenues have been generated from the Company’s products.  In prior years, the Company was considered to be a development stage enterprise, but since the laboratory services now constitute the majority of the Company’s commercial efforts, the Company is no longer considered to be in the development stage.

The Company was incorporated in Delaware in May 1996. The Company conducts its business through its wholly owned subsidiaries, Pacific Biometrics, Inc., a Washington corporation (“PBI-WA”) and BioQuant, Inc., a Michigan corporation (“BioQuant”).  On June 28, 1996, the Company completed two mergers (the “Mergers”) whereby BioQuant and PBI-WA became wholly owned subsidiaries of the Company in separate stock-for-stock exchange transactions. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

On August 28, 2002, the Company, and its wholly-owned subsidiary, PBI-WA, consummated an asset purchase transaction pursuant to an Asset Purchase Agreement, dated as of June 27, 2002, as amended (collectively, the “Asset Purchase Agreement”), with Saigene Corporation, a Delaware corporation (“Saigene”), providing for the purchase by PBI-WA of certain technology, intellectual property and equipment in connection with certain DNA amplification and cell viability and related technologies and processes. Pursuant to the Asset Purchase Agreement, as consideration for the purchased assets, the Company issued to Saigene 19,624,292 shares, and to certain of Saigene’s designees an additional 1,375,708 shares, of PBI’s common stock, par value $.01 per share (the “Common Stock”). See Note 6 – Asset Purchase Transaction for further details.

Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statement and the Form 10-KSB of Pacific Biometrics, Inc. and notes thereto, for its fiscal year ended June 30, 2002.

2.          Summary of Significant Accounting Policies

Technology Licenses

The Company has licensed exclusive rights, related to bone resorption in human perspiration, to use patented anti-pyridinium crosslinks antibody technology (this is an exclusive worldwide license excluding Japan).  Licensing fees with respect to this antibody technology have been fully amortized. However, certain disputes remain related to unpaid balances due under the license agreement.

The SalivaSac® is a proprietary patented product of the Company that collects and processes saliva for medical diagnostic purposes.

In connection with the Asset Purchase Agreement, on August 28, 2002 (see Note 6), the Company acquired from Saigene a DNA technology platform called LIDA (Logarithmic Isothermal DNA Amplification). LIDA is a chemistry designed to rapidly replicate DNA. The Company also acquired from Saigene another technology relating to Cell Viability, a chemistry platform that can distinguish a live cell from a dead cell. Applications for this technology could include antibiotic susceptibility testing, sterility testing and environmental monitoring in the water and beverage industries. The LIDA and cell viability technologies, once fully developed, will be amortized on a straight line basis over their estimated useful lives.

Risks and Uncertainties

Any product that the Company develops will likely require approvals from the Food and Drug Administration (FDA) and international regulatory agencies prior to commercialized sales.  With respect to the Company’s OsteoPatch™

product, the Company failed to receive FDA approval and, as a result, has ceased product development and has defaulted with respect to payments on the Sudormed license agreement.

On August 28, 2002, the Company consummated an agreement to purchase certain assets of Saigene  (see Note 6). Additionally, the Company’s securities have been delisted from the NASDAQ Stock Market.

The Company’s financial position also created risks and uncertainties as discussed below in Note 3.

3.  Going Concern

Although the Company was profitable in the year ended June 30, 2002, it has experienced recurring losses from operations in the current quarter and in prior years and has had cash flow shortages. Additionally, the Company has deficiencies in working capital and stockholders’ equity. Also, the Company has significant amounts of past due debt.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the company with the ability to continue in existence for the near term.  These steps included significant reductions in expenses and staffing, suspension of research and development projects, and renegotiations of contractual commitments. In addition, the purchase of certain assets (primarily intangible assets) of Saigene, which concluded on August 28, 2002, includes restructuring of debt and equity that the Company believes will assist them in raising future capital (see Note 6).

Even after completion of the Asset Purchase Transaction on August 28, 2002, the Company still has significant debts and claims that need to be settled.  The Company will attempt to settle outstanding debts with cash generated from its operations, with stock, and/or with technology assets.  There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws.

4.  Earnings Per Share

As the Company had a net loss from continuing operations for the three months ended September 30, 2002 and 2001, the basic and diluted net loss per share are the same. At September 30, 2002 and 2001, there were 1,914,768 and 955,047 shares respectively, of outstanding options potentially issuable as Common Stock. Because of the net loss for the three months ended September 30, 2002 and 2001, potentially issuable Common Stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

5.  Commitments and Contingencies

Legal Proceedings

On May 10, 2001 a Final Judgment of Permanent Injunction was issued by the United States District Court for the District of Columbia ordering the Company to (a) file with the SEC, on or before June 29, 2001: (1) the Company’s Annual Report on Form 10-KSB for its fiscal year ended June 30, 2000; (2) the Company’s Quarterly Reports on Form 10-QSB for its quarters ended March 31, September 30, and December 31, 2000; and (3) such other periodic reports which may become due prior to the entry of the Final Judgment, and (b) file timely and in proper form with the SEC accurate and complete information and reports of the Company as are required to be filed under the securities laws. All such reports were filed on June 29, 2001 and since that date has filed all such subsequent reports by the required due dates.  Accordingly, the Company believes it is currently in compliance with the Final Judgment and it intends to remain so in the future, failing which the Company might be subject to sanctions from the SEC.

On September 24, 1997 the Company received from the former manufacturer of SPINPRO® a demand for arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO®.  The former manufacturer is seeking damages of approximately $515,000.  The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company. The Company is vigorously contesting such claims and has filed counterclaims against the former manufacturer. The former manufacturer has subsequently made no effort to prosecute its claim and the Company will move to dismiss this action. No amounts have been accrued for this potential liability in the accompanying financial statements.

The landlord of the office and laboratory space previously leased by the Company in Lake Forest, California obtained a judgment against the Company for approximately $150,000 related to the default on the lease. In addition, liabilities continued to accrue at the rate of approximately $13,000 per month until the space was leased. The total liability to the

Company was estimated to be approximately $350,000 and was recorded in 1999.  In March 2000, Saigene purchased from the landlord of the Lake Forest property, in exchange for a convertible promissory note in the principal amount of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company’s laboratory assets to Saigene. However, due to the uncertainty surrounding the possible reassignment by Saigene of its obligations to the landlord if the sale of the laboratory assets to Saigene was not completed and the uncertainty of Saigene’s obligations to the Company regarding payment of this debt, the Company did not remove this liability from its balance sheet. On August 28, 2002, pursuant to the Asset Purchase Agreement (Note 6), the Company assumed the promissory note obligations of Saigene.  On September 5, 2002, the Company was notified of certain defaults under the assumed Saigene obligation as well as a promissory note of the Company in favor of the landlord in the principal amount of $15,000. Although the Company is in active discussions with the landlord regarding this obligation, no assurance can be given that the Company will be successful in negotiating a favorable arrangement. Accordingly, should the landlord seek to enforce its rights to collect amounts owed, the Company will likely incur significant legal costs in defending any such action and may not have sufficient funds to pay any adverse judgment should the landlord prevail in any such action. As of September 30, 2002, approximately $426,000 has been accrued relating to this liability in the accompanying financial statements.

The Company had an exclusive worldwide license for the use of a transdermal perspiration collection device for all medical diagnostic applications of Sudormed’s skin patch technology.  This license allowed for the development of all other potential applications of such technology, except for those relating to alcohol and drugs of abuse. Pursuant to the license agreement, the Company had agreed to pay Sudormed approximately $3 million over a fifteen-month period plus an ongoing royalty payment based on the amount of sales of products developed under this license.  Such payments included a lump-sum payment of $1.6 million due in December 1998, which was not paid.  Current maturities under the technology license payable total $2,244,040 as shown in the accompanying balance sheet.

In May 2000, 3M notified the Company that, in its capacity as a secured party in possession of the Sudormed assets, it demands payment in full of the $1.6 million plus accrued interest and fees due under the License Agreement between the Company and Sudormed.  3M is seeking to settle this claim or seek a judgment in a court of law. The Company disputes 3M’s claim and intends to defend itself in this matter.  If 3M commences legal action against the Company, the Company may have no alternative but to seek protection from creditors under the bankruptcy laws.

6.  Asset Purchase Transaction

On June 27, 2002, the Company, and its wholly-owned subsidiary, PBI-WA, entered into an Asset Purchase Agreement, as amended by Amendment Number One to Asset Purchase Agreement, dated as of August 28, 2002 (collectively, the “Asset Purchase Agreement”) with Saigene Corporation, a Delaware corporation (“Saigene”), providing for the purchase by PBI-WA of certain technology, intellectual property and equipment assets in connection with certain DNA amplification and cell viability and related technologies and processes. On August 28, 2002, pursuant to the Asset Purchase Agreement, as consideration for the purchased assets, the Company issued to Saigene 19,624,292 shares, and to certain of Saigene’s designees an additional 1,375,708 shares, of PBI’s common stock, par value $.01 per share. Of the shares issued to Saigene, 1,000,000 shares are held in escrow in the event that PBI is required to satisfy certain anti-dilution protections granted to one of Saigene’s designees, and 1,000,000 shares are held in escrow in the event that PBI incurs any liabilities with respect to any of Saigene’s creditors that have not consented to the purchase transaction (in excess of 75% of Saigene’s creditors have consented). As a result of the consummation of the transactions contemplated in the Asset Purchase Agreement, Saigene now owns approximately 77% of the Common Stock of PBI.

In connection with the asset purchase transaction, PBI-WA and Saigene executed an Option Agreement whereby PBI-WA may purchase certain additional assets of Saigene in exchange for, at PBI-WA’s election, either $5,147,118 in cash or the issuance by PBI of an additional 5,147,118 shares of Common Stock and the assumption of certain additional liabilities associated with such transferred assets.

Additionally, PBI-WA issued two promissory notes in favor of Saigene (and guaranteed by PBI) in the principal amounts of $223,697 and $219,109, respectively.

Further, in connection with the consummation of the transactions contemplated by the Asset Purchase Agreement, (1) the parties executed an amendment to the Management Agreement dated September 15, 1999 (the “Management Agreement”), whereby Saigene will continue to operate the PBI-WA laboratory in exchange for monthly payments by

PBI to Saigene equal to $90,000, which arrangement may be terminated by either PBI or Saigene upon 30 days prior written notice; (2) the Purchase Agreement dated June 22, 2000, relating to the purchase by Saigene of the laboratory operations of PBI-WA was terminated; (3) the holders of PBI’s Series A Convertible Preferred Stock, par value $.01 per share, consented to an amendment of the Certificate of Designation with respect to the rights and preferences of the Preferred Stock and converted all accrued dividends thereon into an aggregate of 450,000 shares of Common Stock; (4) PBI entered into consulting arrangements with Paul Kanan and Terry Giles; (5) PBI converted $904,626 of deferred compensation and notes payable to warrants and options to purchase an aggregate of 904,626 shares of Common Stock; and (6) each of Saigene, Paul Kanan, Terry Giles and Burkhalter, Michaels, Kessler & George, LLP, agreed, for a period of one year, not to sell any PBI securities, except at a price per share equal to or greater than $1.00, in a private transaction, in a transaction solely for estate planning, or, in the event PBI completes a private financing, at a per share price equal to or greater than the per share price set forth in such private financing.

Although Saigene intends to contribute approximately $600,000 (in the form of cash, reduction of payments due from the Company to Saigene, or a combination thereof or as otherwise determined by Saigene) to PBI toward the development and commercialization of certain technologies acquired by the Company from Saigene in connection with the Asset Purchase Agreement, the final amount of such contribution has not yet been determined or approved by the Saigene board of directors.  When it is finalized, an adjustment to the value of the acquired technology assets may be necessary based on the determined amount of the contingent payment.

Stock Options—Variable Accounting

On May 3, 2002, the Board of Directors voted to reprice all outstanding options to purchase Common Stock to the then current market price, which was $.02 on that day. As of September 30, 2002, 555,087 of these options remained outstanding. For the three months ended September 30, 2002, the Company recognized approximately $110,000 in expense to adjust these options to fair market value. In the future, the net income of the Company on a quarterly basis may be affected by fluctuations in the market value of the Company's Common Stock. If the market price of the Company's Common Stock increases, the Company will recognize expense for the number of options outstanding times the incremental increase in per share stock value.

ITEM 2.           Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the preceding consolidated financial statements and notes in this Form 10-QSB and in conjunction with the financial statements and notes thereto for the year ended June 30, 2002, included in the Company’s Annual Report on Form 10-KSB.

When used in this Form 10-QSB, the words “expects,” “anticipates,” “estimates,” believe”, “may”, “will”, “should”, “anticipate”, “estimate”, “expect”, “intend”, “objective”, “seek”, “plan”, “strive”, or similar words, or the negatives of these words, are intended to identify forward-looking statements.  These statements, which include statements as to our critical accounting policies, our estimates for future revenues and cost of revenues, our expectations regarding future expenses, including research and development and sales and marketing expenses, our estimates regarding the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital, sources of revenue and anticipated revenue, including licenses of intellectual property, technology development and service contracts, the features and benefits of our products, our business development efforts, future acquisitions or investments, the impact of economic and industry conditions on us and our customers, the anticipated growth of our business, our ability to attract clients, expectations regarding competition and the impact of recent accounting pronouncements, are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, fluctuations in general economic conditions, the concentration of business with large clients, changes in policies by regulatory agencies, the ability to develop new technology and introduce new products, the risk of bankruptcy and competition.  These forward-looking statements speak only as of the date hereof. The Company cautions readers not to place undue reliance on any such forward-looking statements.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.  For additional factors that can affect these forward-looking statements, see “Risk Factors” on page 9 of the Company’s Annual Report on Form 10-KSB for the period ending June 30, 2002.

Overview

Pacific Biometrics, Inc. (“PBI” or the “Company”) was incorporated in Delaware in May 1996 in connection with the acquisition of BioQuant, Inc. (“BioQuant”), a Michigan corporation, and Pacific Biometrics, Inc. (“PBI-WA”), a Washington corporation.  On June 28, 1996, the Company completed the mergers whereby BioQuant and PBI-WA became wholly owned subsidiaries of the Company in separate stock-for-stock exchange transactions.

PBI provides specialty reference laboratory services to the pharmaceutical and diagnostics industries.  The Company had previously been engaged in the development and commercialization of non-invasive diagnostics to improve the detection and management of chronic diseases, which commercialization efforts have been terminated due to the Company’s inability to obtain FDA approval for its OsteoPatch™ product and lack of necessary funding.

Expenses consist, and are expected to continue to consist, primarily of operating expenses necessary for the laboratory operations and corporate overhead.

On June 27, 2002, the Company and PBI-WA entered into the Asset Purchase Agreement with Saigene Corporation (“Saigene”), providing for the purchase by PBI-WA of certain technology, intellectual property and equipment in connection with certain DNA amplification and cell viability and related technologies and processes. On August 28, 2002, pursuant to the Asset Purchase Agreement, as consideration for the purchased assets, PBI issued to Saigene 19,624,292 shares, and to certain of Saigene’s designees an additional 1,375,708 shares, of PBI’s Common Stock. Of the shares issued to Saigene, 1,000,000 shares are held in escrow in the event that PBI is required to satisfy certain anti-dilution protections granted to one of Saigene’s designees, and 1,000,000 shares are held in escrow in the event that PBI incurs any liabilities with respect to any of Saigene’s creditors that have not consented to the purchase transaction (in excess of 75% of Saigene’s creditors have consented). As a result of the consummation of the transactions contemplated in the Asset Purchase Agreement and the Amendment, Saigene owns approximately 77% of the Common Stock of PBI.  Also, as a result of the consummation of the asset purchase transaction, the Board of PBI now consists of five members, including, Ronald R. Helm (Chairman), Paul G. Kanan, Michael L. Hartzmark, Timothy A. Wudi and Richard W. Palfreyman.  Additionally, Terry M. Giles resigned as an officer and director of PBI and its subsidiaries, Paul G. Kanan resigned as an officer (but not as a director) of PBI and its subsidiaries and Ronald R. Helm was named Chief Executive Officer and Treasurer of PBI.

Additionally, PBI-WA assumed certain liabilities of Saigene associated with the purchased assets in the approximate amount of $850,000, including an obligation of Saigene to the Company’s former landlord in the amount of approximately $414,000 and the issuance of two promissory notes in favor of Saigene (and guaranteed by PBI) in the principal amounts of $223,697 and $219,109, respectively. The first note is payable at the rate of $10,000 per month and bears interest at the rate of 8% per annum until fully paid; provided, however, that in the event PBI obtains equity financing in the minimum amount of $6 million, then this note will become immediately due and payable. The second note matures in 12 months and bears interest at the annual rate of 12% per annum. On September 5, 2002, the Company was notified of certain defaults under the assumed Saigene obligation as well as a promissory note of the Company in favor of the landlord in the principal amount of $15,000. Although the Company is in active discussions with the landlord regarding this obligation, no assurance can be given that the Company will be successful in negotiating a favorable arrangement. Accordingly, should the landlord seek to enforce its rights to collect amounts owed, the Company will likely incur significant legal costs in defending any such action and may not have sufficient funds to pay any adverse judgment should the landlord prevail in any such action. As of September 30, 2002, approximately $426,000 has been accrued relating to this liability.

In connection with the asset purchase transaction, PBI-WA and Saigene executed an Option Agreement whereby PBI-WA may purchase certain additional assets of Saigene in exchange for, at PBI-WA’s election, either $5,147,118 in cash or the issuance by PBI of an additional 5,147,118 shares of Common Stock and the assumption of additional liabilities associated with such transferred assets.

Further, in connection with the consummation of the transactions contemplated by the Asset Purchase Agreement: (1) the parties executed an amendment to the Management Agreement whereby Saigene will continue to operate the PBI-WA laboratory in exchange for monthly payments by PBI to Saigene equal to $90,000, which arrangement may be terminated by either PBI or Saigene upon 30 days prior written notice; (2) the Purchase Agreement dated June 22, 2000, relating to the purchase by Saigene of the laboratory operations of PBI-WA was terminated; (3) the holders of PBI’s Preferred Stock consented to an amendment of the Certificate of Designation with respect to the rights and preferences of the Preferred Stock and converted all accrued dividends thereon into an aggregate of 450,000 shares of Common Stock; (4) PBI entered into consulting arrangements with Paul Kanan and Terry Giles; (5) PBI converted $904,626 of deferred compensation and notes payable to warrants and options to purchase an aggregate of 904,626 shares of Common Stock; and (6) each of Saigene, Paul Kanan, Terry Giles and Burkhalter, Michaels, Kessler & George, LLP, agreed, for a period of one year, not to sell any PBI securities, except at a price per share equal to or greater than $1.00, in a private transaction, in a transaction solely for estate planning, or, in the event PBI completes a private financing, at a per share price equal to or greater than the per share price set forth in such private financing.

In February 2002, PBI-WA entered into a master services agreement with a large pharmaceutical company to provide laboratory research services based on specifications to be included in one or more work orders submitted by such pharmaceutical company from time to time.  For the period ending September 30, 2002, the Company provided services under this arrangement aggregating approximately $389,000.   The Company has received additional work orders for services to be rendered during fiscal 2003 anticipated to aggregate approximately $4 million during the Company’s fiscal year.

On May 3, 2002, the Board of Directors voted to reprice all outstanding options to purchase Common Stock to the then current market price, which was $.02 on that day.  As of September 30, 2002, 555,087 of these options remained outstanding.  For the three months ended September 30, 2002, the Company recognized approximately $110,000 in expense to adjust these options to fair market value.  In the future, the net income of the Company on a quarterly basis may be affected by fluctuations in the market value of the Company’s Common Stock.  If the market price of the Company’s Common Stock increases, the Company will recognize expense for the number of options outstanding times the incremental increase in per share stock value.  In addition, the earnings per share on a fully diluted basis may be affected by the inclusion of the options in such calculation.

Results of Operations:

Comparison of the three month periods ended September 30, 2002, and September 30, 2001:

Rounded to Nearest Thousand Dollars	Three Months	Comments on increase or decrease from prior period

Revenues:
Ended 9/30/2002	$895

Laboratory revenues increased primarily due to an increase in the size and number of clinical trials. One customer accounted for approximately 43% and 27% of the revenues for the three months ended September 30, 2002 and 2001, respectively.  The Company has no long-term contracts or agreements with its customers. Each contract is negotiated separately with the pharmaceutical manufacturer or research organization and is usually limited to a specific project with limited duration. The cancellation of any contracts with existing customers or the failure to replace such contracts upon expiration or termination could have a material adverse effect on the Company’s laboratory operations.

Ended 9/30/2001	$373
$ variance	$522
% variance	140%

Laboratory expenses and cost of sales:
Ended 9/30/2002	$567	Laboratory expenses and cost of goods sold, including salaries, supplies and outside services have increased as a result of the increase in laboratory testing and consulting activity.
Ended 9/30/2001	$259
$ variance	$308
% variance	119%

Research and product development:
Ended 9/30/2002	$33

Research and development operations have been curtailed and no longer constitute a significant portion of the Company’s operations. However, in connection with the acquisition of the Saigene assets and technologies, the Company did add personnel and salaries expense in this area and will incur significant research and development costs in the future assuming funding is available.

Ended 9/30/2001	$4
$ variance	$29
% variance	725%

Selling, general and administrative:
Ended 9/30/2002	$626

Selling, general and administrative expenses reflect non-recurring recruiting expenses for two upper management hires, increased legal and administrative costs relating to the Saigene asset acquisition, higher commissions and bonus expenses, and a non-cash adjustment of approximately $110,000 to adjust certain stock options to fair market value.

Ended 9/30/2001	$274
$ variance	$352
% variance	128%

Total other income (expense):
Ended 9/30/2002	$(448)

Other expenses have increased primarily due to increased management fees expense paid to Saigene for management of the Seattle lab.  Under the management fee agreement in effect prior to August 28, 2002, Saigene was entitled to the net cash flow of the lab.  Under a new agreement, beginning in September 2002, management fees will be $90,000 per month.

Ended 9/30/2001	$25
$ variance	$(473)
% variance	-1892%

Net income (loss):
Ended 9/30/2002	$(779)

Despite increased revenue for the 2002 period, as compared to 2001, the net loss has increased due to increased selling, general and administrative expenses (including certain non-cash and non-recurring costs) as described above, and due to increased management fees paid relating to the Seattle lab.

Ended 9/30/2001	$(122)
$ variance	$(657)
% variance	-538%

Liquidity and Capital Resources:

Financing Activities

The Registration Statement pertaining to the initial public offering (“IPO”) of the Company was declared effective by the Securities and Exchange Commission on October 29, 1996.  Gross proceeds from the public offering were $8,075,000.  The Company used the net proceeds from the offering (approximately $6.3 million) for product development activities relating to the OsteoPatch™, for funding the growth of its central reference laboratory operations, working capital, and also used approximately $1.2 million to repay debt.

On February 20, 1998, the Company consummated the sale of 925,000 shares of Preferred Stock to two institutional investors for an aggregate purchase price of $1,850,000.  In addition, the Company granted such institutional investors an option (the “Option”) to purchase an additional 625,000 shares of Preferred Stock until May 20, 1998, for an exercise price of $1,250,000.  The Option was exercised in full during May 1998.  Terry Giles, a former director of the Company, purchased 950,000 shares of the Preferred Stock from the original institutional investors. The Preferred Stock is convertible into shares of the Company’s Common Stock at the option of the holder at any time on a one-for-one basis, subject to adjustment for stock splits, dividends and similar events. The cumulative cash dividend on the Preferred Stock was eliminated in connection with an amendment to the Company’s Certificate of Designation pursuant to the Asset Purchase Agreement and all accrued dividends in the approximate amount of $910,000 were converted into an aggregate of 450,000 shares of Common Stock.  The Company has the right to force conversion of the Preferred Stock in the event the price per share of the Common Stock is $8.00 or more for twenty consecutive trading days.  The amendment to the Certificate of Designation also modified certain mandatory conversion rights and eliminated the right of the holders of the Preferred Stock to designate a director to PBI’s Board.

In April 1997, the Company entered into a capital equipment leasing facility with Transamerica Business Credit Corporation to provide credit for equipment purchases up to $1,500,000.  The Company issued warrants to purchase 51,429 shares of Common Stock to Transamerica as part of this agreement. The Company negotiated forbearance agreements with Transamerica Business Credit related to payments due on capital leases. In exchange for the first forbearance agreement, the warrants to purchase 51,429 shares of Common Stock were repriced to $0.50 per share in December 1998.  No discount was recorded for the value of the warrants because the amount was not material. In exchange for the most recent Forbearance Agreement, dated August 1999, the Company had repriced warrants previously issued to Transamerica to $0.0625, and had granted Transamerica a lien position on the assets of the Company.  This Forbearance Agreement expired on September 30, 1999, and was extended again through December 31, 1999, in exchange for 150,508 additional warrants.  Although the Forbearance Agreement has expired, Transamerica has not taken action to collect the debt, which approximates $422,000 as of September 30, 2002. Although the Company is in active discussions with Transamerica regarding this obligation, no assurance can be given that the Company will be successful in negotiating a favorable arrangement. Accordingly, should Transamerica seek to enforce its rights to collect amounts owed, the Company will likely incur significant legal costs in defending any such action and may not have sufficient funds to pay any adverse judgment should Transamerica prevail in any such action.

In April 1999, the Company and its subsidiaries entered into an Accounts Receivable Factoring Agreement with Silicon Valley Bank.  The Company issued warrants to purchase 93,024 shares of Common Stock to the Bank as part of the Factoring Agreement.  Under the terms of the Factoring Agreement, the Bank will advance 80% of accepted receivables and charge the Company an administrative fee of .75% and an annualized rate of 21% on outstanding balances. There was no amount outstanding as of September 30, 2002. Receivables have not been factored since September 2001. As a result, the Company has been removed from Silicon Valley Bank’s active accounts. The Company believes it can become an active account by submitting current compliance documents pursuant to the Factoring Agreement.

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

Operations

As of September 30, 2002, the Company had cash and cash equivalents of $496,261.  In addition, the Company’s current liabilities exceeded its current assets.  During the three months ended September 30, 2002, the Company’s cash and cash equivalents increased by $225,310, primarily due to an increase in advances from customers, offset by increased accounts receivable.

Products and Services

In December 1997, the Company executed a License Agreement (the “License Agreement”) with Sudormed, Inc. (“Sudormed”), which provided the Company an exclusive worldwide license to all medical diagnostic applications of Sudormed’s skin patch technology. This License Agreement replaced the Company’s previous license agreement with Sudormed for the skin patch technology for the application of measuring bone loss markers in sweat, which is the basis for the Company’s OsteoPatch™ system.  In addition, the License Agreement allowed for the development of all other potential applications of such technology, except for those relating to alcohol and drugs of abuse.

In May 1998, the Company received a letter from the FDA in response to its 510(k) application for the OsteoPatch™ device notifying the Company that the agency did not find the device to be substantially equivalent to the predicate device, a urine test marketed by Metra Biosystems.  Despite numerous discussions and a meeting with the FDA in July 1998, the Company was unable to reverse the agency’s decision or negotiate requirements for additional data that were within the Company’s financial ability to perform.  Due to lack of funds, the Company ceased development activities on the OsteoPatch™ device in August 1998.

In December 1998, the Company failed to make a payment of $1.6 million to Sudormed, the licensor of the patch technology relating to the SweatPatch™ and OsteoPatch™, resulting in a default under both the License Agreement and the Supply Agreement with Sudormed.  Sudormed terminated the License Agreement in May 1999 for failure to make required payments.  The License Agreement permits the Company to retain full license rights as long as the Company has inventory of patches.  As of September 30, 2001 the Company had approximately 80,000 patches in inventory, which are no longer saleable due to expirations, but are useable for research purposes only.  All investments in SweatPatch™ technology, including the OsteoPatch™ and inventory, were expensed in March 1999.

The SalivaSac®, developed by the Company, collects a non-invasive saliva sample that the Company had hoped would be able to replace blood and urine testing in various applications.  The Company had been awarded two SBIR Phase I grants to research this technology for non-invasive glucose monitoring.  As a result of this research the Company had used its SalivaSac® technology to research the development of a screening product to detect diabetes in the general population and a monitoring product to produce detailed quantitative measurements of glucose levels to enable diabetics to monitor glucose levels throughout the day. While previous attempts by others to correlate saliva glucose with blood glucose have been unsuccessful, the Company has had encouraging preliminary results using the SalivaSac® device, as it appears to exclude substances that interfere with accurate glucose measurements.  However, almost all development of the SalivaSac® has been suspended as of December 1998 due to a lack of funding and without additional funding the Company will not be able to successfully develop the SalivaSac® for such use.  On August 15, 2000, the Company was issued United States Patent No. 6,102,872 for Glucose Detector and Method as a result of the SalivaSac® research conducted earlier.  In September 1999, the Company received a SBIR Phase I grant to research the use of the SalivaSac® technology for the collection and measurement of homocysteine, a newly discovered marker with potential application for use as a risk factor in heart disease.  The Company was not able to make any useful discoveries with this Phase I grant and has no plans to file for a Phase II grant for the homocysteine application.

On August 28, 2002, the Company acquired certain technology from Saigene, including a DNA technology platform called LIDA (Logarithmic Isothermal DNA Amplification), a novel chemistry designed to rapidly replicate DNA, and technology related to Cell Viability, a broad-based and novel chemistry platform that may be the first molecular method of its kind to rapidly distinguish a live cell from a dead cell.  The Company believes that the acquisition of these technology assets and associated intellectual property will provide its stockholders with potential future value to the extent the technologies acquired can be successfully developed and exploited.  However, there can be no assurance that this will be the case or that any proposed products will be approved by the Food and Drug Administration or other government agencies, as applicable, or will not be the subject of litigation or other claims from competitors or others with respect to such products or the patents and methodologies upon which they are based.

The Company’s laboratory in Seattle, Washington has established itself as a technical leader due to its strong expertise in research related to cardiovascular disease (lipids).  The laboratory services include development of laboratory reference methods, development of clinical trial protocols, and contract research and development.  The Company’s laboratory has also developed an expertise in the emerging field of osteoporosis laboratory assessments through its work with diagnostic manufacturers of assays for bone markers such as Ostex International, Inc. and Metra, in addition to pharmaceutical manufacturers of drugs that prevent bone loss such as Merck & Co., Inc. and The Procter & Gamble Company.  This work has helped to establish the Company’s laboratory as a leader in the understanding of biochemical markers for bone formation and bone resorption.  The laboratory provides general and specialty biomarker (efficacy) analysis services, as well as full central laboratory services. Special areas of expertise include testing for biomarkers of lipid status and cardiovascular disease risk, osteoporosis and bone metabolism, and diabetes mellitus. The Company’s expertise is concentrated on the measurement of cardiovascular disease markers, especially cholesterol and lipoproteins, including HDL, LDL and, HDL and LDL subfractions, remnant cholesterol, apolipoproteins, Lp, and lipoprotein fraction compositions.  Diabetes testing includes markers such as glucose, hemoglobin A1c, fructosamine, insulin, C-peptide, glucagon, advanced glycation end-products (AGE’s), microalbumin, non-esterified fatty acid (NEFA), in addition to the lipid markers.  In the areas of bone metabolism, (primarily osteoporosis), and women’s health, the Company specializes in the measurement of hormones and biochemical markers of bone metabolism including pyridinolines, various C- and N- terminal telopeptides, procollagens, osteocalcin and bone specific alkaline phosphatase.  PBI also has an established genetic testing group.   In addition,  The Company’s laboratory manages the routine safety profiles: hematology, coagulation, urinalysis and general chemistry.

Future Operating Results

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

The Minnesota Mining and Manufacturing Company (“3M”) manufactures the patch for PBI pursuant to the Supply Agreement with Sudormed.  The License Agreement and the Supply Agreement between the Company and Sudormed were terminated by Sudormed in May 1999 due to the failure of the Company to make required payments.  3M, as a party in possession of secured property of Sudormed, has not informed the Company of its plans for the Sudormed assets. This includes the SkinPatchTM technology rights, which are part of the Company’s OsteoPatchTM product. The Company had sought to reestablish certain rights to this technology in order to create additional value for the Company’s other intellectual property related to the OsteoPatchTM. Without an agreement with 3M, the Company’s OsteoPatchTM assets may not have any value.  The Company expensed all of these assets in 1999.  In May 2000, 3M notified the Company that, in its capacity as a secured party in possession of the Sudormed assets, it demands payment in full of the $1.6 million plus accrued interest and fees due under the License Agreement between the Company and Sudormed.  3M is seeking to settle this claim and has threatened to seek a judgment in a court of law.  The Company disputes 3M’s claim and intends to defend itself in this matter.  If 3M commences a legal action against the Company, the Company may have no alternative than to seek protection from creditors under the bankruptcy laws.  In that event the Company would consider suing 3M for damages to shareholders and creditors as a result of this action.

On August 29, 2002, in connection with the Asset Purchase Agreement, the Company terminated the Purchase Agreement with Saigene relating to the proposed purchase by Saigene of the Company’s laboratory. Also in connection with the Asset Purchase Agreement, the Management Agreement, giving Saigene operational control of the Company’s laboratory, was amended whereby Saigene will continue to operate the PBI-WA laboratory in exchange for monthly payments by PBI to Saigene equal to $90,000, which arrangement may be terminated by either PBI or Saigene upon 30 days prior written notice.

In May 1999, the landlord of the office and laboratory space previously leased by the Company in Lake Forest, California, obtained a judgment against the Company for approximately $150,000 related to the default on the lease. In addition, liabilities continued to accrue at the rate of approximately $13,000 per month until the space was leased.

In March 2000, Saigene purchased from the landlord of the Lake Forest property, in exchange for a convertible promissory note in the principal amount of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company’s laboratory assets to Saigene pursuant to the Purchase Agreement. However, pursuant to the Asset Purchase Agreement, the Company assumed the payment obligations of Saigene. Due to the uncertainty surrounding the possible reassignment by Saigene of its obligations to the landlord if the sale of the laboratory assets to Saigene was not completed and the uncertainty of Saigene’s obligations to the Company regarding payment of this debt, the Company did not delete this liability from its balance sheet.  On September 5, 2002, the Company was notified of certain defaults under the assumed Saigene obligation as well as a promissory note of the Company in favor of the landlord in the principal amount of $15,000. Although the Company is in active discussions with the landlord regarding this obligation, no assurance can be given that the Company will be successful in negotiating a favorable arrangement. Accordingly, should the landlord seek to enforce its rights to collect amounts owed, the Company will likely incur significant legal costs in defending any such action and may not have sufficient funds to pay any adverse judgment should the landlord prevail in any such action. As of September 30, 2002, approximately $426,000 has been accrued relating to this liability.

Although Saigene intends to contribute approximately $600,000 (in the form of cash, reduction of payments due from the Company to Saigene, or a combination thereof or as otherwise determined by Saigene) to PBI toward the development and commercialization of certain technologies acquired by the Company from Saigene, PBI has been informed by Saigene that such contributed amounts and currently available cash of PBI will be insufficient to complete either the development or the commercialization of any products using the acquired technologies. Accordingly, PBI will require additional financing in connection with such development and commercialization efforts.  PBI has been informed by Saigene that such efforts to complete the validation of the technologies and develop target applications, together with funds needed to support the continued growth of laboratory operations, are likely to require a near term capital infusion in excess of $5,000,000. Moreover, it is likely that an additional $15,000,000 over the next two years will be required to achieve full regulatory approval and commercialization of both the Saigene technologies acquired under the Asset Purchase Agreement and the technologies to be acquired under the Option. The Company intends to seek suitable financing to complete the regulatory approval process and commercialization of the technologies, but there can be no assurance that PBI will be able to obtain such financing on favorable terms or at all.

In addition to the anticipated capital needs as set forth above, the Company still has various debts and claims that need to be settled.  These include: amounts owed to various consultants, vendors and suppliers of the Company not related to the Seattle laboratory operation of approximately $650,000; amounts owed related to the laboratory of approximately $1,100,000; obligations assumed in connection with the Saigene transaction of approximately $850,000; and a potential liability, disputed by the Company, of approximately $2,200,000 related to the OsteoPatchTM technology.  The Company will attempt to settle these outstanding debts with cash generated from operations, with stock, and/or with technology assets, if possible. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws.  As a consequence, it is unlikely that investors will receive any return on their investment in PBI.

ITEM 3.      Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, who is both our chief executive and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II  - OTHER INFORMATION

ITEM 1 - Legal Proceedings

On May 10, 2001, a Final Judgment of Permanent Injunction was issued by the United States District Court for the District of Columbia ordering the Company to (a) file with the SEC, on or before June 29, 2001: (1) the Company’s Annual Report on Form 10-KSB for its fiscal year ended June 30, 2000; (2) the Company’s Quarterly Reports on Form 10-QSB for its quarters ended March 31, September 30, and December 31, 2000; and (3) such other periodic reports which may become due prior to the entry of the Final Judgment, and (b) file timely and in proper form with the SEC accurate and complete information and reports of the Company as are required to be filed under the securities laws. All such reports were filed on June 29, 2001 and since that date has filed all such subsequent reports by the required due dates.  Accordingly, the Company believes it is currently in compliance with the Final Judgment and it intends to remain so in the future, failing which the Company might be subject to sanctions from the SEC.

On September 24, 1997, the Company received from the former manufacturer of SPINPRO® a demand for arbitration in connection with alleged breaches of the contract relating to the manufacture of SPINPRO®.  The former manufacturer is seeking damages of approximately $515,000.  The Company does not believe that the claims have any merit and believes that the ultimate outcome of this proceeding will not have a material impact on the Company. The Company is vigorously contesting such claims and has filed counterclaims against the former manufacturer. The former manufacturer has subsequently made no effort to prosecute its claim and the Company will move to dismiss this action. No amounts have been accrued for this potential liability in the accompanying financial statements.

The landlord of the office and laboratory space previously leased by the Company in Lake Forest, California obtained a judgment against the Company for approximately $150,000 related to the default on the lease. In addition, liabilities continued to accrue at the rate of approximately $13,000 per month until the space was leased. The total liability to the Company was estimated to be approximately $350,000 and was recorded in 1999.  In March 2000, Saigene purchased from the landlord of the Lake Forest property, in exchange for a convertible promissory note in the principal amount of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company’s laboratory assets to Saigene. However, due to the uncertainty surrounding the possible reassignment by Saigene of its obligations to the landlord if the sale of the laboratory assets to Saigene was not completed and the uncertainty of Saigene’s obligations to the Company regarding payment of this debt, the Company did not remove this liability from its balance sheet. On August 28, 2002, pursuant to the Asset Purchase Agreement (Note 6), the Company assumed the promissory note obligations of Saigene.  On September 5, 2002, the Company was notified of certain defaults under the assumed Saigene obligation as well as a promissory note of the Company in favor of the landlord in the principal amount of $15,000. Although the Company is in active discussions with the landlord regarding this obligation, no assurance can be given that the Company will be successful in negotiating a favorable arrangement. Accordingly, should the landlord seek to enforce its rights to collect amounts owed, the Company will likely incur significant legal costs in defending any such action and may not have sufficient funds to pay any adverse judgment should the landlord prevail in any such action. As of September 30, 2002, approximately $426,000 has been accrued relating to this liability in the accompanying financial statements.

As previously disclosed, the Company has continued to negotiate forbearance agreements with Transamerica Business Credit related to payments due on capital leases. In exchange for the most recent Forbearance Agreement, the Company has granted Transamerica additional warrants to purchase Common Stock and a lien position on the assets of the Company. This Forbearance Agreement expired on September 30, 1999, and was extended again through December 31, 1999, in exchange for additional warrants to purchase 150,508 shares of Common Stock.  Although the Forbearance Agreement has expired, Transamerica has not taken action to collect the debt, which approximates $422,000 as of September 30, 2002. Although the Company is in active discussions with Transamerica regarding this obligation, no assurance can be given that the Company will be successful in negotiating a favorable arrangement. Accordingly, should Transamerica seek to enforce its rights to collect amounts owed, the Company will likely incur significant legal costs in defending any such action and may not have sufficient funds to pay any adverse judgment should Transamerica prevail in any such action.

The Company had an exclusive worldwide license for the use of a transdermal perspiration collection device for all medical diagnostic applications of Sudormed’s skin patch technology.  This license allowed for the development of all other potential applications of such technology, except for those relating to alcohol and drugs of abuse. Pursuant to the license agreement, the Company had agreed to pay Sudormed approximately $3 million over a fifteen-month period plus an ongoing royalty payment based on the amount of sales of products developed under this license.  Such payments included a lump-sum payment of $1.6 million due in December 1998, which was not paid.  Current maturities under the technology license payable total $2,244,040 as shown in the accompanying balance sheet.

In May 2000, 3M notified the Company that, in its capacity as a secured party in possession of the Sudormed assets, it demands payment in full of the $1.6 million plus accrued interest and fees due under the License Agreement between the Company and Sudormed.  3M is seeking to settle this claim or seek a judgment in a court of law. The Company disputes 3M’s claim and intends to defend itself in this matter.  If 3M commences legal action against the Company, the Company may have no alternative but to seek protection from creditors under the bankruptcy laws.

ITEM 2 - Changes in Securities and Use of Proceeds – Not Applicable.

ITEM 3 - Defaults Upon Senior Securities – Not Applicable.

ITEM 4 - Submission of Matters to a Vote of Security Holders

As of August 6, 2002, in connection with the consummation of the transactions contemplated by the Asset Purchase Agreement discussed above, the holders of PBI’s Series A Convertible Preferred Stock, par value $.01 per share (the “Preferred Stock”), unanimously consented to an amendment of the Certificate of Designation, with respect to the rights and preferences of the Preferred Stock and converted all accrued dividends thereon into an aggregate of 450,000 shares of Common Stock.

ITEM 5 - Other Information - Not Applicable.

ITEM 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits: The Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto and incorporated by reference herein.

(b)	The following current reports on Form 8-K were filed during the quarter ended September 30, 2002:

(i)     On July 3, 2002, the Company filed a Current Report on Form 8-K to report that the Company and its wholly-owned subsidiary, Pacific Biometrics, Inc., a Washington corporation (“PBI-WA”), had entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Saigene Corporation, a Delaware corporation (“Saigene”), providing for the purchase by PBI-WA of certain assets of Saigene.

(ii)     On September 6, 2002, the Company filed a Current Report on Form 8-K to report that the Asset Purchase Agreement was amended by Amendment Number One to Asset Purchase Agreement, dated as of August 28, 2002 (the “Amendment”) and that on August 28, 2002, pursuant to the Asset Purchase Agreement and the Amendment, as consideration for the purchased assets, the Company issued to Saigene 19,624,292 shares and to certain of Saigene’s designees an additional 1,375,708 shares of the Company’s common stock, par value $.01 per share (the “Common Stock”).

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     November 14, 2002

/s/ RONALD S. HELM

Ronald S. Helm Chief Executive Officer (principal executive officer and principal financial officer)

CERTIFICATIONS

I, Ronald R. Helm, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pacific Biometrics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ RONALD R. HELM

Ronald R. Helm Chief Executive Officer

CERTIFICATIONS

I, Ronald R. Helm, Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pacific Biometrics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ RONALD R. HELM

Ronald R. Helm Treasurer (principal financial officer)

Index of Exhibits

10.34	—	Asset Purchase Agreement, dated as of June 27, 2002, by and among the Registrant, PBI-WA and Saigene Corporation. (1)
10.35	—	Amendment Number One to Asset Purchase Agreement, dated as of August 28, 2002, by and among Saigene, PBI and PBI-WA. (2)
10.36	—	Amended and Restated Management Agreement, dated as of August 28, 2002, by and among Saigene, PBI and PBI-WA. (2)
10.37	—	Amended and Restated Certificate of Designation, dated as of August 28, 2002. (2)
10.38	—	Consulting Agreement, dated as of August 28, 2002, between Terry M. Giles and PBI. (2)
10.39	—	Consulting Agreement, dated as of August 28, 2002, between Paul G. Kanan and PBI. (2)
10.40	—	Promissory Note, dated as of August 28, 2002, in the principal amount of $223,697, by PBI-WA in favor of Saigene. (2)
10.41	—	Promissory Note, dated as of August 28, 2002, in the principal amount of $219,109, by PBI-WA in favor of Saigene. (2)
99.1	—	Certification of Ronald Helm, Chief Executive Officer of Pacific Biometrics, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	—	Certification of Ronald Helm, Treasurer (principal financial officer) of Pacific Biometrics, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibits of Registrant’s Current Report on Form 8-K filed July 3, 2002.
(2)	Incorporated by reference to Exhibits of Registrant’s Current Report on Form 8-K dated filed September 6, 2002.