Form 10QSB
period 2002-12-31
PACIFIC BIOMETRICS INC
filed 2003-02-14
CIK 1020475

U.S. Securities and Exchange Commission
 Washington, D.C.  20549

Form 10-QSB

☒	QUARTERLY REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

As of January 31, 2003 there were outstanding 25,454,009 shares of common stock.

Transitional Small Business Disclosure Format (check one)

Yes	☐	No	☒

PACIFIC BIOMETRICS, INC.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2002 and June 30, 2002

	12/31/02	6/30/02

	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$196,730	270,951
Accounts receivable, net of allowance for doubtful accounts of $25,543	722,397	990,311
Notes receivable from related party	200,000	—
Prepaid expenses and other	62,610	75,314

Total current assets	1,181,737	1,336,576

Property and equipment, net	195,182	98,543
Other assets:
Restricted cash	70,696	70,346
Techology assets	476,874	—

Total assets	$1,924,489	1,505,465

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable to related parties	$187,949	552,171
Note payable-lease	353,976	414,016
Notes payable other	77,110	84,167
Accounts payable	492,451	508,968
Accrued liabilities	357,096	371,445
Accrued liabilities	—	—
Dividends payable	—	909,828
Deferred compensation	—	295,368
Advances from customers	458,487	203,418
Technology licenses payable	2,244,040	2,244,040
Capital lease obligations - current portion	33,005	467,507
Notes payable - current portion	4,657	—

Total current liabilities	4,208,771	6,050,928
Capital lease obligations - long term portion	8,124	13,456
Notes payable - long term portion	240,343	—

Total liabilities	4,457,238	6,064,384

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 1,550,000 shares issued and outstanding	15,500	15,500
Common stock, $0.01 par value, 30,000,000 shares authorized, 25,304,009 shares issued and outstanding	254,540	38,102
Additional paid-in capital preferred stock	5,000,966	5,000,966
Additional paid-in capital common stock	15,221,923	12,938,700
Accumulated deficit	(23,024,976)	(22,552,187)
Treasury stock	(702)	—

Total stockholders’ deficit	(2,532,749)	(4,558,919)

Total liabilities and stockholders’ deficit	$1,924,489	1,505,465

The accompanying notes are an integral part of this consolidated financial statement.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2002 and 2001
(unaudited)

	Three Months Ended December 31

	2002	2001

		(Development Stage)
Revenues	$1,668,307	$744,243

Operating expenses:
Laboratory expense and cost of goods sold	628,898	364,755
Research and product development	36,691	4,044
Selling, general and administrative	904,909	305,180

Total operating expenses	1,570,498	673,979

Operating income	97,809	70,264

Other income (expense):
Interest expense	(37,017)	(15,492)
Interest income	139	317
Other income	80,303	85,074
Gain on troubled debt restructure	165,384	—

	208,809	69,899

Net earnings	$306,618	$140,163

Preferred stock dividend accrued	—	(62,000)

Net earnings applicable to common stockholders	$306,618	$78,163

Net earnings per share:
Basic earnings per share	$0.01	$0.02
Diluted earnings per share	$0.01	$0.02

Weighted average common shares outstanding:
Basic	25,304,009	3,810,171
Diluted	25,900,786	3,810,171

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended December 31, 2002 and 2001
(unaudited)

	Six Months Ended December 31

	2002	2001

		(Development Stage)
Revenues	$2,563,043	$1,116,805

Operating expenses:
Laboratory expense and cost of goods sold	1,195,742	624,103
Research and product development	69,773	8,253
Selling, general and administrative	1,969,610	579,449

Total operating expenses	3,235,125	1,211,805

Operating loss	(672,082)	(95,000)

Other income (expense):
Interest expense	(68,622)	(39,140)
Interest income	370	790
Other income	102,160	151,333
Gain on troubled debt restructure	165,384	—

	199,292	112,983

Net earnings (loss)	$(472,790)	$17,983

Preferred stock dividend accrued	—	(124,000)

Net loss applicable to common stockholders	$(472,790)	$(106,017)

Net loss per share:
Basic and diluted (loss) per share	(0.03)	$(0.03)

Number of shares used in per-share calculation	18,382,585	3,810,171

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2002 and 2001
(unaudited)

	Three Months Ended December 31

	2002	2001

		(Development Stage)
Cash (used) provided by operating activities	$(258,703)	$332,190
Cash used by investing activities	(23,017)	(14,054)
Cash provided (used) by financing activities	(17,811)	(28,006)

Net change in cash and cash equivalents	(299,531)	290,130
Cash and cash equivalents, beginning of period	496,261	45,082

Cash and cash equivalents, end of period	$196,730	$335,212

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2002 and 2001
(unaudited)

	Six Months Ended December 31

	2002	2001

		(Development Stage)
Cash provided (used) by operating activities	$(2,600)	$325,186
Cash used by investing activities	(34,515)	(14,054)
Cash (used) provided by financing activities	(37,106)	(76,467)

Net change in cash and cash equivalents	(74,221)	234,665
Cash and cash equivalents, beginning of period	270,951	100,547

Cash and cash equivalents, end of period	$196,730	$335,212

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Organization and Basis of Presentation

Pacific Biometrics, Inc., a Delaware corporation (“PBI” or the “Company”), provides specialty reference laboratory services to the pharmaceutical and diagnostics industries.  The Company had previously been engaged in the development and commercialization of non-invasive diagnostics to improve the detection and management of chronic diseases.  Due to a lack of significant resources, the Company has suspended such activities for the foreseeable future.  The Company has developed two patented platform technologies that permit the use of sweat and saliva as diagnostic fluids. Except for the revenues from laboratory services, nominal revenues have been generated from the Company’s products.  In prior years, the Company was considered to be a development stage enterprise, but since the laboratory services now constitute the majority of the Company’s commercial efforts, the Company is no longer considered to be in the development stage effective April 1, 2002.

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

In connection with the Asset Purchase Agreement, on August 28, 2002 (see Note 6), the Company acquired, from Saigene Corporation (“Saigene”), a DNA technology platform called LIDA (Logarithmic Isothermal DNA Amplification). LIDA is a chemistry designed to rapidly replicate DNA. The Company also acquired from Saigene another technology relating to Cell Viability, a chemistry platform that can distinguish a live cell from a dead cell. Applications for this technology could include antibiotic susceptibility testing, sterility testing and environmental monitoring in the water and beverage industries.  The LIDA and cell viability technologies, once fully developed, will be amortized on a straight-line basis over their estimated useful lives.

Risks and Uncertainties

Any product that the Company develops will likely require approvals from the Food and Drug Administration (FDA) and international regulatory agencies prior to commercialized sales.  With respect to the Company’s OsteoPatch® product, the Company failed to receive FDA approval and, as a result, has ceased product development and has defaulted with respect to payments on the Sudormed license agreement.

Additionally, the Company’s securities have been delisted from the NASDAQ Stock Market.

The Company’s financial position also created risks and uncertainties as discussed below in Note 3.

3.    Going Concern

Although the Company was profitable in the year ended June 30, 2002, it has experienced recurring losses from operations over the last six months and in prior years and has had cash flow shortages. Additionally, the Company has deficiencies in working capital and stockholders’ equity. Also, the Company has significant amounts of past due debt.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the company with the ability to continue in existence for the near term.  These steps include expansion of business development efforts, suspension of research and development projects, and renegotiations of contractual commitments. In addition, the purchase of certain assets (primarily intangible assets) of Saigene, which concluded on August 28, 2002, includes restructuring of debt and equity that the Company believes will assist them in raising future capital (see Note 6).

The Company has significant debts and claims that need to be settled.  The Company will attempt to settle outstanding debts with cash generated from its operations, with stock, and/or with technology assets.  There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws.

4.    Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method.

The components of basic and diluted earnings (loss) per share were as follows:

EARNINGS (LOSS) PER SHARE

	Three Months Ended Dec. 31		Six Months Ended Dec. 31

	2002	2001	2002	2001

Net earnings (loss) available for common shareholders (A)	$306,618	$78,163	$(472,790)	$(106,017)
Weighted average outstanding shares of common stock (B)	25,304,009	3,810,171	18,382,585	3,810,171
Common stock and common stock equivalents (C)	25,900,786	3,810,171	18,382,585	3,810,171
Earnings (loss) per share:
Basic (A/B)	$0.01	$0.02	$(0.03)	$(0.03)
Diluted (A/C)	$0.01	$0.02	—	—

For the three months ended December 31, 2001 and 2002, 1,084,642 and 1,157,744 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

5.    Commitments and Contingencies

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

The landlord of the office and laboratory space previously leased by the Company in Lake Forest, California obtained a judgment against the Company for approximately $150,000 related to the default on the lease. In addition, liabilities continued to accrue at the rate of approximately $13,000 per month until the space was leased. The total liability to the Company was estimated to be approximately $350,000 and was recorded in 1999.  In March 2000, Saigene purchased from the landlord of the Lake Forest property, in exchange for a convertible promissory note in the principal amount of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company’s laboratory assets to Saigene. However, due to the uncertainty surrounding the possible reassignment by Saigene of its obligations to the landlord if the sale of the laboratory assets to Saigene was not completed and the uncertainty of Saigene’s obligations to the Company regarding payment of this debt, the Company did not remove this liability from its balance sheet. On August 28, 2002, pursuant to the Asset Purchase Agreement (Note 6), the Company assumed the promissory note obligations of Saigene.  On September 5, 2002, the Company was notified of certain defaults under the assumed Saigene obligation as well as a promissory note of the Company in favor of the landlord in the principal amount of $15,000. Although the Company is in active discussions with the landlord regarding this obligation, no assurance can be given that the Company will be successful in negotiating a favorable arrangement. Accordingly, should the landlord seek to enforce its rights to collect amounts owed, the Company will likely incur significant legal costs in defending any such action and may not have sufficient funds to pay any adverse judgment should the landlord prevail in any such action. As of December 31, 2002, approximately $437,000 has been accrued relating to this liability in the accompanying financial statements.  Pending negotiation of a final settlement of this obligation, the Company is reducing the amount remaining under the promissory note by making payments of approximately $50,000 per quarter.  As of December 2002, the remaining balance owing is approximately $354,000 and has been fully accrued in the accompanying financial statements.

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

In May 2000, 3M notified the Company that, in its capacity as a secured party in possession of the Sudormed assets, it demands payment in full of the $1.6 million plus accrued interest and fees due under the License Agreement between the Company and Sudormed. The Company disputes 3M’s demand. If 3M commences legal action against the Company, the Company may have no alternative but to seek protection from creditors under the bankruptcy laws.

6.    Saigene Investment Transaction

On June 27, 2002, the Company, and its wholly-owned subsidiary, Pacific Biometrics, Inc., a Washington corporation  (“PBI-WA”), entered into an Asset Purchase Agreement, as amended by Amendment Number One to Asset Purchase Agreement, dated as of August 28, 2002 (collectively, the “Asset Purchase Agreement”) with Saigene, providing for the purchase by PBI-WA of certain technology, intellectual property and equipment assets in connection with certain DNA amplification and cell viability and related technologies and processes. On August 28, 2002, pursuant to the Asset Purchase Agreement, as consideration for the purchased assets, the Company issued to Saigene 19,624,292 shares, and to certain of Saigene’s designees an additional 1,375,708 shares, of PBI’s common stock, par value $.01 per share.

Subsequent to the closing of the transactions contemplated by the Asset Purchase Agreement, Saigene proposed a contribution of approximately $600,000 (in the form of cash, reduction of payments due from the Company to Saigene, or a combination thereof or as otherwise determined by Saigene) to the Company toward the development and commercialization of certain technologies acquired by the Company from Saigene in connection with the Asset Purchase Agreement.  On December 19, 2002, Saigene entered into an agreement with the Company in which Saigene (i) executed a promissory note in the principal amount of $200,000 in favor of the Company payable on or before September 30, 2003, either in cash or by the tender of shares of common stock of the Company currently held in Saigene’s name at an attributed value of $1.00 per share at Saigene’s election, (ii) forgave a creditor obligation assumed by the Company from Saigene pursuant to the Asset Purchase Agreement in the aggregate amount of approximately $229,000, (iii) settled a credit obligation in the aggregate amount of approximately $150,000, and  (iv) tendered 30,000 shares of common stock of the Company held in Saigene’s name. As a result of the December 19, 2002 agreement, an adjustment to decrease the value of the acquired technology assets in the approximate amount of $430,000 was recorded.

7.    Stock Options – Variable Accounting

On May 3, 2002, the Board of Directors voted to reprice all outstanding options to purchase Common Stock to the then current market price, which was $.02 on that day.  As of December 31, 2002, 555,087 of these options remained outstanding.  For the six months ended December 31, 2002, the Company recognized approximately $72,000 in expense to adjust these options to fair market value.  In the future, the net income of the Company on a quarterly basis may be affected by fluctuations in the market value of the Company’s Common Stock.  If the market price of the Company’s Common Stock increases, the Company will recognize expense for the number of options outstanding times the incremental increase in per share stock value.

8.    Troubled Debt Restructure - Transamerica

In April 1997, the Company entered into a capital equipment leasing facility with Transamerica Business Credit Corporation (“Transamerica”) to provide credit for equipment purchases up to $1,500,000. The Company issued warrants to purchase 51,429 shares of Common Stock to Transamerica as part of this agreement. The Company negotiated forbearance agreements with Transamerica Business Credit related to payments due on capital leases. In exchange for the first forbearance agreement, the warrants to purchase 51,429 shares of Common Stock were repriced to $0.50 per share in December 1998.  No discount was recorded for the value of the warrants because the amount was not material. In exchange for the most recent Forbearance Agreement, dated August 1999, the Company had repriced warrants previously issued to Transamerica to $0.0625, and had granted Transamerica a lien position on the assets of the Company.  This Forbearance Agreement expired on September 30, 1999, and was extended again through December 31, 1999, in exchange for 150,508 additional warrants.  Although the Forbearance Agreement had expired, Transamerica has not taken action to collect the debt, which approximated $470,000 as of December 2002. In December 2002, the Company and Transamerica restructured the Company’s debt obligation of approximately $470,000.  In settlement of its prior obligations, the Company issued 150,000 shares of restricted common stock with a market price of $0.15 to Transamerica and entered into a promissory note payable to Transamerica in the principal amount of $245,000.  The Promissory Note carries an interest rate of approximately 10% and is payable over a 36-month period with final payment due on October 1, 2005. Title to the previously leased assets, subject to security interest retained by Transamerica, was conveyed to the Company as part of the Restructure Agreement.  A gain of approximately $165,500 on the troubled debt restructure was recognized in December 2002 and is reflected in other income on the accompanying Statement of Operations.

9.    Makena Properties Notes Payable

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

On August 28, 2002, pursuant to the Asset Purchase Agreement (Note 6), the Company assumed the promissory note obligations of Saigene.  On September 5, 2002, the Company was notified of certain defaults under the assumed Saigene obligation as well as a promissory note of the Company in favor of the landlord in the principal amount of $15,000.  As of December 31, 2002, approximately $437,000 has been accrued relating to this liability in the accompanying financial statements.  Pending negotiation of a final settlement of this obligation, the Company is reducing the amount remaining under the promissory note related to the judgment by making payments of approximately $50,000 per quarter.  As of December 2002, the remaining balance owing is approximately $354,000 and has been fully accrued in the accompanying financial statements.

Interest accrues monthly on the promissory note with a principal amount of $15,000.  The principal and interest balance for this note as of December 2002, is approximately $24,000 and is reflected in the accompanying financial statements.

10.    Recently Issued Accounting Standards

The FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” on April 30, 2002. Statement No. 145 rescinds Statement No.4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, “Reporting the Results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The initial application of SFAS 145 is not expected to have an impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The initial application of SFAS 146 is not expected to have an impact on the Company’s financial statements.

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

PBI provides specialty reference laboratory services to the pharmaceutical and diagnostics industries.  The Company had previously been engaged in the development and commercialization of non-invasive diagnostics to improve the detection and management of chronic diseases, which commercialization efforts have been terminated due to the Company’s inability to obtain FDA approval for its OsteoPatch® product and lack of necessary funding.

Expenses consist, and are expected to continue to consist, primarily of operating expenses necessary for the laboratory operations and corporate overhead.

On June 27, 2002, the Company, and its wholly-owned subsidiary, Pacific Biometrics, Inc., a Washington corporation  (“PBI-WA”), entered into an Asset Purchase Agreement, as amended by Amendment Number One to Asset Purchase Agreement, dated as of August 28, 2002 (collectively, the “Asset Purchase Agreement”) with Saigene Corporation (“Saigene”), providing for the purchase by PBI-WA of certain technology, intellectual property and equipment assets in connection with certain DNA amplification and cell viability and related technologies and processes, and the assumption of certain liabilities. On August 28, 2002, pursuant to the Asset Purchase Agreement, as consideration for the purchased assets, the Company issued to Saigene 19,624,292 shares, and to certain of Saigene’s designees an additional 1,375,708 shares, of PBI’s common stock, par value $.01 per share.

Subsequent to the closing of the transactions contemplated by the Asset Purchase Agreement, Saigene proposed a contribution of approximately $600,000 (in the form of cash, reduction of payments due from the Company to Saigene, or a combination thereof or as otherwise determined by Saigene) to the Company toward the development and commercialization of certain technologies acquired by the Company from Saigene in connection with the Asset Purchase Agreement.  On December 19, 2002, Saigene entered into an agreement with the Company in which Saigene (i) executed a promissory note in the principal amount of $200,000 in favor of the Company payable on or before September 30, 2003, either in cash or by the tender of shares of common stock of the Company currently held in Saigene’s name at an attributed value of $1.00 per share at Saigene’s election, (ii) forgave a creditor obligation assumed by the Company from Saigene pursuant to the Asset Purchase Agreement in the aggregate amount of approximately

$229,000, (iii) settled a credit obligation in the aggregate amount of approximately $150,000, and  (iv) tendered 30,000 shares of common stock of the Company held in Saigene’s name.

On September 5, 2002, the Company was notified of certain defaults under an assumed Saigene obligation as well as a promissory note of the Company in favor of the landlord in the principal amount of $15,000. Although the Company is in active discussions with the landlord regarding this obligation, no assurance can be given that the Company will be successful in negotiating a favorable arrangement. Accordingly, should the landlord seek to enforce its rights to collect amounts owed, the Company will likely incur significant legal costs in defending any such action and may not have sufficient funds to pay any adverse judgment should the landlord prevail in any such action. As of December 31, 2002, approximately $437,000 has been accrued relating to this liability in the accompanying financial statements.  Pending negotiation of a final settlement of this obligation, the Company is reducing the amount remaining under the promissory note by making payments of approximately $50,000 per quarter.  As of December 2002, the remaining balance owing is approximately $354,000.

In connection with the asset purchase transaction, PBI-WA and Saigene executed an Option Agreement whereby PBI-WA may purchase certain additional assets of Saigene in exchange for, at PBI-WA’s election, either $5,147,118 in cash, the issuance by PBI of an additional 5,147,118 shares of Common Stock, or a combination of cash and shares, and the assumption of additional liabilities associated with such transferred assets.

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

In February 2002, PBI-WA entered into a master services agreement with a large pharmaceutical company to provide laboratory research services based on specifications to be included in one or more work orders submitted by such pharmaceutical company from time to time.  For the six months ending December 31, 2002, the Company provided services under this arrangement aggregating approximately $1,860,000.  The Company has received additional work orders for services to be rendered during fiscal 2003 anticipated to aggregate approximately $4 million during the Company’s fiscal year.  Services provided for this client accounted for approximately 84% of the company’s outstanding Accounts Receivable balance of $722,397 at December 31, 2002.

On May 3, 2002, the Board of Directors voted to reprice all outstanding options to purchase Common Stock to the then current market price, which was $.02 on that day.  As of December 31, 2002, 555,087 of these options remained outstanding.  For the six months ended December 31, 2002, the Company recognized approximately $72,000 in expense to adjust these options to fair market value.  In the future, the net income of the Company on a quarterly basis may be affected by fluctuations in the market value of the Company’s Common Stock.  If the market price of the Company’s Common Stock increases, the Company will recognize expense for the number of options outstanding times the incremental increase in per share stock value.  In addition, the earnings per share on a fully diluted basis may be affected by the inclusion of the options in such calculation.

Results of Operations:

Comparison of the three and six month periods ended December 31, 2002, to the three and six month periods ended December 31, 2001:

Rounded to Nearest Thousand Dollars	Three Months	Six Months	Comments on increase or decrease from prior period

Revenues:
Ended 12/31/2002	$1,668	$2,563

Laboratory revenues increased primarily due to an increase in the size and number of clinical trials. One customer accounted for approximately 73% and 56% of the revenues for the six months ended December 31, 2002 and 2001, respectively.  The Company has no long-term contracts or agreements with its customers. Each contract is negotiated separately with the pharmaceutical manufacturer or research organization and is usually limited to a specific project with limited duration. The cancellation of any contracts with existing customers or the failure to replace such contracts upon expiration or termination could have a material adverse effect on the Company’s laboratory operations.

Ended 12/31/2001	$744	$1,117
$ variance	$924	$1,446
% variance	124%	129%

Laboratory expenses and cost of sales:
Ended 12/31/2002	$629	$1,196	Laboratory expenses and cost of goods sold, including salaries, supplies and outside services have increased as a result of the increase in laboratory testing and consulting activity.
Ended 12/31/2001	$365	$624
$ variance	$264	$572
% variance	72%	92%

Research and product development:
Ended 12/31/2002	$37	$70

Research and development operations have been curtailed and no longer constitute a significant portion of the Company’s operations. However, in connection with the acquisition of the Saigene assets and technologies, the Company did add personnel and salaries expense in this area and will incur significant research and development costs in the future assuming funding is available.

Ended 12/31/2001	$4	$8
$ variance	$33	$62
% variance	825%	775%

Selling, general and administrative:
Ended 12/31/2002	$905	$1,970

Selling, general and administrative expenses reflect non-recurring recruiting expenses for two upper management hires, increased legal and administrative costs relating to the Saigene asset acquisition, higher commissions and bonus expenses, and a non-cash adjustment of approximately $72,000 to adjust certain stock options to fair market value.

Ended 12/31/2001	$305	$579
$ variance	$600	$1,391
% variance	197%	240%

Total other income (expense):
Ended 12/31/2002	$209	$199	Other income has increased primarily due to a gain realized from the restructure of certain debt and reassessment of other accrued costs.
Ended 12/31/2001	$70	$113
$ variance	$139	$86
% variance	199%	76%

Net income (loss):

Ended 12/31/2002	$307	$(473)

Despite increased revenue for the six month 2002 period, as compared to 2001, net income decreased due to the increase in management fees payable to Saigene relating to the Seattle lab.  For the three month 2002 period the net income increase is due in part to the gain realized from the restructure of certain debt.

Ended 12/31/2001	$140	$18
$ variance	$167	$(491)
% variance	119%	(273)%

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

In April 1997, the Company entered into a capital equipment leasing facility with Transamerica Business Credit Corporation (“Transamerica”) to provide credit for equipment purchases up to $1,500,000. The Company issued warrants to purchase 51,429 shares of Common Stock to Transamerica as part of this agreement. The Company negotiated forbearance agreements with Transamerica Business Credit related to payments due on capital leases. In exchange for the first forbearance agreement, the warrants to purchase 51,429 shares of Common Stock were repriced to $0.50 per share in December 1998.  No discount was recorded for the value of the warrants because the amount was not material. In exchange for the most recent Forbearance Agreement, dated August 1999, the Company had repriced warrants previously issued to Transamerica to $0.0625, and had granted Transamerica a lien position on the assets of the Company.  This Forbearance Agreement expired on September 30, 1999, and was extended again through December 31, 1999, in exchange for 150,508 additional warrants.  Although the Forbearance Agreement had expired, Transamerica has not taken action to collect the debt, which approximated $470,000 as of December 2002. In December 2002, the Company and Transamerica restructured the Company’s debt obligation of approximately $470,000.  In settlement of its prior obligations, the Company issued 150,000 shares of restricted common stock with a market price of $0.15 to Transamerica and entered into a promissory note payable to Transamerica in the principal amount of $245,000.  The Promissory Note carries an interest rate of approximately 10% and is payable over a 36-month period with final payment due on October 1, 2005. Title to the previously leased assets, subject to security interest retained by Transamerica, was conveyed to the Company as part of the Restructure Agreement.

Operations

As of December 31, 2002, the Company had cash and cash equivalents of $196,730.  In addition, the Company’s current liabilities exceeded its current assets.  The decrease in the Company’s cash and cash equivalents from the prior period is a result of the Company’s effort to reduce its liabilities, including payment of approximately $82,000 during the period to Makena Properties.

Products and Services

In December 1997, the Company executed a License Agreement (the “License Agreement”) with Sudormed, Inc. (“Sudormed”), which provided the Company an exclusive worldwide license to all medical diagnostic applications of Sudormed’s skin patch technology. This License Agreement replaced the Company’s previous license agreement with Sudormed for the skin patch technology for the application of measuring bone loss markers in sweat, which is the basis for the Company’s OsteoPatch® system.  In addition, the License Agreement allowed for the development of all other potential applications of such technology, except for those relating to alcohol and drugs of abuse.

In May 1998, the Company received a letter from the FDA in response to its 510(k) application for the OsteoPatch® device notifying the Company that the agency did not find the device to be substantially equivalent to the predicate device, a urine test marketed by Metra Biosystems.  Despite numerous discussions and a meeting with the FDA in July 1998, the Company was unable to reverse the agency’s decision or negotiate requirements for additional data that were within the Company’s financial ability to perform.  Due to lack of funds, the Company ceased development activities on the OsteoPatch® device in August 1998.

In December 1998, the Company failed to make a payment of $1.6 million to Sudormed, the licensor of the patch technology relating to the SweatPatch® and OsteoPatch®, resulting in a default under both the License Agreement and the Supply Agreement with Sudormed.  Sudormed terminated the License Agreement in May 1999 for failure to make required payments.  The License Agreement permits the Company to retain full license rights as long as the Company has inventory of patches.

The SalivaSac™, developed by the Company, collects a non-invasive saliva sample that the Company had hoped would be able to replace blood and urine testing in various applications.  The Company had been awarded two SBIR Phase I grants to research this technology for non-invasive glucose monitoring.  As a result of this research the Company had used its SalivaSac™technology to research the development of a screening product to detect diabetes in the general population and a monitoring product to produce detailed quantitative measurements of glucose levels to enable diabetics to monitor glucose levels throughout the day. While previous attempts by others to correlate saliva glucose with blood glucose have been unsuccessful, the Company has had encouraging preliminary results using the SalivaSac® device, as it appears to exclude substances that interfere with accurate glucose measurements.  However, almost all development of the SalivaSac® has been suspended as of December 1998 due to a lack of funding and without additional funding the Company will not be able to successfully develop the SalivaSac® for such use.  On August 15, 2000, the Company was issued United States Patent No. 6,102,872 for Glucose Detector and Method as a result of the SalivaSac® research conducted earlier.  In September 1999, the Company received a SBIR Phase I grant to research the use of the SalivaSac® technology for the collection and measurement of homocysteine, a newly discovered marker with potential application for use as a risk factor in heart disease.  The Company was not able to make any useful discoveries with this Phase I grant and has no plans to file for a Phase II grant for the homocysteine application.

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

The Minnesota Mining and Manufacturing Company (“3M”) manufactures the patch for PBI pursuant to the Supply Agreement with Sudormed.  The License Agreement and the Supply Agreement between the Company and Sudormed were both terminated by Sudormed in May 1999 due to the failure of the Company to make required payments.  3M, as a party in possession of secured property of Sudormed, has not informed the Company of its plans for the Sudormed assets. This includes the SkinPatch® technology rights, which are part of the Company’s OsteoPatch® product. The Company had sought to reestablish certain rights to this technology in order to create additional value for the Company’s other intellectual property related to the OsteoPatch®. Without an agreement with 3M, the Company’s OsteoPatch® assets may not have any value.  The Company expensed all of these assets in 1999.  In May 2000, 3M notified the Company that, in its capacity as a secured party in possession of the Sudormed assets, it demands payment in full of the $1.6 million plus accrued interest and fees due under the License Agreement between the Company and Sudormed.  The Company disputes 3M’s demand.  If 3M commences a legal action against the Company, the Company may have no alternative than to seek protection from creditors under the bankruptcy laws.  In that event the Company would consider suing 3M for damages to shareholders and creditors as a result of this action.

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

In May 1999, the landlord of the office and laboratory space previously leased by the Company in Lake Forest, California, obtained a judgment against the Company for approximately $150,000 related to the default on the lease. In addition, liabilities continued to accrue at the rate of approximately $13,000 per month until the space was leased. In March 2000, Saigene purchased from the landlord of the Lake Forest property, in exchange for a convertible promissory note in the principal amount of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company’s laboratory assets to Saigene pursuant to the Purchase Agreement. However, pursuant to the Asset Purchase Agreement, the Company assumed the payment obligations of Saigene. Due to the uncertainty surrounding the possible reassignment by Saigene of its obligations to the landlord if the sale of the laboratory assets to Saigene was not completed and the uncertainty of Saigene’s obligations to the Company regarding payment of this debt, the Company did not delete this liability from its balance sheet.  On September 5, 2002, the Company was notified of certain defaults under an assumed Saigene obligation as well as a promissory note of the Company in favor of the landlord in the principal amount of $15,000. Although the Company is in active discussions with the landlord regarding this obligation, no assurance can be given that the Company will be successful in negotiating a favorable arrangement. Accordingly, should the landlord seek to enforce its rights to collect amounts owed, the Company will likely incur significant legal costs in defending any such action and may not have sufficient funds to pay any adverse judgment should the landlord prevail in any such action. As of December 31, 2002, approximately $437,000 has been accrued relating to this liability in the accompanying financial statements.  Pending negotiation of a final settlement of this obligation, the Company is reducing the amount remaining under the promissory note by making payments of approximately $50,000 per quarter.  As of December 2002, the remaining balance owing is approximately $354,000.

Subsequent to the closing of the transactions contemplated by the Asset Purchase Agreement, Saigene proposed a contribution of approximately $600,000 (in the form of cash, reduction of payments due from the Company to Saigene, or a combination thereof or as otherwise determined by Saigene) to the Company toward the development and commercialization of certain technologies acquired by the Company from Saigene in connection with the Asset Purchase Agreement.  On December 19, 2002, Saigene entered into an agreement with the Company in which Saigene (i) executed a promissory note in the principal amount of $200,000 in favor of the Company payable on or before September 30, 2003, either in cash or by the tender of shares of common stock of the Company currently held in Saigene’s name at an attributed value of $1.00 per share at Saigene’s election, (ii) forgave a creditor obligation assumed by the Company from Saigene pursuant to the Asset Purchase Agreement in the aggregate amount of approximately $229,000, (iii) settled a credit obligation in the aggregate amount of approximately $150,000, and  (iv) tendered 30,000 shares of common stock of the Company held in Saigene’s name.  Saigene has informed PBI that such contributed amounts combined with currently available cash of PBI will be insufficient to complete either the development or the commercialization of any products using the acquired technologies. Accordingly, PBI will require additional financing in connection with such development and commercialization efforts.  PBI has been informed by Saigene that such efforts to complete the validation of the technologies and develop target applications, together with funds needed to support the continued growth of laboratory operations, are likely to require a near term capital infusion in excess of $5,000,000. Moreover, it is likely that an additional $15,000,000 over the next two years will be required to achieve full regulatory approval and commercialization of both the Saigene technologies acquired under the Asset Purchase Agreement and the technologies to be acquired under the Option Agreement. The Company intends to seek suitable financing to complete the regulatory approval process and commercialization of the technologies, but there can be no assurance that PBI will be able to obtain such financing on favorable terms or at all.

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

ITEM 3.      Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, who is both our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The landlord of the office and laboratory space previously leased by the Company in Lake Forest, California obtained a judgment against the Company for approximately $150,000 related to the default on the lease. In addition, liabilities continued to accrue at the rate of approximately $13,000 per month until the space was leased. The total liability to the Company was estimated to be approximately $350,000 and was recorded in 1999.  In March 2000, Saigene purchased from the landlord of the Lake Forest property, in exchange for a convertible promissory note in the principal amount of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company’s laboratory assets to Saigene. However, due to the uncertainty surrounding the possible reassignment by Saigene of its obligations to the landlord if the sale of the laboratory assets to Saigene was not completed and the uncertainty of Saigene’s obligations to the Company regarding payment of this debt, the Company did not remove this liability from its balance sheet. On August 28, 2002, pursuant to the Asset Purchase Agreement (Note 6), the Company assumed the promissory note obligations of Saigene.  On September 5, 2002, the Company was notified of certain defaults under an assumed Saigene obligation as well as a promissory note of the Company in favor of the landlord in the principal amount of $15,000. Although the Company is in active discussions with the landlord regarding this obligation, no assurance can be given that the Company will be successful in negotiating a favorable arrangement. Accordingly, should the landlord seek to enforce its rights to collect amounts owed, the Company will likely incur significant legal costs in defending any such action and may not have sufficient funds to pay any adverse judgment should the landlord prevail in any such action. As of December 31, 2002, approximately $437,000 has been accrued relating to this liability in the accompanying financial statements.  Pending negotiation of a final settlement of this obligation, the Company is reducing the amount remaining under the promissory note by making payments of approximately $50,000 per quarter.  As of December 2002, the remaining balance owing is approximately $354,000.

As previously disclosed, the Company has continued to negotiate forbearance agreements with Transamerica Business Credit related to payments due on capital leases.  In exchange for the most recent Forbearance Agreement, dated August 1999, the Company had repriced warrants previously issued to Transamerica to $0.0625, and had granted Transamerica a lien position on the assets of the Company.  This Forbearance Agreement expired on September 30, 1999, and was extended again through December 31, 1999, in exchange for 150,508 additional warrants.  Although the Forbearance Agreement had expired, Transamerica has not taken action to collect the debt, which approximated $470,000 as of December 2002. In December 2002, the Company and Transamerica restructured the Company’s debt obligation of approximately $470,000. In settlement of its prior obligations, the Company issued 150,000 shares of restricted common stock with a market price of $0.15 to Transamerica and entered into a promissory note payable to Transamerica in the principal amount of $245,000.  The Promissory Note carries an interest rate of approximately 10% and is payable over a 36-month period with final payment due on October 1, 2005. Title to the previously leased assets, subject to security interest retained by Transamerica, was conveyed to the Company as part of the Restructure Agreement.

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

In May 2000, 3M notified the Company that, in its capacity as a secured party in possession of the Sudormed assets, it demands payment in full of the $1.6 million plus accrued interest and fees due under the License Agreement between the Company and Sudormed. The Company disputes 3M’s demand.  If 3M commences legal action against the Company, the Company may have no alternative but to seek protection from creditors under the bankruptcy laws.

ITEM 2 - Changes in Securities and Use of Proceeds – Not Applicable.

ITEM 3 - Defaults Upon Senior Securities  –  Not Applicable.

ITEM 4 - Submission of Matters to a Vote of Security Holders – Not Applicable.

ITEM 5 - Other Information  – Not Applicable.

ITEM 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits: The Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto and incorporated by reference herein.

(b)	No current reports on Form 8-K were filed during the quarter ended December 31, 2002.

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     February 13, 2003

/s/ RONALD R. HELM	Chief Executive Officer
(principal executive officer and principal financial officer)
Ronald R. Helm

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

Date:  February 13, 2003

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

Date:  February 13, 2003

/s/ RONALD R. HELM

Ronald R. Helm Treasurer (principal financial officer)

Index of Exhibits

10.43	—

Amended and Restated Financing Agreement, dated as of October 1, 2002, by and among Transamerica Technology Finance Corporation, successor in interest to Transamerica Business Credit Corporation, Pacific Biometrics, Inc., and Saigene Corporation.

10.44	—

Restructure Agreement, dated as of October 1, 2002, by and among Transamerica Technology Finance Corporation, successor in interest to Transamerica Business Credit Corporation, Pacific Biometrics, Inc., and Saigene Corporation.

10.45	—

Amendment to Warrant Agreements, dated as of October 1, 2002, by and among Transamerica Technology Finance Corporation, successor in interest to Transamerica Business Credit Corporation, Pacific Biometrics, Inc., and Saigene Corporation.

10.46	—	Promissory Note, dated as of October 1, 2002, in the principal amount of $245,000 in favor of Transamerica Technology Finance Corporation.
10.47	—	Investment Agreement, dated as of December 19, 2002, by and between Saigene Corporation and Pacific Biometrics, Inc.
99.1	—	Certification of Ronald Helm, Chief Executive Officer of Pacific Biometrics, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	—	Certification of Ronald Helm, Treasurer (principal financial officer) of Pacific Biometrics, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________________________________