Form 10QSB
period 2003-03-31
PACIFIC BIOMETRICS INC
filed 2003-05-15
CIK 1020475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2003

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From     to

Commission File Number 0-21537

Pacific Biometrics, Inc.

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	93-1211114 (I.R.S. Employer Identification Number)

220 West Harrison Street Seattle, Washington 98119 (Address of principal executive office)	(206) 298-0068 (Registrant’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

As of March 31, 2003, the issuer had 8,484,597 shares of common stock outstanding.

Transitional Small Business Disclosure Format:	Yes ☐ No ☒

PACIFIC BIOMETRICS, INC.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2003 and June 30, 2002

	3/31/03	6/30/02
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$135,978	$270,951
Accounts receivable, net of allowance for doubtful accounts of $25,543	787,882	990,311
Notes receivable from related party	200,000	—
Prepaid expenses and other	98,833	75,314

Total current assets	1,222,693	1,336,576
Property and equipment, net	424,868	98,543
Other assets:
Restricted cash	70,919	70,346
Technology assets	476,874	—

Total assets	$2,195,354	$1,505,465

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable to related parties	$161,529	552,171
Note payable-lease	314,150	414,016
Notes payable other	57,922	84,167
Accounts payable	527,044	508,968
Accrued liabilities	433,228	371,445
Dividends payable	—	909,828
Deferred compensation	—	295,368
Advances from customers	93,396	203,418
Technology licenses payable	2,244,040	2,244,040
Capital lease obligations - current portion	55,769	467,507
Notes payable - current portion	4,657	—

Total current liabilities	3,891,735	6,050,928
Capital lease obligations - long term portion	214,056	13,456
Notes payable - long term portion	238,146	—

Total liabilities	$4,343,937	$6,064,384

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 1,550,000 shares issued and outstanding	15,500	15,500
Common stock, $0.01 par value, 30,000,000 shares authorized, 8,484,597 shares issued and outstanding	254,539	38,102
Subscribed Stock - Common	3,632	—
Additional paid-in capital preferred stock	5,000,966	5,000,966
Additional paid-in capital common stock	15,302,845	12,938,700
Accumulated deficit	(22,725,363)	(22,552,187)
Treasury stock	(702)	—

Total stockholders’ deficit	$(2,148,583)	$(4,558,919)

Total liabilities and stockholders’ deficit	$2,195,354	$1,505,465

The accompanying notes are an integral part of this consolidated financial statement.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2003 and 2002
and Nine Months Ended March 31, 2003 and 2002
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31

	2003	2002	2003	2002

		Development		Development
		Stage		Stage
Revenues	$2,087,933	$1,450,385	$4,650,976	$2,567,190

Operating expenses:
Laboratory expense and cost of goods sold	915,270	612,475	2,111,012	1,236,578
Research and product development	54,695	14,048	124,468	22,301
Selling, general and administrative	959,997	254,858	2,929,607	834,307

Total operating expenses	1,929,962	881,381	5,165,087	2,093,186

Operating income (loss)	157,971	569,004	(514,111)	474,004

Other income (expense):
Interest expense	(20,279)	(25,837)	(88,901)	(64,977)
Interest income	229	223	599	1,013
Other income	157,693	65,429	259,853	216,762
Gain on troubled debt restructure	4,000	—	169,384	—

	141,643	39,815	340,935	152,798

Net earnings (loss)	$299,614	$608,819	$(173,176)	$626,802

Preferred stock dividend accrued	—	(62,000)	—	(186,000)

Net earnings (loss) applicable to common stockholders	$299,614	$546,819	$(173,176)	$440,802

Net earnings (loss) per share:
Basic earnings (loss) per share	$0.04	$0.43	$(0.03)	$0.35

Diluted earnings (loss) per share	$0.03	$0.43	$(0.03)	$0.35

Weighted average common shares outstanding:
Basic	8,484,658	1,270,057	6,901,768	1,270,057

Diluted	8,829,234	1,270,057	6,901,768	1,270,057

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2003 and 2002
and Nine Months Ended March 31, 2003 and 2002
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31

	2003	2002	2003	2002

		Development		Development
		Stage		Stage
Cash (used in) provided by operating activities	$(40,558)	$(69,869)	$215,545	$255,317
Cash (used in) investing activities	(280,701)	(30,721)	(292,199)	(44,775)
Cash (used in) financing activities	(39,024)	(9,748)	(58,319)	(86,215)

Net change in cash and cash equivalents	(360,283)	(110,338)	(134,973)	124,327
Cash and cash equivalents, beginning of period	496,261	335,212	270,951	100,547

Cash and cash equivalents, end of period	$135,978	$224,874	$135,978	$224,874

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation

Pacific Biometrics, Inc., a Delaware corporation (“PBI” or the “Company”), provides specialty reference laboratory services to support pharmaceutical and diagnostics manufacturers in the conduct of human clinical research for their drug discovery and development efforts. The Company’s specialty areas include cardiovascular disease (atherosclerotic), diabetes (and obesity), osteoporosis (or bone pathophysiology), and women’s health. The Company also engages in research and development and is developing two patented genetic platform technologies. The Company was incorporated in Delaware in May 1996 and conducts its operations through its wholly-owned subsidiary, Pacific Biometrics, Inc., a Washington corporation (“PBI-WA”).

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

On January 10, 2003, the Company’s Board of Directors approved a one-for-three reverse stock split of the Company’s common stock. The reverse stock split was subsequently approved by the stockholders of the Company and became effective on March 14, 2003. All shares and per share calculations set forth herein reflect the one-for-three reverse stock split.

2.	Going Concern

Although the Company was profitable in the year ended June 30, 2002, and in the quarters ending December 31, 2002 and March 31, 2003, it has experienced recurring losses from operations over the last nine months and in prior years and has had cash flow shortages. Additionally, the Company has deficiencies in working capital and stockholders’ equity. Also, the Company has significant amounts of past due debt. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the company with the ability to continue in existence for the near term. These steps include expansion of business development efforts and the renegotiation of contractual commitments with Transamerica Business Credit Corporation. In addition, the purchase of certain assets (primarily intangible assets) of Saigene, which concluded on August 28, 2002, includes restructuring of debt and equity that the Company believes will assist them in raising future capital (see Note 5).

The Company has significant debts and claims that need to be settled. The Company will attempt to settle outstanding debts with cash generated from its operations, with stock, and/or with technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws.

3.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method.

The components of basic and diluted earnings (loss) per share were as follows:

	Three Months		Nine Months
	Ended March 31,		Ended March 31,

	2003	2002	2003	2002

Net earnings (loss) available for common shareholders (A)	$299,614	$546,819	$(173,176)	$440,802
Weighted average outstanding shares of common stock (B)	8,484,658	1,270,057	6,901,768	1,270,057
Diluted, weighted average outstanding shares of common stock and common stock equivalents (C)	8,829,234	1,270,057	6,901,768	1,270,057
Earnings (loss) per share:
Basic (A/B)	$0.04	$0.43	$(0.03)	$0.35
Diluted (A/C)	$0.03	$0.43	$(0.03)	$0.35

For the nine months ended March 31, 2003, 344,576 shares of common stock equivalents were excluded from the calculation of diluted earnings per share because the effect was antidilutive. For the three and nine months ended March 31, 2002 the company had no potentially dilutive securities outstanding.

4.	Commitments and Contingencies

Legal Proceedings

The landlord of the office and laboratory space previously leased by the Company in Lake Forest, California obtained a judgment against the Company for approximately $150,000 related to the default on the lease. In addition, liabilities continued to accrue at the rate of approximately $13,000 per month until the space was leased. The total liability to the Company was estimated to be approximately $350,000 and was recorded in 1999. In March 2000, Saigene purchased from the landlord of the Lake Forest property, in exchange for a convertible promissory note in the principal amount of $350,000, the rights to all claims and judgments rendered against the Company related to its default on the Lake Forest lease, subject to the sale of the Company’s laboratory assets to Saigene. However, due to the uncertainty surrounding the possible reassignment by Saigene of its obligations to the landlord if the sale of the laboratory assets to Saigene was not completed and the uncertainty of Saigene’s obligations to the Company regarding payment of this debt, the Company did not remove this liability from its balance sheet. On August 28, 2002, pursuant to the Asset Purchase Agreement (Note 5), the Company assumed the promissory note obligations of Saigene. On September 5, 2002, the Company was notified of certain defaults under the assumed Saigene obligation as well as a promissory note of the Company in favor of the landlord in the principal amount of $15,000. Although the Company is in active discussions with the landlord regarding this obligation, no assurance can be given that the Company will be successful in negotiating a favorable arrangement. Accordingly, should the landlord seek to enforce its rights to collect amounts owed, the Company will likely incur significant legal costs in defending any such action and may not have sufficient funds to pay any adverse judgment should the landlord prevail in any such action. As of March 31, 2003, total cumulative accruals relating to this liability in the accompanying financial statements consist of $350,000 and $15,000 in principal and related interest accrued monthly at the annual rate of 10% and 12% respectively. Pending negotiation of a final settlement of these obligations, the Company is reducing the accrued amount remaining under the $350,000 promissory note by making payments of approximately $50,000 per quarter. No payments are being made on the $15,000 promissory note and interest continues to accrue monthly. As of March 31 2003, the remaining balances owing are approximately $314,000 and $25,000, respectively.

In December 1997, the Company entered into an exclusive license agreement and supply agreement with Sudormed, Inc. The technology licensed from Surdomed was the basis for the Company’s development of its sweat and saliva products. Due to a lack of funding and the Company’s failure to obtain FDA approval for the products, all development efforts relating to the products were suspended in August 1998. The license agreement required the Company to make a $1.6 million license payment in December 1998, which was subsequently extended to March 1999. In May 1999, Sudormed terminated the license agreement and the supply agreement due to the Company’s failure to make the $1.6 million license payment.

The Minnesota Mining and Manufacturing Company (“3M”) manufactured certain products that Sudormed supplied to the Company pursuant to the supply agreement. As described above, Sudormed terminated both the license agreement and the supply agreement in May 1999 due to the failure of the Company to make required payments. 3M subsequently foreclosed upon certain assets of Sudormed and became a party in possession of secured property of Sudormed. In May 2000, 3M notified the Company that, in its capacity as a secured party in possession of the Sudormed assets, it demanded payment in full of the $1.6 million plus accrued interest and fees due under the Sudormed license agreement. The Company disputes 3M’s demand, and intends to vigorously defend any action that 3M may bring. In addition, the Company believes that 3M’s claim may be barred by the applicable statute of limitations, and accordingly that the likelihood of liability to 3M, based upon advice from legal counsel, is remote. The full amount of $2,240,000, which represents the amount owing to 3M under the technology license as of March 31, 2003 and includes accrued interest and fees, continues to be reserved on the Company’s balance sheet pending a definitive legal opinion or settlement.

5.	Saigene Investment Transaction

On June 27, 2002, the Company, and its wholly-owned subsidiary, Pacific Biometrics, Inc., a Washington corporation (“PBI-WA”), entered into an Asset Purchase Agreement, as amended by Amendment Number One to Asset Purchase Agreement, dated as of August 28, 2002 (collectively, the “Asset Purchase Agreement”) with Saigene, providing for the purchase by PBI-WA of certain technology, intellectual property and equipment assets in connection with certain DNA amplification and cell viability and related technologies and processes. On August 28, 2002, pursuant to the Asset Purchase Agreement, as consideration for the purchased assets, the Company issued to Saigene 6,541,431 shares, and to certain of Saigene’s designees an additional 458,569 shares, of PBI’s common stock, par value $.01 per share.

Subsequent to the closing of the transactions contemplated by the Asset Purchase Agreement, Saigene proposed a contribution of approximately $600,000 (in the form of cash, reduction of payments due from the Company to Saigene, or a combination thereof or as otherwise determined by Saigene) to the Company toward the development and commercialization of certain technologies acquired by the Company from Saigene in connection with the Asset Purchase Agreement. On December 19, 2002, Saigene entered into an agreement with the Company in which Saigene (i) executed a promissory note in the principal amount of $200,000 in favor of the Company payable on or before September 30, 2003, either in cash or by the tender of shares of common stock of the Company currently held in Saigene’s name at an attributed value of $1.00 per share at Saigene’s election, (ii) forgave a creditor obligation assumed by the Company from Saigene pursuant to the Asset Purchase Agreement in the aggregate amount of approximately $229,000, (iii) settled a credit obligation in the aggregate amount of approximately $150,000, and (iv) cancelled 10,000 shares of common stock of the Company held in Saigene’s name. As a result of the December 19, 2002 agreement, an adjustment to decrease the value of the acquired technology assets in the approximate amount of $430,000 was recorded.

6.	Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and apply Accounting Principles Board Opinion No. 25, or APB 25, and related interpretations in accounting for our stock options plan. Accordingly, our employee stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant.

The following table illustrates the effect on net earnings (loss) if we had applied the fair value recognition of Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months		Nine Months
	Ended March 31,		Ended March 31,

	2003	2002	2003	2002

Net earnings (loss), as reported	$299,614	$546,819	$(173,176)	$440,802
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$—	$8,592	$16,736	$9,685

Pro forma net earnings, (loss)	$299,614	$538,227	$(189,912)	$431,117

Net earnings (loss) per share:
Basic - as reported	$0.04	$0.43	$(0.03)	$0.35
Diluted - as reported	$0.03	$0.43	$(0.03)	$0.35

Basic - pro forma	$0.04	$0.42	$(0.03)	$0.34
Diluted - pro forma	$0.03	$0.42	$(0.03)	$0.34

Variable Accounting

On May 3, 2002, the Board of Directors voted to reprice all outstanding options to purchase Common Stock to the then current market price, which was $.02 on that day. As of March 31, 2003, 124,502 of these options remained outstanding. For the nine months ended March 31, 2003, the Company recognized approximately $151,000 in expense to adjust these options to fair market value. In the future, the net income of the Company on a quarterly basis may be affected by fluctuations in the market value of the Company’s Common Stock. If the market price of the Company’s Common Stock increases, the Company will recognize expense for the number of options outstanding times the incremental increase in per share stock value.

7.	Troubled Debt Restructure - Transamerica

In April 1997, the Company entered into a capital equipment leasing facility with Transamerica Business Credit Corporation (“Transamerica”) to provide credit for equipment purchases up to $1,500,000. The Company issued warrants to purchase 17,143 shares of Common Stock to Transamerica as part of this agreement. The Company negotiated forbearance agreements with Transamerica Business Credit related to payments due on capital leases. In exchange for the first forbearance agreement, the warrants to purchase 17,143 shares of Common Stock were repriced to $1.50 per share in December 1998. No discount was recorded for the value of the warrants because the amount was not material. In exchange for the most recent Forbearance Agreement, dated August 1999, the Company had repriced warrants previously issued to Transamerica to $0.1875, and had granted Transamerica a lien position on the assets of the Company. This Forbearance Agreement expired on September 30, 1999, and was extended again through December 31, 1999, in exchange for 50,169 additional warrants. In December 2002, the Company and Transamerica restructured the Company’s debt obligation of approximately $470,000. In settlement of its prior obligations, the Company issued 50,000 shares of restricted common stock with a market price of $0.45 to Transamerica and entered into a promissory note payable to Transamerica in the principal amount of $245,000. The Promissory Note carries an interest rate of approximately 10% and is payable over a 36-month period with final payment due on October 1, 2005. Title to the previously leased assets, subject to security interest retained by Transamerica, was conveyed to the Company as part of the Restructure Agreement. A gain of approximately $165,500 was recognized in December 2002 and $4,000 in January 2003 respectively, on the troubled debt restructure. A cumulative total of $169,500 is reflected in other income on the accompanying Statement of Operations.

9

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the preceding consolidated financial statements and notes in this Form 10-QSB and in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2002, included in the Company’s Annual Report on Form 10-KSB.

When used in this Form 10-QSB, the words “expects,” “anticipates,” “estimates,” believe”, “may”, “will”, “should”, “expect”, “intend”, “objective”, “seek”, “plan”, “strive”, or similar words, or the negatives of these words, are intended to identify forward-looking statements. Examples of forward looking statements include statements as to our critical accounting policies, our estimates for future revenues and cost of revenues, our expectations regarding future expenses, including research and development and sales and marketing expenses, our estimates regarding the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital, sources of revenue and anticipated revenue, including licenses of intellectual property, technology development and service contracts, our business development efforts, future acquisitions or investments, the impact of economic and industry conditions on us and our customers, the anticipated growth of our business, our ability to attract clients, expectations regarding competition and the impact of recent accounting pronouncements. The forward-looking statements contained in this Report are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the concentration of business with large clients, the ability to develop new technology and introduce new products, competition, fluctuations in general economic conditions, the risk of bankruptcy, and changes in policies by regulatory agencies. For additional factors that can affect these forward-looking statements, see “Other Factors that May Affect Operating Results” below and the “Risk Factors” section within the Company’s Annual Report on Form 10-KSB for the year ending June 30, 2002. The forward-looking statements contained in this Report speak only as of the date hereof. The Company cautions readers not to place undue reliance on any such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

Pacific Biometrics, Inc., a Delaware corporation (“PBI” or the “Company”), provides specialty reference laboratory and contract research services to support pharmaceutical and diagnostics manufacturers conducting human clinical research. The Company’s specialty areas include cardiovascular disease (atherosclerotic), diabetes (and obesity), osteoporosis (or bone pathophysiology) and women’s health. The Company was incorporated in May 1996 and conducts its operations through its wholly-owned subsidiary, Pacific Biometrics, Inc., a Washington corporation (“PBI-WA”).

The Company’s laboratory in Seattle, Washington has established itself as a technical leader due to its strong expertise in research related to cardiovascular disease (lipids). The laboratory services include development of laboratory reference methods, development of clinical trial protocols, and contract research and development. The Company’s laboratory has also developed an expertise in the emerging field of osteoporosis laboratory assessments through its work with diagnostic manufacturers of assays for bone markers such as Ostex International, Inc. and Metra Biosystems, Inc., in addition to pharmaceutical manufacturers of drugs that prevent bone loss such as Merck & Co., Inc. and The Procter & Gamble Company. This work has helped to establish the Company’s laboratory as a leader in the understanding of biochemical markers for bone formation and bone resorption. The laboratory provides general and specialty biomarker (efficacy) analysis services, as well as full central laboratory services. Special areas of expertise include testing for biomarkers of lipid status and cardiovascular disease risk, osteoporosis and bone metabolism, and diabetes mellitus. The Company’s expertise is concentrated on the measurement of cardiovascular disease markers, especially cholesterol and lipoproteins, including HDL, LDL and, HDL and LDL subfractions, remnant cholesterol, apolipoproteins, Lp, and lipoprotein fraction compositions. Diabetes testing includes markers such as glucose, hemoglobin A1c, fructosamine, insulin, C-peptide, glucagon, advanced glycation end-products (AGE’s), microalbumin, non-esterified fatty acid (NEFA), in addition to the lipid markers. In the areas of bone metabolism, (primarily osteoporosis), and women’s health, the Company specializes in the measurement of hormones and biochemical markers of bone metabolism including pyridinolines, various C- and N- terminal telopeptides, procollagens, osteocalcin and bone specific alkaline phosphatase. In addition, the Company’s laboratory manages the routine safety profiles: hematology, coagulation, urinalysis and general chemistry.

On August 28, 2002, the Company acquired certain technology from Saigene Corporation (see “Saigene Investment Transaction” below and in “Note 6 to the Notes to Consolidated Financial Statements”). The technology acquired from Saigene include a DNA technology platform called LIDA (Logarithmic Isothermal DNA Amplification), a novel chemistry designed to rapidly replicate DNA, and technology related to cell viability, a broad-based and novel chemistry platform that may be the first molecular method of its kind to rapidly distinguish a live cell from a dead cell. The Company has been engaged in research and development efforts with regards to these acquired technologies, and was recently issued two patents by the U.S. Patent and Trademark Office. On January 28, 2003, the Company was issued U.S. Patent No. 6,511,804, entitled “A Selective Assay for Determining the Identity of Live Microorganisms in a Mixed Culture.” This patent encompasses a technology for discriminating live cells from dead cells and may have specific potential applications towards pathogen detection and testing for drug-resistant microorganisms. The Company is currently developing a test that can distinguish drug-susceptible from drug-resistant Mycobacterium tuberculosis, the causative agent of tuberculosis infections in humans. This new test would reduce the diagnostic time for a drug-resistant tuberculosis infection from 3 weeks to only 2 days. On March 21, 2003, the Company was issued U.S. Patent No. 6,531,300 entitled “Target Amplification of Nucleic Acid with Mutant RNA Polymerase.” This patent encompasses a technology that provides a method to amplify genetic material and may play a strategic role in the Company’s development of proprietary molecular technologies. Management believes that the acquisition of these technology assets and associated intellectual property may provide potential future value to the Company and its business to the extent the technologies can be successfully developed and exploited. However, there can be no assurance that this will be the case or that any proposed products will receive any necessary regulatory approvals, or will not be the subject of litigation or other claims from competitors or others with respect to such products or the patents and methodologies upon which they are based. As of March 31, 2003, these technologies are still in research and development stage and no revenues have been generated from any of the technologies. There are no assurances that the Company will be able to successfully develop these technologies or that they will generate revenue.

In addition, the Company retains certain intellectual property rights relating to two patented platform technologies regarding the use of sweat and saliva as diagnostic fluids. These technologies were initially developed in the late 1990s, but due to lack of funding and the Company’s failure to obtain FDA approval for resultant products, in 1998 the Company suspended all further development efforts relating to these products. The Company expensed all of these assets in 1999. The Company currently has no plans to resume development efforts relating to these products.

On January 10, 2003, the Company’s Board of Directors approved a one-for-three reverse stock split of the Company’s common stock. The reverse stock split was subsequently approved by the stockholders of the Company and became effective on March 14, 2003. All shares and per share calculations set forth herein reflect the one-for-three reverse stock split.

Saigene Investment Transaction

On August 28, 2002, the Company, through PBI-WA, purchased certain technology, intellectual property and equipment assets in connection with certain DNA amplification and cell viability and related technologies and processes from Saigene Corporation, a Delaware corporation (“Saigene”), pursuant to an Asset Purchase Agreement, dated as of June 27, 2002, as amended (the “Saigene Asset Purchase Agreement”). In consideration for the purchased assets, the Company issued to Saigene 19,624,292 shares (representing 6,541,431 shares after giving effect to the March 2003 1:3 reverse stock split), and to certain of Saigene’s designees an additional 1,375,708 shares (representing 458,569 shares after giving effect to the reverse split), of Company common stock.

Subsequent to the closing of the transactions contemplated by the Asset Purchase Agreement, Saigene proposed a contribution of approximately $600,000 (in the form of cash, reduction of payments due from the Company to Saigene, or a combination thereof or as otherwise determined by Saigene) to the Company toward the development and commercialization of certain technologies acquired by the Company from Saigene in connection with the Saigene Asset Purchase Agreement. This was affected pursuant to an agreement entered into on December 19, 2002, in which Saigene:

•	executed a promissory note in the principal amount of $200,000 in favor of the Company payable on or before September 30, 2003, either in cash or by the tender of shares of common stock of the Company currently held in Saigene’s name at an attributed value of $1.00 per share at Saigene’s election;

•	forgave a creditor obligation assumed by the Company from Saigene pursuant to the Saigene Asset Purchase Agreement in the aggregate amount of approximately $229,000;

•	settled a credit obligation in the aggregate amount of approximately $150,000; and

•	cancelled 10,000 shares of common stock of the Company held in Saigene’s name.

Further, in connection with the Saigene Asset Purchase Agreement, the following additional actions were taken:

•	PBI-WA and Saigene executed an Option Agreement whereby PBI-WA has the right, in its sole discretion, to purchase certain additional assets of Saigene in exchange for, at PBI-WA’s election, either $5,147,118 in cash, the issuance by PBI of an additional 1,715,706 shares of common stock, or a combination of cash and shares, and the assumption of additional liabilities associated with such transferred assets;

•	The Company and Saigene entered into an amended and restated management agreement, whereby Saigene will continue to operate and manage the PBI-WA laboratory in exchange for monthly payments to Saigene of $90,000, and terminable by either PBI or Saigene upon 30 days prior written notice;

•	The Company and Saigene agreed to terminate a prior purchase agreement, dated June 22, 2000, for the proposed purchase by Saigene of PBI-WA’s laboratory operations;

•	Holders of PBI’s Series A preferred stock consented to an amendment of the Company’s Certificate of Designation with respect to the rights and preferences of the Series A convertible preferred stock, and agreed to convert all accrued dividends (approximately $910,000) on the Series A preferred stock into an aggregate of 150,000 shares of common stock;

•	PBI entered into consulting arrangements with Paul Kanan and Terry Giles, former founders and officers of the Company;

•	PBI converted $904,626 of deferred compensation and notes payable to warrants and options to purchase an aggregate of 301,542 shares of common stock; and

•	Each of Saigene, Paul Kanan, Terry Giles and Burkhalter, Michaels, Kessler & George, LLP, agreed not to sell any PBI securities until August 28, 2003, except at a price per share equal to or greater than $3.00, in a private transaction, in a transaction solely for estate planning, or, in the event PBI completes a private financing, at a per share price equal to or greater than the per share price set forth in such private financing.

Critical Accounting Policies and Estimates

PBI’s consolidated financial statements are prepared in accordance with accounting principals generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The following discussion highlights what management believes to be certain of the critical accounting policies and judgments made in the preparation of these consolidated financial statements.

Revenue Recognition

PBI recognizes revenue in the period that the related services are performed. Historically, a majority of the Company’s net revenues have been earned under contracts which range in duration from six months to eighteen months, but can extend in duration up to two years or longer. Service contracts generally take the form of fixed-price arrangements. Under fixed-price contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of contract pricing terms. Renegotiated amounts are not included in net revenues until earned and realization is assured. The Company also receives advances from certain customers to perform consulting laboratory and clinical studies. These advances are deferred and recognized as revenue in the period the related services are performed. Estimates of costs to complete are made, as appropriate, to provide for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. All out-of-pocket costs are included in total revenues and expenses.

Bad Debt Allowance

PBI endeavors to assess and monitor the creditworthiness of its customers to which it grants credit terms in the ordinary course of business. PBI maintains a provision for doubtful accounts to provide for the possibility that amounts due PBI may not be collected. The allowance for bad debt is approximately 2-3% of the Company’s account’s receivable. This bad debt provision is monitored on a monthly basis and adjusted as circumstances warrant. Since the recorded bad debt provision is based upon management’s judgment, actual bad debt write-offs may be greater or less than the amount recorded. Historically bad debt write-offs have not been material.

Operating Expenses

PBI segregates its recurring operating expenses among three categories: laboratory and cost of goods sold; selling, general and administrative expenses; and research and development. Laboratory expenses and cost of goods sold consists of appropriate amounts necessary to complete the revenue and earnings process, and includes direct labor and related benefits, other direct costs, and an allocation of facility charges and information technology costs, and depreciation and amortization. Also, laboratory expenses and cost of goods sold includes shipping and handling fees and reimbursable out-of-pocket costs. Laboratory expenses and cost of goods sold, as a percentage of net revenues, tends and is expected to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings involving studies conducted during any period of time. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, management fees, legal and accounting fees, advertising and promotional expenses, administrative travel and an allocation of facility charges and information technology costs, and excludes depreciation and amortization. Research and development expenses consist of direct labor and related benefits, supplies, legal fees for patent applications, travel expenses, and depreciation and amortization.

Equipment and computers are depreciated by the Company over five years, while leasehold improvements are depreciated over the remaining life of the lease or ten years. This estimate of a five year useful life on equipment and computers and ten year useful life on leasehold improvements reflects management’s judgment that these useful life periods reflects a reasonable estimate of the life over which the equipment, computers and leasehold improvements will be used by the Company. However, the amount of depreciation expense recorded by the Company in any given period will change if management’s estimates of the useful life of its equipment, computers and lease hold interests were to increase or decrease.

Impairment of Assets

PBI’s long-lived assets consist of LIDA and cell viability technologies. PBI reviews its long-lived assets for impairment on a yearly basis or when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon PBI’s judgment of its ability to recover the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated. If the sum of expected future cash flows is less than the carrying amount of the asset, a loss is recognized. During the three- and nine-month periods ended March 31, 2003, the Company did not recognize a loss on any of its long-lived assets.

There have been no material changes to our critical accounting policies and estimates since June 30, 2002. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-KSB for the year ended June 30, 2002.

Results of Operations for Three and Nine Months Ended March 31, 2003

Revenues:

	Three Months Ended				Nine Months Ended
Dollars in thousands,	March 31		$	%	March 31		$	%
rounded to nearest thousand	2003	2002	Change	Change	2003	2002	Change	Change

Revenues	$2,088	$1,450	$638	44%	$4,651	$2,567	$2,084	81%

The Company’s revenues consist of revenues generated from clinical trials testing services and revenues generated from the provision of diagnostic services. The 44% and 81% increase in revenues during each of the three- and nine-month periods ended March 31, 2003, respectively, over the comparable periods in fiscal 2002 was primarily attributable to an increase in the size and number of clinical trials testing services performed by the Company.

During the third quarter of fiscal 2003 and for the nine-months ended March 31, 2003, revenue generated from clinical trials testing services accounted for over 93% of the Company’s total revenues. Revenue generated from the provision of diagnostic services accounted for approximately 7% of the Company’s total revenues during the same period. Historically, over 93% of the Company’s total revenues have been generated from clinical trials. The Company expects that clinical trials will continue to account for a significant portion of the Company’s revenues in the future.

In February 2002, PBI-WA entered into a services agreement with a large pharmaceutical company to provide laboratory research services from time to time based on specifications to be included in one or more work orders submitted by the pharmaceutical company. There are no guaranteed minimum number of work orders or revenues to PBI under this agreement. Each work order is separately negotiated with the pharmaceutical company and is usually limited to a specific project with limited duration. For the three- and nine-months ended March 31, 2003, the Company provided services through work orders under this agreement aggregating approximately $1,901,000 and $3,764,000, respectively. Services provided to this customer accounted for approximately 80% of the Company’s outstanding accounts receivable balance of approximately $788,000 as of March 31, 2003. This customer accounted for approximately 81% and 68% of the revenues for the nine-months ended March 31, 2003 and 2002, respectively.

Other than the services agreement with this one customer, the Company has no long-term contracts or agreements with its customers. Each contract is negotiated separately with the pharmaceutical manufacturer or research organization and is usually limited to a specific project with limited duration. The cancellation of any contracts with existing customers, including the services agreement, or the failure to replace such contracts upon expiration or termination could have a material adverse effect on the Company’s laboratory operations.

Laboratory Expenses and Cost of Goods Sold:

	Three Months Ended				Nine Months Ended
Dollars in thousands,	March 31		$	%	March 31		$	%
Rounded to nearest
thousand	2003	2002	Change	Change	2003	2002	Change	Change

Laboratory Expenses and Cost of Sales	$915	$612	$303	50%	$2,111	$1,237	$874	71%
Percentage of Revenues	44%	42%			45%	48%

Laboratory expenses and cost of goods sold in actual dollar amounts increased 50% between the three-months ended March 31, 2003 and March 31, 2002, respectively, and 71% between the comparable nine-month periods. The increase in laboratory expenses and cost of goods sold was primarily attributable to increased expenses incurred by the Company in meeting the increased demand in the size and number of clinical trials testing services performed by the Company during the period. As a percentage of revenue, laboratory expenses and cost of goods sold for the ninth-month period ended March 31, 2003 decreased from the comparable period in fiscal 2002. However, during the third quarter of fiscal 2003, laboratory expenses and cost of goods sold, as percentage of revenue, increased from the comparable period in fiscal 2002.

The increase in laboratory expenses and cost of goods sold consisted primarily of an increase in the cost of supplies for clinical trials and payment of salaries, commissions and related benefits to employees performing clinical trials, and to a lesser extent, an increase in payments to subcontractors of laboratory services and payment of business and occupation taxes. During the first and second quarters of fiscal 2003, the Company hired five lab employees to meet the demand for its laboratory services. The Company hired one lab employee during the third quarter of fiscal 2003. The Company also purchased additional supplies, such as test kits, reagent chemicals and other chemical supplies to accommodate the significant increase in clinical trials. In addition, during the third quarter and for the nine-months ended March 31, 2003, business and occupation taxes paid by the Company were significantly higher than the taxes the Company paid in comparable periods in fiscal 2002. Laboratory expenses and cost of goods sold are expected to remain relatively stable from quarter-to-quarter during the remainder of fiscal 2003.

Research and Product Development:

	Three Months Ended				Nine Months Ended
	March 31		$	%	March 31		$	%
Dollars in thousands,
rounded to nearest
thousand	2003	2002	Change	Change	2003	2002	Change	Change

Research and Product Development	$55	$14	$41	293%	$124	$22	$102	464%
Percentage of Revenues	3%	1%			3%	1%

Research and product development expenses in actual dollar amounts increased 293% between the three-months ended March 31, 2003 and March 31, 2002, respectively, and 464% between the nine-months ended March 31, 2003 and March 31, 2002, respectively. For the nine-month period ended March 31, 2003, the increase in research and development expenses is primarily attributable to an increase in compensation due to hiring of three new employees during the first and second quarter of fiscal 2003, and to a lesser extent, an increase in depreciation on equipment acquired from Saigene and legal fees associated with the filing of patents on technology acquired from Saigene. Research and development expenses for the three- and nine-month periods ended March 31, 2003 consisted mainly of expenditures made by the Company in developing technology acquired from Saigene in August 2002. Compensation expense accounted for approximately 79% of the total research and development expenses for the three- and nine-month periods ended March 31, 2003. The Company had minimum research and development expenses for the comparable period in fiscal 2002. The Company anticipates that it will continue to incur research and development expenses for the remainder of fiscal 2003. However, if the Company is unable to increase revenues or raise additional funding to continue to fund its existing research and development efforts, it will seek to reduce its research and development efforts.

Selling, General and Administrative Expense:

	Three Months Ended				Nine Months Ended
Dollars in thousands,	March 31		$	%	March 31		$	%
Rounded to nearest
thousand	2003	2002	Change	Change	2003	2002	Change	Change

Selling, General and Administrative Expense	$960	$255	$705	276%	$2,930	$834	$2,096	251%
Percentage of Revenues	46%	18%			63%	32%

Selling, general and administrative expense in actual dollar amounts increased by 276% between the comparable three-month periods and 251% during the nine-month periods ended March 31, 2003 and 2002. Selling, general and administrative expenses as percentage of revenue represented 46% and 63% for the three- and nine-month periods ended March 31, 2003, respectively, as compared to 18% and 32% for the comparable periods in fiscal 2002. The overall increases are primarily attributable to the payment of management fees to Saigene under the terms of the amended and restated management agreement (approximately $270,000 for the quarter and $1,000,000 for the nine months). These expenses also increased due to increased compensation expense associated with the hiring of the Company’s new Chief Executive Officer, Chief Medical Officer and a Business Development Representative since August 2002, and to a lesser extent, increased accounting and legal fees incurred by the Company in connection with the Saigene asset purchase acquisition, the Company’s reporting obligations and negotiation of settlements with certain creditors of the Company. Salary, benefits and commissions were approximately $754,000 for the nine month period ended March 31, 2003, 56% of which was payable to the Company’s Chief Executive Officer, Chief Medical officer, Chief Scientific Officer and Business Development Representative.

Selling, general and administrative expenses represented 63% of revenues for the nine months ended March 31, 2003 and 46% of revenues for the three months ended March 31, 2003. The decrease in selling, general and administrative expenses as a percentage of revenue in the third quarter of fiscal 2003 reflects a non-recurring recruiting expense and legal and accounting expenses incurred by the Company in connection with purchase of assets from Saigene in the second quarter of fiscal 2003.

We anticipate selling, general and administrative expenses to remain relatively steady throughout the remainder of fiscal 2003. However, if the Company is unable to increase revenues or obtain financing in amounts sufficient to fund operations, the Company will institute measures to reduce selling, general and administrative expenses.

On May 3, 2002, the Board of Directors voted to reprice all outstanding options to purchase common stock to the then current market price, which was $0.06 on that day. As of March 31, 2003, 124,502 of these options remained outstanding. For the nine-month period ended March 31, 2003, the Company recognized approximately $151,000 in compensation expense to adjust these options to fair market value. Approximately $81,000 of this amount represents compensation expense recognized by the Company during the third quarter of fiscal 2003. In the future, the amount of compensation expense recognized by the Company will fluctuate based on the value of the Company’s common stock and the number of options that are outstanding as of each valuation date. (See Note 7 to Notes to Consolidated Financial Statements in this Report).

Other Income:

	Three Months Ended				Nine Months Ended
Dollars in thousands,	March 31		$	%	March 31		$	%
rounded to nearest thousand	2003	2002	Change	Change	2003	2002	Change	Change

Other Income	$142	$40	$102	255%	$341	$153	$188	123%
Percentage of Revenues	7%	3%			7%	6%

Total other income in actual dollar amounts increased by 255% between the comparable three-month periods ended March 31, 2003 and 2002. The increase in total other income was primarily attributable to a one-time gain associated with the write off of $166,000 in liabilities during the third quarter of fiscal 2003, partially offset by payment of approximately $20,000 in interest on outstanding debt obligations and a $3,800 expense reclassification. During the third quarter of fiscal 2003, the Company reassessed all of its existing liabilities and wrote off some of its old accounts payables and an old lease obligation.

Total other income in actual dollar amounts increased by 123% between the comparable nine-month periods ended March 31, 2003 and 2002. The increase in total other income was primarily attributable to a one time gain recognized on the restructuring of certain outstanding debt of approximately $165,000–of the Company during the second quarter of fiscal 2003, a $3,800 expense reduction, the write off of $166,000 in liabilities and an additional gain recognized on the restructure of certain debt outstanding of $4,000 during the third quarter of fiscal 2003 partially offset by the payment of approximately $89,000 in interest on outstanding debt obligations.

Net Earnings (Loss):

Dollars in thousands,	Three Months Ended				Nine Months Ended
rounded to nearest thousand	March 31		$	%	March 31		$	%
	2003	2002	Change	Change	2003	2002	Change	Change
Net Earnings (Loss)	$300	$609	$(309)	(51)%	$(173)	$627	$(800)	(128)%
Percentage of Revenues	14%	42%			0%	24%

Net earnings in actual dollar amounts decreased by 51% between the comparable three-month periods ended March 31, 2003. The decrease in net earnings is primarily attributable to ongoing management fees paid to Saigene during the quarter, increased compensation expense as a result of employees hired by the Company during the first and second quarters of fiscal 2003, partially offset by approximately $166,000 in other income resulting from a one-time gain associated with the reassessment of liabilities and accrued costs.

The Company had a net loss in the amount of approximately $173,000 for the nine-month period ended March 31, 2003, which represents a decrease in net earnings of 128% from the comparable period in fiscal 2002. Net loss for the nine-month period ending March 31, 2003 was primarily attributable to one-time expenses associated with the acquisition of Saigene’s assets pursuant to the Saigene Asset Purchase Agreement, increased compensation expense as a result of the Company’s hiring of 12 employees since August 2002 and the ongoing payment of management fees to Saigene.

Liquidity and Capital Resources:

The operations of the Company historically have primarily been funded through revenues generated from operations and from the issuance of common stock and preferred stock of the Company from time to time.

As of March 31, 2003, the Company’s cash and cash equivalents were approximately $136,000, compared to cash and cash equivalents of $271,000 as of June 30, 2002. Total liabilities of the Company as of March 31, 2003 were approximately $4,344,000 compared to $6,064,000 as of June 30, 2002. The decrease in the Company’s cash and cash equivalents is primarily attributable to losses from operations, purchases of equipment and laboratory supplies and payments to Makena Partners to reduce the Company’s outstanding obligations to Makena Partners. During third quarter of fiscal 2003, the Company acquired approximately $254,000 in capital leases for equipment for use in the Company’s laboratory.

As of March 31, 2003, the Company had restricted cash of approximately $71,000. The restricted cash represents a security deposit that the Company was required to set aside in connection with the office lease the Company signed in 1997 for office space in Seattle, Washington. The Company’s office lease expires in July 2007.

As of March 31, 2003, the Company had negative working capital of $2,669,000. As described below, the Company has fully reserved on its balance sheet as a current liability a potential obligation to 3M in the amount of $2,244,000 under a prior license agreement. (See “3M Contingency”). The Company believes based on advice of legal counsel that the applicable statute of limitations with respect to this license agreement has expired and that the likelihood of liability to 3M is remote. If this amount were excluded from the balance sheet, this would result in total current liabilities of $1,648,000 and negative working capital of $425,000.

Net cash provided from operating activities was $215,545for the nine months ended March 31, 2003. The Company’s investing activities used $292,199 for the nine months ended March 31, 2003 primarily for the purchase of equipment through cash purchases or lease agreements. Cash flow used in financing activities was $58,319 for the nine months ended March 31, 2003 and consisted primarily of payments to decrease the balance due on the note payable to related parties.

Saigene has informed PBI that in order to develop and commercialize the technology that PBI purchased from Saigene pursuant to the Saigene Asset Purchase Agreement, PBI will likely require in the near term a capital infusion in excess of $5,000,000. Moreover, management believes that an additional $15,000,000 over the next two years will be required to achieve regulatory approval and commercialization of both technologies acquired under the Saigene Asset Purchase Agreement and the technologies that may be acquired under the Option Agreement. The Company intends to seek suitable financing to continue R&D, commence the regulatory approval process and commercialization of the technologies, but there can be no assurance that PBI will be able to obtain such financing, on favorable terms or at all.

The Company is currently seeking to raise up to $5,000,000 dollars in a private offering of 1,666,667 shares of its Series B 8% convertible, cumulative redeemable, preferred stock (the “Series B Preferred Stock”) at a purchase price of $3.00 per share to accredited investors. Each share of Series B Preferred Stock will be convertible at any time in the holder’s discretion into one share of the Company’s common stock, and will be convertible by the Company at any time after the one year anniversary of the date of the offering when the closing price of the Company’s common stock is at least $5.00 per share for a period of at least ten consecutive trading days. Holders of shares of Series B Preferred Stock will not be entitled to receive a liquidation preference of $3.00 per share on such shares until the holders of Series A preferred stock have received their full liquidation preferences. PBI has engaged a placement agent to offer the Series B Preferred Stock on a best efforts basis. There are no assurances that the placement agent will be able to sell any or all of the shares of Series B Preferred Stock in this private offering. The placement agent is also entitled to receive warrants to purchase shares of common stock at an exercise price of $3.00 per share equal to 10 percent of the number of shares of Series B Preferred Stock sold in the offering. The Company intends to use funds received from the offering to purchase additional laboratory equipment, upgrade information systems, reduce debt, and for working capital. The Company may also use a portion of the funds in the exercise of an option that it holds to purchase certain intellectual property of Saigene. The shares of Series B Preferred Stock have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration. This Report shall not constitute an offer to sell or the solicitation of an offer to buy shares of Series B Preferred Stock.

The Company has 1,550,000 shares of Series A preferred stock issued and outstanding. Each share of Series A preferred stock is convertible at the option of the holder at any time, into one-third share of common stock, subject to adjustment for stock splits, dividends and similar events. Each share of Series A preferred stock receives a liquidation preference of $2.00 per share. In August 2002, the Company amended the Certificate of Designation to modify certain mandatory conversion rights, eliminate dividend rights and eliminate the right of the holders of the Series A preferred stock to designate a director to PBI’s Board. Each share of Series A preferred stock is convertible at the option of the Company into one-third share of common stock when the closing price of the Company’s common stock is at least $8.00 or more for thirty consecutive trading days. For the three-months ended March 31, 2003, the Company did not declare dividends payable on its Series A preferred stock and does not intend to declare dividends for the 2003 fiscal year.

In December 2002, the Company entered into a settlement agreement with Transamerica Business Credit Corporation relating to rental payments owed on a capital leasing facility. In connection with the settlement agreement, the Company, among other things, issued a secured promissory note in the amount of $245,000 in favor of Transamerica. The promissory note carries an interest rate of approximately 10% and is payable monthly over a 36-month period with final payment due on October 1, 2005. For the three months ended March 31, 2003, the Company made required payments of $8,000 and the principal current balance as of March 31, 2003 was approximately $243,000. See “Note 7 to Notes to Consolidated Financial Statements.”

The Company is currently in discussions with its prior landlord in California relating to certain defaults on two promissory notes in the aggregate principal amount of $365,000. See “Note 4 to Notes to Consolidated Financial Statements.” The Company has been making payments in the amount of approximately $50,000 per quarter since October 2002, while the Company has been attempting to negotiate a final settlement with the landlord. As of March 31, 2003, the Company has a current liability on its balance sheet of approximately $339,000. The Company can give no assurance that it will be successful in negotiating a favorable settlement with the landlord. Accordingly, should the landlord seek to enforce its rights to collect amounts owed, the Company will likely incur significant legal costs in defending any such action and may not have sufficient funds to pay any adverse judgment should the landlord prevail in any such action.

The Company’s auditors added an explanatory paragraph to their opinion on our fiscal 2002 financial statements stating that there was substantial doubt about our ability to continue as a going concern. There can be no assurance that our efforts to monitor expenses and generate revenue will be successful. The Company is currently seeking to raise financing in its private offering to fund operations. However, in the current market conditions raising capital will be difficult. See also “Note 2 to the Notes to the Consolidated Financial Statements.” There can be no assurance that the Company will raise sufficient financing from its current Series B Preferred Stock offering to help fund operations during the near term. Accordingly, management will need to contemplate other alternatives to enable the Company to fund continuing operations, including, but not limited to, exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans from management or employees, salary deferrals or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. None of these potential alternatives may be available to the Company, or may only be available on unfavorable terms. If the Company is unable to obtain sufficient cash to continue to fund its operations, the Company may be forced to seek protection from creditors under the bankruptcy laws and/or cease operations. The Company’s inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3M Contingency

In December 1997, the Company entered into an exclusive license agreement and supply agreement with Sudormed, Inc. The technology licensed from Sudormed was the basis for the Company’s development of its sweat and saliva products. Due to a lack of funding and the Company’s failure to obtain FDA approval for the products, all development efforts relating to the products were suspended in August 1998. The license agreement required the Company to make a $1.6 million license payment in December 1998, which was subsequently extended to March 1999. In May 1999, Sudormed terminated the license agreement and the supply agreement due to the Company’s failure to make the $1.6 million license payment.

The Minnesota Mining and Manufacturing Company (“3M”) manufactured certain of the products that Sudormed supplied to the Company pursuant to the supply agreement. As described above, Sudormed terminated both the license agreement and the supply agreement in May 1999 due to the failure of the Company to make required payments. 3M subsequently foreclosed upon certain assets of Sudormed and became a party in possession of secured property of Sudormed. In May 2000, 3M notified the Company that, in its capacity as a secured party in possession of the Sudormed assets, it demanded payment in full of the $1.6 million plus accrued interest and fees due under the Sudormed license agreement. The Company disputes 3M’s demand, and intends to vigorously defend any action that 3M may bring. In addition, the Company believes based on advice form legal counsel that 3M’s claim may be barred by the applicable statute of limitations, and accordingly that the likelihood of liability to 3M is remote. The full amount of $2,240,000, which represents the amount owing to 3M under the technology license as of March 31, 2003 and includes accrued interest and fees, continues to be reserved on the Company’s balance sheet pending a definitive legal opinion or settlement.

Other Factors that May Affect Operating Results

The Company’s operating results may fluctuate due to a number of factors, including, but not limited to:

•	the Company’s ability to raise financing, manage its expenses or generate sufficient cash flows to support general operating activities and capital expansion;

•	the number of clinical trials being undertaken by pharmaceutical and biotechnology companies, especially those clinical trials that utilize the Company’s area of expertise;

•	the ability of the Company to successfully bid and win contracts on request for proposals for clinical trials submitted by pharmaceutical and biotechnology companies;

•	the Company’s dependence on one customer for a majority of its revenue and ability to successfully negotiate work orders under the services agreement with this customer;

•	the timing of commencement, progress, completion or cancellation of clinical trials and contracts for the Company’s lab services;

•	the timing of, or delays in, payments made by customers on contracts;

•	the Company’s ability to retain and recruit experienced personnel;

•	the pharmaceutical industry’s ability to recruit patients in the North America with appropriate demographics for clinical trials, which may adversely affect the number of samples the Company is able to test on a given project, thereby affecting the Company’s revenue;

•	the Company’s ability to compete with other larger contract research organizations, in-house departments of pharmaceutical companies and hospitals, and universities and teaching hospitals;

•	the Company’s ability to generate referrals and its reputation as a provider of clinical trial testing services;

•	the timing and cost of adopting new technology and equipment used in the provision of laboratory services;

•	implementation of new health care reform legislation that may adversely affect research and development expenditures (including clinical trials) by pharmaceutical and biotechnology companies;

•	the ability to the Company to resolve claims or disputes with existing creditors of the Company;

•	the Company’s ability to comply with federal, state, local and provincial laws and regulations, and the cost and effect of such compliance; and

•	the Company’s ability to maintain certifications for the provision of laboratory services.

In addition, fluctuations in quarterly results or other factors beyond the Company’s control could affect the Company’s operations. Such factors include changes in earnings, market conditions in the Company’s industry, changes in pharmaceutical and biotechnology industries, general economic conditions, and differences in assumptions used as compared to actual results.

ITEM 3.   CONTROLS AND PROCEDURES

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date management completed its evaluation.

The Company is currently interviewing prospective candidates for the position of Chief Financial Officer and anticipates hiring someone for this position during the fourth quarter of fiscal 2003. It is expected that the new Chief Financial Officer will assist in performing a further review of the Company’s internal controls and procedures and will work closely with the Chief Executive Officer and the Audit Committee to make any revisions, as appropriate, to the Company’s internal controls and procedures.

PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings

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

As previously disclosed in the Quarterly Report on Form 10-QSB filed on February 14, 2003, the Company received a demand for arbitration from the former manufacturer of SPINPRO® in connection with alleged breaches of a contract relating to the manufacture of SPINPRO®. The former manufacturer is seeking damages of approximately $515,000. The Company disputes these claims and is vigorously contesting such claims and has filed counterclaims against the former manufacturer. The former manufacturer has subsequently made no effort to prosecute its claim and the Company will move to dismiss this action. No amounts have been accrued for this potential liability in the accompanying financial statements.

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

As previously stated in the “Liquidity and Capital Resources” above, the Company is conducting a private offering of up to 1,666,667 shares of its Series B Preferred Stock at a purchase price of $3.00 per share. The Series B Preferred Stock has the following terms and conditions:

• Cumulative dividends at the rate of 8% per annum;

• Liquidation preference of $3.00 per share;

• The Series B Preferred Stock liquidation preference is payable by the Company only after the holders of Series A preferred stock receive a liquidation preference of $2.00 per share;

• At the option of the holder, each share of Series B Preferred Stock may be converted into one share of common stock;

• At the option of the Company, on or after March 10, 2004, the Company may convert each share of Series B Preferred Stock into one share of common stock, provided that price for one share of common stock is at least $5.00 per share for ten consecutive trading days; and

• The Company is required to obtain the approval of a majority of the holders of Series B Preferred Stock for amendments to Company’s Certification of Incorporation or Bylaws if such amendment (i) alters or modifies the rights of the Series B Preferred Stock, (ii) creates a class of stock with rights that are equal or senior to that of the Series B Preferred Stock, or (iii) reclassifies shares of common stock into shares having rights that are equal or senior to the rights of the Series B preferred Stock.

The shares of Series B Preferred Stock have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration. This Report shall not constitute an offer to sell or the solicitation of an offer to buy shares of Series B Preferred Stock. As of March 31, 2003, the Company had no sales of shares of Series B Preferred Stock.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 10, 2003, the board of directors of the Company unanimously approved, and recommended that the stockholders adopt, a one-for-three reverse stock split of the issued shares of the Company’s common stock pursuant to an amendment to the Company’s Certificate of Incorporation. The holders of 19,163,213 shares of the issued and outstanding common stock and 950,000 shares of the issued and outstanding Series A preferred stock, representing 75.7% and 61.3% of the votes entitled to be cast with regard to the approval of the amendment, respectively, approved the reverse split by written consent on February 6, 2003. The effective date of the reverse split was March 14, 2003.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

1.1	Placement Agent Agreement, dated February 3, 2003, between Joseph Carl Securities and Pacific Biometrics, Inc.

3.1	Certificate of Incorporation of Pacific Biometrics, Inc., as amended.

99.1	Certification of Ronald Helm, Chief Executive Officer and Treasurer of Pacific Biometrics, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The following current reports on Form 8-K were filed during the quarter ended March 31, 2003:

(1)	Current Report on Form 8-K filed on January 24, 2003 under Item 5 disclosing the approval by the Company’s Board of Directors of a one-for-three reverse stock split of the Company’s common stock.

(2)	Current Report on Form 8-K filed on February 6, 2003 under Item 5 disclosing the issuance by the U.S. Patent and Trademark Office to the Company of U.S. Patent No. 6,511,804, entitled “A Selective Assay for Determining the Identity of Live Microorganisms in a Mixed Culture.”

(3)	Current Report on Form 8-K filed on March 21, 2003 under Item 5 disclosing the issuance by the U.S. Patent and Trademark Office to the Company of U.S. Patent No. 6,531,300, entitled “Target Amplification of Nucleic Acid with Mutant RNA Polymerase.”

(4)	Current Report on Form 8-K filed on March 27, 2003 under Item 5 disclosing an offering of up to 1,666,667 shares of the Company’s Series B 8% convertible, cumulative redeemable, $0.01 par value, preferred stock at a purchase price of $3.00 per share to accredited investors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2003

/s/ Ronald R. Helm

Ronald R. Helm Chief Executive Officer and Treasurer (principal executive officer and principal financial officer)

CERTIFICATION

I, Ronald R. Helm, Chief Executive Officer and Treasurer, certify that:

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

Date: May 14, 2003

/s/ Ronald R. Helm

Ronald R. Helm Chief Executive Officer and Treasurer