Form 10KSB
period 2003-06-30
PACIFIC BIOMETRICS INC
filed 2003-09-29
CIK 1020475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-21537

Pacific Biometrics, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	93-1211114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 West Harrison Street
Seattle, Washington 98119
(Address of principal executive offices)

(206) 298-0068
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:	(none)

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.01 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Issuer’s revenues for its most recent fiscal year: $5,764,932

As of September 25, 2003, there were 9,145,125 shares of the Company’s common stock issued and outstanding, and the aggregate market value of such common stock held by non-affiliates was approximately $7,350,745, based on the average of the bid ($1.70) and asked ($2.10) prices of such stock on that date of $1.90.

Documents Incorporated By Reference: The Company’s definitive information statement for the annual election of directors, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year 2003, is incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (Check one): Yes    [  ]    No    [X]

PART I
ITEM 1. DESCRIPTION OF BUSINESS
ITEM 2. DESCRIPTION OF PROPERTY
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7. Financial Statements
Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
ITEM 14 CONTROLS AND PROCEDURES
SIGNATURES
EXHIBIT 1.1A
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.6A
EXHIBIT 10.15
EXHIBIT 10.16
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PACIFIC BIOMETRICS, INC.

Form 10-KSB Annual Report

**	Information required by Items 9 through 12 of Part III is incorporated by reference from the Company’s definitive information statement relating to the annual election of directors, to be filed with the Securities and Exchange Commission within 120 days after the close of the 2003 fiscal year.

-i-

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-KSB to “we,” “us,” “PBI” and the “Company” are to Pacific Biometrics, Inc., a Delaware corporation, and its wholly owed subsidiaries Pacific Biometrics, Inc., a Washington corporation (“PBI-WA”), and BioQuant, Inc., a Michigan corporation.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-KSB contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements other than statements of historical fact, including future results of operations or financial position, made in this Annual Report on Form 10-KSB are forward looking. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “desire,” “goal,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

For a discussion of some of the factors that may affect our business, results and prospects, see “ITEM 1. – DESCRIPTION OF BUSINESS – Risk Factors Affecting the Business of the Company” beginning on page 10. Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports previously filed with the Securities and Exchange Commission, including our periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

General

We provide specialty central laboratory services to support pharmaceutical and diagnostic manufacturers in the conduct of human clinical research, for use in their drug discovery and development efforts. Our clients include a number of the world’s largest multi-national pharmaceutical, biotechnology and diagnostic companies. Our well-recognized specialty areas include cardiovascular disease (dyslipidemia, atherosclerosis, and coronary heart disease), diabetes (and obesity), and bone and joint diseases (osteoporosis and arthritis). Coupled with our specialty testing, we also have central laboratory capability and provide full-service central laboratory support for multi-center clinical trials, including routine safety lab tests (general chemistry, hematology, and urinalysis). Our company is a Delaware corporation, incorporated in May 1996, and we conduct our operations primarily through our wholly-owned subsidiary, Pacific Biometrics, Inc., a Washington corporation.

Business Strategy

Specialty reference and central laboratory services companies like PBI typically derive substantially all of their revenue from the research, development and marketing expenditures of the pharmaceutical and biotechnology industries. Participants in the pharmaceutical and biotechnology industries typically outsource a significant quantity of these services to both central labs and specialty reference labs. In addition, central laboratories outsource to specialty reference labs some of the specialty testing where the central laboratory lacks expertise. We believe that such outsourcing will continue and may increase in the future because of many factors, including continuing pressures on the pharmaceutical and biotechnology industries to contain costs, limitations on pharmaceutical companies’ internal capacity, a need for faster development time for new drugs, research in multiple countries simultaneously, stringent government regulation, and expertise that pharmaceutical companies or central labs may lack internally. We believe the investment and amount of time required to develop new drugs has been increasing, and that these trends create opportunities for companies like PBI to provide its expertise and services to help reduce the time in the drug development process and make the process of drug development more efficient.

Our strategy is to meet the needs for outsourcing, by pharmaceutical and biotechnology companies and other central laboratories, and to assist in enhancing the drug development process by developing and delivering innovative services that apply science and technology to provide high quality service within our areas of specialty.

Our primary business strategy is to continue our focus on providing high quality specialty central laboratory services in our core areas, including cardiovascular disease and bone and joint diseases. In addition, we also intend to pursue other strategies identified below to further our business. However, because of the significant expense associated with some of these strategies, we may not pursue some of these strategies unless our revenues increase significantly or we are able to raise equity or debt financing to adequately fund these strategies. There can be no assurance that we will pursue any or all of the strategies below or if pursued, that any of such strategies will be successful.

Increase Specialty Areas

     In addition to our core specialties of cardiovascular disease and bone and joint diseases, our goal is to further expand our specialty laboratory expertise within our other existing specialty areas (including diabetes, obesity, metabolic syndrome, and osteoarthritis), as well as to develop new fields where we can provide our laboratory services (including rheumatoid arthritis and immunogenicity testing for biologic drugs).

     Further, to strengthen our specialty central lab services, in August 2002, we acquired certain DNA-based proprietary technologies, processes and equipment. See “Technologies and Products – Saigene Technologies” and “Saigene Investment Transaction” below. This novel intellectual property (patented and patent-pending) includes a proprietary isothermal DNA amplification method (“LIDA”) and a genetic method for distinguishing live from dead cells (“Cell Viability”). We intend to further develop and leverage these technologies to enhance our specialty laboratory activities in the area of pharmacogenetic testing and offer attractive prospects for licenses to companies interested in in vitro diagnostics, biothreat, food safety testing and other applications.

Diversify Customer Base

     Our goal is to diversify our customer base. During fiscal 2003 and fiscal 2002, one large pharmaceutical company represented approximately 76% and 63%, respectively, of our total revenues. We currently expect revenues from this customer to decrease in fiscal 2004, both on an absolute and a percentage basis. We are actively pursuing and marketing to new customers, and we believe that Company revenues in fiscal year 2004 will increase and that the increase will result from new customers and additional or expanded projects from existing customers.

Create Global Central Laboratory

     We believe that in the central laboratory services business it is important to provide a broad range of drug research and development services globally. Through partnering with a major central laboratory, we believe that we can compete with central laboratories that have offices, monitoring sites and laboratories in many countries around the globe. We have commenced and expect to continue discussions with several major central laboratory services companies about potential partnering relationships.

Acquisitions

     Our customers and our competitors have experienced significant consolidation over the last several years and we expect that trend to continue. The uncertainty caused by the consolidation trend may result in other companies in the industry seeking to form strategic relationships or joint ventures or to be acquired in order to stay competitive. This may make it possible for us to make strategic acquisitions that are complementary to our existing services and that expand our ability to serve our clients. Additionally, we will evaluate, as appropriate, any potential business combinations involving our company as a whole, or involving a portion of our assets.

Information Technology

     We intend to focus future capital expenditures and investments in carefully selected hardware and software products, information technology systems and networks. We believe capital improvements in these areas are important to meet the changing demands of drug development by improving and facilitating our data reporting and storage capabilities and our communications with clients.

Services

Specialty Reference Laboratory Services

     Our specialty reference laboratory in Seattle, Washington has established itself as a technical leader due to our strong expertise in certain core areas. Our three general areas of expertise include

•	cardiovascular disease (dyslipidemia, atherosclerosis, and coronary heart disease),

•	diabetes (and obesity), and

•	bone and joint diseases (osteoporosis and arthritis).

Management believes that among prospective new drugs, these areas of expertise represent three of the top ten areas of focus by the pharmaceutical industry.

With respect to cardiovascular disease, we are one of the leaders in lipid services for clinical drug development in the U.S. Our expertise is concentrated on the measurement of cardiovascular disease markers, especially cholesterol and lipoproteins, including HDL, LDL and, HDL and LDL subfractions, remnant cholesterol, apolipoproteins, Lp, and lipoprotein fraction compositions. Furthermore, the Pacific Biometrics Research Foundation, a non-profit organization affiliated with us, is one of only four U.S. standardization centers in the National Clinical Reference Method Laboratory Network sponsored by the Centers for Disease Control and the National Heart Blood & Lung Institute. There are only eleven such laboratories worldwide.

     We are enhancing our activities in the area of diabetes and related disorders, notably obesity and metabolic syndrome. Metabolic syndrome is a collection of abnormalities that include central obesity, dyslipidemia (low HDL cholesterol and high triglycerides), insulin resistance, pre-diabetes, and pre-hypertension. In the US the prevalence of metabolic syndrome is estimated at 47 million individuals (Heart Disease and Stroke Statistics – 2003 Update, American Heart Association). People with metabolic syndrome are at increased risk for cardiovascular disease and associated morbidity and mortality and as a result this population is coming under increased scrutiny for pharmacological intervention. Because of our established strengths in testing for lipids, cardiovascular risk and diabetes, we believe we are well-positioned to take advantage of this emerging area of pharmaceutical drug development. Moreover, we are expanding our test menu in areas related to diabetes and metabolic syndrome, notably in markers of inflammation, such as hsCRP, IL-6, TNF-a, sCD40L and Lp-PLA2.

     As it relates to bone and joint diseases, we are active in promoting the standardization of bone metabolism biomarkers, and are involved in technologies for monitoring treatment response in diseases such as osteoporosis. We have used our bone biomarker assays in osteoporosis to manage the first proficiency-testing programs for bone-resorption markers. We developed our expertise in osteoporosis laboratory assessments through our work with diagnostic manufacturers of assays for bone markers such as Ostex International, Inc. and Metra Biosystems, Inc., in addition to pharmaceutical manufacturers of drugs that prevent bone loss such as Merck & Co., Inc. and The Proctor & Gamble Company. In the areas of bone metabolism and women’s health, we also specialize in the measurement of hormones including pyridinolines, various C- and N- terminal telopeptides, procollagens, osteocalcin and bone-specific alkaline phosphatase.

     Further, to strengthen our specialty central laboratory services, in August 2002 we acquired certain DNA-based proprietary technologies, processes, and equipment. See “Technologies and Products – Saigene Technologies” and “Saigene Investment Transaction” below. This novel intellectual property (patented and patent-pending) includes a proprietary isothermal DNA amplification method (LIDA) and a genetic method for distinguishing live from dead cells. We intend to further develop and leverage these technologies to enhance our specialty laboratory activities in the area of pharmacogenetic testing and offer attractive prospects for licenses to companies interested in in vitro diagnostics, biothreat, food safety testing and other applications.

     In connection with these stated areas of expertise, we offer a variety of services through our specialty reference laboratory, including

•	clinical testing services,

•	development of laboratory reference methods,

•	development of clinical trial protocols, and

•	contract research and development.

Our involvement with clients frequently begins at the protocol design stage. Clinical trial support includes coordinating the receipt of specimens from investigative sites, processing the samples and reporting the consolidated data to study sites and sponsors. The extensive knowledge we have in test development and our close collaboration with diagnostic manufacturers frequently allow us to offer novel tests to our clinical-research clients before such tests are commercially available.

Central Laboratory Services

     Coupled with our expertise in specialty testing, we also have central laboratory capability and provide full-service central laboratory support for multi-center clinical trials, including routine safety lab tests (general chemistry, hematology and urinalysis). Our operations support clinical trials by producing study-specific supplies, coordinating the receipt of specimens from clinical sites, processing the samples, generating test databases, and reporting data to sites and sponsors.

     We generally provide central laboratory services in support of Phase I and Phase II FDA clinical trials. These trials are typically smaller and more geographically focused than Phase III trials.

     Through partnering with another major central laboratory, we intend to compete with other central laboratories that have offices, monitoring sites and laboratories in countries around the globe, both for Phase I and

Phase II trials, as well as Phase III trials. We have commenced and expect to continue discussions with several major central laboratory services companies about potential partnering relationships. There are no assurances that we will be able to successfully complete any such partnering relationship or that such a relationship will successfully generate revenue.

Technologies and Products

Saigene Technologies

     In August 2002, we acquired certain technology from Saigene Corporation, including certain DNA-based proprietary technologies, processes and equipment. (See “Saigene Investment Transaction” below and in “Note 14 to the Notes to Consolidated Financial Statements”). This novel intellectual property (patented and patent-pending) includes a proprietary isothermal DNA amplification method (LIDA) and a genetic method for distinguishing live from dead cells.

     Since August 2002, we have been engaged in further research and development efforts with regard to these acquired technologies, and we recently were issued two patents on these technologies by the U.S. Patent and Trademark Office. On January 28, 2003, we were issued U.S. Patent No. 6,511,804, entitled “A Selective Assay for Determining the Identity of Live Microorganisms in a Mixed Culture.” This patent encompasses a technology for discriminating live cells from dead cells and may have potential application towards pathogen detection and testing for drug-resistant microorganisms. We are currently developing a test that can distinguish drug-susceptible from drug-resistant Mycobacterium tuberculosis, the causative agent of tuberculosis infections in humans. This new test would reduce the diagnostic time for a drug-resistant tuberculosis infection from three weeks to only two days.

     In addition, on March 21, 2003, the Company was issued U.S. Patent No. 6,531,300 entitled “Target Amplification of Nucleic Acid with Mutant RNA Polymerase.” This patent encompasses a technology that provides a method to amplify genetic material and may play a strategic role in the Company’s development of proprietary molecular technologies.

     Management believes that the acquisition of these technology assets and associated intellectual property from Saigene may provide potential future value to our company and our business to the extent the technologies can be successfully developed and exploited. As of June 30, 2003, these technology assets currently still require additional development prior to commercialization and their future value, as well as timing of their ongoing development, is dependent upon additional capital being available to fund continuing research and development. We expect to need additional capital to fund continuing research and development efforts related to these technologies, and there are no assurances that such funds will be available to us. In fact, Saigene has informed us that in order to develop and commercialize these technologies, we will likely require in the near term a capital infusion in excess of $5 million. Moreover, management believes that a minimum additional $15 million would be required to achieve regulatory approval and commercialization of these technologies and the technologies that may be acquired under the option agreement. We intend to seek suitable financing to continue research and development efforts, commence the regulatory approval process and commercialization of the technologies, but there can be no assurance that we will be able to obtain such financing, on favorable terms or at all.

     As such, although we believe these technologies are valuable assets, there are no assurances that we will be able to successfully develop these technologies or that they will generate revenue. In addition, even if we are ultimately successful in developing products from these technologies, those products would likely be subject to regulatory approval, and could always be the subject of litigation or other claims from competitors or others with respect to such products or the patents and methodologies upon which they are based.

Other Technologies

     During the 1990’s, we developed an intellectual property position in sweat and saliva collection technologies. In 1998, due to lack of funding and our failure to obtain FDA approval for resultant products, we suspended all further development efforts relating to these technologies and products. We subsequently wrote off the value of these assets on our balance sheet in 1999. We believe there may be potential commercial application for some of these technologies, but we currently have no plans to resume any active development efforts relating to these technologies or products.

     Set forth below is a brief description of some of these technologies:

     SalivaSac® - saliva collection & processing device. This proprietary device, developed by us, collects a non-invasive saliva sample that we had hoped would be able to replace blood and urine testing in various applications. The SalivaSac®, which contains a small quantity of a substance that acts as an osmotic driver, is placed in the mouth and rapidly fills with an ultrafiltrate of saliva that is filtered as it passes through the semi-permeable outer membrane. The resulting fluid is clear, easy to use, and does not contain interfering substances. The SalivaSac®, as a sample collection device, can be combined with currently available testing technologies to permit new, non-invasive diagnostic test applications. We believe the SalivaSac® design has the potential to lend itself to point-of-care diagnostic applications, including as a screening product to detect diabetes in the general population, or as a monitoring product to produce detailed quantitative measurements of blood glucose levels.

     Monitoring Markers of Bone Metabolism. This patented technology involves a method to measure the presence or absence of markers, typically cross-linked amino acids such as pyridinoline, from body fluids such as sweat. The presence of these markers can be considered useful to ascertain possible bone disease states or conditions.

Other Intellectual Property

     In addition to the technologies acquired from Saigene and our patented technologies, we have developed certain computer software and internal procedures and products intended to enhance the quality and effectiveness of our services. Although our intellectual property rights are important to our results of operations, we believe that such factors as the technical expertise, knowledge, ability and experience of our laboratory professionals are more important, and that, overall, these technological capabilities provide significant benefits to our clients.

Customers / Marketing

We provide specialty reference and central laboratory services to, among others, the pharmaceutical and biotechnology industries. We also act as a subcontractor for large central laboratories for our specialty reference laboratory services. In fiscal year 2003, our customers included companies ranging from the world’s largest pharmaceutical companies and biotechnology companies to small and start-up organizations. In fiscal 2003, one customer represented approximately 76% of our total gross revenues (although we currently expect revenues from this customer to decrease in fiscal 2004, both on an absolute and a percentage basis). In addition, for fiscal 2003, our top five customers accounted for approximately 88% of our gross revenues.

Our scientific expertise is an integral and interrelated part of our marketing and sales process. Our Chief Science Officer and our Chief Medical Officer are directly involved in sales and marketing and, as part of the sales process, often are involved with customers at the protocol design stage. Our extensive knowledge in test development and our close collaboration with diagnostic manufacturers frequently allow us to offer novel tests to our clinical research clients before such test are commercially available. Additionally, our affiliation with the Centers for Disease Control through our affiliate, Pacific Biometrics Research Foundation, which allows us to participate in the development of reference methods, creates further expertise that we can bring to bear on our clients’ testing needs. By marketing and selling our expertise, we believe we have a competitive advantage over our competitors.

Contractual Arrangements

Our contracts with customers are, for the most part, either fixed price or fee-for-service with a cap. To a lesser extent, contracts are fee-for-service without a cap. In cases where the contracts are fixed price, we generally bear the cost of overruns, but we benefit if the costs are lower than we anticipated. In cases where our contracts are fee-for-service with a cap, the contracts contain an overall budget for the trial based on time and cost estimates. If our costs are lower than anticipated, the customer generally benefits from the savings. If our costs are higher than estimated, we bear the responsibility for the overrun unless the increased cost is a result of a change requested by the customer, such as an increase in the number of patients to be enrolled or the type or amount of data to be collected.

Contracts may range from a few months to several years depending on the nature of the work performed. For most contracts, a portion of the contract fee is paid at the time the study or trial is started with the balance of the contract fee payable in installments upon the progress of the work completed or achievement of milestones over the study or trial duration. We recognize revenue in the period that we perform the related services.

Most of our contracts may be terminated at any time by the customer either immediately or upon notice. Our contracts typically entitle us to receive payment for fees earned by us up to the time of termination and reimbursement for out-of-pocket costs incurred prior to termination. In certain limited instances, our contracts also entitle us to a termination fee or payment for the costs of winding down the terminated projects.

Most of our contracts also provide for the customer to indemnify us for any third party damages and claims arising from our providing services under the contract. The typical exception to this indemnification is that no indemnification will be provided if the damage or claim results from our negligence or intentional misconduct.

Competition

The specialty reference and central laboratory services industries have many participants ranging from small, limited-service providers to a limited number of full-service laboratories with global capabilities.

For specialty reference laboratory services in our areas of expertise, we primarily compete against in-house departments of pharmaceutical companies, other full-service and limited service specialty and central laboratory services organizations and, to a lesser extent, universities. Many of these organizations have significantly greater resources than we do. Our significant competitors in specialty reference laboratory services include Esoterix Inc., ARUP Laboratories, Synarc, Inc., and the Mayo Clinic.

In the central laboratory services area, we primarily compete against in-house departments of pharmaceutical companies, full-service and limited-service specialty and central laboratory services organizations and, to a lesser extent, universities. Many of these organizations have significantly greater resources than we do and many have international operations. Our significant competitors in central laboratory services include Covance Central Laboratory Services, Inc., PPD, Inc., Quintiles Transnational Corp., Parexel International Corporation, MDS Inc. and Quest Diagnostics Incorporated, among others.

There is significant competition for customers on the basis of many factors for both specialty reference and central laboratory services, including

•	reputation for on-time quality performance,

•	expertise and experience in specific areas,

•	scope of service offerings,

•	strengths in various geographic markets,

•	price,

•	technological expertise and efficient drug development processes,

•	ability to acquire, process, analyze and report data in a time-saving and accurate manner,

•	ability to manage large-scale clinical trials both domestically and internationally,

•	expertise and experience in health economics and outcomes services, and

•	size.

While size and global reach are more important competitive factors in central laboratory services business, we believe that technological expertise is more important for specialty reference laboratory services. Except as to size and international capacity where we know certain other competitors have an advantage, we believe we compete very favorably in a majority of these areas, particularly with respect to our technical expertise in our three specialty areas.

Government Regulation

Our laboratory services are subject to various regulatory requirements designed to ensure the quality and integrity of our laboratory testing in support of clinical trials. The industry standards for conducting clinical laboratory testing are embodied in the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). As a medical test site in the State of Washington, we have established quality assurance programs at our laboratory facilities which monitor ongoing compliance with CLIA. In addition, we are a CAP-certified test site. This certification provides external monitoring for CLIA compliance by the College of American Pathologists (“CAP”) on a yearly basis.

The industry standards for conducting preclinical laboratory testing are embodied in the Good Laboratory Practice (“GLP”) regulations as defined by the FDA. It is management’s experience that the pharmaceutical industry generally does not require compliance with the GLP regulations, other than specific provisions for discrete tests. Although we do not perform testing related to preclinical research, we do comply with specific sections of the GLP regulations, at our discretion, when it is either important to our clients or is perceived by management as advantageous to our quality assurance program.

Our clinical laboratory services are subject to industry standards for the conduct of clinical research and development studies that are embodied in the regulations for Good Clinical Practice (“GCP”). The FDA and other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GCP. Noncompliance with GCP can result in the disqualification of data collection during the clinical trial.

We are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste and radioactive materials, as well as the safety and health of laboratory employees. Our laboratory is subject to applicable federal and state laws and regulations relating to the storage and disposal of all laboratory specimens including the regulations of the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Transportation, the National Fire Protection Agency and the Resource Conservation and Recovery Act. Although we believe that we are currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

In addition to its comprehensive regulation of safety in the workplace, the Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. Our employees receive initial and periodic training focusing on compliance with applicable hazardous materials regulations and health and safety guidelines.

In the past few years, both the United States and foreign governments have become more concerned about the disclosure of confidential personal data. The European Union prohibits the disclosure of personal confidential information, including medical information, to any entity that does not comply with certain security safeguards. The U.S. Department of Health and Human Services recently promulgated final regulations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) that will govern the disclosure of confidential medical information in the United States. We do not process IIHI (Individually Identifiable Health Information) during any phase of our business practices related to clinical testing. We therefore are currently exempt from HIPAA regulations.

The regulations of the U.S. Department of Transportation, the U.S. Public Health Service and the U.S. Postal Service apply to the surface and air transportation of laboratory specimens. We also comply with the International Air Transport Association regulations, which govern international shipments of laboratory specimens. Furthermore, when materials are sent to a foreign country, the transportation of such materials becomes subject to the laws, rules and regulations of such foreign country.

Saigene Investment Transaction

On August 28, 2002, we purchased certain technology, intellectual property and equipment assets from Saigene Corporation pursuant to an asset purchase agreement (the “Saigene Asset Purchase Agreement”). The purchased technologies include certain DNA amplification and cell viability and related technologies and processes.

In consideration for the purchased assets, we issued to Saigene a total of 6,541,430 shares of our common stock, and we issued an additional 458,570 shares of our common stock to certain of Saigene’s designees. In addition, we executed an option agreement with Saigene whereby we have the right, in our sole discretion, to purchase certain additional assets from Saigene in exchange for, at our election, either $5,147,118 in cash, the issuance of an additional 1,715,706 shares of our common stock, or a combination of cash and shares, and the assumption of additional liabilities associated with such transferred assets. We have not exercised the option agreement and it continues in full force and effect.

Further, in connection with the Saigene Asset Purchase Agreement, the following additional actions were taken:

•	We entered into an amended and restated management agreement with Saigene, under which Saigene continues to operate and manage our laboratory in exchange for a monthly management fee of $90,000 (subsequently reduced to $70,000 effective July 1, 2003). This management agreement may be terminated by us or Saigene upon 30 days prior written notice;

•	We agreed with Saigene to terminate a prior purchase agreement, dated June 22, 2000, for the proposed purchase by Saigene of our laboratory operations;

•	Holders of our Series A preferred stock consented to an amendment of the Certificate of Designation with respect to the rights and preferences of the Series A preferred stock, and agreed to convert all accrued dividends (approximately $910,000) on the Series A preferred stock into an aggregate of 150,000 shares of our common stock;

•	We entered into consulting arrangements with Paul Kanan and Terry Giles, former founders and officers;

•	Several of our current and former employees agreed to convert $933,472 of deferred compensation and notes payable into warrants and options to purchase an aggregate of 301,541 shares of our common stock; and

•	Each of Saigene, Paul Kanan, Terry Giles and certain other holders of our common stock agreed not to sell any of our securities until August 28, 2003, except at a price per share equal to or greater than $3.00, in a private transaction, in a transaction solely for estate planning, or, in the event we completed a private financing, at a per share price equal to or greater than the per share price set forth in such private financing.

Subsequently, in December 2002, we entered into an investment agreement with Saigene, reflecting a contribution by Saigene to us toward the development and commercialization of the technologies we acquired from Saigene. Under the terms of this investment agreement, Saigene:

•	executed in our favor a promissory note in the principal amount of $200,000 payable on or before September 30, 2003. The note is payable, at Saigene’s election, either in cash or by the tender of shares of our common stock held by Saigene at an attributed value equal to the greater of $3.00 per share or the average trading price of our common stock over a five day period;

•	assumed a creditor obligation (that we had previously assumed pursuant to the Saigene Asset Purchase Agreement) in the aggregate amount of approximately $229,000;

•	assumed another creditor obligation in the aggregate amount of approximately $150,000; and

•	surrendered for cancellation 10,000 shares of our common stock held in Saigene’s name.

Employees

At June 30, 2003, we had 33 full-time employees and 5 part-time employees for a total of 38 employees, 25 of who were employed in laboratory operations, laboratory administration and client services, 2 were employed in sales, marketing and business development capacities, 3 were employed in research and development and 8 were employed in administrative capacities. One of our employees holds an M.D. degree, three others hold Ph.D.

degrees, and two others hold masters degrees or other postgraduate degrees. None of our employees are represented by labor unions. We believe that our relationships with our employees are good.

In addition, pursuant to the management agreement with Saigene, Saigene currently provides operational and management services for our laboratory, in exchange for a monthly management fee of $90,000 (which was reduced to $70,000 effective July 1, 2003). The management agreement is terminable by us or Saigene upon 30 days prior written notice. Under this management arrangement, Saigene has made available to us the services of five contract employees.

Available Information

We make available free of charge on our website at www.pacbio.com, our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

Risk Factors Affecting the Business of the Company

The following discussion in this Annual Report on Form 10-KSB contains forward-looking statements regarding our company, our business, prospects and results of operations that involve risks and uncertainties. Our actual results could differ materially from the results that may be anticipated by such forward-looking statements and discussed elsewhere in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Report. In evaluating our business, prospects and results of operations, readers should carefully consider the following factors in addition to other information presented in this Report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. See “Cautionary Notice Regarding Forward Looking Statements” above.

We have a working capital deficit and may need to raise additional capital to fund operations during fiscal 2004, and we have received a “going concern” opinion from our independent auditors.

     At June 30, 2003, we had cash, cash equivalents, and accounts receivable totaling $906,934 and a working capital deficit of $684,697. For the fiscal year ended June 30, 2003, we experienced an operating loss of $1,087,164 (although we recorded net earnings of $1,457,344, primarily as a result of $2,244,040 from reversal of a technology license payable). (See “ITEM 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Reversal of Technology License Payable” and “Notes 3 and 13 to Notes to Consolidated Financial Statements.”) We believe that our current cash, cash equivalents, marketable securities, available borrowings under our existing credit facilities and any net cash provided by on-going operations will be sufficient to meet anticipated cash needs for working capital and capital expenditures through fiscal 2004. However, our revenue is unpredictable; a revenue shortfall could deplete our limited financial resources and require us to reduce operations substantially and/or to seek to raise additional funds through equity or debt financings. Additionally, if we desire to invest in our laboratory technology or research and development, we will require as much as $3-5 million in additional financing.

     Our future capital requirements depend upon many factors, including, but not limited to:

•	the timing and number of clinical trials by customers, the number of samples submitted to us for testing, and the amount of revenues generated from these tests;

•	our ability to enter into and build relationships with new customers, and obtain additional projects from existing customers;

•	our ability to participate in and win bids from RFPs (requests for proposals) for clinical tests;

•	capital expenditure requirements, including for research and development efforts, upgrading or replacing laboratory equipment and making investments in information technology;

•	delays or early terminations of clinical testing agreements with customers;

•	our plans to pursue additional business strategies;

•	our ability to manage our cash flow, including by managing or reducing our expenses, such as insurance and professional fees of our accountants and attorneys associated with being a public company; and

•	other business and economic factors that may occur from time to time.

     None of these factors can be predicted with certainty.

     We anticipate that we may need substantial additional debt or equity financing in the future for which we have no current commitments or arrangements. We cannot assure you that any additional financing, if required, will be available in amounts or at times when needed, or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling equity or equity-based securities, the ownership of our existing stockholders will be diluted. Our plans which may or may not occur for financing may include, but are not limited to, any one or more of the following:

•	engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, joint venture or other similar transaction;

•	raising additional capital to fund continuing operations by private placements of equity or debt securities or through the establishment of other funding facilities, which may be on terms unfavorable to us;

•	forming a joint venture with one or more strategic partners to provide additional capital resources to fund operations; and

•	loans from management or employees, salary deferrals or other cost cutting mechanisms.

     Our inability to secure additional financing could have a material adverse effect on whether we would be able to successfully implement our proposed business plan and our ability to continue as a going concern. Our independent accountants have issued a “going concern” emphasis paragraph in their report on our financial statements for the fiscal year ended June 30, 2003, stating that we have suffered recurring losses and have a net working capital deficit. Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern. If additional financing is not available and if we cannot generate sufficient revenue from operations, we may need to change our business plan, significantly reduce or suspend our operations (which may include reducing our operating expenses and downsizing our staff), sell or merge our business, or file a petition in bankruptcy.

During the past several fiscal years, we have depended on one customer for a significant portion of our revenue.

     During fiscal 2003 and fiscal 2002, sales to our largest customer represented approximately 76% and 63% of total sales, respectively. Because our revenue has been concentrated with one large customer, the impact of any contract termination, delay or non-renewal is heightened. Any cancellations, delays or reductions in scope by such a major customer could have a material adverse effect on our revenues. Currently we do not have a significant backlog with this customer and for fiscal 2004 we expect aggregate revenues from this customer to decrease on both an absolute and percentage basis. Although we are actively pursuing and marketing to new customers, if we are unable to obtain new projects from existing or new customers, our revenues and financial performance will be adversely impacted.

If we do not generate new customers and new projects from our business development efforts, our growth may be limited, sales of our services may decrease and our operating results may suffer.

     We generally do not have long-term contracts with customers for our services. In addition, any project we undertake may generally be terminated at any time by the customer on short notice. As a result, it is difficult for us to forecast future sales, and our future revenues depend on our ability to generate new customers and new projects. Our business development efforts are substantially dependent on our ability to effectively manage our time, personnel and resources. In particular, our Chief Science Officer and Chief Medical Officer are often heavily involved in the marketing and business development process, and time that they spend in this area detracts from their available time for laboratory and development work. Our success in business development depends in part on our reputation in the industry and client perceptions (including as to our laboratory capacity and financial health), and also to a degree on personal relationships between us and the customer. With the significant consolidation in the pharmaceutical industry, it is often a long and complex process in finding and meeting with the right person within the customer. We also understand that some companies in the pharmaceutical industry have “preferred vendor” lists, such that a vendor cannot participate in RFPs (requests for proposal) or contract with the company unless the vendor is pre-approved on the list. We are attempting to expand our efforts in this area. If a client or prospective client has negative perceptions about our capabilities, our laboratory capacity or our financial health, this may affect our ability to develop new clients or projects. If our business development efforts are not successful, our revenues and cash flow may decrease and our operating results may suffer.

The loss of our key personnel, including our Chief Science Officer and Chief Medical Officer, could adversely affect our business.

     Our success depends to a significant extent upon the efforts of our senior management team and other key personnel, and in particular Dr. Elizabeth Leary, our Chief Science Officer, and Dr. Mario Ehlers, our Chief Medical Officer. In addition to the services they provide in our laboratory services, Drs. Leary and Ehlers are also important to our business development efforts, both due to their reputations and skills, as well as their contacts and relationships with clients and prospective clients. The loss of the services of such personnel could adversely affect our business. Also, because of the scientific and technical nature of our business, our success is dependent upon our ability to attract and retain technologically qualified personnel. There is substantial competition for qualified personnel, and an inability to recruit or retain qualified personnel may impact our ability to grow our business and compete effectively in our industry.

We may bear financial losses because most of our contracts are of a fixed price nature and may be delayed, terminated or reduced in scope for reasons beyond our control.

     Many of our contracts provide for services on a fixed price or fee-for-service with a cap basis and they may be terminated, delayed or reduced in scope by the other party either immediately or upon notice. Contract termination, delay or reduction in scope may occur for a variety of reasons, most of which are beyond our control, including:

•	the failure of the customer’s products to satisfy safety requirements;

•	unexpected or undesired results of the customer’s products;

•	insufficient patient enrollment by the customer;

•	insufficient investigator recruitment by the customer;

•	the customer’s decision to terminate the development of a product or to end a particular study; and

•	our failure to perform properly our duties under the contract.

Because we primarily receive revenue solely on the basis of the number of clinical samples we test and process, the loss, reduction in scope or delay of a large contract or the loss or delay of multiple contracts could materially adversely affect our business, results of operations, financial condition and cash flows. Our contracts typically entitle us to receive payment for fees earned by us up to the time of termination and reimbursement for out-of-pocket costs incurred prior to termination. In certain limited instances, our contracts also entitle us to a termination fee or payment for the costs of winding down the terminated projects.

We may bear financial risk if we under price our contracts or overrun cost estimates.

     Since our contracts are often structured as fixed price or fee-for-service with a cap, we bear the financial risk if we initially under price our contracts or otherwise overrun our cost estimates. Such under pricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Failure to keep pace with changes in the marketplace may cause us to lose market share and our revenues may decrease.

     The market for specialty reference and central laboratory services is subject to rapid technological change and innovation. In particular, laboratories are regularly developing new assays to incorporate into clinical testing and have to maintain up-to-date laboratory equipment to stay competitive. In developing and enhancing our services, we have made, and will continue to make, assumptions about which features, standards and performance criteria will be attractive to, or demanded by, our customers. If we implement features, standards and performance criteria that are different from those required by our customers or if our competitors introduce products and systems that better address these needs, market acceptance of our offerings may suffer or may become obsolete. In that event, our market share and revenues would likely decrease. In addition, clients are requiring that laboratories maintain secure and sophisticated information technology systems, as a means for storing data and facilitating communication between the laboratory and the client. Although we continue to expend efforts and resources in these areas, there are no assurances that it will be successful in keeping up with customer needs or expectations in this area. In addition, if a client or prospective client has negative perceptions about our abilities in this area based on our balance sheet and financial strength, this may affect our ability to develop new clients or projects. Many of our competitors have greater resources than we do in this area. We are also exploring potential financing to be used to continue to update our laboratory service capability; if we are unsuccessful in raising funds as and when needed, we may, or it may be perceived, that we are less efficient and less economical than our competitors and we may lose business to our competitors. If this occurs, it would have a material adverse effect on our revenues and financial performance.

We may not be able to successfully develop and market new services.

     We may seek to develop and market new services that complement or expand our existing business. If we are unable to develop new services and or create demand for those newly developed services, our future business, results of operations, financial condition and cash flows could be adversely affected.

We operate in a highly competitive industry.

     Competitors in the specialty reference and central laboratory industry range from small, limited-service providers to full service global contract research organizations. Our main competition consists of in-house departments of pharmaceutical companies, full-service contract research organizations, and, to a lesser degree, universities. We compete on a variety of factors, including

•	reputation for on-time quality performance,

•	expertise and experience in specific areas,

•	scope of service offerings,

•	price,

•	technological expertise and efficient drug development processes,

•	ability to acquire, process, analyze and report data in a time-saving and accurate manner,

•	ability to manage large-scale clinical trials both domestically and internationally,

•	expertise and experience in health economics and outcomes services, and

•	size.

     Many of our competitors have greater resources that we do, have global operations and greater name recognition. If we experience significant competition which is based on factors which we do not have in our business, such as global management of projects or size, our business could be materially adversely affected.

Changes in government regulations could decrease the need for our services.

     Governmental agencies throughout the world, but particularly in the United States, highly regulate the drug development and approval process. Our business involves performing safety and efficacy laboratory testing during clinical trials of new pharmaceutical drugs. Clinical trial laboratory data is used by pharmaceutical and biotechnology companies in the submission process to the FDA for the marketing approval of a new drug. Changes in regulations, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures or an increase in regulatory requirements that we have difficulty satisfying, could eliminate or substantially reduce the need for our services. Also, government efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs may have an impact on the drug development and approval process, and our customers may spend less, or reduce their growth in spending, on research and development.

Failure to comply with existing government regulations could result in a loss of revenue or earnings.

     Any failure on our part to comply with applicable government regulations could result in the termination of on-going research or sales and marketing projects or the disqualification of data for submission to regulatory authorities. For example, if we failed to validate analytical test methods performed on samples collected during and in support of a trial or if we fail to comply with GCP (Good Clinical Practice) regulations, the generated test data could be disqualified. If this were to happen, we could be contractually required to repeat the trial at no further cost to our customer, but at substantial cost to us.

Our quarterly operating results may vary.

     Our operating results may vary significantly from quarter to quarter and are influenced by such factors as

•	the commencement, completion or cancellation of large contracts,

•	the progress of ongoing contracts,

•	seasonality (particularly in the summer months as patient enrollment and participation in clinical testing typically decreases coinciding with summer vacations), and

•	changes in the mix of our services.

     We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. While fluctuations in our quarterly operating results could negatively or positively affect the market price of our common stock, these fluctuations may not be related to our future overall operating performance.

We depend on the pharmaceutical and biotechnology industries.

     Our revenues depend greatly on the outsourcing expenditures made by the pharmaceutical and biotechnology industries in research and development. Accordingly, economic factors and industry trends that affect our clients in these industries also affect our business. If companies in these industries were to reduce the number of research and development projects they outsource, our business could be materially adversely affected.

     Our customers in the pharmaceutical and biotechnology industries have experienced significant consolidation over the last several years and we expect that trend to continue. The uncertainty caused by consolidation, before, during and after a business combination can result in product delays, changes in strategy, and consolidation and/or elimination of research and development efforts. Any of these effects can have a materially adverse affect on us if it results in testing delays, sample volume reductions or termination of tests.

We must maintain certifications from our customers in order to be eligible to bid on projects.

     Many of our customers require our laboratories to be tested from time to time for certification that we comply with their internal requirements. If we fail to comply, we will probably be terminated from existing contracts and we will not be eligible to bid on that customer’s future projects. While generally we have been very successful in maintaining certifications and in gaining new certifications, if we fail certification tests, especially for our major customers, our business would be materially adversely affected.

We may expand our business through acquisitions.

     We may review acquisition opportunities. Factors which could affect our ability to grow successfully through acquisitions include

•	difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits,

•	diversion of management’s attention from current operations,

•	the possibility that we may be adversely affected by risk factors facing the acquired companies, and

•	acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common stock to the stockholders of the acquired company, dilutive to the percentage of ownership of our existing stockholders.

We may be affected by potential health care reform.

     In recent years, governments of the United States, Europe and Asia have considered various types of health care reform in order to control growing health care costs. We are unable to predict what legislative proposals will be adopted in the future, if any. Implementation of health care reform legislation that contains costs could limit the profits that can be made from the development of new drugs. This could adversely affect research and development expenditures by pharmaceutical and biotechnology companies which could in turn decrease the business opportunities available to us. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings.

Special reference and central laboratory services create a risk of liability.

     In contracting to work on drug development trials, we face a range of potential liabilities, including

•	errors or omissions in laboratory data being generated relating to the safety and efficacy of the drug, that could affect the regulatory approval of the drug, and

•	errors and omissions during a trial that may undermine the usefulness of a trial or data from the trial.

     While we maintain what we believe is adequate insurance coverage and obtain contractual indemnifications protecting us against liability arising from our own actions (other than negligence or intentional misconduct), we could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim which is not covered by a contractual indemnification provision or which is beyond the level of our insurance coverage. There can be no assurance that we will be able to maintain such insurance coverage at levels or on terms acceptable to us.

We may be subject to further sanctions from the SEC if we fail to comply with the May 10, 2001 Final Judgment.

     On May 10, 2001, a Final Judgment of Permanent Injunction was issued by the United States District Court for the District of Columbia ordering us to (a) file with the SEC, on or before June 29, 2001: (1) our Annual Report on Form 10-KSB for our fiscal year ended June 30, 2000; (2) our Quarterly Reports on Form 10-QSB for our quarters ended March 31, September 30, and December 31, 2000; and (3) such other periodic reports which may become due prior to the entry of the Final Judgment, and (b) file timely and in proper form with the SEC accurate and complete information and reports as are required to be filed under the U.S. securities laws. All such reports were filed on June 29, 2001 and since that date, we have filed all such subsequent reports by the required due dates. Accordingly, we believe we are in compliance with the Final Judgment and we intend to remain so in the future, failing which we might be subject to sanctions from the SEC.

We rely on air transportation and overnight delivery services.

     Our laboratories are heavily reliant on air travel for transport of clinical trial kits and other material and people, and disruption to the air travel system or package delivery system could have a material adverse effect on our business. We generally receive revenue only on the basis of clinical tests actually performed. Accordingly, any non-receipt or delay in receiving testing materials will impact our ability to generate revenue.

The market and liquidity for our shares is limited.

     Our common stock is currently quoted for trading on the OTC Bulletin Board, and as a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock Market or another national exchange.

     Our common stock is also subject to certain rules and regulations relating to “penny stock” (generally defined as any equity security that is not quoted on the Nasdaq Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain “sales practice requirements” for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional “accredited investors”), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent price information for the penny stock held in the account, and certain other restrictions. For as long as our securities are subject to the rules on penny stocks, the market liquidity for such securities could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future.

Our stock price is volatile.

     The trading price of our common stock has fluctuated significantly in the past. The future trading price of our common stock may continue experiencing wide price fluctuations in response to such factors as

•	actual or anticipated fluctuations in revenues or operating results,

•	failure to meet expectations of performance,

•	developments in or disputes regarding copyrights, trademarks, patents and other proprietary rights, and

•	general economic conditions.

We do not intend to pay dividends.

     We have not declared dividends on our common stock in the past, and do not intend to declare dividends on our common stock in the foreseeable future.

ITEM 2.	DESCRIPTION OF PROPERTY.

We lease approximately 15,000 square feet of office and laboratory space in Seattle, Washington for our executive offices and laboratory. This lease has a term of ten years, expiring on October 31, 2007, and carries an average annual rental of approximately $238,000. In addition, under the terms of the lease, we are required to place a $100,000 security deposit in an interest bearing account in our name, with interest earned accruing to us. This amount has been classified as restricted cash on the accompanying consolidated balance sheet and has a current balance of approximately $71,000 as modified by mutual agreement with the landlord.

We believe the leased premises are suitable and adequate for their use. In the opinion of management, the leased premises are adequately covered by insurance.

We do not own any real property. We do not have a policy pertaining to investments in real estate. Our current practice is to invest solely in short-term money market securities.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any pending material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Common Stock

On January 10, 2003, our board of directors approved a 1:3 (one for three) reverse stock split on our common stock. The reverse split was subsequently approved by our stockholders and became effective on March 14, 2003. All shares and per share calculations set forth in this Annual Report on Form 10-KSB reflect the 1:3 reverse stock split.

Our common stock is currently quoted for trading on the OTC Bulletin Board under the symbol “PBME.” Initially, our common stock began trading in October 1996 (subsequent to the initial public offering) on The Nasdaq Stock Market under the symbol “PBMI”. In March 1999, our securities were delisted from The Nasdaq Stock Market as it failed to meet the maintenance requirements for tangible net assets and minimum stock price. The stock subsequently traded and continues to trade on the OTC Bulletin Board. In March 2003, the ticker symbol for the common stock was changed to “PBME” from “PBMI” in connection with the one-for-three reverse stock split.

The following table shows, for each quarter of fiscal 2003 and 2002 , the high and low closing sales prices (as adjusted for the 1:3 reverse stock split effective March 2003) as reported by the OTC Bulletin Board. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	OTC Bulletin Board
	High	Low
Fiscal 2003:
Fourth quarter, ended June 30, 2003	$1.70	$0.52
Third quarter, ended March 31, 2003	$1.10	$0.36
Second quarter, ended December 31, 2002	$0.69	$0.33
First quarter, ended September 30, 2002	$0.75	$0.075
Fiscal 2002:
Fourth quarter, ended June 30, 2002	$0.12	$0.03
Third quarter, ended March 31, 2002	$0.06	$0.03
Second quarter, ended December 31, 2001	$0.06	$0.003
First quarter, ended September 30, 2001	$0.09	$0.03

Holders

As of September 25, 2003, there were 9,145,125 shares of common stock issued and outstanding, held by approximately 187 holders of record.

Dividends

We have never declared or paid any cash dividends with respect to our common stock, and do not plan to do so in the foreseeable future.

There are no dividends accruing on our Series A preferred stock. In September 2002, the holders of Series A preferred stock approved an amendment to the Certificate of Designation with respect to the rights and preferences of the Series A preferred stock to, among other things, convert the then-accrued 8% dividend on the Series A preferred stock into an aggregate of 150,000 shares of common stock and eliminate any further mandatory dividends on the Series A preferred stock.

Our Series B preferred stock accrues dividends at a rate of 8% per annum, compounded quarterly. As of June 30, 2003, we had accrued dividends on the Series B preferred stock of approximately $2,000.

Other than for payment on the accruing dividends on the Series B preferred stock, we anticipate that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends on our equity in the foreseeable future. Any future determination with regard to the payment of dividends will be at the discretion of our board of directors and will be dependent upon our future earnings, financial condition, applicable dividend restrictions and capital requirements and other factors deemed relevant by the board of directors.

Recent Sales of Unregistered Securities

On August 28, 2002, pursuant to the terms of the asset purchase agreement with Saigene Corporation (see “Saigene Investment Transaction” above), we issued to Saigene 6,541,430 shares of our common stock, and an additional 458,570 shares of common stock to certain of Saigene’s designees, as consideration for the purchased assets. The asset purchase agreement, entered into on June 27, 2002, and as amended August 28, 2002, provided for our purchase of certain assets of Saigene, including technology, intellectual property and equipment assets in connection with certain DNA amplification and cell viability and related technologies and processes. We issued the shares of common stock in reliance on the statutory exemption from registration provided by Section 4(2) of the Securities Act.

In connection with the consummation of the transactions contemplated by the asset purchase agreement with Saigene, the holders of our Series A preferred stock consented to an amendment to the Certificate of Designation with respect to the rights and preferences of the Series A preferred stock, and agreed to convert all accrued dividends (approximately $910,000) on the Series A preferred stock into an aggregate of 150,000 shares of our common stock. We issued the shares of common stock in reliance on the statutory exemption from registration provided by Section 4(2) of the Securities Act.

Further, in connection with the consummation of the transactions contemplated by the asset purchase agreement with Saigene, effective August 28, 2002, we entered into agreements with nine current and former executives and employees pursuant to which such persons agreed to convert the full amount of their deferred compensation and notes payable owed by us into shares of our common stock. Pursuant to these agreements, we granted warrants to purchase 117,624 shares of our common stock in consideration for conversion of an aggregate of $352,874 owing in deferred compensation and notes payable, and granted stock options pursuant to our 1996 Stock Incentive Plan to purchase 183,917 shares of common stock upon conversion of $580,598 in deferred compensation. The warrants and options are exercisable at a price of $0.51 per share, and expire on August 27, 2012. The warrants to purchase common stock were granted in reliance on the statutory exemption from registration provided by Section 4(2) of the Securities Act. The stock options were granted pursuant to our 1996 Stock Incentive Plan, pursuant to our Registration Statement on Form S-8 filed on March 18, 1997.

In December 2002, we and Transamerica Business Credit Corporation restructured our debt obligations to Transamerica in the amount of approximately $470,000. In settlement of our prior obligations, we issued to Transamerica 50,000 shares of our common stock, and entered into a new promissory note payable to Transamerica in the principal amount of $245,000. Saigene is a co-maker on the promissory note with us. The promissory note carries an interest rate of approximately 10% and is payable over a 36-month period with final payment due on October 1, 2005. See “Note 7 to Notes to Consolidated Financial Statements.” The shares of common stock were issued to Transamerica in reliance on the statutory exemption from registration provided by Section 4(2) of the Securities Act.

From March 2003 through July 31, 2003, we conducted a private placement for the sale and issuance of up to 1,666,667 shares of our Series B preferred stock at a purchase price of $3.00 per share. The Series B preferred stock is convertible, at the election of the holder on a one-for-one basis into our common stock. In addition, beginning March 11, 2004, we may force the conversion of the Series B preferred stock into common stock, on a one-for-one basis, provided that trading price of the common stock is at least $5.00 per share for ten consecutive trading days. In connection with the private offering, we engaged Joseph Carl Securities, Inc. as placement agent to offer the Series B preferred stock on a best efforts basis. As compensation for the placement agent’s services, we paid the placement agent a cash commission of 8% and a non-accountable expense allowance of 2% of the amount of Series B preferred stock sold. In addition, we agreed to issue to the placement agent one common stock purchase warrant at an exercise price of $3.00 per share, expiring January 31, 2005, for each 10 shares of Series B preferred stock sold in the offering. As of June 30, 2003, we had sold 33,666.66 shares of Series B preferred stock for total net proceeds of $72,920. The private placement expired according to its terms in July 2003, and the placement agent was entitled to receive 3,366 warrants pursuant to the terms of the offering. The shares and warrants were sold and issued solely to accredited investors in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act.

Effective May 31, 2003, we entered into a settlement agreement with our prior landlord in California relating to certain defaults on two prior promissory notes in the aggregate principal amount of approximately $365,000. See “Note 13 to Notes to Consolidated Financial Statements.” As settlement for the prior obligations, we entered into a new promissory note with the landlord in the principal amount of $320,315 and issued to the landlord 16,667 shares of our common stock. The promissory note carries an interest rate of 10% per annum, and is payable over a 26-month period with final payment due not later than July 31, 2005. In addition, as partial security for repayment of the note, we issued a total of 666,666 shares of our common stock into an escrow account, to be released back to us upon payment in full of the promissory note. In addition, for each calendar quarter in which we make aggregate payments on the note of at least $50,000, 83,333 shares will be released to our transfer agent for cancellation. The shares were issued in reliance on the statutory exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our consolidated audited financial statements and related notes for the year ended June 30, 2003, included elsewhere in this Report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Notice Regarding Forward Looking Statements” and “Risk Factors.”

Overview

We provide specialty central laboratory services to support pharmaceutical and diagnostic manufacturers in the conduct of human clinical research, for use in their drug discovery and development efforts. Our clients include a number of the world’s largest multi-national pharmaceutical, biotechnology and diagnostic companies. Our well-recognized specialty areas include cardiovascular disease (dyslipidemia, atherosclerosis, and coronary heart disease), diabetes (and obesity), and bone and joint diseases (osteoporosis and arthritis). Coupled with our specialty testing, we also have central laboratory capability and provide full-service central laboratory support for multi-center clinical trials, including routine safety lab tests (general chemistry, hematology, and urinalysis). Our company is a Delaware corporation, incorporated in May 1996, and we conduct our operations primarily through our wholly-owned subsidiary, Pacific Biometrics, Inc., a Washington corporation.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to our company. For a detailed discussion on the application of these and our other accounting policies, see Note 2 to the Consolidated Financial Statements included in this Report.

Revenue Recognition

We recognize revenue in the period that the related services are performed. Historically, a majority of our net revenues have been earned under contracts which range in duration from six months to eighteen months, but can extend in duration up to two years or longer. Service contracts generally take the form of fixed-price arrangements. Under fixed-price contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of contract pricing terms. Renegotiated amounts are not included in net revenues until earned and realization is assured. We also receive advances from certain customers related to the services to be performed for them. These advances are deferred and recognized as revenue in the period the related services are performed. Estimates of costs to complete are made, as appropriate, to provide for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. All out-of-pocket costs are included in total revenues and expenses.

Bad Debt Allowance

We endeavor to assess and monitor the creditworthiness of our customers to which we grant credit terms in the ordinary course of business. We maintain a provision for doubtful accounts to provide for the possibility that amounts due to us may not be collected. As of June 30, 2003, the allowance for bad debt was approximately 5% of our total accounts receivable. This bad debt provision is monitored on a monthly basis and adjusted as circumstances warrant. As the recorded bad debt provision is based upon management’s judgment, actual bad debt write-offs may be greater or less than the amount recorded. Historically bad debt write-offs have not been material.

Operating Expenses

We segregate our recurring operating expenses among three categories: laboratory and cost of goods sold; selling, general and administrative expenses; and research and development. Laboratory expenses and cost of goods sold consists of appropriate amounts necessary to complete the revenue and earnings process, and includes direct labor and related benefits, other direct costs, and an allocation of facility charges and information technology costs, and depreciation and amortization. Also, laboratory expenses and cost of goods sold includes shipping and handling fees and reimbursable out-of-pocket costs. Laboratory expenses and cost of goods sold, as a percentage of net revenues, tends, and is expected, to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings involving studies conducted during any period of time. Selling, general and administrative expenses include business development activities, sales and marketing expenses and related commissions, and laboratory administration expenses. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, Saigene management fees, legal and accounting fees, advertising and promotional expenses, administrative travel and an allocation of facility charges, information technology costs, and depreciation and amortization. Research and development expenses consist of direct labor and related benefits, supplies, legal fees for patent applications, travel expenses, and depreciation and amortization.

We depreciate equipment and computers over three to five years, while leasehold improvements are depreciated over the remaining life of the lease or ten years. This estimate of a three to five-year useful life on equipment and computers and a useful life based on the remaining years left on the building lease for leasehold improvements reflects management’s judgment that these useful life periods reflect a reasonable estimate of the life over which the equipment, computers and leasehold improvements will be used by us. However, the amount of depreciation expense we record in any given period will change if our estimates of the useful life of our equipment, computers or leasehold interests were to increase or decrease.

Impairment of Assets

Our long-lived assets consist of LIDA and cell viability technologies. We review our long-lived assets for impairment on a yearly basis or when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon our judgment of our ability to recover the asset from the expected future undiscounted cash flows of the related operations. Actual future cash flows may be greater or less than estimated. If the sum of expected future cash flows is less than the carrying amount of the asset, a loss is recognized. During the year ended June 30, 2003, we did not recognize a loss on any of our long-lived assets.

There have been no material changes to our critical accounting policies and estimates since June 30, 2002. For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto for the year ended June 30, 2003, included in this Form 10-KSB.

Results of Operations for the Years Ended June 30, 2003 and 2002

Revenues

Years Ended
	June 30,
Dollars in thousands,			$	%
rounded to nearest thousand	2003	2002	Change	Change

Revenues	$5,765	$4,405	$1,360	31%

Our revenues consist of revenues generated from clinical trials testing services and revenues generated from the provision of diagnostic services. The approximately 31% increase in fiscal 2003 revenues over fiscal 2002 was primarily attributable to an increase in the size and number of clinical trials testing services we performed.

During fiscal 2003, revenue generated from clinical trials testing services accounted for approximately 89% of our total revenues. Revenue generated from the provision of diagnostic and other services accounted for approximately 11% of our total revenues during the same period. Historically, over 90% of our total revenues have been generated from clinical trials. We expect that clinical trials will continue to account for a significant portion of our revenues in the future.

In February 2002, we entered into a master services agreement with a large pharmaceutical company to provide laboratory research services from time to time based on specifications to be included in one or more work orders submitted by the pharmaceutical company. There is no guaranteed minimum number of work orders or revenues to us under this agreement. Each work order is separately negotiated with the pharmaceutical company and is usually limited to a specific project with limited duration. For the 2003 fiscal year, we provided services through work orders under this agreement aggregating approximately $4,397,000. Services provided to this customer accounted for approximately 20% of our outstanding accounts receivable balance of approximately $467,000 as of June 30, 2003. This customer accounted for approximately 76% and 63% of the revenues for the fiscal years ended June 30, 2003 and 2002, respectively. Currently we do not have a significant backlog with this customer and for fiscal 2004 we expect aggregate revenues from this customer to decrease on both an absolute and percentage basis.

We generally do not have any long-term contracts or agreements with our customers. Each contract is negotiated separately with the pharmaceutical manufacturer or research organization and is usually limited to a specific project with limited duration. The cancellation of any contracts with existing customers or the failure to replace such contracts upon expiration or termination could have a material adverse effect on our laboratory operations.

Laboratory Expenses and Cost of Goods Sold:

	Years Ended
	June 30,
Dollars in thousands,			$	%
rounded to nearest thousand	2003	2002	Change	Change

Laboratory Expenses and Cost of Sales	$2,801	$2,055	$746	36%
Percentage of Revenues	49%	47%

Laboratory expenses and cost of goods sold in actual dollar amounts increased approximately 36% over fiscal 2002. The increase was primarily attributable to increased expenses incurred in meeting the increased demand in the size and number of clinical trials testing services we performed during the period. As a percentage of revenue, laboratory expenses and cost of goods sold remained relatively stable at approximately 49% in fiscal 2003 compared to approximately 47% in fiscal 2002.

Laboratory expenses and cost of goods sold consisted primarily of payment of salaries and related benefits to employees performing analysis of clinical trial samples, the cost of supplies for analysis of clinical trial samples, payments to subcontractors of laboratory services and payment of business and occupation taxes. During the years ended June 30, 2003 and 2002, respectively, salaries and related benefits accounted for approximately 37.7% and 27.3% of total cost of sales, lab supplies were approximately 26.0% and 30.1%, and outside services were approximately 16.8% and 16.9%. The increase in salaries and benefits between the comparable periods was primarily attributable to an increase in the number of employees in this area.

Research and Product Development:

Years Ended
	June 30,
Dollars in thousands,			$	%
rounded to nearest thousand	2003	2002	Change	Change

Research and Product Development	$214	$26	$188	723%
Percentage of Revenues	4%	1%

Research and product development expenses in actual dollar amounts increased to approximately $214,000 in fiscal 2003 from approximately $26,000 in fiscal 2002, reflecting an increase of approximately $188,000, or 723%, year over year. The increase is primarily attributable to an increase in compensation expense due to hiring of three new employees, and to a lesser extent, increases in depreciation on equipment acquired from Saigene and legal fees associated with patents on technology acquired from Saigene.

Research and development expenses for fiscal 2003 consisted mainly of expenditures we made in developing technology acquired from Saigene in August 2002. Compensation expense accounted for approximately 65% of the total research and development expenses in fiscal 2003. We had minimum research and development expenses for fiscal 2002. We anticipate that we will continue to incur research and development expenses related to the technology acquired from Saigene. However, if we are unable to increase revenues or raise additional funding to continue to fund our existing research and development efforts, we will seek to reduce our research and development efforts and expenses.

Selling, General and Administrative Expense:

	Years Ended
	June 30,
Dollars in thousands,			$	%
rounded to nearest thousand	2003	2002	Change	Change

Selling, General and Administrative Expense	$3,837	$1,497	$2,340	156%
Percentage of Revenues	67%	34%

Selling, general and administrative expense (“SG&A”) in actual dollar amounts increased by approximately 156% between 2003 and 2002. Selling, general and administrative expenses represented approximately 67% percent of revenue in fiscal 2003, compared to approximately 34% in fiscal 2002. The overall increase is primarily attributable to the payment of approximately $1,250,000 in management fees under the terms of a management agreement with Saigene. These expenses also increased due to increased compensation expense associated with the hiring of our Chief Executive Officer, our Chief Medical Officer and a Business Development Representative during fiscal 2003, and to a lesser extent, increased accounting and legal fees incurred in connection with the Saigene asset purchase acquisition, consulting expenses beginning August 2002 from our consulting agreements with Terry Giles (a former director of the Company) and Paul Kanan (a director and former officer of the Company) of $10,000 and $3,000 per month, respectively, our public reporting obligations, increased sales commissions and our negotiation of settlements with certain of our creditors. SG&A salary, benefits and commissions were approximately $1,300,000 for fiscal 2003, compared to approximately $668,000 for fiscal 2002. Of the approximate $632,000 increase in salary, approximately two-thirds (2/3) is attributable to the addition of our Chief Executive Officer, our Chief Medical Officer, and an additional Business Development Representative during fiscal 2003. The remaining approximately one-third (1/3) is generally the result of, increased consulting expense and an increase in compensation expense related to variable pricing rules for stock options. (See “Note 11 to Notes to Consolidated Financial Statements” in this Report).

On May 3, 2002, the Board of Directors voted to reprice all outstanding options to purchase common stock to the then current market price, which was $0.06 on that day. As of June 30, 2003, 97,194 of these options remained outstanding. For fiscal 2003, we recognized approximately $182,000 in compensation expense to adjust these options to fair market value, compared to approximately $2,000 in fiscal 2002. In the future, the amount of compensation expense we recognize will fluctuate based on the value of our common stock and the number of options that are outstanding as of each valuation date. (See Note 11 to Notes to Consolidated Financial Statements in this Report).

We anticipate selling, general and administrative expenses to remain relatively steady quarter to quarter in the near term during fiscal 2004. However, compared with fiscal 2003, we expect SG&A expenses for fiscal 2004 to decrease, given the non-recurring expenses related to the Saigene transaction incurred in fiscal 2003. Notably also, effective on July 1, 2003, we entered into an amendment to the management agreement with Saigene to reduce the monthly fees payable to Saigene from $90,000 to $70,000 per month. This expense decrease will be partially offset by further increases in compensation expense due to our hiring of a new Chief Financial Officer in June 2003. If we are unable to increase revenues or obtain financing in amounts sufficient to fund operations, we intend to institute measures to reduce selling, general and administrative expenses.

Other Income:

	Years Ended
	June 30,
Dollars in thousands,			$	%
rounded to nearest thousand	2003	2002	Change	Change

Other Income	$2,545	$123	$2,422	1,969%
Percentage of Revenues	44%	3%

Total other income in actual dollar amounts increased approximately $2,422,000 in fiscal 2003 over fiscal 2002. The increase was primarily attributable to our reversing the reserve and removing the $2,244,040 contingent liability relating to 3M from the balance sheet. (See “– Liquidity and Capital Resources – Reversal of Technology License Payable” below and “Note 13 to Notes to Consolidated Financial Statements.”) Other items impacting the increase in other income in fiscal 2003 include one-time gains on the restructuring of certain outstanding debt of approximately $169,000, approximately $(118,000) in net interest expense, and approximately $21,000 of rent and fees paid to us by Saigene. In addition, primarily during the third quarter of fiscal 2003, we reassessed all of our existing liabilities and wrote off some of our old accounts payable and an old lease obligation, resulting in a one-time gain associated with the write-off in the amount of approximately $228,000.

In fiscal 2002, other income (expense) included net interest expense of approximately $(159,000), offset by fees paid to us by Saigene in consideration of extending the deadline for purchase of the laboratory of approximately $190,000, sublet rental income from Saigene of approximately $71,000, and other income aggregating approximately $20,000.

Net Earnings:

Years Ended
	June 30,
Dollars in thousands,			$	%
rounded to nearest thousand	2003	2002	Change	Change

Net Earnings	$1,457	$950	$507	53%

Net earnings in actual dollar amounts was approximately $1,457,000 in fiscal 2003 compared to approximately $950,000 in fiscal 2002, representing an increase of approximately $507,000 or 53% between the comparable periods. The change in net earnings is primarily attributable to our reversing the prior reserve and removing the $2,244,040 contingent liability relating to 3M from the balance sheet. (See
“– Liquidity and Capital Resources – Reversal of Technology License Payable” below and “Note 13 to Notes to Consolidated Financial Statements.”)

Excluding the reversal of the contingent liability of $2,440,040, we had a net loss of approximately $(983,000), reflecting the increase in selling, general and administrative expense (discussed above), which included the management fees paid to Saigene and the increased compensation expense associated with the hiring of our new Chief Executive Officer, our Chief Medical Officer and a Business Development Representative during fiscal 2003, and to a lesser extent, increased accounting and legal fees incurred in connection with the Saigene asset purchase acquisition, our public reporting obligations and negotiation of settlements with certain creditors.

The change in net earnings is also affected by our increase in revenue for the comparable periods, more than offset by the increase in selling, general and administrative expense in fiscal 2003 over fiscal 2002. Other items having a lesser impact on the change in net earnings include increased research and product development expenses in fiscal 2003 over fiscal 2002, and other income (expense) items.

Liquidity and Capital Resources:

Our operations historically have primarily been funded through revenues generated from operations and from the sale and issuance of our common stock and preferred stock from time to time.

As of June 30, 2003, our cash and cash equivalents were approximately $440,000 and we had approximately $467,000 in accounts receivable, compared to cash and cash equivalents of approximately $271,000 and approximately $990,000 in accounts receivable as of June 30, 2002. Total liabilities as of June 30, 2003 were approximately $2,714,000 compared to approximately $6,064,000 as of June 30, 2002. The improvement in our cash and cash equivalents is primarily attributable to collections on our accounts receivable and increases in accounts payable and accrued expenses, offset by losses from operations, purchases of equipment and laboratory supplies, and payments on notes payable.

As of June 30, 2003, we also had restricted cash of approximately $71,000. The restricted cash represents a security deposit that we were required to set aside in connection with the office lease we signed in 1997 for office space in Seattle, Washington. Our Seattle office lease expires in July 2007, and we are obligated to maintain the restricted cash security deposit through the term of the lease.

As of June 30, 2003, we had negative working capital of approximately $685,000, compared to negative working capital of approximately $4,714,000 at June 30, 2002. The improvement in working capital is attributable to a reversal of a contingent liability reserve in the amount of $2,244,040 and decreases in our notes payable due in part to negotiation of settlements with certain creditors and payments on notes payable, partially offset by increases in accounts payable and accrued liabilities and decreases in accounts receivable. For fiscal 2002 and each of the first three quarters of fiscal 2003, we had included on our balance sheet as a current liability a reserve for a potential obligation to 3M in the amount of $2,244,040 under a prior license agreement. (See “Reversal of Technology License Payable” and “Note 13 to Notes to Consolidated Financial Statements.”) We believe based on advice of legal counsel that the applicable statute of limitations with respect to this license agreement has expired and that the likelihood of liability to 3M is remote. Accordingly, at June 30, 2003, we reversed the reserve.

Net cash provided from operating activities was approximately $437,000 for the year ended June 30, 2003. Our investing activities used approximately $(72,000) for the year ended June 30, 2003 primarily for the purchase of capital equipment. Cash flow used by financing activities was approximately $(196,000) for the year ended June 30, 2003, consisting primarily of approximately $73,000 net raised in our Series B Preferred Stock offering, approximately $(272,000) used to make payments on notes payable and lease obligations, and approximately $4,000 in proceeds from exercise of stock options.

During 2003, we also incurred approximately $254,000 in capital leases to acquire equipment for use in our laboratory, issued 183,917 stock options and 117,624 warrants as consideration for cancellation of approximately $933,000 in deferred compensation, issued 150,000 shares of common stock in exchange for approximately $910,000 of accrued dividends on Series A Preferred Stock, entered into approximately $75,000 of notes payable in exchange for outstanding accounts payable, received donated equipment valued at approximately $71,000, and issued 7,000,000 shares of common stock and provided other consideration in exchange for technology, intellectual property and equipment assets from Saigene. (See “Saigene Investment Transaction” and “Note 14 to the Notes to Consolidated Financial Statements.”)

Saigene has informed us that in order to develop and commercialize the technology that we acquired from Saigene in August 2002, we will likely require in the near term a capital infusion in excess of $5 million. Moreover, management believes that an additional $15 million over the next two years would be required to achieve regulatory approval and commercialization of the technologies acquired from the Saigene in August 2002, as well as the additional technologies that may be acquired under the option agreement with Saigene. We intend to seek suitable financing to continue research and development efforts, commence the regulatory approval process and commercialization of the technologies, but there can be no assurance that we will be able to obtain such financing, on favorable terms or at all.

From March 2003 through July 31, 2003, we sought to raise up to $5 million in a private offering of up to 1,666,667 shares of our Series B, 8% convertible, cumulative redeemable, preferred stock (the “Series B Preferred Stock”) at a purchase price of $3.00 per share to accredited investors. Dividends accrue on the Series B Preferred Stock at the rate of 8% per annum, compounded quarterly. Each share of Series B Preferred Stock is convertible at any time in the holder’s discretion into one share of our common stock, and is convertible by us at any time after the one year anniversary of the date of the offering when the closing price of our common stock is at least $5.00 per share for a period of at least ten consecutive trading days. Holders of shares of Series B Preferred Stock are entitled to receive a liquidation preference of $3.00 per share on such shares after the holders of Series A preferred stock have received their full liquidation preferences. We engaged a placement agent to offer the Series B Preferred Stock on a best efforts basis, and as partial consideration for its services, we agreed to grant to the placement agent warrants to purchase shares of common stock, at an exercise price of $3.00 per share, equal to 10 percent of the number of shares of Series B Preferred Stock sold in the offering. As of June 30, 2003, we sold and issued 33,666.66 shares of Series B Preferred Stock for total net proceeds of $72,920, entitling the placement agent to warrants to purchase 3,366 shares of common stock. As of June 30, 2003, we accrued approximately $2,000 in dividends on the issued and outstanding shares of Series B Preferred Stock. We intend to use the funds received from the offering for working capital. The private placement expired according to its terms on July 31, 2003 with no additional shares of Series B Preferred Stock sold.

We also have 1,550,000 shares of Series A preferred stock issued and outstanding. In August 2002, the holders of Series A preferred stock approved an amendment to the Certificate of Designation to modify certain mandatory conversion rights, eliminate dividend rights and eliminate the right of the holders of the Series A preferred stock to designate a director to our board of directors. As such, in August 2002, all accrued and unpaid dividends on the Series A preferred stock at that time (approximately $910,000) were converted into 150,000 shares of our common stock, and the Series A preferred stock no longer accrues mandatory dividends. Each share of Series A preferred stock is entitled to a liquidation preference of $2.00 per share. Each share of Series A preferred stock is convertible at the option of the holder at any time, into one-third share of common stock, and is convertible at our option into one-third share of common stock when the closing price of our common stock is at least $6.00 or more for thirty consecutive trading days. For the year ended June 30, 2003, we did not declare dividends payable on the Series A preferred stock and we do not intend to declare dividends for the 2004 fiscal year.

In December 2002, we entered into a settlement agreement with Transamerica Business Credit Corporation relating to rental payments owed on a capital leasing facility. In connection with the settlement agreement, among other things we issued a secured promissory note in the amount of $245,000 in favor of Transamerica. Saigene is a co-maker on the promissory note with us. The promissory note carries an interest rate of approximately 10% and is payable monthly over a 36-month period with final payment due on October 1, 2005. For the fiscal year ended June 30, 2003, we made required payments of $20,000 and the principal balance as of June 30, 2003 was approximately $241,000. See “Note 8 to Notes to Consolidated Financial Statements.”

In May 2003, we and Saigene entered into a settlement agreement with our prior landlord relating to certain defaults on two outstanding promissory notes. (See “Note 13 to Notes to Consolidated Financial Statements.”) Under the terms of the settlement, we issued to the landlord a new promissory note in the principal amount of approximately $320,000 and cancelled the prior notes. The new promissory note bears interest at a rate of 10% per annum, and is payable over a 26-month period with final payment due not later than July 31, 2005. As part of the settlement, we also issued to the landlord 16,667 shares of our common stock, and we placed 666,666 shares of our common stock in escrow to secure payment of the new promissory note. The shares held in escrow will be released to our transfer agent for cancellation at the rate of 83,333 shares for each calendar quarter that we make payment of at least $50,000 under the terms of the promissory note. Upon payment of the promissory note in full, all remaining shares in escrow will be returned to our transfer agent for cancellation.

Subsequent to the 2003 fiscal-year end, we entered into a loan and security agreement with Franklin Funding, Inc., providing for a non-revolving line of credit of up to $250,000. This line of credit is secured by certain of our equipment and does not impose any financial covenants. All borrowings under the line of credit must be made by November 15, 2003. Borrowings under the line of credit bear interest at a rate of 17.64% per annum and are repayable monthly based on a 36-month amortization schedule, with final payment due on August 5, 2006. As additional consideration for the credit facility, we agreed to grant to the lender stock purchase warrants to purchase up to an aggregate of 25,000 shares of common stock, on the basis of warrants for 5,000 shares for each $50,000 in principal amount borrowed. The exercise price for the warrants is the fair market value of our common stock as of the respective date of grant, and the warrants have a term of ten years from the respective date of grant. As of September 25, 2003, we had borrowed $150,000 in aggregate principal amount, entitling the lender to warrants to purchase 15,000 shares of common stock.

Our auditors added an explanatory paragraph to their opinion on our fiscal 2003 financial statements stating that there was substantial doubt about our ability to continue as a going concern. There can be no assurance that our efforts to monitor expenses and generate revenue will be successful. We are currently seeking to raise financing to fund operations. However, in the current market condition, raising capital has been, and will continue to be difficult. As noted above, we did not raise sufficient financing from our Series B Preferred Stock private placement. (See also “Note 3 to the Notes to the Consolidated Financial Statements.”) There can be no assurance that we will raise sufficient financing from any equity or debt financing to help fund operations during the near term. Accordingly, management will need to contemplate other alternatives to enable us to fund continuing operations, including, but not limited to, exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans from management or employees, salary deferrals or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. None of these potential alternatives may be available to us, or may only be available on unfavorable terms. If we are unable to obtain sufficient cash to continue to fund operations, we may be forced to seek protection from creditors under the bankruptcy laws and/or cease operations. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reversal of Technology License Payable

In December 1997, we entered into an exclusive license agreement and supply agreement with Sudormed, Inc. The technology licensed from Sudormed was the basis for our development of our sweat and saliva products. Due to a lack of funding and the failure to obtain FDA approval for the products, all development efforts relating to the products were suspended in August 1998. The license agreement required us to make a $1.6 million license payment in December 1998, which was subsequently extended to March 1999. In May 1999, Sudormed terminated the license agreement and the supply agreement due to our failure to make the $1.6 million license payment.

The Minnesota Mining and Manufacturing Company (“3M”) manufactured certain of the products that Sudormed supplied to us pursuant to the supply agreement. As described above, Sudormed terminated both the license agreement and the supply agreement in May 1999 due to our failure to make required payments. 3M subsequently foreclosed upon certain assets of Sudormed and became a party in possession of secured property of Sudormed. In May 2000, 3M notified us that, in its capacity as a secured party in possession of the Sudormed assets, it demanded payment in full of the $1.6 million plus accrued interest and fees due under the Sudormed license agreement. We dispute 3M’s demand, and will vigorously defend any action that 3M may bring. We have not had any correspondence or communication with 3M since 2000, and to our knowledge no action has been filed.

During fiscal 2003, we reassessed our potential liability to 3M. We believe based on advice from legal counsel that any claims by 3M under the license agreement are now barred by the applicable statute of limitations (having expired in the third and fourth quarters of fiscal 2003), and accordingly that the likelihood of liability to 3M is remote. We previously reserved on our balance sheet a contingent liability in the amount of $2,240,040, representing the full potential amount owing under the technology license plus accrued interest and fees. At June 30, 2003, we reversed the reserve and removed the contingent liability from the balance sheet.

Item 7.	Financial Statements.

Financial Statements are listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB, beginning at page F-1.

Item 8.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Information called for by Part III, Item 9, is included in our Information Statement to be filed within 120 days of June 30, 2003 (our fiscal year end), and is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

Information called for by Part III, Item 10, is included in our Information Statement to be filed within 120 days of June 30, 2003 (our fiscal year end), and is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information called for by Part III, Item 11, is included in our Information Statement to be filed within 120 days of June 30, 2003 (our fiscal year end), and is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information as of June 30, 2003, regarding Company common stock that may be issued upon the exercise of options, warrants and other rights under our equity compensation plans. See also “Notes 11 and 12 to Consolidated Financial Statements” included in this Report.

	(a)
	No. of Shares	(b)	(c)
	to be Issued	Weighted Average	No. of Shares Available
	Upon Exercise of	Exercise Price of	for Future Issuance,
	Outstanding Options,	Outstanding Options,	excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in Column (a)

Equity Compensation Plans Approved by Stockholders (1)	281,111	$0.35	289,988
Equity Compensation Plans Not Approved by Stockholders	339,472	0.34	—
TOTAL	620,583	$0.34	289,988

(1)	Consists solely of the Pacific Biometrics, Inc. 1996 Stock Incentive Plan.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information called for by Part III, Item 12, is included in our Information Statement to be filed within 120 days of June 30, 2003 (our fiscal year end), and is incorporated herein by reference.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

1.1	Placement Agent Agreement, dated February 3, 2003, between Joseph Carl Securities and the Company (1)

1.1A	Amendment to Placement Agent Agreement, dated June 14, 2003, between Joseph Carl Securities and the Company

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended – includes (a) Amended and Restated Certificate of Incorporation dated July 9, 1996, (b) Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock, dated as of August 28, 2002, (c) Certificate of Amendment to Restated Certificate of Incorporation, dated February 14, 2003, and (d) Certificate of Designation for Series B Convertible Preferred Stock, dated as of March 6, 2003 (1)

3.2	Amended and Restated By-Laws of the Company (2)

4.1	Specimen Stock Certificate (2)

10.1	1996 Stock Incentive Plan, as amended

10.2	Part Time Employment Agreement, dated April 1, 2001, by and between the Company and Elizabeth Teng Leary, Ph.D.

10.3	Office Lease, dated April 23, 1997, by and between Tom Kane and Elsa Kane and Pacific Biometrics, Inc. (3)

10.4	Asset Purchase Agreement, dated as of June 27, 2002, by and among the Company, PBI-WA and Saigene Corporation. (4)

10.5	Amendment Number One to Asset Purchase Agreement, dated as of August 28, 2002, by and among the Company, Saigene, and PBI-WA. (5)

10.6	Amended and Restated Management Agreement, dated as of August 28, 2002, by and among the Company, Saigene, and PBI-WA. (5)

10.6A	Amendment No. 1 to Amended and Restated Management Agreement, dated as of June 18, 2003, by and among the Company, Saigene, and PBI-WA

10.7	Consulting Agreement, dated as of August 28, 2002, between Terry M. Giles and the Company (5)

10.8	Consulting Agreement, dated as of August 28, 2002, between Paul G. Kanan and the Company (5)

10.9	Promissory Note, dated as of August 28, 2002, in the principal amount of $219,109, by PBI-WA in favor of Saigene. (5)

10.10	Amended and Restated Financing Agreement, dated as of October 1, 2002, by and among the Company, Transamerica Technology Finance Corporation, successor in interest to Transamerica Business Credit Corporation, and Saigene Corporation. (6)

10.11	Restructure Agreement, dated as of October 1, 2002, by and among the Company, Transamerica Technology Finance Corporation, successor in interest to Transamerica Business Credit Corporation, and Saigene Corporation. (6)

10.12	Amendment to Warrant Agreements, dated as of October 1, 2002, by and among the Company, Transamerica Technology Finance Corporation, successor in interest to Transamerica Business Credit Corporation, and Saigene Corporation. (6)

10.13	Promissory Note, dated as of October 1, 2002, in the principal amount of $245,000 in favor of Transamerica Technology Finance Corporation. (6)

10.14	Investment Agreement, dated as of December 19, 2002, by and between Saigene Corporation and the Company (6)

10.15	Settlement Agreement, dated May 31, 2003, by and between Makena Commercentre II, LLC, Makena Partners, the Company, PBI-WA, and Saigene Corporation

10.16	Promissory Note, dated May 31, 2003, in favor of Makena Commercentre II, LLC, by and between the Company, PBI-WA, and Saigene Corporation

10.17	Escrow Agreement, dated May 2003, by and between U.S. Bank Trust National Association, the Company, Makena Commercentre II, LLC, and Makena Partners

10.18	Loan and Security Agreement, dated August 5, 2003, by and between the Company and Franklin Funding, Inc.

10.19	Option Agreement, dated August 28, 2002, by and between the Company and Saigene Corporation

21.1	Subsidiaries of Pacific Biometrics, Inc. (2)

23.1	Consent of Grant Thornton LLP

31.1	Certification by Ronald R. Helm, Chief Executive Officer

31.2	Certification by Michael Carrosino, Chief Financial Officer

32.1	Certification by Ronald R. Helm, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Michael Carrosino, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibits of Registrant’s Quarterly Report on Form 10QSB for the quarter ended March 31, 2003, filed on May 15, 2003.

(2)	Incorporated by reference to Exhibits of Registrant’s Registration Statement on Form SB-2, Registration No. 333-11551

(3)	Incorporated by reference to Exhibits of Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997

(4)	Incorporated by reference to Exhibits of Registrant’s Current Report on Form 8-K filed on July 3, 2002.

(5)	Incorporated by reference to Exhibits of Registrant’s Current Report on Form 8-K filed on September 6, 2002.

(6)	Incorporated by reference to Exhibits of Registrant’s Quarterly Report on Form 10QSB for the quarter ended December 31, 2002, filed on February 14, 2003.

(b)	Reports on Form 8-K

     We filed a Current Report on Form 8-K on May 8, 2003 reporting our press release on May 6, 2003 in which we announced our financial results for our third fiscal quarter ended March 31, 2003.

ITEM 14	CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2003.

PACIFIC BIOMETRICS, INC.

By:	/s/ Ronald R. Helm

Ronald R. Helm
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Ronald R. Helm	Chief Executive Officer, President, and Director	September 26, 2003
(Principal Executive Officer)
Ronald R. Helm

/s/ Michael Carrosino	Chief Financial Officer and Treasurer	September 26, 2003
(Principal Financial Officer and
Michael Carrosino	Principal Accounting Officer)

/s/ Michael L. Hartzmark	Director	September 26, 2003

Michael L. Hartzmark

/s/ Paul G. Kanan	Director	September 26, 2003

Paul G. Kanan

/s/ Richard W. Palfreyman	Director	September 26, 2003

Richard W. Palfreyman

/s/ Timothy A. Wudi	Director	September 26, 2003

Timothy A. Wudi

PACIFIC BIOMETRICS, INC.

Form 10-KSB Annual Report

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Pacific Biometrics, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Pacific Biometrics, Inc. as of June 30, 2003 and 2002 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Biometrics, Inc. as of June 30, 2003 and 2002, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced significant losses from operations in prior years and has experienced cash flow shortages. Additionally, the Company has reported deficiencies in working capital and stockholders’ equity. The Company also has significant amounts of debt that are past due as of June 30, 2003. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Seattle, Washington
August 26, 2003

PACIFIC BIOMETRICS, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$440,326	$270,951
Accounts receivable, net of allowance for doubtful accounts of $23,965 and $25,543, respectively	466,608	990,311
Note receivable from related party	200,000	—
Inventories	158,104	—
Prepaid expenses and other assets	73,176	75,314

Total current assets	1,338,214	1,336,576
Property and equipment, net	433,060	98,543
Other assets:
Restricted cash	71,074	70,346
Technology assets	476,874	—

Total assets	$2,319,222	$1,505,465

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$792,420	$508,968
Accrued liabilities	563,778	371,445
Dividends payable	1,558	909,828
Deferred compensation	—	295,368
Advances from customers	310,948	203,418
Technology licenses payable	—	2,244,040
Capital lease obligations - current portion	58,239	467,507
Notes payable to related parties - current portion	123,576	552,171
Other notes payable - current portion	172,392	498,183

Total current liabilities	2,022,911	6,050,928
Capital lease obligations - long term portion	208,717	13,456
Notes payable to related parties - long term portion	11,775	—
Other notes payable - long term portion	470,696	—

Total liabilities	2,714,099	6,064,384

Stockholders’ deficit:
Preferred stock, Series A $0.01 par value, 5,000,000 shares authorized, 1,550,000 shares issued and outstanding, liquidation preference of $2.00 per share, aggregating $3,100,000	15,500	15,500
Preferred stock, Series B $0.01 par value, 5,000,000 shares authorized, 33,666.66 shares issued and outstanding at June 30, 2003 and none outstanding at June 30, 2002, liquidation preference of $3.00 per share, aggregating $101,000 at June 30, 2003	337	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 9,218,458 shares issued and outstanding at June 30, 2003 and 3,810,171 issued and outstanding at June 30, 2002	263,189	38,102
Additional paid-in capital	20,421,642	17,939,666
Accumulated deficit	(21,094,843)	(22,552,187)
Treasury stock	(702)	—

Total stockholders’ deficit	(394,877)	(4,558,919)

Total liabilities and stockholders’ deficit	$2,319,222	$1,505,465

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30,

	2003	2002

Revenues	$5,764,932	$4,405,131

Laboratory expense and cost of goods sold	2,801,188	2,055,375

Gross Margin	2,963,744	2,349,756

Operating expenses:
Research and product development	213,635	25,589
Selling, general and administrative	3,837,273	1,496,787

Operating (loss) income	(1,087,164)	827,380

Other income (expense):
Interest expense	(118,399)	(159,906)
Interest income	760	1,240
Other income	248,723	281,455
Gain on troubled debt restructuring	169,384	—
Reversal of technology license payable	2,244,040	—

	2,544,508	122,789

Net earnings before tax expense	1,457,344	950,169

Tax expense	—	—

Net earnings	$1,457,344	$950,169

Preferred stock dividend accrued	(1,558)	(248,000)

Net earnings applicable to common stockholders	$1,455,786	$702,169

Net earnings per share:
Basic earnings per share	$0.20	$0.55

Diluted earnings per share	$0.17	$0.53

Weighted average common shares outstanding:
Basic	7,315,103	1,270,057

Diluted	8,333,313	1,796,416

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$1,457,344	$950,169
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	89,640	67,886
Loss on disposal of property and equipment	—	1,110
Gain recognized on troubled debt restructuring	(169,384)	—
Reversal of technology license payable	(2,244,040)	—
Gain on restructuring of capital leases	(22,018)	—
Compensation expense from fair value adjustment to options	181,169	2,076
Changes in assets and liabilities:
Accounts receivable, net	523,702	(690,826)
Inventories	(158,104)	—
Prepaid expenses and other assets	24,806	(57,825)
Advances from customers	107,530	(103,872)
Accounts payable	358,621	18,535
Accrued liabilities	287,987	64,016

Net cash provided by operating activities	437,253	251,269

Cash flows from investing activities:
Purchases of capital equipment	(72,092)	(45,883)

Net cash used in investing activities	(72,092)	(45,883)

Cash flows from financing activities:
Payments on notes payable	(175,265)	(45,192)
Payments on notes payable to related parties	(88,346)	—
Transfer to restricted cash	(728)	(1,203)
Net proceeds from Series B preferred stock	72,920	—
Payments on capital lease obligation	(8,602)	—
Stock split - fractional share payout	(6)	—
Proceeds from exercise of stock options	4,241	—
Proceeds from notes payable	—	63,000
Net repayment of bank borrowings	—	(51,587)

Net cash used in financing activities	(195,786)	(34,982)

Net change in cash and cash equivalents	169,375	170,404
Cash and cash equivalents, beginning of year	270,951	100,547

Cash and cash equivalents, end of year	$440,326	$270,951

Cash paid during the year for interest	$35,634	$32,972

Non-Cash Activities:
Assets purchased under capital lease	$253,500	$—
Donated equipment	$70,766	$—
Note payable issued in exchange for capital lease obligation	$245,000	$—
Common stock issued in exchange for accrued preferred dividends	$909,828	$—
Warrants and options issued in exchange for deferred compensation and notes payable	$933,472	$—
Notes payable issued in exchange for accounts payable	$75,169	$—
Purchase of technology assets and equipment in exchange for common stock (See Note 14)	$490,698	$—
Preferred stock dividends accrued	$1,558	$248,000
Common stock issued and held in trust as security for note payable	$6,667	$—
Stock issued in conjunction with restructure agreement with prior landlord	$16,001	$—

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years ended June 30, 2003 and June 30, 2002

	Series A Preferred		Series B Preferred
	Stock		Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount

Balance, July 1, 2001	1,550,000	$15,500	—	$—	1,270,057	$38,102
Net earnings	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—
Fair value adjustment to options	—	—	—	—	—	—

Balance, June 30, 2002	1,550,000	15,500	—	—	1,270,057	38,102
Net earnings	—	—	—	—	—	—
Issuance of common stock for purchase of assets	—	—	—	—	7,000,000	210,000
Common stock contributed towards development of purchased assets	—	—	—	—	(10,000)	—
Issuance of common stock in exchange for accrued preferred dividends	—	—	—	—	150,000	4,500
Issuance of common stock warrants in exchange for deferred compensation and notes payable	—	—	—	—	—	—
Fair value adjustment to options	—	—	—	—	—	—
Common stock issued in conjunction with troubled debt restructure	—	—	—	—	50,000	1,500
Exercise of stock options	—	—	—	—	75,141	2,255
Donated equipment	—	—	—	—	—	—
1 for 3 reverse stock split of common stock and payment of fractional shares	—	—	—	—	(73)	(2)
Proceeds from Series B preferred stock, net of issuance costs of $28,417	—	—	33,666	337	—	—
Common stock issued and held in trust as security for note payable	—	—	—	—	666,666	6,667
Common stock issued in conjunction with prior landlord restructure agreement	—	—	—	—	16,667	167
Preferred stock dividends	—	—	—	—	—	—

Balance June 30, 2003	1,550,000	$15,500	33,666	$337	9,218,458	$263,189

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Additional	Total
	Treasury	Paid-in	Stockholder’s
	Stock	Capital	Equity (Deficit)	Total

Balance, July 1, 2001	$—	$18,185,590	$(23,502,356)	$(5,263,164)
Net earnings	—		950,169	950,169
Preferred stock dividends	—	(248,000)	—	(248,000)
Fair value adjustment to options	—	2,076	—	2,076

Balance, June 30, 2002	—	17,939,666	(22,552,187)	(4,558,919)
Net earnings	—	—	1,457,344	1,457,344
Issuance of common stock for purchase of assets	—	281,400	—	491,400
Common stock contributed towards development of purchased assets	(702)	—	—	(702)
Issuance of common stock in exchange for accrued preferred dividends	—	905,328	—	909,828
Issuance of common stock warrants in exchange for deferred compensation and notes payable	—	933,472	—	933,472
Fair value adjustment to options	—	181,169	—	181,169
Common stock issued in conjunction with troubled debt restructure	—	21,000	—	22,500
Exercise of stock options	—	1,986	—	4,241
Donated equipment	—	70,766	—	70,766
1 for 3 reverse stock split of common stock and payment of fractional shares	—	(4)	—	(6)
Proceeds from Series B preferred stock, net of issuance costs of $28,417	—	72,583	—	72,920
Common stock issued and held in trust as security for note payable	—	—	—	6,667
Common stock issued in conjunction with prior landlord restructure agreement	—	15,834	—	16,001
Preferred stock dividends	—	(1,558)	—	(1,558)

Balance June 30, 2003	$(702)	$20,421,642	$(21,094,843)	$(394,877)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Pacific Biometrics, Inc., a Delaware corporation (“PBI” or the “Company”), provides specialty reference laboratory services to the pharmaceutical and diagnostics industries. The Company was incorporated in Delaware in May 1996. The Company conducts its business through its wholly owned subsidiaries, Pacific Biometrics, Inc., a Washington corporation (“PBI-WA”) and BioQuant, Inc., a Michigan corporation. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

On August 28, 2002, the Company, and its wholly-owned subsidiary, PBI-WA, consummated an asset purchase transaction pursuant to an Asset Purchase Agreement, dated as of June 27, 2002, as amended (collectively, the “Asset Purchase Agreement”), with Saigene Corporation, a Delaware corporation (“Saigene”), providing for the purchase by PBI-WA of certain technology, intellectual property and equipment in connection with certain DNA amplification and cell viability and related technologies and processes. Pursuant to the Asset Purchase Agreement, as consideration for the purchased assets, the Company issued to Saigene 6,541,430 shares, and to certain of Saigene’s designees an additional 458,570 shares, of PBI’s common stock, par value $.01 per share (the “Common Stock”). See Note 14 - Related Party Transactions for further details.

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

Accounts Receivable

Accounts receivable are stated at amounts due from and billed to customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer’s financial condition, and collateral is not required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. The Company writes off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. For the years ended June 30, 2003 and 2002, respectively, the Company wrote off $1,578 and $7,281 of accounts receivable deemed uncollectible.

Inventories

Inventories consist of supplies purchased in advance of being used for the related laboratory services they support. The laboratory services, and the related supplies used in performing those services, are recognized as revenue and expense, respectively, in the period that the laboratory services are performed. Inventories are stated at lower of cost or market; cost is determined using the first-in, first-out method.

Restricted Cash

During 1997, in connection with the signing of an operating lease for laboratory and office facilities in Seattle, Washington, the Company was required to set aside $100,000 as a security deposit, throughout the term of the lease. This amount has been reduced to $71,074 as of June 30, 2003 and has been recorded as restricted cash on the accompanying consolidated balance sheet.

Long–Lived Assets

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements or the remaining term of the lease. The cost and related accumulated depreciation of property or equipment sold or otherwise disposed of are removed from the accounts and the resulting gains or losses are included in the statement of operations.

All of the Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized.

Technology Assets

In connection with the Asset Purchase Agreement, (see Note 14), the Company acquired from Saigene a DNA technology platform called LIDA (Logarithmic Isothermal DNA Amplification). LIDA is a chemistry designed to rapidly replicate DNA. The Company also acquired from Saigene another technology relating to Cell Viability, a chemistry platform that can distinguish a live cell from a dead cell. Applications for this Cell Viability technology could include antibiotic susceptibility testing, sterility testing and environmental monitoring in the water and beverage industries.

The Company will begin amortizing its technology assets over their then remaining useful lives at the point the related technologies become commercially available for sale. The Company’s technology assets currently still require additional development prior to commercialization and their future value as well as the timing of their ongoing development is dependent upon additional capital being available to fund continuing research and development. (See Note 3.) Management does not believe that an impairment event has occurred to date related to the technology assets.

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

Financial Instruments

The carrying amounts of cash and cash equivalents approximate fair value due to the short-term maturities of these instruments. The carrying value of the Company’s debt approximates their estimated fair values because the rates of interest on the debt approximate current interest rates for similar obligations with like maturities.

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is described more fully in Note 11. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. The Company has adopted the disclosure-only provisions of SFAS No. 123. In August 2003, in conjunction with deferred compensation agreements with senior executives, the Company granted 183,917 stock options and 117,624 warrants to purchase common stock at $0.51 per share which expire in August 2012. (See Note 14 – Related Party Transactions – Deferred Compensation Agreements with Senior Executives.) These stock options and warrants were granted in exchange for amounts otherwise due the senior executives. No incentive-based stock options were granted under incentive compensation plans during 2003 or 2002. Had compensation cost been determined based on the fair value of stock options granted in a manner consistent with the method promulgated by SFAS No. 123, the Company’s net earnings and earnings per share would have been changed to the pro forma amounts below:

	Years Ended June 30,

	2003	2002

Net earnings, as reported	$1,457,344	$950,169
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	93,798	18,434

Pro forma net earnings	$1,363,546	$931,735

Net earnings per share:
Basic - as reported	$0.20	$0.75

Diluted - as reported	$0.17	$0.53

Basic - pro forma	$0.19	$0.73

Diluted - pro forma	$0.16	$0.52

To estimate compensation expense, the Company uses the Black-Scholes option-pricing model and assumptions deemed reasonable by management. There were no options granted for the year ended June 30, 2002. The following assumptions were used to compute the fair value of option grants for the year ended June 30, 2003:

Expected volatility	304%
Expected dividend yield	0%
Risk-free interest rate	3.83%
Expected life	10 years

Stock Split

On January 10, 2003, the Company’s Board of Directors approved a one-for-three reverse stock split of the Company’s common stock. The reverse split was subsequently approved by the stockholders of the Company and became effective on March 14, 2003. All shares and per share calculations set forth herein reflect the one-for-three reverse stock split.

Revenue Recognition

The Company recognizes revenue in the period that the related services are performed and collectibility is reasonably assured. Currently, the Company derives substantially all of its revenues from laboratory services. Service contracts generally take the form of fixed-price contracts. Under fixed-price contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of contract pricing terms. Renegotiated amounts are not included in net revenues until earned, and realization is assured. Advance payments on service contracts are deferred and recognized as revenue in the period the related services are performed.

Estimates of costs to complete are made, as appropriate, to provide for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. All out-of-pocket costs are included in total revenues and expenses.

Research and Development Expenses

Expenditures for research and development are expensed as incurred.

Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method and the effect of preferred stock on an as-converted basis. All per share calculations exclude treasury shares, and shares held in trust as security for a note payable. Net earnings applicable to common stockholders includes cumulative dividends on the convertible preferred stock of $1,558 and $248,000, respectively, for the years ended June 30, 2003 and 2002.

The components of basic and diluted earnings per share were as follows for the years ended June 30:

	2003	2002

Net earnings (A)	$1,457,344	$950,169
Preferred stock dividend accrued	(1,558)	(248,000)

Net earnings applicable to common shareholders (B)	$1,455,786	$702,169

Weighted average number of outstanding shares of common stock (C)	7,315,103	1,270,057

Diluted, weighted average number of outstanding shares of common stock and common stock equivalents (D)	8,333,313	1,796,416

Earnings per share:
Basic (B/C)	$0.20	$0.55

Diluted (A/D)	$0.17	$0.53

As of June 30, 2003, options to purchase 281,111 shares of common stock and warrants to purchase 339,472 shares of common stock were outstanding, of which 209,947 and 257,929, respectively, were included in the computation of diluted earnings per share after giving effect to the treasury stock method. In addition, 1,550,000 shares of Series A Preferred Stock and 33,666.66 shares of Series B Preferred Stock convertible into 516,667 and 33,666 shares of common stock, respectively, were included in the computation of diluted earnings per share.

As of June 30, 2002, options to purchase 203,529 shares of common stock were outstanding, of which 9,692 were included in the computation of diluted earnings per share after giving effect to the treasury stock method. In addition, 1,550,000 shares of Series A Preferred Stock convertible into 516,667 shares of common stock were included in the computation of diluted earnings per share. Warrants to purchase 151,683 shares of common stock were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the consolidated statement of operations for 2002 in order to conform to the 2003 presentation.

Risks and Uncertainties

The Company’s securities were delisted from the Nasdaq Stock Market in 1999. The stock currently is quoted on the OTC Bulletin Board in the over-the-counter market under the symbol “PBME”.

New Accounting Pronouncements

In June 2002 the FASB, issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. The standard will be effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a significant impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. We do not expect the adoption of FIN 45 to have a significant impact on our financial position or results of operations.

On December 31, 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 Amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires accounting policy note disclosures to provide the method of stock option accounting for each year presented in the financial statements and, for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. Also, SFAS No. 148 provides two additional transition methods that eliminate the ramp-up effect resulting from applying the expense recognition provisions of SFAS No. 123. The transition provisions and annual statement disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim statement disclosure requirements are effective for the first interim statement that includes financial information after December 15, 2002. We do not believe there will be a material financial effect from the adoption of this new standard unless we were to make a change in our accounting policy and account for stock option grants as compensation expense.

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not believe there will be a material effect upon its financial condition or results of operations from the adoption of the provisions of FIN 46.

In May 2003, FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company does not believe there will be a material effect upon its financial condition or results of operations from the adoption of the provisions of Statement 150.

3. Management’s Plans

Although the Company had net earnings in 2003 and 2002, it experienced a net loss from operations in 2003, has experienced recurring losses from operations in prior years and has had cash flow shortages. Additionally, the Company has deficiencies in working capital and stockholders’ equity and has significant amounts of past due debt. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence for the near term. These steps include expansion of business development efforts and the renegotiation of contractual commitments with Transamerica Business Corporation and entering into a Loan and Security Agreement whereby the Company can borrow up to $250,000 no later than November 15, 2003 (See Note 16). In addition, the purchase of certain assets (primarily intangible assets) of Saigene, which concluded on August 28, 2002 (See Note 14), included restructuring of certain debt and equity.

Even after the steps the Company has taken to revise its operating and financial requirements and completion of the Asset Purchase Transaction on August 28, 2002 as noted above, the Company still has significant debts and claims that need to be settled. The Company will continue to review its operating and financial requirements and attempt to settle outstanding debts with cash generated from its operations, with stock, and/or with technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws.

4. Concentration of Credit Risk

One customer individually accounted for approximately 76% and 63% of the Company’s total sales in fiscal 2003 and 2002, respectively. Sales to the Company’s five largest customers represented approximately 88% and 72% of total sales in fiscal 2003 and fiscal 2002, respectively.

5. Property and Equipment

Property and equipment consists of the following at June 30:

	2003	2002

Laboratory equipment	$648,407	$770,538
Computer equipment	156,609	132,242
Office furniture and equipment	63,539	63,539
Leasehold improvements	61,531	36,268

Total property and equipment	930,086	1,002,587
Less: accumulated depreciation and amortization	497,026	904,044

Net property and equipment	$433,060	$98,543

6. Accrued Liabilities

Accrued liabilities consist of the following at June 30:

	2003	2002

Accrued payroll and related payroll taxes	$137,490	$106,982
Accrued consulting expense (See Note 14)	100,000	—
Accrued vacation	74,650	74,814
Accrued commissions	55,313	53,623
Accrued board of directors fees	50,000	—
Accrued professional services	47,500	52,500
Accrued supply expense reimbursement under Saigene Management Agreement (See Note 14)	30,941	—
Accrued fees due to PBRF (See Note 14)	9,602	7,835
Other	58,282	64,929

	$563,778	$371,445

7. Capital Lease Obligations

The Company leases laboratory and other equipment under capital lease arrangements. The obligations under capital leases have interest rates ranging from approximately 7.5% to 11% and mature at various dates through 2008. Annual future minimum lease payments for years subsequent to June 30, 2003 are as follows:

2004	$75,548
2005	63,361
2006	62,253
2007	62,253
2008	52,008

Total minimum payments	315,423
Less: amount representing interest	48,467

Obligations under capital leases	266,956
Less: current portion	58,239

Long term portion	$208,717

In December 2002, the Company restructured a capital lease obligation of approximately $470,000 with Transamerica Business Credit Corporation (“Transamerica”), exchanging it for 50,000 shares of restricted common stock and a promissory note for $245,000. Title to the previously leased assets, subject to security interest retained by Transamerica, was conveyed to the Company as part of the restructuring. Saigene and the Company are co-makers on the promissory note. A gain of $169,384 was recognized on this debt restructure during fiscal 2003.

8. Notes Payable

Notes Payable to Related Parties

The Company had the following notes payable to a related parties as of June 30:

	2003	2002

Promissory note to Saigene, original principal of $223,697, dated August 28, 2002, 8% interest, monthly payments of $10,000 including interest until paid in full	$135,351	$—
Notes payable to senior executives related to deferred compensation, 7% interest (See Note 14)	—	552,171

Less: Current Portion	123,576	552,171

	$11,775	$—

Other Notes Payable

The Company had the following other notes payable as of June 30:

	2003	2002

Promissory note to prior landlord, secured by common stock held in escrow, 10% interest, quarterly payments of $25,000, due July 31, 2005 (See Note 13)	$311,404	$—
Promissory note to prior landlord, 10% default interest, monthly payments of $10,000 (See Note 13)	—	414,016
Promissory demand note to prior landlord, 12% interest (See Note 13)	—	21,167
Promissory note to creditor, 9% interest, monthly payments of $4,000, balloon payment of $7,912 due December 2004	71,484	—
Note payable to Transamerica, secured by security interest in previously leased assets, 8% interest October 1, 2003 to February 28, 2004, 14.123% beginning March 1, 2004, monthly payments including interest of $2,000 through February 28, 2004 and $14,500 thereafter, due October 1, 2005	241,265	—
Demand notes payable, 18% interest, current monthly payments of interest only	18,935	63,000

	643,088	498,183

Less: Current Portion	172,392	498,183

	$470,696	$—

Aggregate maturities of notes payable are approximately as follows for the years ending June 30:

2004	$172,392
2005	261,239
2006	209,457
Thereafter	—

$643,088

9. Preferred Stock

Series A

The Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) is convertible into shares of the Company’s Common Stock at the option of the holders at any time on a three-for-one basis, subject to adjustment for stock splits, dividends and the like. Initially, the Series A Preferred Stock provided for a cumulative cash dividend payable quarterly in arrears at an annual rate of 8%; however, the Series A Preferred Stock no longer carries a mandatory dividend. On August 28, 2002, in connection with the Asset Purchase Agreement (see Note 15

– Related Party Transactions), the holders of Series A Preferred Stock consented to an amendment of the Certificate of Designation with respect to the rights and preferences of the Series A Preferred Stock, which included elimination of future dividends and converted approximately $910,000 in accrued dividends thereon into an aggregate of 150,000 shares of Common Stock. The Company has the right to force conversion of the Series A Preferred Stock in the event the price per share of the Common Stock is $6.00 or more for 20 consecutive trading days. The Series A Preferred Stock has a liquidation preference of $2.00 per share along with full participation as a common stockholder on an as-converted basis. The Company has agreed to use commercially reasonable efforts to effect the registration of the Common Stock into which the Series A Preferred Stock is convertible. To date, no such efforts have been undertaken.

Series B

In March 2003 the Company began a best efforts offering of up to $5 million of Series B, 8% convertible, cumulative redeemable $0.01 par value preferred stock at $3.00 per share (the “Series B Preferred Stock” or “Series B”). The Series B Preferred Stock is convertible at the holders’ discretion on a one for one basis into Common Stock, and at the Company’s discretion beginning March 11, 2004 if the Company’s Common Stock trades for at least $5.00 per share for at least 10 trading days. In conjunction with the Series B offering, the placement agent received a $20,000 non-refundable advance against a non-accountable expense allowance of 2% of Series B Preferred Stock sold and a sales commission of 8% totaling $8,080. Subsequent to year-end, pursuant to the terms of the offering, the placement agent was entitled to receive 3,366 warrants to purchase common stock at $3.00 per share, expiring January 31, 2005. As of June 30, 2003, the Company had sold 33,666.66 shares of Series B preferred stock for total net proceeds of $72,920. The private placement expired according to its terms on July 31, 2003 without the sale of additional shares of Series B Preferred Stock.

10. Income Taxes

The income tax expense reconciled to the tax expense computed at the statutory rate were approximately as follows during the years ended June 30:

	2003	2002

Tax expense computed at federal statutory rate	$495,000	$323,000
Permanent differences	2,000	1,000
Tax benefit of recognizing prior year NOL carryforward	(497,000)	(324,000)

	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are approximately as follows at June 30:

	2003	2002

Net deferred tax asset:
Net operating loss carryforward	$3,311,000	$3,865,000
Research and experimentation credit	324,000	324,000
Effect of stock option variable pricing	62,000	1,000
Accrued liabilities	44,000	—
Allowance for bad debts	8,000	9,000
Depreciation and amortization	31,000	36,000

	3,780,000	4,235,000
Less valuation allowance	(3,780,000)	(4,235,000)

	$—	$—

At June 30, 2003, operating loss carryforwards of approximately $10 million expiring through 2021 are available to offset future taxable income. For financial reporting purposes, a valuation allowance of approximately $3,780,000 has been recognized to offset the deferred tax asset related to those carryforwards due to the uncertainty of future utilization of net operating loss carryforwards and realization of other deferred tax assets. For the year ended June 30, 2003, the valuation allowance was decreased by approximately $455,000.

Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than 50% change in ownership). As a result of these provisions, utilization of the NOL and credit carryforwards may be limited.

11. Stock Option Plan

1996 Stock Incentive Plan

In July 1996, the Company adopted a Stock Incentive Plan (the “Plan”) with 333,333 shares of common stock reserved for issuance under this Plan. In November 1997, the stockholders approved that the number of shares reserved for issuance would be increased to 666,667. Options granted under this plan may be either incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code, or nonqualified options. The Company may also award stock appreciation rights, restricted stock, performance shares, loans or tax offset payments. The option price of each incentive stock option granted shall not be less than the fair value of the underlying common stock, and will expire no later than ten years following the date of grant. With respect to nonqualified options, the exercise price and term will be determined at the discretion of the Board. However, the exercise price will not be less than 85% of the fair value of the underlying stock, and the term will not exceed a period of ten years. The options generally vest over a range of immediately to five years. As of June 30, 2003, 289,988 shares of common stock remained available for future grant under the Plan.

On May 3, 2002, the Board of Directors voted to reduce the exercise price of all then outstanding options to $0.06 per share. No initial expense was recognized on this repricing, as the new exercise price equaled the market value of the Company’s stock on that date. For the periods ended June 30, 2003 and 2002, in accordance with accounting for options under variable pricing rules, the Company recognized approximately $181,000 and $2,000, respectively, in compensation expense representing the increase in the market price of the Company’s common shares to $1.40 and $0.07 per share. The Company will recognize compensation expense in the future for all outstanding repriced stock options if the market value of the common stock increases, and will recognize income if the market value decreases.

The following is a summary of the activity in the Plan for the years ended June 30, 2003 and 2002:

	Shares Under Option

	Number	Weighted Average	Weighted Average
	Of	Exercise Price per	Fair Value of
	Shares	share	Options Granted

Options outstanding at June 30, 2001	318,349	$4.89

Repriced-old price	(625,587)	1.92
Repriced-new price	625,587	0.06
Terminated	(114,820)	10.05

Options outstanding at June 30, 2002	203,529	0.06
Granted	183,917	0.51	$0.51
Exercised	(75,139)	0.06
Terminated	(31,196)	0.06

Options outstanding at June 30, 2003	281,111	$0.35

The weighted average contractual life remaining of options outstanding at June 30, 2003 is approximately 6.22 years. In August 2003, in conjunction with deferred compensation agreements with senior executives, the Company granted 183,917 stock options and 117,624 warrants to purchase common stock at $0.51 per share which expire in August 2012. As of June 30, 2003, outstanding options had exercise periods which expired over the following time periods:

Remaining Life (in years)	Number of Options

Less than 1	86,055
Greater than 1 and less than 2	3,237
Greater than 2 and less than 3	7,902
Greater than 9 and less than 10	183,917

281,111

12. Stock Purchase Warrants

During 1997, the Company issued 17,143 warrants to an institutional lender in conjunction with a capital equipment leasing facility. Each warrant entitled the holder to purchase one share of the Company’s common stock at an exercise price of $7.89. In December of 1998 the Company reduced the exercise price to $1.50 as part of a debt forbearance agreement. In August 1999, the Company reduced the exercise price of these warrants to $0.27 per share. In February 2000, the Company further reduced the exercise price of 13,333 of these warrants to $0.1875 per share. The warrants expire on December 31, 2007. No discount was recorded for the value of the warrants because the amount was not material.

In January 1999, the principals of the landlord of the Company’s previously occupied Lake Forest facility advanced the Company $15,000 and received 15,000 warrants related to the advance. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1.005. The warrants expire on March 13, 2004. A discount of approximately $23,400 was recorded for the value of the warrants.

In March 1999, a bank lender was issued 31,008 warrants in conjunction with a previous credit agreement. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $0.8062. In conjunction with anti-dilution provisions of the warrants (as triggered by the November 1999 repricing of warrants to an institutional lender discussed below), these warrants were replaced with like warrants to purchase 139,536 shares of common stock at $0.1875 per share (and are included in warrants granted in fiscal 2003 in the table below). The warrants expire on March 13, 2004. A discount of $26,047 was recorded for the value of the warrants.

In August 1999, the Company issued 50,169 warrants to an institutional lender as part of a debt forbearance agreement. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $0.27. Also, as noted above, in August of 1999 the Company reduced the exercise price to $0.27 on 13,333 of the 17,142 previously issued warrants as part of the debt forbearance agreement. The warrants expire on December 31, 2007. No discount was recorded for the value of the warrants because the amount was not material.

In November 1999, the Company reduced the exercise price from $0.27 to $0.1875 on the 50,169 warrants and 13,333 of the 17,142 warrants referred to above. The reduced price was in excess of the fair value of the Company’s per share stock price at that time.

In August 2002, in connection with the Asset Purchase Agreement, the Company converted deferred compensation notes, deferred compensation liabilities and other accrued compensation due to senior executives and other current and former employees into 117,624 warrants and 183,917 options to purchase shares of Common Stock (see Note 14 – Related Party Transactions – Deferred Compensation Agreements with Senior Executives). Each warrant and option entitles the holder to purchase one share of the Company’s common stock at an exercise price of $0.51. The warrants expire on March 13, 2004.

The following is a summary of outstanding warrants as of June 30, 2003 and 2002:

		Weighted Average
	Exercise Price	Exercise Price
	per Share	per Share	Shares

Warrants outstanding at June 30, 2002	$0.1875 - $9.9375	$2.72	151,683

Warrants outstanding at June 30, 2003	$0.1875 - $1.005	$0.34	339,472

13. Commitments and Contingencies

Operating Leases

The Company has entered into non-cancelable operating leases for office facilities. Under these leases, the Company is responsible for its proportionate share of real estate taxes, insurance and common area maintenance costs. Rent expense was $253,292 and $260,405 for the years ended June 30, 2003 and 2002, respectively.

Future minimum lease payments are as follows:

Year Ended June 30,

2004	$257,615
2005	234,483
2006	226,252
2007	232,180
Thereafter	78,052

$1,028,582

Promissory Note to Prior Landlord

In May 2003, the Company’s prior landlord, the Company, and Saigene entered into a settlement agreement confirming amounts due the prior landlord (including attorneys’ fees of $20,541) of $320,315 as of May 31, 2003, and granting the landlord 16,667 shares of Common Stock. Under the terms of the settlement agreement, the Company and Saigene jointly and severally entered into a promissory note dated May 31, 2003 to the landlord for $320,315, providing for an initial payment of $10,000 by June 30, 2003, and quarterly payments of $25,000 thereafter until the promissory note is paid in full. The promissory note bears interest at 10% and provides that all amounts due under the promissory note shall be paid no later than the first to occur of: an equity funding by either Saigene or the Company of at least $4 million; sale of the Company’s laboratory; sale of PBI-WA; or, July 31, 2005. In conjunction with the promissory note and settlement agreement, and to secure performance thereunder, the Company also entered into an escrow agreement, providing for 666,666 shares of the Company’s common stock to be held in escrow for the benefit of the landlord. The shares held in escrow will be released to the Company for cancellation at the rate of 83,333 for each calendar quarter that the landlord receives at least $50,000 in payment under the terms of the promissory note. Upon payment of the promissory note in full, all remaining shares will be returned to the Company. As of June 30, 2003, the balance of the promissory note was $311,915 and the Company had made payments in the quarter ended June 30, 2003, sufficient to request that the first 83,333 of escrow shares be released to the Company. Subsequent to fiscal year-end, the escrow agent released the first 83,333 of escrow shares to the Company, and the shares were cancelled and no longer outstanding.

Reversal of Technology License Payable

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

The Minnesota Mining and Manufacturing Company (“3M”) manufactured certain of the products that Sudormed supplied to the Company pursuant to the supply agreement. As described above, Sudormed terminated both the license agreement and the supply agreement in May 1999 due to the Company’s failure to make required payments. 3M subsequently foreclosed upon certain assets of Sudormed and became a party in possession of secured property of Sudormed. In May 2000, 3M notified the Company that, in its capacity as a secured party in possession of the Sudormed assets, it demanded payment in full of the $1.6 million plus accrued interest and fees due under the Sudormed license agreement. The Company disputes 3M’s demand, and will vigorously defend any action that 3M may bring. The Company has not had any correspondence or communication with 3M since 2000, and to management’s knowledge no action has been filed.

During fiscal 2003, the Company reassessed its potential liability to 3M. Management believes based on advice from legal counsel that any claims by 3M under the license agreement are now barred by the applicable statute of limitations (having expired in the third and fourth quarters of fiscal 2003), and accordingly that the likelihood of liability to 3M is remote. The Company previously reserved on its balance sheet a contingent liability in the amount of $2,240,040, representing the full potential amount owing under the technology license plus accrued interest and fees. At June 30, 2003, the Company reversed the reserve and removed the contingent liability from the balance sheet.

14. Related Party Transactions

Asset Purchase Transaction

On June 27, 2002, the Company, and its wholly-owned subsidiary, PBI-WA, entered into an Asset Purchase Agreement, as amended by Amendment Number One to Asset Purchase Agreement, dated as of August 28, 2002 (collectively, the “Asset Purchase Agreement”) with Saigene Corporation, a Delaware corporation (“Saigene”), providing for the purchase by PBI-WA of certain technology, intellectual property and equipment assets in connection with certain DNA amplification and cell viability and related technologies and processes. On August 28, 2002, pursuant to the Asset Purchase Agreement, as consideration for the purchased assets, the Company issued to Saigene 6,541,430 shares, and to certain of Saigene’s designees an additional 458,570 shares, of PBI’s common stock, par value $.01 per share. Of the shares issued to Saigene, 333,333 shares were held in escrow in the event that PBI is required to satisfy certain anti-dilution protections granted to one of Saigene’s designees (the “Anti-Dilution shares”), and 333,333 shares are held in escrow in the event that PBI incurs any liabilities with respect to any of Saigene’s creditors that have not consented to the purchase transaction (the “Saigene Creditor shares”). Subsequent to yearend, the Anti-Dilution shares were released back to Saigene as of August 28, 2003 as the anti-dilution provisions were not triggered. The Saigene Creditor shares remain in escrow pending resolution of those obligations, with in excess of 75% of Saigene’s creditors consenting to the purchase transaction. Additionally, PBI-WA issued two promissory notes in favor of Saigene (and guaranteed by PBI) in the principal amounts of $223,697 and $219,109, respectively. The first note, which has a remaining principal balance of $135,351 at June 30, 2003, is payable at the rate of $10,000 per month and bears interest at the rate of 8% per annum until fully paid; provided, however, that in the event PBI obtains equity financing in the minimum amount of $6 million, then this note will become immediately due and payable. The second note matured in 12 months and bore interest at the annual rate of 12% per annum, however, this second note, along with $9,721 of accrued interest, was subsequently forgiven by Saigene as part of a December 2002 contribution toward the development and commercialization of certain technologies discussed below. Upon consummation of the transactions contemplated in the Asset Purchase Agreement, Saigene owned approximately 77% of the Common Stock of PBI.

In connection with the asset purchase transaction, PBI-WA and Saigene executed an Option Agreement whereby PBI-WA may purchase certain additional assets of Saigene (the “Option Assets”) in exchange for, at PBI-WA’s election, either $5,147,118 in cash or the issuance by PBI of an additional 1,715,706 shares of Common Stock and the assumption of certain additional liabilities associated with such transferred assets. The Company’s option under the Option Agreement expires on August 28, 2003, extended by one day for each day that Saigene allows certain encumbrances to remain on the Option Assets subsequent to October 31, 2002. As of September 2003, the encumbrances were still on the Option Assets.

Further, in connection with the consummation of the transactions contemplated by the Asset Purchase Agreement, (1) the parties executed an amendment to the Management Agreement dated September 15, 1999 (the “Management Agreement”), whereby Saigene will continue to operate the PBI-WA laboratory in exchange for monthly payments by PBI to Saigene equal to $90,000, which arrangement may be terminated by either PBI or Saigene upon 30 days prior written notice, and which arrangement was amended as of June 18, 2003 to reduce the management fee to $70,000 per month effective July 1, 2003; (2) the Purchase Agreement dated June 22, 2000, relating to the purchase by Saigene of the laboratory operations of PBI-WA was terminated; (3) the holders of PBI’s Series A Convertible Preferred Stock, par value $0.01 per share, consented to an amendment of the Certificate of Designation with respect to the rights and preferences of the Preferred Stock and converted all accrued dividends thereon into an aggregate of

150,000 shares of Common Stock; (4) PBI entered into consulting arrangements with Paul Kanan and Terry Giles; (5) PBI converted $933,472 of deferred compensation and notes payable to warrants and options to purchase an aggregate of 301,541 shares of Common Stock; and (6) each of Saigene, Paul Kanan, Terry Giles and Burkhalter, Michaels, Kessler & George, LLP, agreed, for a period of one year, not to sell any PBI securities, except at a price per share equal to or greater than $3.00, in a private transaction, in a transaction solely for estate planning, or, in the event PBI completes a private financing, at a per share price equal to or greater than the per share price set forth in such private financing.

On December 19, 2002, toward the development and commercialization of certain technologies acquired by the Company from Saigene in connection with the Asset Purchase Agreement, Saigene entered into an agreement with the Company in which Saigene: (i) executed a promissory note in the principal amount of $200,000 in favor of the Company payable on or before September 30, 2003, at Saigene’s election, either in cash or by the tender of shares of common stock of the Company currently held in Saigene’s name at an attributed value equal to the greater of $3.00 per share or the average trading price of our common stock over a five day period, (ii) forgave a creditor obligation assumed by the Company from Saigene pursuant to the Asset Purchase Agreement in the aggregate amount of approximately $229,000, (iii) settled a credit obligation in the aggregate amount of approximately $150,000, and (iv) surrendered to the Company for cancellation 10,000 shares of Company common stock that had been held in Saigene’s name. As a result of the December 19, 2002 agreement, an adjustment to decrease the value of the acquired technology assets in the approximate amount of $430,000 was recorded.

Consulting Agreements

On August 28, 2002, in connection with the Asset Purchase Agreement, the Company entered into a consulting agreement with Terry M. Giles, a former director of the Company and greater than 5% stockholder. Pursuant to the consulting agreement, the Company agreed to engage Mr. Giles as a consultant and to pay Mr. Giles compensation of $10,000 per month until the conversion of Mr. Giles shares of Series A Preferred Stock into Common Stock, and until such shares are either (a) registered pursuant to an effective registration statement, or (b) deemed tradable pursuant to Rule 144. Pursuant to the consulting agreement, the first year’s payments (totaling $120,000) will be accrued, and paid over the following four years (i.e., an additional $2,500 per month over 48 months beginning September 2003), with any accrued amounts due being payable upon termination of the consulting agreement, if terminated earlier than 60 months. As of June 30, 2003, accrued expenses included $100,000 related to this consulting agreement.

On August 28, 2002, in connection with the Asset Purchase Agreement, the Company entered into a consulting agreement with Paul G. Kanan, a director and former officer of the Company. Pursuant to the consulting agreement, the Company agreed to engage Mr. Kanan as a consultant for a period of 12 months beginning September 1, 2002, and to pay Mr. Kanan $3,000 per month. The consulting arrangement may be extended on a month-to-month basis for up to 12 additional months until such time as the shares of Common Stock held by Mr. Kanan have been registered for resale pursuant to an effective registration statement filed with the SEC. In addition, should Mr. Kanan meet certain performance targets (to be negotiated), the consulting arrangement may be extended for a second additional 12 month period.

Co-Maker Notes Payable

In September 2001 and November 2001, respectively, the Company was named as a co-maker with Saigene on promissory notes for $150,000 and $100,000. In December 2002, in conjunction the Investment Agreement between Saigene and the Company, Saigene assumed all liabilities of the Company under these notes. These notes payable are not recorded on the Company’s financial statements as of June 30, 2003, however, the Company may have a contingent liability on these notes should Saigene not make required payments thereunder. (See Note 14 — Related Party Transactions — Asset Purchase Transaction)

Deferred Compensation Agreements with Senior Executives

The Company had entered into deferred compensation agreements with four of its senior executives. The agreements provided that a specified portion of their salaries (from prior to fiscal 2002) be deferred until they elected to receive the deferred amount. During prior years, certain deferred compensation amounts had been converted to promissory notes bearing annual interest at 7% and payable on demand. These notes were included with Notes Payable to Related Parties in prior years on the accompanying consolidated balance sheet and, with accrued interest totaled $552,171 as of June 30, 2002. The Company made no interest payments on these amounts since September of 1998. Additional deferred compensation, not converted to notes, of $295,368 to senior executives and other current and former employees was also due as of June 30, 2002. On August 28, 2002, in connection with the Asset Purchase Agreement, PBI converted all deferred compensation notes, deferred compensation liabilities, and $85,933 of other accrued compensation into warrants and options to purchase an aggregate of 301,541 shares of Common Stock. (See Note 14 – Related Party Transactions – Asset Purchase Transaction).

Pacific Biometrics Research Foundation

The Company is affiliated with Pacific Biometrics Research Foundation (“PBRF”), one of five laboratories in the CDC (Centers for Disease Control) /NHLBI sponsored Cholesterol Reference Method Laboratory Network. PBRF is organized as a non-profit organization corporation under Section 501(c)(3) of the Internal Revenue Code. The Company provides laboratory testing services, invoicing and collection services in connection with PBRF’s service offerings. In consideration for this arrangement, the Company receives 85% of the revenues generated through the testing services offered by PBRF. For the fiscal year ended June 30, 2003, the Company recorded approximately $60,000 in revenues related to services provided for PBRF. As of June 30, 2003, the Company had approximately $40,000 in accounts receivable from PBRF.

15. Retirement Plan

The Company has a 401(k) Plan, which had fallen out of compliance with the Internal Revenue Service (the “IRS”) due to prior year filing delinquencies. Subsequent to yearend, the Company engaged a consultant to assist in regaining compliance through the IRS Delinquent Filer Voluntary Compliance Program (the “DFVCP”) and has filed the returns which had been delinquent. The Company believes that it is now in compliance with the IRS reporting regulations, and, under the DFVCP, will incur no additional material expenses associated with late filings. The Company made no matching contributions to the 401(k) Plan during fiscal 2003 or 2002.

16. Subsequent Events

On August 5, 2003, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) whereby the Company can borrow up to $250,000 no later than November 15, 2003. Amounts borrowed under the Loan Agreement bear interest at 17.64% and are amortized over 36 months, with a final balloon payment due at maturity on August 5, 2006. The Loan Agreement is secured by specific equipment, and provides for warrants to purchase common stock to the lender (priced as of the date of borrowing) at the rate of 5,000 per $50,000 borrowed. As of September 26, 2003, the Company had borrowed $150,000 under this Loan Agreement, and the lender was entitled to warrants to purchase common stock of 5,000 at $1.10 per share, 5,000 at $0.95 per share, and 5,000 at $1.00 per share.

On September 17, 2003, the Company’s Board of Directors approved an amendment to the Company’s 1996 Stock Incentive Plan to increase the number of shares available for issuance under the 1996 Stock Incentive Plan to 1,800,000 shares, subject to stockholder approval.