Form 10QSB
period 2003-09-30
PACIFIC BIOMETRICS INC
filed 2003-11-14
CIK 1020475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number 0-21537

Pacific Biometrics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	93-1211114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

220 West Harrison Street	(206) 298-0068
Seattle, Washington 98119 (Address of principal executive office)	(Registrant’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

As of October 31, 2003, the issuer had 9,063,053 shares of common stock outstanding.

Transitional Small Business Disclosure Format:

Yes ☐ No ☒

PACIFIC BIOMETRICS, INC
INDEX TO FORM 10-QSB

Page

PART I — FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Consolidated Balance Sheets as of September 30, 2003 (unaudited) and June 30, 2003 (audited)	3
Consolidated Statements of Operations for the three months ended September 30, 2003 and 2002 (unaudited)	4
Consolidated Statements of Cash Flows for the three months ended September 30, 2003 and 2002 (unaudited)	5
Notes to Consolidated Financial Statements (unaudited)	6
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 3 - CONTROLS AND PROCEDURES	18
PART II — OTHER INFORMATION
ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS	18
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K	19

PACIFIC BIOMETRICS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30,	June 30,
	2003	2003
	(unaudited)	(audited)

Current assets:
Cash and cash equivalents	$844,972	$440,326
Accounts receivable, net of allowance for doubtful accounts of $23,695 at September 30, 2003 and $25,543 at June 30, 2003	629,148	466,608
Note receivable from related party	—	200,000
Inventories	—	158,104
Prepaid expenses and other assets	180,771	73,176

Total current assets	1,654,891	1,338,214
Property and equipment, net	431,325	433,060
Other assets:
Restricted cash	71,155	71,074
Technology assets	476,874	476,874

Total assets	$2,634,245	$2,319,222

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,234,732	$792,420
Accrued liabilities	743,020	563,778
Dividends payable	3,592	1,558
Advances from customers	53,405	310,948
Capital lease obligations — current portion	49,807	58,239
Notes payable to related parties — current portion	108,044	123,576
Other notes payable — current portion	238,023	172,392

Total current liabilities	2,430,623	2,022,911
Capital lease obligations — long term portion	199,429	208,717
Notes payable to related parties — long term portion	—	11,775
Other notes payable — long term portion	518,115	470,696

Total liabilities	3,148,167	2,714,099

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized
Series A preferred stock, 1,550,000 shares designated, 1,550,000 shares issued and outstanding, liquidation preference of $2.00 per share, aggregating $3,100,000	15,500	15,500
Series B preferred stock, 1,666,667 shares designated, 33,666.66 shares issued and outstanding, liquidation preference of $3.00 per share, aggregating $101,000	337	337
Common stock, $0.01 par value, 30,000,000 shares authorized, 9,063,053 shares issued and outstanding September 30, 2003 and 9,218,458 issued and outstanding June 30, 2003	262,356	263,189
Additional paid-in capital	20,425,640	20,421,642
Accumulated deficit	(21,216,332)	(21,094,843)
Treasury stock	(1,423)	(702)

Total stockholders’ deficit	(513,922)	(394,877)

Total liabilities and stockholders’ deficit	$2,634,245	$2,319,222

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30,
(unaudited)

	2003	2002

Revenues	$2,300,222	$894,736

Laboratory expenses and cost of sales	1,294,103	566,844

Gross Margin	1,006,119	327,892
Operating expenses:
Research and product development	38,239	33,082
Selling, general and administrative	862,205	1,064,701

Operating income (loss)	105,675	(769,891)

Other income (expense):
Interest expense	(31,101)	(31,605)
Interest income	16,300	231
Other income	235	21,857
Loss on settlement of note receivable from related party	(72,072)	—

	(86,638)	(9,517)
Net earnings (loss) before tax expense	19,037	(779,408)

Tax expense	—	—

Net earnings (loss)	$19,037	$(779,408)

Preferred stock dividend	(2,034)	—

Net earnings (loss) applicable to common stockholders	$17,003	$(779,408)

Net earnings (loss) per share:
Basic earnings (loss) per share	$0.00	$(0.20)

Diluted earnings (loss) per share	$0.00	$(0.20)

Weighted average common shares outstanding:
Basic	8,551,792	3,815,166

Diluted	9,575,282	3,815,166

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended September 30,
(unaudited)

	2003	2002

Cash flows from operating activities:
Net earnings (loss)	$19,037	$(779,408)
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	28,452	17,605
Interest income on note receivable from related party settled by common stock	(16,218)	—
Loss on settlement of note receivable from related party (See Note 6)	72,072	—
Compensation expense from fair value adjustment to options	8,928	109,941
Changes in assets and liabilities:
Accounts receivable, net	(162,539)	407,780
Inventories	158,104	—
Prepaid expenses and other assets	(108,427)	51,079
Advances from customers	(257,543)	559,862
Accounts payable	442,312	(153,280)
Accrued liabilities	179,242	42,524

Net cash provided by operating activities	363,420	256,103

Cash flows from investing activities:
Purchases of capital equipment	(26,717)	(11,498)

Net cash used in investing activities	(26,717)	(11,498)

Cash flows from financing activities:
Payments on notes payable	(36,949)	—
Payments on notes payable to related parties	(27,307)	(9,853)
Transfer to restricted cash	(81)	(220)
Net proceeds from loan and security agreement	150,000	—
Net proceeds from exercise of stock options	—	610
Payments on capital lease obligation	(17,720)	(9,832)

Net cash provided by (used in) financing activities	67,943	(19,295)

Net increase in cash and cash equivalents	404,646	225,310
Cash and cash equivalents, beginning of period	440,326	270,951

Cash and cash equivalents, end of period	$844,972	$496,261

Cash paid during the period for interest	$19,758	$35,634

Non-Cash Activities
Common stock issued in exchange for accrued preferred dividends	$—	$909,828
Warrants and options issued in exchange for deferred compensation and notes payable	$—	$933,472
Purchase of technology assets and equipment in exchange for common stock	$—	$934,207
Preferred stock dividends accrued	$2,034	$—
Note receivable from related party settled in common stock (See Note 6)	$200,000	$—
Shares released from escrow under restructure agreement with prior landlord	$833	$—

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

Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of Pacific Biometrics, Inc. and notes thereto, for its fiscal year ended June 30, 2003.

2. Summary of Significant Accounting Policies

Stock-Based Compensation

The Company has a stock-based employee compensation plan. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost been determined based on the fair value of stock options granted in a manner consistent with the method promulgated by SFAS No. 123, the Company’s net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts below for the three months ended September 30:

	2003	2002

Net earnings (loss) as reported	$19,037	$(779,408)
Deduct: Total stock-based employee compensation expense awards, net of related tax effects	—	93,798

Pro forma net earnings (loss)	$19,037	$(873,206)

Net earnings (loss) per share:
Basic and diluted – as reported	$0.00	$(0.20)

Basic and Diluted – pro forma	$0.00	$(0.23)

Variable Accounting

On May 3, 2002, the Board of Directors voted to reprice all outstanding options to purchase Common Stock to the then current market price, which was $0.06 on that day. As of September 30, 2003, 47,806 of these options remained outstanding. For the three months ended September 30, 2003, the Company recognized $8,928 in expense to adjust these options to fair market value. In the future, the net earnings (loss) of the Company on a quarterly basis may be affected by fluctuations in the market value of the Company’s Common Stock. If the market price of the Company’s Common Stock increases, the Company will recognize expense for the number of options outstanding times the incremental increase in per share stock value.

Earnings (Loss) Per Share

Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method and the effect of preferred stock on an as-converted basis. All per share calculations exclude treasury shares and shares held in an escrow account as security for a note payable. Net earnings (loss) applicable to common stockholders includes dividends on the Series B convertible preferred stock of $2,034 and $0, respectively, for the three months ended September 30, 2003 and 2002.

Components of basic and diluted earnings (loss) per share were as follows for the three months ended September 30:

	2003	2002

Net earnings (loss) (A)	$19,037	$(779,408)
Preferred stock dividend	(2,034)	—

Net earnings (loss) applicable to common stockholders (B)	$17,003	$(779,408)

Weighted average number of outstanding shares of common stock (C)	8,551,792	3,815,166

Diluted, weighted average number of outstanding shares of common stock and common stock equivalents (D)	9,575,282	3,815,166

Earnings (loss) per share:
Basic (B/C)	$0.00	$(0.20)

Diluted (A/D)	$0.00	$(0.20)

As of September 30, 2003, options to purchase 231,723 shares of common stock and warrants to purchase 357,839 shares of common stock were outstanding, of which 231,723 and 354,473, respectively, were included in the computation of diluted earnings per share after giving effect to the treasury stock method. In addition, 1,550,000 shares of Series A Preferred Stock and 33,666.66 shares of Series B Preferred Stock convertible into 516,667 and 33,666 shares of common stock, respectively, were included in the computation of diluted earnings per share.

As of September 30, 2002, options to purchase 348,306 shares of common stock and warrants to purchase 53,365 shares of common stock were outstanding, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive. In addition, 1,550,000 shares of Series A Preferred Stock convertible into 516,667 shares of common stock were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive.

3. Management’s Plans

Although the Company had net earnings for the quarter ended September 30, 2003, it has experienced recurring losses from operations in prior years, expects further significant losses for the quarter ending December 31, 2003, and has regularly had cash flow shortages. Additionally, the Company has deficiencies in working capital and stockholders’ equity and has significant amounts of past due debt. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence for the near term. These steps include expansion of business development efforts and entering into a Loan and Security Agreement whereby the Company can borrow up to $250,000 no later than November 15, 2003. In addition, the Company is continuing to review its operational and financial requirements. There can be no assurance, however, that the Company’s efforts to monitor expenses and generate revenue will be successful. The Company is also currently seeking to raise financing to fund operations, however, in the current market condition, raising capital has been, and will continue to be difficult.

Even after the steps the Company has taken to revise its operating and financial requirements, the Company still has significant debts and claims that need to be settled. The Company will continue to review its operating and financial requirements with the objective of controlling expenses while minimizing any adverse impact on its future business opportunities, and attempt to settle outstanding debts with cash generated from its operations, with stock, and/or with technology assets. However, there can be no assurance that the Company will raise sufficient financing from any equity or debt financing to help fund operations during the near term. Accordingly, management will need to contemplate other alternatives to enable the Company to fund continuing operations, including, but not limited to, exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans from management or employees, salary deferrals or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. None of these potential alternatives may be available to the Company, or may only be available on unfavorable terms. If the Company is unable to obtain sufficient cash to continue to fund operations, it may be forced to seek protection from creditors under the bankruptcy laws and/or cease operations. Any inability to obtain additional cash as needed could have a material adverse effect on the Company’s financial position, results of operations and ability to continue in existence.

4. Notes Payable

On August 5, 2003, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) whereby the Company can borrow up to $250,000 no later than November 15, 2003. Amounts borrowed under the Loan Agreement bear interest at 17.64% and are amortized over 36 months, with a final balloon payment due at maturity on August 5, 2006. The Loan Agreement is secured by specific equipment, and provides for warrants to purchase common stock to the lender (priced as of the date of borrowing) at the rate of 5,000 per $50,000 borrowed. As of September 30, 2003, the Company had borrowed $150,000 under this Loan Agreement, and the lender was entitled to warrants to purchase common stock of 5,000 at $1.10 per share, 5,000 at $0.95 per share, and 5,000 at $1.00 per share. Subsequent to September 30, 2003, on November 1, 2003, the Company borrowed an additional $50,000 under this Loan Agreement, and the lender was entitled to warrants to purchase 5,000 shares of common stock at $0.95 per share.

5. Stock Option Plan

On September 17, 2003, the Company’s Board of Directors approved an amendment to the Company’s 1996 Stock Incentive Plan (the “Plan”) to increase the number of shares of common stock authorized for issuance under the Plan to 1,800,000 shares (the “Amendment”), subject to stockholder approval. On September 25, 2003, the holder of a majority of the voting rights represented by the Company’s outstanding common stock executed a written consent approving the Amendment.

6. Related Party Transactions

On September 30, 2003, the Company’s $200,000 note receivable from Saigene, along with accrued interest of $16,218, was settled by tender of 72,072 shares of the Company’s common stock and $2 in cash. The Company recorded a $72,072 loss on settlement of the note plus accrued interest, representing the difference between the carrying value as based on the attributed $3.00 per share value of the stock at the December 19, 2002 date of the note, and the $2.00 per share trading price of the stock at September 30, 2003. In accordance with the par value method, additional paid-in capital was reduced by $2,897, the original amount recorded for the shares, and treasury stock was valued at the par value of $.01 per share or $721 for the 72,072 shares. The excess amount of $140,526 was recorded against accumulated deficit as required by the par value method.

7. Subsequent Events

Director Compensation

In November 2003, the Compensation Committee of the Board of Directors recommended and the Board of Directors ratified a compensation program for outside Directors of the Company (the “Director Compensation Program”) covering the period from August 2002 to September 30, 2003. Pursuant to the Director Compensation Program, each outside director will receive an annual retainer of $18,000, with an additional retainer of $10,000 for the Chair of each of the audit and compensation committees. In addition, outside Directors are reimbursed their expenses associated with attending Board meetings, and receive a fee for participation in meetings as follows, with a reduced fee provided for committee meetings that occur concurrent with a Board meeting:

	Separate Meeting
			Concurrent
	In-Person	Telephonic	Meeting

Board	$1,000	$500	n/a
Audit Committee	750	750	$500
Compensation Committee	750	750	500

Outside Directors also each receive option grants of 6,000 shares at initial election to the Board, and a quarterly option grant of 1,000 shares. In accordance with the Director Compensation Program, the Company recorded Board fees of $73,500 in the quarter ended September 30, 2003 which, when combined with the estimated accrual for such expenses of $50,000 recorded as of June 30, 2003, total $123,500 for the period from August 2002 to September 2003. Board members may elect to receive payment of their fees in cash, stock of the Company, stock options, or by promissory note.

As of September 30, 2003, the Company had made payments of $35,000 against the $123,500 owed to the outside Directors.

The Board of Directors has not yet approved a compensation program covering the period subsequent to September 30, 2003.

Private Placement of Common Stock

In November 2003, the Company initiated a best efforts private placement of unregistered common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes in this Form 10-QSB and in conjunction with our audited financial statements and related notes for the year ended June 30, 2003, included in our Annual Report on Form 10-KSB. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-QSB contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements other than statements of historical fact, including future results of operations or financial position, made in this Quarterly Report on Form 10-QSB are forward looking. In particular, the words “expect,” “anticipate,” “estimate”,“desire”, “goal”, “ believe”, “may”, “will”, “should”, “expect”, “intend”, “objective”, “seek”, “plan”, “strive”, variations of such words, or similar expressions, or the negatives of these words, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. Examples of forward looking statements include statements as to our critical accounting policies, our estimates for future revenues and cost of revenues, our expectations regarding future expenses, including research and development and sales and marketing expenses, our estimates regarding the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital, sources of revenue and anticipated revenue, including licenses of intellectual property, technology development and service contracts, our business development efforts, future acquisitions or investments, the impact of economic and industry conditions on us and our customers, the anticipated growth of our business, our ability to attract clients, expectations regarding competition and the impact of recent accounting pronouncements.

The forward-looking statements contained in this Report are subject to risks and uncertainties, including those discussed below, and in our Annual Report on Form 10-KSB for the year ended June 30, 2003, that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the concentration of business with large clients, the ability to develop new technology and introduce new products, competition, fluctuations in general economic conditions, the risk of bankruptcy, and changes in policies by regulatory agencies. For additional factors that can affect these forward-looking statements, see the “Risk Factors” section within the Company’s Annual Report on Form 10-KSB for the year ending June 30, 2003. The forward-looking statements contained in this Report speak only as of the date hereof. The Company cautions readers not to place undue reliance on any such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

For a more complete description of our business, including the risk factors affecting our business, see “ITEM 1. DESCRIPTION OF BUSINESS” in our Report on Form 10-KSB for the year ended June 30, 2003.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates since June 30, 2003. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-KSB for the year ended June 30, 2003.

Results of Operations for Three Months Ended September 30, 2003

Revenues:

	Three Months Ended
	September 30,
Dollars in thousands,			$	%
rounded to nearest thousand	2003	2002	Change	Change

Revenues	$2,300	$895	$1,405	157%

Our revenues consist of revenues generated from clinical trials testing services and revenues generated from the provision of diagnostic services. The approximately 157% increase in revenues during the three-months ended September 30, 2003 over the comparable period ended September 30, 2002 was primarily attributable to an increase in the size and number of clinical trials testing services we performed. More specifically, revenues for the three months ended September 30, 2003 included over $1.8 million from sample processing under a new master contractor service agreement dated May 2003 with a pharmaceutical company representing a new customer to us. As described in further detail below, we expect our revenues to decrease in the quarter ending December 31, 2003.

During the three-months ended September 30, 2003, revenue generated from clinical trials testing services accounted for approximately 93% of our total revenues. Revenue generated from the provision of diagnostic, referral and other services accounted for approximately 7% of our total revenues during the same period. Historically, over 90% of our total revenues have been generated from clinical trials. We expect that clinical trials will continue to account for a significant portion of our revenues in the future.

In February 2002, we entered into a master services agreement with a large pharmaceutical company to provide laboratory research services from time to time based on specifications to be included in one or more work orders submitted by the pharmaceutical company. There are no guaranteed minimum number of work orders or revenues to us under this agreement. Each work order is separately negotiated with the pharmaceutical company and is usually limited to a specific project with limited duration. For the three-months ended September 30, 2003 and 2002, we provided services through work orders under this agreement aggregating approximately $184,000 and $391,000, respectively. Services provided to this customer accounted for approximately 12% of our outstanding accounts receivable balance of approximately $629,000 as of September 30, 2003. This customer accounted for approximately 8% and 44% of the revenues for the three-months ended September 30, 2003 and 2002, respectively. We do not currently have a significant backlog with this customer, and for fiscal 2004 we expect aggregate revenues from this customer to decrease on both an absolute and percentage basis.

In May 2003, we entered into a master contractor service agreement with another large pharmaceutical company to provide laboratory research services from time to time based on specifications to be included in one or more work orders submitted by the pharmaceutical company. There are no guaranteed minimum number of work orders or revenues to us under this agreement. Each work order is separately negotiated with the pharmaceutical company and is usually limited to a specific project with limited duration. We began work under this agreement in June 2003 on a work order estimated to provide services of approximately $1,829,000 through September 30, 2003. For the three-months ended September 30, 2003, we provided services under this agreement aggregating approximately $1,880,000. Services provided to this customer accounted for approximately 61% of our outstanding accounts receivable balance of approximately $629,000 as of September 30, 2003. This customer accounted for approximately 82% of the revenues for the three-months ended September 30, 2003, whereas we received no revenue from this customer during the three months ended September 30, 2002.

We do not currently have significant signed work orders from either of the large pharmaceutical companies discussed above or any other companies. In as much, we expect that revenues in the quarter ending December 31, 2003 will be significantly lower than those in the current quarter. We are continuing discussions regarding our research services with these pharmaceutical companies as well as several other pharmaceutical companies and other potential customers. Both pharmaceutical companies referred to above have expressed a high level of satisfaction with our work and both have indicated that they expect to send additional studies to us. We are continuing to submit bids and proposals, and have a significant amount of potential contracts that have resulted from our sales and business development efforts. While our signed work orders for testing are often dependent upon the results of the initial testing we perform for customers, we continue to believe that, despite the lack of need for follow-on testing for our recent testing services, we will be successful in obtaining new work orders from our prior, current and new customers. If we are unsuccessful in our sales and business development efforts, our revenues for each quarter for the remainder of the 2004 fiscal year will fall significantly below the results for the quarter ended September 30, 2003.

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

Laboratory Expenses and Cost of Goods Sold:

	Three Months Ended
	September 30,
Dollars in thousands,			$	%
Rounded to nearest thousand	2003	2002	Change	Change

Laboratory Expenses and Cost of Sales	$1,294	$567	$727	128%
Percentage of Revenues	56%	63%

Laboratory expenses and cost of goods sold in actual dollar amounts during the three-months ended September 30, 2003 increased approximately 128% over the comparable period ended September 30, 2002. The increase was primarily attributable to increased expenses incurred in meeting the increased demand in the size and number of clinical trials testing services we performed during the period. As a percentage of revenue, laboratory expenses and cost of goods sold for the three-month period ended September 30, 2003 decreased to approximately 56% from approximately 63% for the comparable period in fiscal 2003. The relative decrease is primarily attributable to salaries and related benefits remaining relatively consistent at approximately $275,000 and $271,000 for the quarters ended September 30, 2003 and 2002, respectively, while revenues increased approximately 157% over the same time periods.

Laboratory expenses and cost of goods sold consisted primarily of payment of salaries and related benefits to employees performing analysis of clinical trial samples, the cost of supplies for analysis of clinical trial samples, payments to subcontractors of laboratory services, and other expenses such as business and occupation taxes, postage and shipping and other. During the three month periods ended September 30, 2003 and 2002, respectively, salaries and related benefits accounted for approximately $275,000 (or 21%) and $271,000 (or 48%) of total cost of sales, lab supplies were approximately $325,000 (or 25%) and $120,000 (or 21%), and outside services were approximately $508,000 (or 39%) and $64,000 (or 11%). The increase in lab supplies between the comparable periods was primarily attributable to the increased supplies needed to support the commensurate increase in revenues. The increase in outside services was primarily attributable to the cost of a proprietary assay that was outsourced to the company that performs the testing.

As discussed above, we expect our revenues for the quarter ending December 31, 2003 will be significantly lower than those in the current quarter. In response to such decreased revenues, the Company intends to actively seek to decrease its fixed expenses and other fixed costs of sales with the objective of controlling expenses while minimizing any adverse impact on its future business opportunities.

Research and Product Development:

	Three Months Ended
	September 30,
Dollars in thousands,			$	%
rounded to nearest thousand	2003	2002	Change	Change

Research and Product Development	$38	$33	$5	15%
Percentage of Revenues	2%	4%

Research and product development expenses in actual dollar amounts increased to approximately $38,000 for the three months ended September 30, 2003 from approximately $33,000 for the three months ended September 30, 2002, reflecting an increase of approximately $5,000 or 15%, quarter over quarter. The increase was primarily the result of increased supplies expense.

Research and development expenses consist mainly of expenditures we made in developing technology acquired from Saigene in August 2002. Compensation expense accounted for approximately 67% and 84% of the total research and development expenses for the three months ended September 30, 2003 and 2002, respectively. We anticipate that we will continue to incur research and development expenses related to the technology acquired from Saigene. However, if we are unable to increase revenues or raise additional funding to continue to fund our existing research and development efforts, we will seek to reduce our research and development efforts and expenses.

Selling, General and Administrative Expense:

	Three Months Ended
	September 30,
Dollars in thousands,			$	%
rounded to nearest thousand	2003	2002	Change	Change

Selling, General and Administrative Expense	$862	$1,065	$(203)	(19)%
Percentage of Revenues	37%	119%

Selling, general and administrative expense in actual dollar amounts decreased by approximately 19% between the comparable three-month periods ended September 30, 2003 and 2002. Selling, general and administrative expenses as percentage of revenue represented 37% for the three-month period ended September 30, 2003, compared to 119% for the comparable period ended September 30, 2002. Included in selling, general and administrative expenses are management fees paid to Saigene under the terms of the amended and restated management agreement of approximately $210,000 and $439,000 for the quarters ended September 30, 2003 and 2002, respectively. The $210,000 expense for the quarter ended September 30, 2003 represents the $70,000 monthly management fee. The $439,000 for the quarter ended September 30, 2003 included September 2003 management fees of $90,000 and settlement of management fees through August 28, 2002, the date of the Saigene asset purchase transaction.

Excluding Saigene management fees, selling, general and administrative expense was approximately $652,000 and $626,000, and as a percentage of revenue, represented approximately 28% and 70% of revenues for the quarters ended September 30, 2003 and 2002, respectively. The $26,000 net increase included an approximately $155,000 increase in compensation expense resulting primarily from the hiring of our Chief Executive, Chief Medical, and Chief Financial Officers and a Business Development Representative during fiscal 2003 and approximately $94,000 in recruiting expenses incurred in the three-months ended September 30, 2002 of which there was none in the three-months ended September 30, 2003. Compensation expense also included approximately $9,000 for the quarter ended September 30, 2003 compared to approximately $110,000 for the quarter ended September 30, 2002 stemming from the May 2002 stock option repricing discussed below. The increase in selling, general and administrative expense also included approximately $74,000 in Board of Director compensation which, when taken with the $50,000 accrued in the quarter ended June 30, 2003, represented inception to date compensation for our current Board members through September 30, 2003. Under the terms of consulting agreements dated August 28, 2002, the quarter ended September 30, 2003 also included three months of consulting expenses for Terry Giles (a director of the Company) and Paul Kanan (a director of the Company) at $10,000 and $3,000 per month, respectively, compared to one month of consulting expense for the quarter ended September 30, 2002.

On May 3, 2002, our Board of Directors voted to reprice all outstanding options to purchase common stock to the then current market price, which was $0.06 on that day. As of September 30, 2003, 47,806 of these options remained outstanding. For the quarter ended September 30, 2003, we recognized approximately $9,000 in compensation expense to adjust these options to fair market value, compared to approximately $110,000 for the quarter ended September 30, 2002. In the future, the amount of compensation expense we recognize will fluctuate based on the value of our common stock and the number of options that are outstanding as of each valuation date. (See “Note 11 to Notes to Consolidated Financial Statements” in our Report on Form 10-KSB for the year ended June 30, 2003).

As discussed above, we expect our revenues for the quarter ending December 31, 2003 will be significantly lower than those in the current quarter. In response to such decreased revenues, the Company will be actively seeking to decrease its selling, general and administrative expenses with the objective of controlling expenses while minimizing any adverse impact on its future business opportunities.

We expect overall selling, general and administrative expense for fiscal 2004 to decrease, given the cost-cutting measures described above as well as the non-recurring expenses related to the Saigene transaction incurred in fiscal 2003. Notably also, effective on July 1, 2003, we entered into an amendment to the management agreement with Saigene to reduce the monthly fees payable to Saigene from $90,000 to $70,000 per month. This expense decrease will be offset by increases over fiscal 2003 in Board compensation and anticipated full year compensation expense resulting from the hiring of our Chief Executive, Chief Medical, and Chief Financial Officers and a Business Development Representative during fiscal 2003 discussed above.

Other Expense:

	Three Months Ended
	September 30,
Dollars in thousands,			$	%
rounded to nearest thousand	2003	2002	Change	Change

Other Expense	$(87)	$(10)	$(77)	(770)%
Percentage of Revenues	(4)%	(1)%

Total other expense in actual dollar amounts increased approximately $77,000 in the quarter ended September 30, 2003 over the comparable ended September 30, 2002. Other expense for the quarter ended September 30, 2003 included approximately $72,000 from a loss on the receipt of common stock instead of cash in payment of a $200,000 note receivable and approximately $16,000 in accrued interest income from a related party (Saigene). See “Note 6 to Notes to Consolidated Financial Statements – Related Party Transactions” in this Report on Form 10-QSB. Other expense also included approximately $31,000 of interest expense on notes payable and lease obligations in the quarter ended September 30, 2003, compared to approximately $32,000 in the quarter ended September 30, 2002. The three months ended September 30, 2003 also included approximately $16,000 in interest income, primarily recorded on the note receivable from related party. The three months ended September 30, 2002 included approximately $22,000 of other income, primarily from rent and fees paid to us by Saigene prior to the August 28, 2002 Saigene asset purchase transaction.

Net Earnings (Loss):

	Three Months Ended
	September 30,
Dollars in thousands,			$	%
rounded to nearest thousand	2003	2002	Change	Change

Net Earnings (Loss)	$19	$(779)	$798	n/a
Percentage of Revenues	1%	(87)%

Net earnings in actual dollar amounts was approximately $19,000 for the three months ended September 30, 2003 compared to a net loss of approximately $779,000 for the three months ended September 30, 2002, representing an increase of approximately $798,000 between the comparable periods. The improvement in net earnings (loss) is primarily attributable to our increased revenues in the year over year quarters, partially offset by the increases in laboratory expenses and cost of sales and changes in selling, general and administrative expense discussed above. Other items having a lesser impact on the change in net earnings (loss) include the increased research and product development expenses in the three months ended September 30, 2003 over the comparable period ended September 30, 2002.

As a result of the significant decrease in revenues expected in the quarter ended December 31, 2003, even if selling, general and administrative expenses and cost of sales can be reduced by a significant degree, it is likely that we will experience losses in the three months ended December 31, 2003 rather than the net earnings that we experienced in the current quarter.

Liquidity and Capital Resources:

Our operations historically have primarily been funded through revenues generated from operations and from the sale and issuance of our common stock and preferred stock from time to time.

As of September 30, 2003, our cash and cash equivalents were approximately $845,000 and we had approximately $629,000 in accounts receivable, compared to cash and cash equivalents of approximately $440,000 and approximately $467,000 in accounts receivable as of June 30, 2003. Total liabilities as of September 30, 2003 were approximately $3,148,000 compared to approximately $2,714,000 as of June 30, 2003. The improvement in our cash and cash equivalents is primarily attributable to collections on our accounts receivable, increases in accounts payable and accrued expenses, use of our inventory and, to a lesser extent, our net earnings (loss) from operations, offset by purchases of equipment and laboratory supplies, and payments on notes payable. As of September 30, 2003 and June 30, 2003, we also had restricted cash of approximately $71,000 which represents a security deposit in connection with our office lease in Seattle, Washington which expires in July 2007, and we are obligated to maintain the restricted cash security deposit through the term of the lease.

As a result of the significant decrease in revenues expected in the quarter ended December 31, 2003, we will likely experience significant losses and our cash and working capital position will be adversely impacted in such quarter. To improve our cash position, we are actively seeking to (i) increase revenues; (ii) raise debt or equity financing; (iii) cut expenses significantly; or (iv) a combination of the above. There can be no assurance that our efforts to monitor expenses and generate revenue will be successful. We are currently seeking to raise financing to fund operations. However, in the current market condition, raising capital has been, and will continue to be difficult. There can be no assurance that we will raise sufficient financing from any equity or debt financing to help fund operations during the near term. Accordingly, management will need to contemplate other alternatives to enable us to fund continuing operations, including, but not limited to, exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans from management or employees, salary deferrals or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. None of these potential alternatives may be available to us, or may only be available on unfavorable terms. If we are unable to obtain sufficient cash to continue to fund operations, we may be forced to seek protection from creditors under the bankruptcy laws and/or cease operations. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue in existence.

As of September 30, 2003, we had negative working capital of approximately $776,000, compared to negative working capital of approximately $685,000 at June 30, 2003. The approximately $91,000 decrease in working capital is attributable to several changes in the components of working capital. Changes providing favorable impact include increases in: cash; accounts receivable; and, prepaid expenses and other assets, and decreases in: advances from customers; and except for additional borrowings of $150,000 under a new loan and security agreement, decreases in our current notes payable and lease obligations. Changes negatively impacting our working capital since June 30, 2003 include: receipt of payment (in the form of our common stock) on our $200,000 note receivable from Saigene; use of our inventories during the quarter; increases in accounts payable, accrued expenses and dividends payable; and, the current portion of the new loan and security agreement, under which we borrowed $150,000 during the quarter.

Net cash provided from operating activities was approximately $363,000 for the quarter ended September 30, 2003, including the effect of approximately $16,000 in interest income on a note receivable from Saigene that was paid to us using our common stock. Our investing activities used approximately $27,000 for the quarter ended September 30, 2003 primarily for the purchase of capital equipment. Cash flow provided by financing activities was approximately $68,000 for the quarter ended September 30, 2003, consisting primarily of approximately $150,000 in proceeds of additional borrowings, offset by approximately $82,000 in payments on notes payable, notes payable to related parties, and payments on capital lease obligations.

During the quarter ended September 30, 2003, we also received 72,072 shares of our common stock as payment on a $200,000 note receivable and accrued interest from Saigene, and accrued approximately $2,000 in dividends on our Series B preferred stock. We also reversed approximately $1,000 previously recorded to our common stock and prepaid financing expense accounts, reflecting the return and cancellation of 83,333 shares of our common stock that had been held in escrow under an agreement with our prior landlord. Under the terms of the escrow agreement, 583,333 shares of our common stock remain in escrow.

During the quarter ended September 30, 2002, we also issued 183,917 stock options and 117,624 warrants as consideration for cancellation of approximately $933,000 in deferred compensation, issued 150,000 shares of common stock in exchange for approximately $910,000 of accrued dividends on Series A Preferred Stock, and issued 7,000,000 shares of common stock and provided other consideration in exchange for technology, intellectual property and equipment assets from Saigene. (See “Saigene Investment Transaction” and “Note 14 to the Notes to Consolidated Financial Statements” in our Report on Form 10-KSB for the year ended June 30, 2003.)

Saigene has informed us that in order to develop and commercialize the technology that we acquired from Saigene in August 2002, we will likely require in the near term a capital infusion in excess of $5 million. Moreover, management believes that an additional $15 million over the next two years would be required to achieve regulatory approval and commercialization of the technologies acquired from Saigene in August 2002, as well as the additional technologies that may be acquired under the option agreement with Saigene. We intend to seek suitable financing to continue research and development efforts, commence the regulatory approval process and commercialization of the technologies, but there can be no assurance that we will be able to obtain such financing, on favorable terms or at all.

Our auditors added an explanatory paragraph to their opinion on our fiscal 2003 financial statements stating that there was substantial doubt about our ability to continue as a going concern. There can be no assurance that our efforts to monitor expenses and generate revenue will be successful. We are currently seeking to raise financing to fund operations. However, in the current market condition, raising capital has been, and will continue to be difficult. We did not raise sufficient financing from our Series B Preferred Stock private placement. (See also “Note 3 to the Notes to the Consolidated Financial Statements” in our Report on Form 10-KSB for the year ended June 30, 2003.) There can be no assurance that we will raise sufficient financing from any equity or debt financing to help fund operations during the near term. Accordingly, management will need to contemplate other alternatives to enable us to fund continuing operations, including, but not limited to, exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans from management or employees, salary deferrals or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. None of these potential alternatives may be available to us, or may only be available on unfavorable terms. If we are unable to obtain sufficient cash to continue to fund operations, we may be forced to seek protection from creditors under the bankruptcy laws and/or cease operations. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In November 2003, the Company initiated a best efforts private placement of unregistered common stock.

Director Compensation

In November 2003, the Compensation Committee of our Board of Directors recommended and our Board of Directors ratified a compensation program for outside Directors (the “Director Compensation Program”) covering the period from August 2002 to September 30, 2003. Pursuant to the Director Compensation Program, each of our outside directors will receive an annual retainer of $18,000, with an additional retainer of $10,000 for the Chair of each of our audit and compensation committees. In addition, our outside Directors are reimbursed their expenses associated with attending Board meetings, and receive a fee for participation in meetings as follows, with a reduced fee provided for committee meetings that occur concurrent with a Board meeting:

	Separate Meeting
			Concurrent
	In-Person	Telephonic	Meeting

Board	$1,000	$500	n/a
Audit Committee	750	750	$500
Compensation Committee	750	750	$500

Our outside Directors also each receive option grants of 6,000 shares upon their initial election to the Board, and a quarterly option grant of 1,000 shares. In accordance with the Director Compensation Program, we recorded Board fees of $73,500 in the quarter ended September 30, 2003 which, when combined with the estimated accrual for such expenses of $50,000 recorded as of June 30, 2003, total $123,500 for the period from August 2002 to September 2003. Board members may elect to receive payment of their fees in cash, stock of the Company, stock options, or by promissory note. As of September 30, 2003, we had made payments of $35,000 against the $123,500 owed to our outside Directors.

The Board of Directors has not yet approved a compensation program covering the period subsequent to September 30, 2003.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

Under the terms of an August 5, 2003, Loan and Security Agreement the Company issued to Franklin Funding, Inc., warrants to purchase an aggregate of 15,000 shares of common stock, with 5,000 shares priced at $1.10 per share, 5,000 at $0.95 per share, and 5,000 at $1.00 per share.

Under the terms of February 3, 2003 Placement Agent Agreement, the Company issued to Joseph Carl Securities, Inc., warrants to purchase an aggregate of 3,366 shares of common stock at $3.00 per share.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 25, 2003, the holder of a majority of the voting rights represented by the Company’s outstanding common stock executed a written consent to approve the following matters:

•	an increase in the size of our Board of Directors from five to six directors,

•	the election of the following six directors to serve on our Board – Ronald R. Helm, Michael L. Hartzmark, Terry M. Giles, Paul G. Kanan, Richard W. Palfreyman and Timothy A. Wudi; and

•	an amendment to our 1996 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance under the plan to 1,800,000 shares.

The actions were approved by the holder of voting rights representing 6,315,014 shares of our total issued and outstanding common stock, representing approximately 69% of the 9,063,053 votes entitled to be cast with regard to the actions.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Certification of Ronald R. Helm, Chief Executive Officer

31.2	Certification of Michael P. Carrosino, Chief Financial Officer

32.1	Certification of Ronald R. Helm, Chief Executive Officer of Pacific Biometrics, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael P. Carrosino, Chief Financial Officer of Pacific Biometrics, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	No current reports on Form 8-K were filed during the quarter ended September 30, 2003.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2003

/s/ Ronald R. Helm

Ronald R. Helm
Chief Executive Officer
(principal executive officer)

/s/ Michael P. Carrosino

Michael P. Carrosino
Chief Financial Officer
(principal financial officer)