Form 10QSB
period 2003-12-31
PACIFIC BIOMETRICS INC
filed 2004-02-17
CIK 1020475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2003

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number 0-21537

Pacific Biometrics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	93-1211114
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification
or organization)	Number)

220 West Harrison Street	(206) 298-0068
Seattle, Washington 98119	(Registrant’s telephone number,
(Address of principal executive office)	including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                            Yes  ☒  No ☐

As of January 31, 2004, the issuer had 11,155,719 shares of common stock outstanding.

Transitional Small Business Disclosure Format:                                                             Yes  ☐  No ☒

PACIFIC BIOMETRICS, INC.

INDEX TO FORM 10-QSB

Page

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2003 (unaudited) and June 30, 2003 (audited)	3
Consolidated Statements of Operations for the three and six months ended December 31, 2003 and 2002 (unaudited)	4
Consolidated Statements of Cash Flows for the three and six months ended December 31, 2003 and 2002 (unaudited)	5
Notes to Consolidated Financial Statements (unaudited)	6
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3 - CONTROLS AND PROCEDURES	22
PART II - OTHER INFORMATION
ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS	22
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K	23

PACIFIC BIOMETRICS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2003	2003
	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$668,926	$440,326
Accounts receivable, net of allowance for doubtful accounts of $23,695 at December 31, 2003 and $25,543 at June 30, 2003	417,224	466,608
Note receivable from related party	—	200,000
Inventories	—	158,104
Prepaid expenses and other assets	145,202	73,176

Total current assets	1,231,352	1,338,214
Property and equipment, net	403,200	433,060
Other assets:
Restricted cash	71,236	71,074
Technology assets	476,874	476,874

Total assets	$2,182,662	$2,319,222

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$869,653	$792,420
Accrued liabilities	656,749	563,778
Dividends payable	—	1,558
Deferred compensation	13,774	—
Advances from customers	78,284	310,948
Capital lease obligations - current portion	55,736	58,239
Notes payable to related parties - current portion	79,691	123,576
Other notes payable - current portion	238,023	172,392

Total current liabilities	1,991,910	2,022,911
Capital lease obligations - long term portion	181,740	208,717
Notes payable to related parties - long term portion	—	11,775
Other notes payable - long term portion	574,779	470,696

Total liabilities	2,748,429	2,714,099

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized
Series A preferred stock, 1,550,000 shares designated, 1,550,000 shares issued and outstanding, liquidation preference of $2.00 per share, aggregating $3,100,000	15,500	15,500
Series B preferred stock, 1,666,667 shares designated, 33,666.66 shares issued and outstanding, liquidation preference of $3.00 per share, aggregating $101,000	337	337
Common stock, $0.01 par value, 30,000,000 shares authorized
Issued and outstanding – 9,069,719 shares at December 31, 2003 and 9,218,458 at June 30, 2003	262,423	263,189
Common stock subscribed – 1,566,000 shares at December 31, 2003	609,860	—
Additional paid-in capital	20,474,472	20,421,642
Accumulated deficit	(21,926,936)	(21,094,843)
Treasury stock	(1,423)	(702)

Total stockholders’ deficit	(565,767)	(394,877)

Total liabilities and stockholders’ deficit	$2,182,662	$2,319,222

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Revenues	$542,076	$1,668,307	$2,842,298	$2,563,043

Laboratory expenses and cost of sales	449,592	628,898	1,743,695	1,195,742

Gross margin	92,484	1,039,409	1,098,603	1,367,301
Operating expenses:
Research and product development	39,114	36,691	77,353	69,773
Selling, general and administrative	734,633	904,909	1,596,838	1,969,610

Operating income (loss)	(681,263)	97,809	(575,588)	(672,082)

Other income (expense):
Interest expense	(29,847)	(37,017)	(60,948)	(68,622)
Interest income	209	139	16,509	370
Other income	297	80,303	532	102,160
Gain on troubled debt restructure	—	165,384	—	165,384
Loss on settlement of note receivable from related party	—	—	(72,072)	—

	(29,341)	208,809	(115,979)	199,292
Net earnings (loss) before tax expense	(710,604)	306,618	(691,567)	(472,790)

Tax expense	—	—	—	—

Net earnings (loss)	$(710,604)	$306,618	$(691,567)	$(472,790)

Preferred stock dividend	(2,020)	—	(4,054)	—

Net earnings (loss) applicable to common stockholders	$(712,624)	$306,618	$(695,621)	$(472,790)

Net earnings (loss) per share:
Basic earnings (loss) per share	$(0.08)	$0.04	$(0.08)	$(0.08)

Diluted earnings (loss) per share	$(0.08)	$0.04	$(0.08)	$(0.08)

Weighted average common shares outstanding:
Basic	8,706,089	8,434,670	8,628,941	6,127,528

Diluted	8,706,089	8,633,595	8,628,941	6,127,528

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Cash flows from operating activities:
Net earnings (loss)	$(710,604)	$306,618	$(691,567)	$(472,790)
Reconciliation of net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,125	18,837	56,577	36,442
Interest income on note receivable from related party settled by common stock	—	—	(16,218)	—
Board compensation settled by stock options	24,840	—	24,840	—
Loss on settlement of note receivable from related party	—	—	72,072	—
Gain on restructuring of capital leases	—	(165,384)	—	(165,384)
Compensation expense (income) from fair value adjustment to options	(54,977)	(38,856)	(46,049)	71,085
Changes in assets and liabilities:
Accounts receivable, net	211,924	(139,866)	49,385	267,914
Inventories	—	—	158,104	—
Prepaid expenses and other assets	35,641	(38,375)	(72,786)	12,704
Advances from customers	24,879	(304,793)	(232,664)	255,069
Accounts payable	(365,079)	136,763	77,233	(16,516)
Accrued liabilities	(86,271)	60,547	92,971	76,423
Deferred compensation	13,774	—	13,774	—
Stock options granted at less than fair market value	2,583	—	2,583	—

Net cash provided by (used in) operating activities	(875,165)	(164,509)	(511,745)	64,947

Cash flows from investing activities:
Purchases of capital equipment	—	(23,017)	(26,717)	(34,515)

Net cash used in investing activities	—	(23,017)	(26,717)	(34,515)

Cash flows from financing activities:
Payments on notes payable	(43,336)	(79,810)	(80,286)	(67,547)
Payments on notes payable to related parties	(28,353)	(25,895)	(55,660)	(35,748)
Transfer to restricted cash	(81)	(130)	(161)	(350)
Net proceeds from loan and security agreement	100,000	—	250,000	—
Payments on capital lease obligations	(11,760)	(6,170)	(29,480)	(1,618)
Payment of cash dividends	(5,684)	—	(5,684)	—
Net proceeds from exercise of stock options	400	—	400	610
Net proceeds from private placement of common stock	687,933	—	687,933	—

Net cash provided by (used in) financing activities	699,119	(112,005)	767,062	(104,653)

Net increase (decrease) in cash and cash equivalents	(176,046)	(299,531)	228,600	(74,221)
Cash and cash equivalents, beginning of period	844,972	496,261	440,326	270,951

Cash and cash equivalents, end of period	$668,926	$196,730	$668,926	$196,730

Cash paid during the period for interest	$20,103	$7,379	$39,861	$10,937
Non-Cash Activities
Donated equipment	$—	$70,766	$—	$70,766
Note payable issued in exchange for capital lease obligation	$—	$245,000	$—	$245,000
Common stock issued in exchange for accrued preferred dividends	$—	$—	$—	$909,828
Warrants and options issued in exchange for deferred compensation and notes payable	$—	$—	$—	$933,472
Purchase of technology assets and equipment in exchange for common stock	$—	$—	$—	$934,207
Contribution toward development and commercialization of technology assets	$—	$429,533	$—	$429,533
Preferred stock dividends accrued	$2,020	$—	$4,054	$—
Note receivable from related party settled by common stock	$—	$200,000	$—	$200,000
Shares released from escrow under restructure agreement with prior landlord	$—	$—	$833	$—
Warrants issued in consideration of issuance costs for private placement	$78,073	$—	$78,073	$—

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation

Pacific Biometrics, Inc., a Delaware corporation (“PBI” or the “Company”), provides specialty reference laboratory services to the pharmaceutical and diagnostics industries. The Company was incorporated in Delaware in May 1996. The Company conducts its business through its wholly owned subsidiary, Pacific Biometrics, Inc., a Washington corporation (“PBI-WA”). All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of Pacific Biometrics, Inc. and notes thereto, for its fiscal year ended June 30, 2003. The accompanying unaudited financial statements and related notes should also be read in conjunction with the unaudited financial statements and the Form 10-QSB of Pacific Biometrics, Inc. and notes thereto, for its fiscal quarter ended September 30, 2003.

2.	Summary of Significant Accounting Policies

Stock-Based Compensation

The Company has a stock-based employee compensation plan. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost been determined based on the fair value of stock options granted in a manner consistent with the method promulgated by SFAS No. 123, the Company’s net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts below for the three and six months ended December 31:

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net earnings (loss) as reported	$(710,604)	$306,618	$(691,567)	$(472,790)
Deduct: Total stock-based employee compensation awards, net of related tax benefits	64,679	—	64,679	93,798

Pro forma net earnings (loss)	$(775,283)	$306,618	$(756,246)	$(566,588)

Net earnings (loss) per share:
Basic – as reported	$(0.08)	$0.04	$(0.08)	$(0.08)

Diluted – as reported	$(0.08)	$0.04	$(0.08)	$(0.08)

Basic – pro forma	$(0.09)	$0.04	$(0.09)	$(0.09)

Diluted – pro forma	$(0.09)	$0.04	$(0.09)	$(0.09)

Variable Accounting

On May 3, 2002, the Board of Directors voted to reprice all outstanding options to purchase common stock to the then current market price, which was $0.06 on that day. As of December 31, 2003, 41,140 of these options remained outstanding. For the three and six month periods ended December 31, 2003, the Company recognized $54,977 and $46,049, respectively, in income to adjust these options to fair market value. For the three and six month periods ended December 31, 2002, the Company recognized $38,856 in income and $71,085 in expense, respectively, to adjust these options to fair market value. In the future, the net earnings (loss) of the Company on a quarterly basis may be affected by fluctuations in the market value of the Company’s common stock. If the market price of the

Company’s common stock increases, the Company will recognize expense for the number of options outstanding times the incremental increase in per share stock value.

Intangible Assets

In August 2002, the Company acquired from Saigene Corporation a DNA technology platform called LIDA (Logarithmic Isothermal DNA Amplification). LIDA is a chemistry designed to rapidly replicate DNA. The Company also acquired from Saigene another technology relating to cell viability, a chemistry platform that can distinguish a live cell from a dead cell. Applications for this cell viability technology could include antibiotic susceptibility testing, sterility testing and environmental monitoring in the water and beverage industries.

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

The Company intends to continue to actively explore strategic alternatives for its technology assets, which, in addition to further development, may include sale, partnership, joint venture, licensing or other means of developing or otherwise realizing the value of these assets.

Earnings (Loss) Per Share

Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method and the effect of preferred stock on an as-converted basis. All per share calculations exclude treasury shares and shares held in an escrow account as security for a note payable. Net earnings (loss) applicable to common stockholders includes dividends on the Series B convertible preferred stock of $2,020 and $4,054, respectively, for the three and six months ended December 31, 2003, and $0 for the comparable periods of 2002.

Components of basic and diluted earnings (loss) per share were as follows for the three and six month periods ended December 31:

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net earnings (loss) (A)	$(710,604)	$306,618	$(691,567)	$(472,790)
Preferred stock dividend	(2,020)	—	(4,054)	—

Net earnings (loss) applicable to common stockholders (B)	$(712,624)	$306,618	$(695,621)	$(472,790)

Weighted average number of outstanding shares of common stock (C)	8,706,089	8,434,670	8,628,941	6,127,528

Weighted average number of outstanding shares of common stock and common stock equivalents (D)	8,706,089	8,633,595	8,628,941	6,127,528

Earnings (loss) per share:
Basic (B/C)	$(0.08)	$0.04	$(0.08)	$(0.08)

Diluted (A/D)	$(0.08)	$0.04	$(0.08)	$(0.08)

As of December 31, 2003, options to purchase 294,818 shares of common stock and warrants to purchase 524,439 shares of common stock (including the 156,600 warrants discussed in Note 5 below) were outstanding, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive. In addition, for both the three and six month periods ended December 31, 2003, 1,550,000 shares of Series A Preferred Stock and 33,666.66 shares of Series B Preferred Stock convertible into 516,667 and 33,666 shares of common stock, respectively, were also not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive.

As of December 31, 2002, options to purchase 647,103 shares of common stock and warrants to purchase 1,267,665 shares of common stock were outstanding. For the three months ended December 31, 2002, 38,567 and 160,358 of the outstanding warrants and options, respectively, were included in the computation of diluted earnings (loss) per share after giving effect to the treasury stock method. For the six months ended December 31, 2002, none of the outstanding warrants or options were included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive. In addition, for both the three and six month periods ended December 31, 2002, 1,550,000 shares of Series A Preferred Stock convertible into 516,667 shares of common stock were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive.

3.	Management’s Plans

The Company had a net loss for the quarter ended December 31, 2003, experienced recurring losses from operations in prior years, expects further significant losses for the quarter ending March 31, 2004, and has regularly had cash flow shortages. Additionally, the Company has deficiencies in working capital and stockholders’ equity and has significant amounts of past due debt. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence for the near term. These steps include expansion of business development efforts and initiation of a best efforts private placement of unregistered common stock through registered broker-dealers. In addition, the Company is continuing to review its operational and financial requirements. To that end, in November and December, the Company implemented certain cost reductions and deferrals that included generally all of its employees. In addition to headcount reductions, the Company’s senior management and certain other employees accepted salary deferrals ranging from 15% to 20%, and the majority of the Company’s other employees were subjected to the State of Washington’s “Shared Work Program”. Under the Shared Work Program, employees’ hours worked may be reduced by up to 50%, and the employees are eligible to apply for unemployment benefits for the reduction in hours worked. Additionally, the Company began to implement further cost reductions beginning in February 2004, including additional headcount reductions, and reduction of the monthly management fee paid to Saigene from $70,000 per month to $40,000 per month. Also, effective February 1, 2004, the salary deferrals to senior management and certain other employees became salary reductions, and the Company’s Board of Directors approved the grant of stock options to these employees in connection with the salary reductions for the month of February 2004.

There can be no assurance, however, that the Company’s efforts to reduce expenses and generate revenue will be successful. The Company is continuing to review its operational and financial requirements, and may implement additional cost reductions and deferrals. In addition to the best efforts private placement of unregistered common stock through registered broker-dealers, the Company is also currently seeking to raise other financing to fund operations, however, in the current market condition, raising capital has been, and will continue to be difficult.

Even after the steps the Company has taken to revise its operating and financial requirements, the Company still has significant debts and claims that need to be settled. The Company will continue to review its operating and financial requirements with the objective of controlling expenses while minimizing any adverse impact on its future business opportunities, and attempt to settle outstanding debts with cash generated from its operations, with stock, and/or with technology assets. However, there can be no assurance that the Company will raise sufficient financing from any equity or debt financing to help fund operations during the near term. Accordingly, management is contemplating other alternatives to enable the Company to fund continuing operations, including, but not limited to, exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans from management or employees, salary deferrals or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. None of these potential alternatives may be available to the Company, or may only be available on unfavorable terms. If the Company is unable to obtain sufficient cash to continue to fund operations, it may be forced to seek protection from creditors under the bankruptcy laws and/or cease operations. Any inability to obtain additional cash as needed could have a material adverse effect on the Company’s financial position, results of operations and ability to continue in existence.

4.	Notes Payable

On August 5, 2003, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) under which the Company borrowed $250,000 during the first and second quarters of fiscal 2004. Amounts borrowed under the Loan Agreement bear interest at 17.64% and are amortized over 36 months, with monthly payments beginning September 2003 and a final balloon payment due at maturity on August 5, 2006, and are secured by specific equipment. In the event of default, among other remedies, the lender may declare the entire amount under the Loan Agreement to be immediately due and payable, and may take possession of the equipment provided as security. Pursuant to the terms of the Loan Agreement, the Company granted to the lender warrants to purchase 25,000 shares of common stock (at the rate of 5,000 per $50,000 borrowed, with exercise prices as of the date of borrowing), consisting of warrants for 5,000 shares at $1.10 per share, 5,000 shares at $1.00 per share, 10,000 shares at $0.95 per share, and 5,000 shares at $0.85 per share.

5.	Private Placement of Common Stock

In November 2003, the Company initiated a best efforts private placement of unregistered common stock through registered broker-dealers. Through December 31, 2003, the Company had sold 1,566,000 shares of unregistered common stock and received gross proceeds of $783,000. In accordance with the terms of the private placement, the broker dealers receive a commission of 10% of the gross proceeds. Also, for every 10 shares of unregistered common stock sold, the broker dealers receive a warrant covering one share of unregistered common stock at $0.60 per share expiring on December 31, 2006. Accordingly, as of December 31, 2003, the Company recorded broker dealer commissions of $78,300 and warrants covering 156,600 shares of unregistered common stock at $0.60 per share. As of December 31, 2003, the Company had incurred $16,767 of legal expenses related to the private placement, which have been netted against gross proceeds of the private placement. In addition, as of December 31, 2003, the Company recorded $78,073 of issuance costs (non-cash) related to the fair value of 156,600 broker warrants, as calculated using the Black-Scholes model, which have also been netted against gross proceeds of the private placement.

The private placement terminates on February 15, 2004, unless extended by the Company’s Board of Directors. Through February 11, 2004, the Company received gross proceeds of $1,533,000 from the sale of a total of 3,066,000 shares, and recorded aggregate commissions of $153,300 and warrants covering 306,600 shares of unregistered common stock at $0.60 per share.

6.	Subsequent Events

Management Agreement

In January 2004, the Company and Saigene executed Amendment No. 2 to Amended and Restated Management Agreement, by and among the Company, Saigene, and PBI-WA, dated January 30, 2004 (“Amendment No. 2”). Under terms of Amendment No. 2, the management fee paid to Saigene will be reduced from $70,000 to $40,000 per month, effective February 1, 2004.

Director Compensation

In January 2004, the Compensation Committee of the Board of Directors recommended and the Board of Directors ratified a compensation program for outside Directors of the Company (the “Director Compensation Program”) covering the period subsequent to September 30, 2003. Pursuant to the Director Compensation Program, each outside director will receive an annual retainer of $10,000, with an additional retainer of $10,000 for the Chair of the audit committee and $5,000 for the Chair of the compensation committee. In addition, outside Directors are reimbursed their expenses associated with attending Board meetings, and receive a fee for participation in meetings as follows:

	In-Person	Telephonic

Board	$1,500	$750
Audit Committee	1,500	750
Compensation Committee	1,000	500

Each outside Director also receives common stock option grants consisting of 6,000 shares upon initial election to the Board, 1,000 shares upon re-election to the Board, and 1,000 shares for each fiscal quarter of service. As of November 12, 2003, for past due option awards due through September 30, 2003, the Company granted to each of its three outside Directors stock options for 10,000 shares of common stock at an exercise price of $0.8075 per share and stock options for 2,000 shares at $1.75 per share. In addition, as of December 24, 2003, the Company granted to each of its three outside Directors a quarterly stock option covering 1,000 shares of common stock at $0.90 per share.

In addition, as of September 30, 2003, the Company had accrued $123,500 in past due cash compensation payable to the outside Directors for prior periods. For the past due amounts owed the directors through September 30, 2003, the Board extended the outside Directors the right to elect to receive payment of their past due compensation in cash, restricted stock of the Company, stock options, or by promissory note. As of November 12, 2003, of the total $123,500 owed, $24,840 was elected to be paid in the form of options for 30,761 shares of common stock at $0.8075 per share, with the $98,660 balance to be paid in cash. As of December 31, 2003, the Company had made cash payments of $35,000 leaving a $63,660 cash balance owing to the outside Directors for their service prior to September 30, 2003.

The Company recorded compensation expense of $2,583 in the quarter ended December 31, 2003, reflecting the difference between the closing market value of the Company’s common stock of $0.85 per share (as of November 12, 2003) and the $0.8075 per share exercise price of the 60,761 stock options noted above which were granted for past due amounts.

As of December 31, 2003, in accordance with the Director Compensation Program, the Company recorded estimated Board fees for the period subsequent to September 30, 2003 of $22,125.

Option Grants

In January 2004, under the Company’s 1996 Stock Incentive Plan, the Compensation Committee of the Board of Directors recommended and the Board of Directors ratified the granting of stock options to the Company’s management and employees for an aggregate of up to 996,400 shares of common stock, and further approved the granting of stock options for approximately 15,000 shares of common stock to management and employees in connection with the February 2004 salary reductions discussed in Note 3.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Investors should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes in this Form 10-QSB, our Form 10-QSB for the period ended September 30, 2003 and our audited financial statements and related notes for the year ended June 30, 2003, included in our Annual Report on Form 10-KSB. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-QSB contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements other than statements of historical fact, including future results of operations or financial position, made in this Quarterly Report on Form 10-QSB are forward looking. In particular, the words “expect,” “anticipate,” “estimate”, “desire”, “goal”, “ believe”, “may”, “will”, “should”, “intend”, “objective”, “seek”, “plan”, “strive”, variations of such words, or similar expressions, or the negatives of these words, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. Examples of forward looking statements include statements as to our estimates for future revenues and cost of revenues, our expectations regarding future expenses, including research and development and sales and marketing expenses, our estimates regarding the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital, sources of revenue and anticipated revenue, including licenses of intellectual property, technology development and service contracts, our business development efforts, future acquisitions or investments, the impact of economic and industry conditions on us and our customers, the anticipated growth of our business, our ability to attract clients, expectations regarding competition and the impact of recent accounting pronouncements.

The forward-looking statements contained in this Report are subject to risks and uncertainties, including those discussed below and in the section captioned “Factors that May Affect Operating Results,” and , in our Annual Report on Form 10-KSB for the year ended June 30, 2003, that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the concentration of business with large clients, the ability to develop new technology and introduce new products, competition, fluctuations in general economic conditions, the risk of bankruptcy, and changes in policies by regulatory agencies. For additional factors that can affect these forward-looking statements, see the “Risk Factors” section within our Annual Report on Form 10-KSB for the year ending June 30, 2003. The forward-looking statements contained in this Report speak only as of the date hereof. We caution readers not to place undue reliance on any such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in management’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

For the quarter ended December 31, 2003, we experienced a significant reduction in revenues compared to our revenues in the quarter ended September 30, 2003 and in each of our prior quarters of our fiscal year ended June 30, 2003, and we had a large net loss. We expect that revenues for the quarter ending March 31, 2004 will also be significantly less than revenues in comparable prior periods, and may be less than our revenues for the second fiscal quarter ended December 31, 2003. We regularly have had cash flow shortages and deficiencies in working capital, and have significant amounts of past due debt.

We have revised our operating and financial plan, which we believe will provide us with the ability to continue in existence for the near term, assuming that our revenues increase. These steps include expanding our business development efforts and closing on a private placement of unregistered common stock. Also, in November and December 2003, we implemented certain cost reductions and deferrals including headcount reductions, salary deferrals and participation in the State of Washington “Shared Work Program” (whereby rather than terminating an employee, we can retain the employee but reduce his or her hours worked by up to 50%, and the employee will be eligible to apply for unemployment benefits from the State of Washington for the reduction in hours worked). The decrease in expenses and improved cash flow from these expense reductions and deferrals began to benefit us in November and December 2003, and will have a greater impact beginning in the next quarter ending March 31, 2004, when they will have been in effect from the beginning of the period. We plan to implement further cost reductions, including additional headcount reductions, beginning in February 2004. Effective February 1, 2004, we changed the prior salary deferrals, which we had implemented with our senior management and certain other employees, into salary reductions. Also, effective February 1, 2004, we reduced the management fee payable to Saigene from $70,000 per month to $40,000 per month.

Even after the steps we have taken to revise our operating and financial plans and reduce expenses, we still have significant debts and claims that need to be settled. We will continue to review and revise our operating and financial plans during the remainder of fiscal 2004 with the objective of controlling expenses while minimizing any adverse impact on our current and future business opportunities. We will also attempt to settle outstanding debts with cash generated from operations, with stock, and/or with technology assets.

There is no assurance, however, that our efforts to reduce expenses and generate revenue will be successful. Although we have been able to raise approximately $1,533,000 through February 11, 2004 from our private placement of common stock, if our revenues do not increase we expect to need to raise additional capital through equity or debt financing or through the establishment of other funding facilities in order to keep funding operations. However, in the current market condition, raising capital has been, and will continue to be difficult, and there is no assurance that we will receive sufficient funding. Accordingly, we are also contemplating other alternatives to enable us to fund continuing operations, including loans from management or employees, additional salary deferrals and reductions and other cost cutting mechanisms. We are also exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction. These potential alternatives may not be open to us, or may only be available on unfavorable terms. If we are unable to obtain sufficient cash either to continue to fund operations or to locate a strategic alternative, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and ability to continue in existence.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates since the end of our 2003 fiscal year. For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and our Annual Report on Form 10-KSB for the year ended June 30, 2003.

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified. There are other accounting policies that are significant to our company. For a detailed discussion on the application of these and our other accounting policies, see Note 2 to the Consolidated Financial Statements included in this Report and Note 2 to Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended June 30, 2003.

     Revenue Recognition

     We recognize revenue in the period that the related services are performed. Historically, a majority of our revenues have been earned under contracts which range in duration from six months to eighteen months, but can extend in duration up to two years or longer. Service contracts generally take the form of fixed-price arrangements. Under fixed-price contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of contract pricing terms. Renegotiated amounts are not included in net revenues until earned and realization is assured. We also receive advances from certain customers related to the services to be performed for them. These advances are deferred and recognized as revenue in the period the related services are performed. Estimates of costs to complete are made, as appropriate, to provide for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred.

     Impairment of Assets

     Our long-lived assets consist of LIDA and cell viability technologies. We review our long-lived assets for impairment on a yearly basis or when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon our judgment of our ability to recover the asset from the expected future undiscounted cash flows of the related operations, as well as our estimate of the value we could receive from any sale of the assets. Actual future cash flows and amounts realized from any future asset sale may be greater or less than estimated. If the sum of expected future cash flows or sale value is less than the carrying amount of the asset, a loss is recognized. During the six-month period ended December 31, 2003, we did not recognize a loss on any of our long-lived assets.

     Operating Expenses

     We segregate our recurring operating expenses among three categories: laboratory and cost of goods sold; selling, general and administrative expenses; and research and development. Laboratory expenses and cost of goods sold consist of appropriate amounts necessary to complete the revenue and earnings process, and includes direct labor and related benefits, other direct costs, and an allocation of facility charges and information technology costs, and depreciation and amortization. Also, laboratory expenses and cost of goods sold includes shipping and handling fees and reimbursable out-of-pocket costs. Laboratory expenses and cost of goods sold, as a percentage of revenues, tends, and is expected, to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings involving studies conducted during any period of time. Selling, general and administrative expenses include business development activities, sales and marketing expenses and related commissions, and laboratory administration expenses. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, Saigene management fees, legal and accounting fees, advertising and promotional expenses, administrative travel and an allocation of facility charges, information technology costs, and depreciation and amortization. Research and development expenses consist of direct labor and related benefits, supplies, legal fees for patent applications, travel expenses, and depreciation and amortization.

     We depreciate equipment and computers over three to five years, while leasehold improvements are depreciated over the remaining life of the lease or ten years, reflecting management’s judgment of reasonable estimated remaining useful lives. If we were to extend or shorten the estimated useful lives for any of our assets, the amount of depreciation expense we record in any given period will correspondingly decrease or increase.

Results of Operations for Three and Six Months Ended December 31, 2003

Revenues:

	Three Months Ended				Six Months Ended
Dollars in thousands,	December 31,		$	%	December 31,		$	%
rounded to nearest
thousand	2003	2002	Change	Change	2003	2002	Change	Change

Revenues	$542	$1,668	$(1,126)	(68)%	$2,842	$2,563	$279	11%

Our revenues are generated from clinical trials testing services and diagnostic services. Our revenues decreased approximately 68% between the comparable quarters of fiscal 2004 and 2003, resulting from a decrease in the size and number of clinical trials testing services we performed. Although our aggregate revenues increased by 11% for the comparable six-month periods, that overall increase is not reflective of the recent significant decreases in revenues and open work orders.

More specifically, our recent quarterly decrease reflects the fluctuations and reductions in testing and open work orders with our historically two largest customers. Combined revenues from these two customers were $40,000 (7%) of our total revenues for the quarter ended December 31, 2003. In contrast, for the prior quarter ended September 30, 2003, these two customers accounted for approximately $2,064,000 (89.7%) of our total revenues. The decrease in revenues from these customers in the past quarter was a result of prior work orders having come to completion or the clinical study having ended or being terminated early, without being replaced with new work orders for additional testing services. We have historically been dependent on one or both of these customers for a significant portion of our revenues, and as such a decline in the volume of services performed for these customers has a significant impact on our revenues. The following table shows the fluctuations in our revenues (both in dollars and as a percentage of total revenue) from these two customers over the past two fiscal years:

	Customer A		Customer B
(Dollars rounded to
nearest thousand)	Revenue	Percent	Revenue	Percent

Fiscal 2003:
First Quarter	$391,000	43.7%	—	—
Second Quarter	$1,472,000	88.2%	—	—
Third Quarter	$1,901,000	91.0%	—	—
Fourth Quarter	$633,000	56.8%	$155,000	13.9%
Fiscal 2004:
First Quarter	$184,000	8.0%	$1,880,000	81.7%
Second Quarter	$40,000	7.4%	—	—

For each of these two customers, we have entered into a master contractor service agreement (one in February 2002 and the other in May 2003), under which we perform laboratory research services based on work orders submitted to us by the customer. There is no guaranteed minimum number of work orders or revenues to us under either agreement. Each work order is separately negotiated with the customer and is usually limited to a specific project with limited duration.

Currently, we do not have significant open or pending work orders with either of these two customers, or any other pharmaceutical companies. In as much, we expect that revenues in the quarter ending March 31, 2004 will continue to be significantly lower than those in the comparable prior year period, and could be lower than our revenues in the quarter ended December 31, 2003. We are continuing discussions regarding our research and laboratory services with these two customers as well as several other pharmaceutical companies and other potential customers. We believe that we have good relations with these two customers and we expect to receive additional work orders in the future, although we cannot predict the timing or amount of any such additional work.

We have expanded our business development efforts and have continued to submit bids and proposals to these and other companies for our services. We believe that we have generated good contacts and that there are a significant number of potential contracts available to us. While our signed work orders for testing are often dependent upon the results of the initial testing we perform for customers, we expect that, despite the lack of need for follow-on testing for our recent testing services, we will be successful in obtaining new work orders from our prior and current customers and from new customers. If we are unsuccessful in our sales and business development efforts, our revenues for each quarter for the remainder of the 2004 fiscal year will continue to fall significantly below the results for the quarter ended September 30, 2003, and the comparable quarters of our 2003 fiscal year.

During the three-months and six months ended December 31, 2003, revenue generated from clinical trials testing services accounted for approximately 29% and 81%, respectively, of our total revenues. Revenue generated from the provision of diagnostic, referral and other services accounted for approximately 71% and 19%, respectively, of our total revenues during the same periods. Historically, over 90% of our total revenues have been generated from clinical trials. Although we experienced a decrease in clinical testing services during the quarter ended December 31, 2003, we expect that clinical trials will continue to account for a significant portion of our revenues in the future.

Laboratory Expenses and Cost of Goods Sold:

	Three Months Ended				Six Months Ended
Dollars in thousands,	December 31,		$	%	December 31,		$	%
rounded to nearest
thousand	2003	2002	Change	Change	2003	2002	Change	Change

Laboratory Expenses and Cost of Goods Sold	$450	$629	$(179)	(28)%	$1,744	$1,196	$548	46%
Percentage of Revenues	83%	38%			61%	47%

Laboratory expenses and cost of goods sold consist primarily of payment of salaries and related benefits to employees performing analysis of clinical trial samples, the cost of supplies for analysis of clinical trial samples, payments to subcontractors of laboratory services, and other expenses such as business and occupation taxes, postage and shipping.

For the comparable quarters ended December 31, 2003 and December 31, 2002, laboratory expenses and cost of goods sold decreased approximately 28%, and as a percentage of revenue increased to approximately 83% from approximately 38%. The expense reduction was primarily attributable to decreased lab supplies expense incurred in meeting the decreased size and number of clinical trials testing services we performed during the comparable quarters. The relative increase as a percentage of revenue was as result of salaries and related benefits of laboratory personnel remaining relatively consistent, while revenues decreased approximately 68% over the same time periods. For the three-month periods ended December 31, 2003 and 2002, respectively, salaries and related benefits increased 8% to approximately $250,000 from $231,000, lab supplies decreased 78% to approximately $54,000 from $192,000, and outside services decreased 65% to approximately $17,000 from $48,000. The decreases in lab supplies and outside services between the comparable quarters was due to the reduction in supplies and services needed to support the commensurate decrease in revenues.

For the comparable six-month periods ended December 31, 2003 and December 31, 2002, laboratory expenses and cost of goods sold increased approximately 46%, and as a percentage of revenue increased to approximately 61% from approximately 47%. A significant component of this increased expense was our costs for outside services during the quarter ended September 30, 2003. Specifically, for the three months ended September 30, 2003, we paid $508,000 for outside services, compared to approximately $64,000 in the comparable prior year period. The increase in outside services was due to our outsourcing of testing on a third-party proprietary assay to the company that performs the testing. For the six-month periods ended December 31, 2003 and 2002, respectively, salaries and related benefits increased 5% to approximately $525,000 from $501,000, lab supplies increased 12% to approximately $379,000 from $313,000, and outside services increased 468% to approximately $525,000 from $112,000. The increase in lab supplies between the comparable periods was primarily attributable to the increased supplies needed to support the commensurate increase in revenues.

As part of our efforts to reduce expenses, with respect to our laboratory operations, quality assurance, client services and information technology employees, we terminated employment of five employees, had one employee participate in the salary deferral program, and enrolled the remaining 18 employees in the Shared Work Program. All of these employees are “at will” employees, and there is a risk that they could terminate with us and seek employment elsewhere. In the event we need to quickly ramp back up our laboratory service capacity, such as due to new large work orders, we believe that we will have sufficient qualified personnel available to us.

Research and Product Development:

	Three Months Ended				Six Months Ended
Dollars in thousands,	December 31,		$	%	December 31,		$	%
rounded to nearest
thousand	2003	2002	Change	Change	2003	2002	Change	Change

Research and Product Development	$39	$37	$2	5%	$77	$70	$7	10%
Percentage of Revenues	7%	2%			3%	3%

Research and development expenses consist mainly of our expenditures incurred in connection with development of the LIDA and cell viability technology we acquired from Saigene Corporation in August 2002.

For the comparable quarters ended December 31, 2003 and 2002, research and product development expenses increased 5% to approximately $39,000 from $37,000. For the comparable six-month periods, research and product development expenses increased 10% to approximately $77,000 from approximately $70,000. The increase in each period was primarily the result of increased patent related legal expenses, partially offset by a decrease in compensation expense as a result of fewer employees in research and product development in the current year period over the comparable prior year period. Also, in November 2003, as part of our efforts to reduce expenses, we enrolled our one employee in research and development in the Shared Work Program, which further helped reduce our compensation expense in this area.

We anticipate that we will continue to incur research and development expenses related to the technology acquired from Saigene. However, if we are unable to increase revenues or raise additional funding to continue to fund our existing research and development efforts, we will seek to further reduce our research and development efforts and expenses.

Selling, General and Administrative Expense:

	Three Months Ended				Six Months Ended
Dollars in thousands,	December 31,		$	%	December 31,		$	%
rounded to nearest
thousand	2003	2002	Change	Change	2003	2002	Change	Change

Selling, General and Administrative Expense	$735	$905	$(170)	(19)%	$1,597	$1,970	$(373)	(19)%
Percentage of Revenues	136%	54%			56%	77%

Our selling, general and administrative expense consists primarily of management fees paid to Saigene, compensation for our executive officers, board members and other selling, general and administrative personnel, compensation expense on our stock options, legal and accounting fees, and payments under consulting arrangements.

Selling, general and administrative expense decreased 19% for the comparable quarters to approximately $732,000 from $905,000, and also decreased 19% for the comparable six-month periods to approximately $1,594,000 from $1,970,000. As a percentage of revenue, selling, general and administrative expenses were 136% and 54%, respectively, for the comparable quarters ended December 31, 2003 and 2002, and were 56% and 77%, respectively, for the comparable six-month periods ended December 31, 2003 and 2002.

The reduction in our selling, general and administrative expenses for the comparable periods is due in large part to decreased management fees we paid to Saigene under the terms of the amended and restated management agreement. This reflects the reduction in monthly management fees, effective July 1, 2003, to $70,000 from $90,000. For the comparable quarters ended December 31, 2003 and 2002, respectively, management fees decreased 24% to approximately $210,000 from $276,000, and for the comparable six months ended December 31, 2003 and 2002, respectively, management fees decreased 41% to approximately $420,000 from $715,000. For the third and fourth quarters of fiscal 2004, we expect management fees to be lower, due our recent amendment of the management agreement, effective February 1, 2004, further reducing the monthly fees payable to Saigene from $70,000 to $40,000 per month.

Excluding Saigene management fees, selling, general and administrative expenses were approximately $525,000 and $629,000 (approximately 97% and 38% as a percentage of revenue), respectively, for the comparable quarters ended December 31, 2003 and 2002, and were approximately $1,177,000 and $1,255,000 (approximately 41% and 49% as a percentage of revenue), respectively, for the comparable six-month periods ended December 31, 2003 and 2002. The decreases in selling, general and administrative expenses reflect reduced costs for contract labor, legal and accounting services and net compensation income for certain repriced stock options, partially offset by increased costs for compensation to our executive officers and Board compensation.

For the quarter and six months ended December 31, 2002, our selling, general and administrative expenses included contract labor costs for services provided by our current Chief Executive Officer under a management agreement with Saigene before he became our employee, and for contract accounting and contract chief financial officer services. In calendar year 2003 we hired our Chief Executive Officer and Chief Financial Officer, resulting in decreased needs for contract labor services. Accordingly, for the comparable quarters and six months ended December 31, 2003 and 2002, respectively, our contract labor costs decreased approximately $47,000 and $81,000. In addition, in the quarter and six months ended December 31, 2002, we also incurred relocation expenses of approximately $21,000 and $115,000, respectively, relating to our Chief Medical Officer, where we had no comparable expenses in the periods ended December 31, 2003. With the decrease in contract labor services, we recognized increased compensation expense in salaries and benefits by approximately $70,000 and $233,000, respectively, between the comparable three and six months ended December 31, 2003 and 2002, due primarily to the hiring of our Chief Executive Officer, Chief Financial Officer and a business development representative during calendar year 2003.

Selling, general and administrative expenses for the three and six-month periods ended December 31, 2003 included approximately $25,000 and $100,000 in Board of Director compensation, whereas we paid no Board compensation in the prior comparable fiscal periods. In addition, under the terms of consulting agreements dated August 28, 2002 with two of our directors, Terry Giles and Paul Kanan, we paid aggregate consulting expenses of $39,000 and $49,000, respectively, in the comparable quarters of fiscal 2004 and 2003, and aggregate consulting expenses of $78,000 and $52,000, respectively, in the comparable six-month periods of fiscal 2004 and 2003.

Selling, general and administrative expenses also include compensation income (expense) resulting from the May 2002 repricing of all outstanding stock options to the then-current market price of $0.06. For the comparable quarters ended December 31, 2003 and 2002, we recognized income of approximately $55,000 and $39,000, respectively, to adjust these options to fair market value. However, for the comparable six-month periods, we recognized $46,000 in income in fiscal 2004 but $70,000 in expense in fiscal 2003. As of December 31, 2003, 41,140 repriced options remained outstanding, and as a result we will continue to recognize compensation income

(expense) from the repricing in future periods. The amount of compensation expense we recognize in the future will fluctuate based on the value of our common stock and the number of options that are outstanding as of each valuation date. (See “Note 11 to Notes to Consolidated Financial Statements” in our Report on Form 10-KSB for the year ended June 30, 2003).

Further decreases in our selling, general and administrative expenses for the comparable periods of fiscal 2004 and 2003 include reductions in legal and accounting expenses (of $37,000 and $68,000 between the comparable quarters and six-month periods, respectively) and reduced commission payments (of $19,000 and $42,000 between the comparable quarters and six-month periods, respectively).

As part of our ongoing effort to reduce expenses, with respect to our selling, general and administrative employees, we terminated employment of two employees, had eight employees participate in the salary deferral program, had one hourly employee agreeing to reduce her hours worked, and enrolled one employee in the Shared Work Program.

We expect overall selling, general and administrative expenses for the third and fourth quarters of fiscal 2004 to decrease as compared to the current quarter as well as the prior fiscal periods, given the decreased management fees payable to Saigene and the cost-cutting measures described above, as well as the non-recurring expenses related to the Saigene transaction incurred in fiscal 2003. These expense decreases will be offset by increases in fiscal 2004 over fiscal 2003 in Board compensation and anticipated full year compensation expense from the hiring of our Chief Executive, Chief Medical, and Chief Financial Officers and a business development representative during fiscal 2003.

Other Income (Expense):

	Three Months Ended				Six Months Ended
Dollars in thousands,	December 31,		$	%	December 31,		$	%
rounded to nearest
thousand	2003	2002	Change	Change	2003	2002	Change	Change

Other Income (Expense)	$(29)	$209	$(238)	(139)%	$(116)	$199	$(315)	(158)%
Percentage of Revenues	(5)%	13%			(4)%	8%

Total other income (expense) decreased approximately $238,000 in the quarter ended December 31, 2003 over the comparable quarter ended December 31, 2002. Other expense for the quarter ended December 31, 2003 was a net expense of approximately $29,000 and included approximately $30,000 of interest expense on notes payable and lease obligations and approximately $1,000 in interest and other income. Other income for the quarter ended December 31, 2002 was net income of approximately $209,000, and included approximately $37,000 of interest expense on notes payable and lease obligations, approximately $165,000 in gain on troubled debt restructuring, and approximately $80,000 of other income, primarily from reassessment of then existing liabilities, whereby beginning in the quarter ended December 31, 2002, we wrote off some of our old accounts payable and an old lease obligation during fiscal 2003.

Between the comparable six months ended December 31, 2003 and 2002, total other income (expense) decreased approximately $315,000. Other expense for the six months ended December 31, 2003 was a net expense of approximately $116,000 and included approximately $61,000 of interest expense on notes payable and lease obligations, approximately $17,000 in interest and other income, and approximately $72,000 from a loss on the receipt of common stock instead of cash in payment of a $200,000 note receivable and approximately $16,000 in accrued interest income from a related party (Saigene). Other income for the six months ended December 31, 2002 was net income of approximately $199,000, and included approximately $69,000 of interest expense on notes payable and lease obligations, approximately $165,000 in gain on troubled debt restructuring, and approximately $103,000 of other income, primarily from reassessment of then existing liabilities, whereby beginning in the quarter ended December 31, 2002, we wrote off some of our old accounts payable and an old lease obligation during fiscal

2003 and, to a lesser amount, we had rent and fees paid to us by Saigene prior to the August 28, 2002 Saigene asset purchase agreement.

Net Earnings (Loss):

	Three Months Ended				Six Months Ended
Dollars in thousands,	December 31,		$	%	December 31,		$	%
rounded to nearest
thousand	2003	2002	Change	Change	2003	2002	Change	Change

Net Earnings (Loss)	$(711)	$307	$(1,018)	(332)%	$(692)	$(473)	$(219)	(46)%
Percentage of Revenues	(131)%	18%			(24)%	(18)%

We had a net loss of approximately $711,000 for the three months ended December 31, 2003 compared to net earnings of approximately $307,000 for the three months ended December 31, 2002, representing a decrease of approximately $1,018,000 between the comparable periods. The decrease in net earnings is primarily attributable to our significantly decreased revenues in the year over year quarters, partially offset by decreases in laboratory expenses and cost of sales and selling, general and administrative expense discussed above. Other items having a lesser impact on the change in net earnings (loss) include the increased research and product development expenses and the decrease in other income (expense) in the three months ended December 31, 2003 over the comparable period ended December 31, 2002.

For the six months ended December 31, 2003, we had net loss of approximately $692,000 compared to a net loss of approximately $473,000 for the six months ended December 31, 2002, representing an increased loss of approximately $219,000 between the comparable six-month periods. Even though our total revenues increased for the comparable six-month periods, the worsening of our net loss for the comparable six months is primarily attributable to our significantly decreased revenues and resulting net loss for the quarter ended December 31, 2003 discussed above. Our net loss for the six months ended December 31, 2003 is partially offset by our approximately $19,000 net earnings for the quarter ended September 30, 2003. Changes in laboratory expenses and cost of sales as well as selling, general and administrative expense, research and product development expenses, and other income (expense) as discussed above will also continue to impact our net earnings (loss), however, the primary driver of our net losses is currently our significant decrease in revenues.

As a result of the significant decrease in revenues in the quarter ended December 31, 2003, and the continuing significant decrease in revenues expected in the quarter ended March 31, 2004, even if selling, general and administrative expenses and cost of sales can be reduced by a significant degree, we anticipate that we will experience continuing losses.

Liquidity and Capital Resources:

We had significant net operating losses for the quarter and six months ended December 31, 2003, and we expect that we will have net losses for the quarter ended March 31, 2004 and for our fiscal year ending June 30, 2004.

We experienced a significant decrease in revenues in the quarter ended December 31, 2003, as well as significant losses and degradation of our cash and working capital position from operations. We expect these trends will continue into the third quarter of fiscal 2004, and that revenues for the third quarter will be significantly less than revenues in comparable prior periods, and may be less than our revenues for the second quarter. We also expect that we will continue to have significant losses and degradation of our cash and working capital position. To improve our cash position, we are actively seeking to increase revenues, raise debt or equity financing and cut expenses significantly. There can be no assurance that our efforts to reduce expenses, generate revenue and raise sufficient capital will be successful.

In the current market conditions, raising capital from equity financing has been, and will continue to be difficult. We did not raise sufficient financing from our Series B preferred stock private placement in the spring / summer of 2003. In November 2003, we initiated a best efforts private placement to raise up to $1,500,000 through the sale of 3,000,000 shares of common stock at $0.50 per share, with up to a 10% overallotment option. As of December 31, 2003, we received net proceeds of approximately $688,000, after payment of private placement expenses and 10% cash commissions to our registered broker-dealers (approximately $610,000 net also of the approximately $78,000 fair value expense (non-cash) recorded for the warrants issued to the broker-dealers). In January 2004, our Board of Directors approved an increase in the size of the private placement to up to $2,000,000 (4,000,000 shares). As of December 31, 2003, we incurred $16,767 of legal expenses related to the private placement, which were netted against gross proceeds. The private placement terminates on February 15, 2004, unless extended by our Board of Directors. Through February 11, 2004, we received gross proceeds of $1,533,000 from the sale of a total of 3,066,000 shares, and recorded aggregate commissions of $153,300 and warrants covering 306,600 shares of unregistered common stock at $0.60 per share.

On August 5, 2003, we entered into a loan and security agreement with our lender, Franklin Funding, Inc. Under this agreement, we borrowed $250,000 during the first and second quarters of fiscal 2004. Amounts borrowed under the loan agreement bear interest at 17.64% and are amortized over 36 months, with monthly payments beginning September 2003 and a final balloon payment due at maturity on August 5, 2006, and are secured by specific equipment. In the event of default, among other remedies, the lender may declare the entire amount under the loan agreement to be immediately due and payable, and may take possession of the equipment provided as security. Pursuant to the terms of the loan agreement, we granted to the lender warrants to purchase 25,000 shares of common stock (at the rate of 5,000 per $50,000 borrowed, with exercise prices as of the date of borrowing), consisting of warrants for 5,000 shares at $1.10 per share, 5,000 shares at $1.00 per share, 10,000 shares at $0.95 per share, and 5,000 shares at $0.85 per share. No additional amounts are available to us under this credit facility, and we do not have any other credit facility in place.

Despite these recent cash infusions from the private placement and our credit facility with Franklin Funding, we expect to need additional capital to help fund operations through fiscal 2004, and there can be no assurance that we will be able to raise sufficient financing from our current private placement or from any further equity or debt financing. Accordingly, management is contemplating other alternatives to enable us to fund continuing operations, including loans from management or employees, salary deferrals and reductions and other cost cutting mechanisms, and raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. In addition, we are exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction. None of these potential alternatives may be available to us, or may only be available on unfavorable terms. If we are unable to obtain sufficient cash to continue to fund operations or if we are unable to locate a strategic partner, we may be forced to seek protection from creditors under the bankruptcy laws and/or cease operations. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue in existence. Our auditors added an explanatory paragraph to their opinion on our fiscal 2003 financial statements stating that there was substantial doubt about our ability to continue as a going concern. There can be no assurance that our efforts to reduce expenses and generate revenue will be successful.

Our operations historically have primarily been funded through revenues generated from operations and from the sale and issuance of our common stock and preferred stock from time to time.

At December 31, 2003, our cash and cash equivalents were approximately $669,000, compared to approximately $440,000 at June 30, 2003. Our cash at December 31, 2003 included $783,000 in gross proceeds from our private placement through December 31, 2003, less payments of approximately $45,000 in commissions, with the balance of the approximately $33,000 in accrued commissions included in accrued liabilities. We had approximately $417,000 in accounts receivable as of December 31, 2003, compared approximately $467,000 as of June 30, 2003. Total liabilities as of December 31, 2003 were approximately $2,748,000 compared to approximately $2,714,000 as of June 30, 2003. The improvement in our cash and cash equivalents is primarily attributable to proceeds from our private placement and our borrowings under our credit facility, and to a lesser degree by collections on our accounts receivable and increased accounts payable and accrued expenses. As of December 31, 2003 and June 30, 2003, we also had restricted cash of approximately $71,000 which represents a security deposit in connection with our office lease in Seattle, Washington which expires in July 2007. We are obligated to maintain the restricted cash security deposit through the term of the lease.

As of December 31, 2003, we had a working capital deficit of approximately $761,000, compared to a working capital deficit of approximately $685,000 at June 30, 2003. The approximately $76,000 decline in working capital is attributable to several changes in the components of working capital. Changes providing favorable impact include increases in cash and prepaid expenses and other assets, and decreases in advances from customers, dividends payable and, except for additional borrowings of $250,000 under a new loan and security agreement, decreases in our current notes payable and lease obligations. Changes negatively impacting our working capital since June 30, 2003 include decreases in our accounts receivable, receipt of payment (in the form of our common stock) on our $200,000 note receivable from Saigene, use of our inventories during the quarter, increases in accounts payable and accrued liabilities, an increase in deferred compensation and, the current portion of the new loan and security agreement, under which we borrowed $250,000 during the six-month period.

Net cash used in operating activities was approximately $512,000 for the six months ended December 31, 2003, primarily to fund our loss from operations and changes in our working capital, and included the effect of approximately $16,000 in interest income on a note receivable from Saigene that was paid to us using our common stock. Our investing activities used approximately $27,000 for the six months ended December 31, 2003 primarily for the purchase of capital equipment. Cash flow provided by financing activities was approximately $767,000 for the six months ended December 31, 2003, consisting primarily of approximately $688,000 in net proceeds from our private placement of unregistered common stock and approximately $250,000 in proceeds of borrowings under our credit facility, offset by approximately $165,000 in payments on notes payable, notes payable to related parties, and payments on capital lease obligations, and payment of approximately $6,000 in dividends on our Series B preferred stock.

During the six months ended December 31, 2003, within the quarter ended September 30, 2003, we received 72,072 shares of our common stock as payment on a $200,000 note receivable and accrued interest from Saigene, and accrued approximately $2,000 in dividends on our Series B preferred stock. The payment on the Saigene note in common stock was made in accordance with the terms of the note, and resulted in elimination of the note receivable but without a corresponding increase in our cash position. During the last six months, we also reversed approximately $1,000 previously recorded to our common stock and prepaid financing expense accounts, reflecting the return and cancellation of 83,333 shares of our common stock that had been held in escrow under an agreement with our prior landlord. Under the terms of the escrow agreement, 583,333 shares of our common stock remain in escrow.

With respect to our research and development activities, Saigene has informed us that in order to develop and commercialize the technology that we acquired from Saigene in August 2002, we would likely require in the near term a capital infusion in excess of $5 million. Moreover, management believes that an additional $15 million over the next two years would be required to achieve regulatory approval and commercialization of the technologies acquired from Saigene in August 2002, as well as the additional technologies that may be acquired under the option agreement with Saigene. Due to our current working capital position, we are not actively pursuing these research and development efforts. Although, in the future we do intend to seek suitable financing to continue research and development efforts, commence the regulatory approval process and commercialization of the technologies, but there can be no assurance that we will be able to obtain such financing, on favorable terms or at all. We also intend to continue to actively explore strategic alternatives for our technology assets, which, in addition to further development, may include sale, partnership, joint venture, licensing or other means of developing or otherwise realizing the value of these assets.

Factors That May Affect Operating Results

Our operating results and financial condition will fluctuate due to a number of factors, including, but not limited to, the following factors:

•	our ability to raise money from debt or equity financing to fund negative cash flows;

•	our marketing efforts and our ability to enter into and build relationships with new customers, and obtain additional projects from existing customers;

•	the timing and number of clinical trials by customers, the number of samples submitted to us for testing, and the amount of revenues generated from these tests;

•	our ability to participate in and win bids from RFPs (requests for proposals) for clinical tests;

•	our ability to manage our cash flow, including by managing or reducing our expenses;

•	capital expenditure requirements, including for research and development efforts, upgrading or replacing laboratory equipment and making investments in information technology;

•	our ability to motivate and retain our existing employees; and

•	plans to pursue alternative business strategies, which may include entering into a joint venture, asset sale or merger.

Many of the above factors are outside of our control, and all of the above factors are difficult for us to forecast. These factors can materially adversely affect our business and operating results for one quarter or a series of quarters.

ITEM 3. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2003, we granted to our lender, Franklin Funding, Inc., warrants to purchase 10,000 shares of common stock, with 5,000 shares priced at $0.95 per share, and 5,000 at $0.85 per share. During the prior quarter we also granted to our lender warrants to purchase an aggregate of 15,000 shares of common stock, with 5,000 shares priced at $1.10 per share, 5,000 at $0.95 per share, and 5,000 at $1.00 per share. All of these warrants were granted pursuant to the terms of our Loan and Security Agreement with Franklin Funding dated August 5, 2003. The warrants were granted in reliance on the statutory exemption from registration provided by Section 4(2) of the Securities Act.

In November 2003, we initiated a best efforts private placement of unregistered common stock through registered broker-dealers, for the sale of up to 3,000,000 shares of common stock at a purchase price of $0.50 per share, with up to a 10% overallotment option. In connection with the private placement, we engaged Source Capital Group, Inc. and Basic Investors, Inc. as non-exclusive placement agents to offer the common stock on a best efforts basis. As compensation for the placement agents’ services, we agreed to pay aggregate cash commissions of 10% of the gross proceeds received and to issue stock purchase warrants to purchase one share of common stock for each 10 shares of common stock sold. The warrants have an exercise price of $0.60 per share and expire on December 31, 2006. The private placement shares are offered and sold solely to accredited investors in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act. The private placement terminates on February 15, 2004, unless extended by our Board of Directors. Through February 11, 2004, we received gross proceeds of $1,533,000 from the sale of a total of 3,066,000 shares, and recorded aggregate commissions of $153,300 and warrants covering 306,600 shares of unregistered common stock at $0.60 per share, expiring December 31, 2006.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	10.1	Amendment No. 2 to Management Agreement, dated February 1, 2004, between Saigene Corporation and Pacific Biometrics, Inc.

	31.1	Certification of Ronald R. Helm, Chief Executive Officer

	31.2	Certification of Michael P. Carrosino, Chief Financial Officer

	32.1	Certification of Ronald R. Helm, Chief Executive Officer of Pacific Biometrics, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Michael P. Carrosino, Chief Financial Officer of Pacific Biometrics, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	No current reports on Form 8-K were filed during the quarter ended December 31, 2003.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2004

/s/ Ronald R. Helm

Ronald R. Helm
Chief Executive Officer
(principal executive officer)

/s/ Michael P. Carrosino

Michael P. Carrosino
Chief Financial Officer
(principal financial officer)