Form 10QSB
period 2004-03-31
PACIFIC BIOMETRICS INC
filed 2004-05-14
CIK 1020475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                     to

Commission File Number 0-21537

Pacific Biometrics, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	93-1211114 (I.R.S. Employer Identification Number)

220 West Harrison Street Seattle, Washington 98119 (Address of principal executive office)	(206) 298-0068 (Registrant’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of May 10, 2004, the issuer had 12,921,194 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☒ No ☐

PACIFIC BIOMETRICS, INC.

INDEX TO FORM 10-QSB

Page
PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
Consolidated Balance Sheets as of March 31, 2004 (unaudited) and June 30, 2003 (audited)	3
Consolidated Statements of Operations for the three and nine months ended March 31, 2004 and 2003 (unaudited)	4
Consolidated Statements of Cash Flows for the three and nine months ended March 31, 2004 and 2003 (unaudited)	5
Notes to Consolidated Financial Statements (unaudited)	6
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 3 – CONTROLS AND PROCEDURES	21
PART II – OTHER INFORMATION
ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS	22
ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K	22
SIGNATURES	22
EXHIBIT 10.1
EXHIBIT 21.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PACIFIC BIOMETRICS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2004	2003
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$975,484	$440,326
Accounts receivable, net of allowance for doubtful accounts of $23,695 and $25,543, respectively	481,366	466,608
Note receivable from related party	—	200,000
Inventories	80,545	158,104
Prepaid expenses and other assets	128,646	73,176

Total current assets	1,666,041	1,338,214
Property and equipment, net	421,649	433,060
Other assets:
Restricted cash	71,315	71,074
Technology assets	476,874	476,874

Total assets	$2,635,879	$2,319,222

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$668,822	$792,420
Accrued liabilities	646,063	563,778
Dividends payable	2,020	1,558
Deferred compensation	21,980	—
Advances from customers	437,611	310,948
Capital lease obligations - current portion	52,546	58,239
Notes payable to related parties - current portion	51,160	123,576
Other notes payable - current portion	192,958	172,392

Total current liabilities	2,073,160	2,022,911
Capital lease obligations - long term portion	170,443	208,717
Notes payable to related parties - long term portion	—	11,775
Other notes payable - long term portion	572,808	470,696

Total liabilities	2,816,411	2,714,099

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized
Series A preferred stock, 1,550,000 shares designated, 1,550,000 shares issued and outstanding, liquidation preference of $2.00 per share, aggregating $3,100,000	15,500	15,500
Series B preferred stock, 1,666,667 shares designated, 33,666.66 shares issued and outstanding, liquidation preference of $3.00 per share, aggregating $101,000	337	337
Common stock, $0.01 par value, 30,000,000 shares authorized
Issued and outstanding 12,921,194 shares at March 31, 2004 and 9,218,458 at June 30, 2003	300,838	263,189
Common stock subscribed – 10,000 shares at March 31, 2004	5,000	—
Additional paid-in capital	22,065,547	20,421,642
Accumulated deficit	(22,566,331)	(21,094,843)
Treasury stock	(1,423)	(702)

Total stockholders’ deficit	(180,532)	(394,877)

Total liabilities and stockholders’ deficit	$2,635,879	$2,319,222

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues	$547,676	$2,087,933	$3,389,974	$4,650,976

Laboratory expenses and cost of sales	432,233	915,270	2,175,928	2,111,012

Gross margin	115,443	1,172,663	1,214,046	2,539,964
Operating expenses:
Research and product development	17,252	54,695	94,605	124,468
Selling, general and administrative	749,564	959,997	2,346,402	2,929,607

Operating income (loss)	(651,373)	157,971	(1,226,961)	(514,111)

Other income (expense):
Interest expense	(30,378)	(20,279)	(91,326)	(88,901)
Interest income	81	229	16,590	599
Other income	42,275	157,693	42,807	259,853
Gain on troubled debt restructure	—	4,000	—	169,384
Loss on settlement of note receivable from related party	—	—	(72,072)	—

	11,978	141,643	(104,001)	340,935
Net earnings (loss) before tax expense	(639,395)	299,614	(1,330,962)	(173,176)

Tax expense	—	—	—	—

Net earnings (loss)	$(639,395)	$299,614	$(1,330,962)	$(173,176)

Preferred stock dividend	(2,020)	—	(6,074)	—

Net earnings (loss) applicable to common stockholders	$(641,415)	$299,614	$(1,337,036)	$(173,176)

Net earnings (loss) per share:
Basic earnings (loss) per share	$(0.06)	$0.04	$(0.14)	$(0.03)

Diluted earnings (loss) per share	$(0.06)	$0.03	$(0.14)	$(0.03)

Weighted average common shares outstanding:
Basic	11,022,263	8,484,658	9,420,913	6,901,768

Diluted	11,022,263	9,345,901	9,420,913	6,901,768

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$(639,395)	$299,614	$(1,330,962)	$(173,176)
Reconciliation of net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,881	27,998	85,458	64,440
Interest income on note receivable from related party settled by common stock	—	—	(16,218)	—
Board compensation settled by stock options	—	—	24,840	—
Loss on settlement of note receivable from related party	—	—	72,072	—
Gain recognized on troubled debt restructuring	—	(4,000)	—	(169,384)
Gain on restructuring of capital leases	—	(22,018)	—	(22,018)
Compensation expense (income) from fair value adjustment to options	2,307	80,926	(43,742)	152,011
Changes in assets and liabilities:
Accounts receivable, net	(64,142)	(65,485)	(14,757)	202,429
Inventories	(80,545)	—	77,559	—
Prepaid expenses and other assets	16,555	(36,223)	(56,231)	(23,519)
Advances from customers	359,327	(365,091)	126,663	(110,022)
Accounts payable	(200,831)	34,593	(123,598)	18,076
Accrued liabilities	(10,686)	76,130	82,285	156,106
Deferred compensation	8,206	—	21,980	—
Stock options granted at less than fair market value	—	—	2,584	—

Net cash provided by (used in) operating activities	(580,323)	26,444	(1,092,067)	94,943

Cash flows from investing activities:
Purchases of capital equipment	(47,330)	(4,184)	(74,047)	(38,699)

Net cash used in investing activities	(47,330)	(4,184)	(74,047)	(38,699)

Cash flows from financing activities:
Payments on notes payable	(47,036)	(57,211)	(127,322)	(128,308)
Payments on notes payable to related parties	(28,531)	(26,420)	(84,191)	(62,168)
Transfer to restricted cash	(79)	(223)	(241)	(573)
Net proceeds from loan and security agreement	—	—	250,000	—
Payments on capital lease obligations	(14,487)	(2,786)	(43,967)	(4,404)
Payment of cash dividends	—	—	(5,684)	—
Stock split – fractional share payout	—	(6)	—	(6)
Proceeds from exercise of stock options	1,164	3,634	1,564	4,242
Net proceeds from private placement of common stock	1,023,180	—	1,711,113	—

Net cash provided by (used in) financing activities	934,211	(83,012)	1,701,272	(191,217)

Net increase (decrease) in cash and cash equivalents	306,558	(60,752)	535,158	(134,973)
Cash and cash equivalents, beginning of period	668,926	196,730	440,326	270,951

Cash and cash equivalents, end of period	$975,484	$135,978	$975,484	$135,978

Cash paid during the period for interest	$23,374	$10,131	$63,235	$25,960
Non-Cash Activities
Assets purchased under capital lease	$—	$253,500	$—	$253,500
Donated equipment	$—	$—	$—	$70,766
Note payable issued in exchange for capital lease obligation	$—	$—	$—	$245,000
Common stock issued in exchange for accrued preferred dividends	$—	$—	$—	$909,828
Warrants and options issued in exchange for deferred compensation and notes payable	$—	$—	$—	$933,472
Purchase of technology assets and equipment in exchange for common stock	$—	$—	$—	$490,698
Contribution toward development and commercialization of technology assets	$—	$—	$—	$429,533
Preferred stock dividends accrued	$2,020	$—	$6,074	$—
Note receivable from related party settled by common stock	$—	$—	$200,000	$—
Shares released from escrow under restructure agreement with prior landlord	$—	$—	$833	$—
Warrants issued in consideration of issuance costs for private placement	$111,414	$—	$189,487	$—

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

Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of Pacific Biometrics, Inc. and notes thereto, for its fiscal year ended June 30, 2003. The accompanying unaudited financial statements and related notes should also be read in conjunction with the unaudited financial statements and the Form 10-QSB of Pacific Biometrics, Inc. and notes thereto, for its fiscal quarters ended December 31, 2003 and September 30, 2003.

2. Summary of Significant Accounting Policies

Stock-Based Compensation

The Company has a stock-based employee compensation plan. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost been determined based on the fair value of stock options granted in a manner consistent with the method promulgated by SFAS No. 123, the Company’s net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts below for the three and nine months ended March 31:

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net earnings (loss) as reported	$(641,415)	$299,614	$(1,337,036)	$(173,176)
Deduct: Total stock-based employee compensation awards, net of related tax benefits	81,436	—	257,665	16,736

Pro forma net earnings (loss)	$(722,851)	$299,614	$(1,594,701)	$(189,912)

Net earnings (loss) per share:
Basic – as reported	$(0.06)	$0.04	$(0.14)	$(0.03)

Diluted – as reported	$(0.06)	$0.03	$(0.14)	$(0.03)

Basic – pro forma	$(0.07)	$0.04	$(0.17)	$(0.03)

Diluted – pro forma	$(0.07)	$0.03	$(0.17)	$(0.03)

Variable Accounting

On May 3, 2002, the Board of Directors voted to reprice all outstanding options to purchase common stock to the then current market price, which was $0.06 on that day. As of March 31, 2004, 39,473 of these options remained outstanding. For the three and nine month periods ended March 31, 2004, the Company recognized $2,307 in expense and $43,742 in income, respectively, to adjust these options to fair market value. For the three and nine month periods ended March 31, 2003, the Company recognized $80,926 and $152,011, respectively, in expense to adjust these options to fair market value. In the future, the net earnings (loss) of the Company on a quarterly basis may be affected by fluctuations in the market value of the Company’s common stock. If the market price of the

Company’s common stock increases, the Company will recognize expense for the number of options outstanding times the incremental increase in per share stock value.

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

The Company intends to continue to explore strategic alternatives for its technology assets, which, in addition to further development, may include sale, partnership, joint venture, licensing or other means of developing or otherwise realizing the value of these assets.

Earnings (Loss) Per Share

Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method and the effect of preferred stock on an as-converted basis. All per share calculations exclude treasury shares and shares held in an escrow account as security for a note payable. Net earnings (loss) applicable to common stockholders includes dividends on the Series B convertible preferred stock of $2,020 and $6,074, respectively, for the three and nine months ended March 31, 2004, and $0 for the comparable periods of 2003.

Components of basic and diluted earnings (loss) per share were as follows for the three and nine month periods ended March 31:

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net earnings (loss) (A)	$(639,395)	$299,614	$(1,330,962)	$(173,176)
Preferred stock dividend	(2,020)	—	(6,074)	—

Net earnings (loss) applicable to common stockholders (B)	$(641,415)	$299,614	$(1,337,036)	$(173,176)

Weighted average number of outstanding shares of common stock (C)	11,022,263	8,484,658	9,420,913	6,901,768

Weighted average number of outstanding shares of common stock and common stock equivalents (D)	11,022,263	9,345,901	9,420,913	6,901,768

Earnings (loss) per share:
Basic (B/C)	$(0.06)	$0.04	$(0.14)	$(0.03)

Diluted (A/D)	$(0.06)	$0.03	$(0.14)	$(0.03)

As of March 31, 2004, options to purchase 1,307,205 shares of common stock and warrants to purchase 594,093 shares of common stock (including the 384,600 warrants discussed in Note 4 below) were outstanding, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive. In addition, for both the three and nine month periods ended March 31, 2004, 1,550,000 shares of Series A Preferred Stock and 33,666.66 shares of Series B Preferred Stock convertible into 516,667 and 33,666 shares of common stock, respectively, were also not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive.

As of March 31, 2003, options to purchase 155,173 shares of common stock and warrants to purchase 389,222 shares of common stock were outstanding. For the three months ended March 31, 2003, 210,414 and 134,162 of the outstanding warrants and options, respectively, were included in the computation of diluted earnings (loss) per share after giving effect to the treasury stock method. For the nine months ended March 31, 2003, none of the outstanding warrants or options were included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive. In addition, for the three month period ended March 31, 2003, 1,550,000 shares of Series A Preferred Stock convertible into 516,667 shares of common stock were included in the computation of diluted earnings (loss) per share. For the nine months ended March 31, 2004, the effect of the Series A Preferred Stock was excluded from the computation of dilutive earnings (loss) per share because the effect would be anti-dilutive.

3. Management’s Plans

The Company had a net loss for the quarter ended March 31, 2004, experienced recurring losses from operations in prior years, and has regularly had cash flow shortages. In March 2004, the Company entered into a new clinical services contract with a pharmaceutical company for a study with anticipated revenues of approximately $1.4 million, of which the Company recognized approximately $331,000 in revenues in the quarter ended March 31, 2004. This new clinical services contract is expected to be completed before June 30, 2004 and should positively impact revenues and earnings for the quarter ending June 30, 2004. The Company does not, however, currently have significant amounts of other signed clinical services contracts, and the Company expects further significant losses to continue into fiscal 2005. Additionally, the Company has deficiencies in working capital and stockholders’ equity and has significant amounts of past due debt. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence for the near term. These steps include expansion of business development efforts and closing of a private placement of unregistered common stock through registered broker-dealers. In addition, the Company is continuing to review its operational and financial requirements. To that end, in November and December, the Company implemented certain cost reductions and deferrals that included generally all of its employees. In addition to headcount reductions, the Company’s senior management and certain other employees accepted salary deferrals ranging from 15% to 20%, and the majority of the Company’s other employees were subjected to the State of Washington’s “Shared Work Program”. Under the Shared Work Program, employees’ hours worked may be reduced by up to 50%, and the employees are eligible to apply for unemployment benefits for the reduction in hours worked. Additionally, the Company began to implement further cost reductions beginning in February 2004, including additional headcount reductions, and reduction of the monthly management fee paid to Saigene from $70,000 per month to $40,000 per month. Also, effective February 1, 2004, the salary deferrals to senior management and certain other employees became salary reductions, and the Company’s Board of Directors approved the grant of stock options to these employees in connection with the salary reductions for the month of February 2004. Subsequently, in May 2004, the Company and Saigene agreed to a further reduction in the management fee to $20,000 per month, effective June 15, 2004.

Beginning in mid-March 2004, however, in connection with the new clinical services contract described above, the Company suspended employee participation in the Shared Work Program and began to incur overtime expenses. Effective March 16, 2004, three department managers were restored to full salary, and effective March 1, 2004 the prior salaries deferred from December 2003 and January 2004 were begun to paid out, pro rata monthly through June 30, 2004. As work is completed on the March 2004 clinical services contract, the Company will review reimplementing the Shared Work Program and other expense controls that were suspended during work on the contract.

There can be no assurance, however, that the Company’s efforts to reduce expenses and generate revenue will be successful. The Company is continuing to review its operational and financial requirements, and may implement additional cost reductions and deferrals. In addition to the best efforts private placement of unregistered common stock through registered broker-dealers, the Company is seeking to raise other financing to fund operations. There can be no assurance the Company will be able to raise additional funds from debt or equity financing on terms favorable to the Company.

Even after the steps the Company has taken to reduce its operating and financial requirements, the Company still has significant debts and claims that need to be settled. The Company will continue to review its operating and financial requirements with the objective of controlling expenses while minimizing any adverse impact on its future business opportunities, and attempt to settle outstanding debts with cash generated from its operations, with stock, and/or with technology assets. However, there can be no assurance that the Company will raise sufficient financing from any equity or debt financing to help fund operations during the near term. Accordingly, management is contemplating other alternatives to enable the Company to fund continuing operations, including, but not limited to, exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction, loans from management or employees, salary deferrals or other cost cutting mechanisms, or raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. None of these potential alternatives may be available to the Company, or may only be available on unfavorable terms. If the Company is unable to obtain sufficient cash to continue to fund operations, it may be forced to seek protection from creditors under the bankruptcy laws and/or cease operations. Any inability to obtain additional cash as needed could have a material adverse effect on the Company’s financial position, results of operations and ability to continue in existence.

4. Private Placement of Common Stock

In November 2003, the Company initiated a best efforts private placement of unregistered common stock through registered broker-dealers. Through the closing of the private placement in March 2004, the Company sold 3,846,000 shares of unregistered common stock and received gross proceeds of $1,923,000. In accordance with the terms of the private placement, the broker dealers receive a commission of 10% of the gross proceeds. Also, for every 10 shares of unregistered common stock sold, the broker dealers received a warrant covering one share of unregistered common stock at $0.60 per share expiring on December 31, 2006. Accordingly, as of March 31, 2004, the Company had recorded broker dealer commissions of $192,300 and warrants covering 384,600 shares of unregistered common stock at $0.60 per share. As of March 31, 2004, the Company had incurred $19,587 of legal expenses related to the private placement, which have been netted against gross proceeds of the private placement. As of March 31, 2004, there were 10,000 shares of common stock subscribed, representing common stock which was included in the 3,846,000 shares sold, but for which shares were not issued until April 2004.

5. Subsequent Event

In May 2004, the Company and Saigene executed Amendment No. 3 to Amended and Restated Management Agreement, by and among the Company, Saigene, and PBI-WA. Under the terms of this amendment, the management fee payable to Saigene will be reduced from $40,000 to $20,000 per month, effective June 15, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Investors should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes in this Form 10-QSB, our Form 10-QSBs for the periods ended December 31, 2003 and September 30, 2003, and our audited financial statements and related notes for the year ended June 30, 2003, included in our Annual Report on Form 10-KSB. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

The forward-looking statements contained in this Report are subject to risks and uncertainties, including those discussed below and in the section captioned “Factors that May Affect Operating Results,” and, in our Annual Report on Form 10-KSB for the year ended June 30, 2003, that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the concentration of business with large clients, the ability to develop new technology and introduce new products, competition, fluctuations in general economic conditions, the risk of bankruptcy, and changes in policies by regulatory agencies. For additional factors that can affect these forward-looking statements, see the “Risk Factors” section within our Annual Report on Form 10-KSB for the year ending June 30, 2003, and in our Registration Statement on Form SB-2. The forward-looking statements contained in this Report speak only as of the date hereof. We caution readers not to place undue reliance on any such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in management’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We provide specialty central laboratory services to support pharmaceutical and diagnostic manufacturers in the conduct of human clinical research, for use in their drug discovery and development efforts. Our clients include a number of the world’s largest multi-national pharmaceutical, biotechnology and diagnostic companies. Our well-recognized specialty areas include cardiovascular disease (dyslipidemia, atherosclerosis, and coronary heart disease), diabetes (and obesity), and bone and joint diseases (osteoporosis and arthritis). Coupled with our specialty testing, we also have central laboratory capability and provide full-service central laboratory support for multi-center clinical trials, including routine safety lab tests (general chemistry, hematology, and urinalysis). Our company is a Delaware corporation, incorporated on May 9, 1996, and we conduct our operations primarily through our wholly-owned subsidiary, Pacific Biometrics, Inc., a Washington corporation.

For each of the prior two quarters, as well as for the nine months ended March 31, 2004, we experienced a significant reduction in revenues and had a large net loss. We expect that revenues for the quarter ending June 30,

2004 will be improved over the most recent two quarters as a result of a March 2004 clinical services contract we recently entered into with a pharmaceutical company for a study with anticipated revenues of approximately $1.4 million. Revenues under this new clinical services contract commenced in March 2004, and accounted for approximately $331,000 or 60% of our total revenues for the quarter just ended. We expect to recognize the remainder of the revenues from this clinical services contract in the quarter ending June 30, 2004. Even with the improvement to revenues and positive impact on earnings expected in the quarter ending June 30, 2004 resulting from the March 2004 clinical services contract, we expect to incur a net loss for the fiscal year ending June 30, 2004 and that revenues for fiscal year ending June 30, 2004 will be significantly lower than those in the comparable prior year period. We do not currently have significant amounts of other signed clinical services contracts. We also regularly have had cash flow shortages and deficiencies in working capital, and have significant amounts of past due debt, including approximately $335,000 of accounts payable that is 90 or more days old.

We have revised our operating and financial plan, which we believe will provide us with the ability to continue in existence for the near term, assuming that our revenues increase. These steps include expanding our business development efforts and closing on a private placement of unregistered common stock. In November and December 2003, we implemented certain cost reductions and deferrals including headcount reductions, salary deferrals and participation in the State of Washington “Shared Work Program” (whereby rather than terminating an employee, we can retain the employee but reduce his or her hours worked by up to 50%, and the employee will be eligible to apply for unemployment benefits from the State of Washington for the reduction in hours worked). The decrease in expenses and improved cash flow from these expense reductions and deferrals began to benefit us in the quarter ended December 31, 2003, and had a greater beneficial impact in the quarter ended March 31, 2004, because they were in effect from the beginning of the period. Beginning in mid-March 2004, however, in connection with the recent new clinical services study that we anticipate lasting for an eight to ten week period, we began ramping up work and taking most of our employees out of the Shared Work Program, and we may incur significant overtime expenses. As work is completed on the March 2004 clinical services study, we will review reimplementing the Shared Work Program and other expense controls that were suspended during the time we were working on the study.

As a further cost reduction, effective February 1, 2004, we changed the prior salary deferrals, which we had implemented with our senior management and certain other employees, into salary reductions, and we made one-time grants of stock options in connection with the reductions. These salary reductions are continuing, with no further stock options granted in connection with the reductions, except for three department managers who were restored to full salary effective March 16, 2004. Effective March 1, 2004, the prior salaries deferred from December 2003 and January 2004 are being paid pro rata monthly through June 30, 2004. Also, effective February 1, 2004, we reduced the management fee payable to Saigene Corporation from $70,000 per month to $40,000 per month. Subsequently, in May 2004, the Company and Saigene agreed to a further reduction in the management fee to $20,000 per month, effective June 15, 2004.

Even after the steps we have taken to revise our operating and financial plans and reduce expenses, we still have significant debts and claims that need to be settled. We will continue to review and revise our operating and financial plans during the remainder of fiscal 2004 and into fiscal 2005 with the objective of controlling expenses while minimizing any adverse impact on our current and future business opportunities. We will also attempt to settle outstanding debts with cash generated from operations, with stock, and/or with technology assets.

There is no assurance, however, that our efforts to reduce expenses and generate revenue will be successful. Although we raised approximately $1.7 million in net proceeds from our private placement of common stock that closed in March 2004, if our revenues do not increase we expect to need to raise additional capital through equity or debt financing or through the establishment of other funding facilities in order to continue funding operations. However, in the current market condition, raising capital has been, and will continue to be difficult, and there is no assurance that we will receive sufficient funding. Accordingly, we are also contemplating other alternatives to enable us to fund continuing operations, including loans from management or employees, additional salary deferrals and reductions and other cost cutting mechanisms. We are also exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction. These potential alternatives may not be open to us, or may only be available on unfavorable terms. If we are unable to obtain sufficient cash either to continue to fund operations or to locate a strategic alternative, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and ability to continue in existence.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates since the end of our 2003 fiscal year. For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and our Annual Report on Form 10-KSB for the year ended June 30, 2003.

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended to be a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

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

     Impairment of Assets

     Our long-lived assets consist of LIDA and cell viability technologies. We review our long-lived assets for impairment on a yearly basis or when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon our judgment of our ability to recover the asset from the expected future undiscounted cash flows of the related operations, as well as our estimate of the value we could receive from any sale of the assets. Actual future cash flows and amounts realized from any future asset sale may be greater or less than estimated. If the sum of expected future cash flows or sale value is less than the carrying amount of the asset, a loss is recognized. During the nine-month period ended March 31, 2004, we did not recognize a loss on any of our long-lived assets.

     Operating Expenses

     We segregate our recurring operating expenses among three categories: laboratory and cost of goods sold; selling, general and administrative expenses; and research and development. Laboratory expenses and cost of goods sold consist of appropriate amounts necessary to complete the revenue and earnings process, and includes direct labor and related benefits, other direct costs, and an allocation of facility charges and information technology costs, and depreciation and amortization. Also, laboratory expenses and cost of goods sold include shipping and handling fees and reimbursable out-of-pocket costs. Laboratory expenses and cost of goods sold, as a percentage of revenues, tends, and is expected, to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings involving studies conducted during any period of time. Selling, general and administrative expenses include business development activities, sales and marketing expenses and related commissions, and laboratory administration expenses. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, Saigene management fees, legal and accounting fees, advertising and promotional expenses, administrative travel and an allocation of facility charges, information technology costs, and depreciation and amortization. Research and development expenses consist of direct labor and related benefits, supplies, legal fees for patent applications, travel expenses, and depreciation and amortization.

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

Results of Operations for Three and Nine Months Ended March 31, 2004

Revenues:

	Three Months Ended				Nine Months Ended
Dollars in thousands, rounded to nearest	March 31,		$	%	March 31,		$	%
thousand	2004	2003	Change	Change	2004	2003	Change	Change
Revenues	$548	$2,088	$(1,540)	(74)%	$3,390	$4,651	$(1,261)	(27)%

Our revenues are generated from clinical trials testing services and diagnostic services. Our revenues decreased approximately 74% and 27%, respectively, between the comparable quarters and nine-month periods ended March 31, 2004 and 2003, resulting from a decrease in the size and number of clinical trials testing services we performed. Except for the March 2004 clinical services contract we recently entered into and that is expected to be completed by June 2004, these decreases reflect the recent significant decreases in revenues and open work orders we have been experiencing. For the quarter ended March 31, 2004, we recognized revenues under this new clinical services contract of approximately $331,000 (or 60% of our total revenues for the quarter). We expect to recognize the remainder of the revenues under this clinical services contract in the quarter ending June 30, 2004.

Our recent quarterly decreases reflect the fluctuations and reductions in testing and open work orders with our historically two largest customers. Combined revenues from these two customers were approximately $400,000 (73% of our total revenues) for the quarter ended March 31, 2004, compared to a total of approximately $2.5 million (74% of our total revenues) for the nine months ended March 31, 2004. The recent decreases in revenues from these customers was a result of prior work orders having come to completion or the clinical study having ended or being terminated early, without being replaced with new work orders for additional testing services. We have historically been dependent on one or both of these customers for a significant portion of our revenues, and as such a decline in the volume of services performed for these customers has a significant impact on our revenues.

For each of these two customers, we have entered into a master contractor service agreement (one in February 2002 with an addendum dated March 2004 and the other in May 2003), under which we perform laboratory research services based on work orders submitted to us by the customer. There is no guaranteed minimum number of work orders or revenues to us under either agreement. Each work order is separately negotiated with the customer and is usually limited to a specific project with limited duration.

During the three-months and nine-months ended March 31, 2004, revenue generated from clinical trials testing services accounted for approximately 76% and 80%, respectively, of our total revenues. Revenue generated from the provision of diagnostic, referral and other services accounted for approximately 24% and 20%, respectively, of our total revenues during the same periods. Historically, over 90% of our total revenues have been generated from clinical trials. Although we experienced a decrease in clinical testing services during the quarter ended March 31, 2004, we expect that clinical trials will continue to account for a significant portion of our revenues in the future.

Except for the new March 2004 clinical services contract we recently entered into as described above, we do not have significant open or pending work orders. Although we expect to recognize the remainder of the revenues under this clinical services contract in the quarter ending June 30, 2004, even with the resulting improvement to revenues and positive impact on earnings for the quarter ending June 30, 2004, we expect to incur a net loss for the fiscal year ending June 30, 2004, and that revenues for fiscal year ending June 30, 2004 will be significantly lower than those in the comparable prior year period. We are continuing discussions regarding our research and laboratory services with these two customers as well as several other pharmaceutical companies and other potential customers. We believe that we have good relations with these two customers and we expect to receive additional work orders in the future, although we cannot predict the timing or amount of any such additional work.

We have expanded our business development efforts and have continued to submit bids and proposals to these and other companies for our services. We believe that we have generated good contacts and that there are a significant number of potential contracts available to us. While our signed work orders for testing are often dependent upon the results of the initial testing we perform for customers, we expect that, despite the lack of need for follow-on testing for our recent testing services, we will be successful in obtaining new work orders from our prior and current customers and from new customers. Even with the new clinical services contract we recently entered into in March 2004, if we are unsuccessful in our sales and business development efforts, our revenues for the remainder of the 2004 fiscal year will be less than revenues in the comparable prior period. Unless revenues otherwise increase, we will also likely continue to experience significant losses and our cash and working capital position will continue to be adversely impacted into fiscal 2005.

Laboratory Expenses and Cost of Goods Sold:

	Three Months Ended				Nine Months Ended
Dollars in thousands, rounded to nearest	March 31,		$	%	March 31,		$	%
thousand	2004	2003	Change	Change	2004	2003	Change	Change
Laboratory Expenses and Cost of Goods Sold	$432	$915	$(483)	(53)%	$2,176	$2,111	$65	3%

Percentage of Revenues	79%	44%			64%	45%

Laboratory expenses and cost of goods sold consist primarily of payment of salaries and related benefits to employees performing analysis of clinical trial samples, the cost of supplies for analysis of clinical trial samples, payments to subcontractors of laboratory services, and other expenses such as business and occupation taxes, postage and shipping.

For the comparable quarters ended March 31, 2004 and 2003, laboratory expenses and cost of goods sold decreased approximately 53%, and as a percentage of revenue increased to approximately 79% from approximately 44%. The expense reduction was primarily attributable to decreased expenses incurred in meeting the decreased size and number of clinical trials testing services we performed during the comparable quarters. The relative increase as a percentage of revenue was as a result of salaries and related benefits of laboratory personnel decreasing approximately 30%, while revenues decreased approximately 74% over the same time periods. For the three-month periods ended March 31, 2004 and 2003, respectively, salaries and related benefits decreased 30% to approximately $198,000 from $284,000, lab supplies decreased 57% to approximately $92,000 from $215,000, and outside services decreased 95% to approximately $13,000 from $246,000. The decreases in lab supplies and outside services between the comparable quarters was due to the reduction in supplies and services needed to support the commensurate decrease in revenues.

For the comparable nine-month periods ended March 31, 2004 and 2003, laboratory expenses and cost of goods sold increased approximately 3%, and as a percentage of revenue increased to approximately 64% from approximately 45%. A significant component of this increased expense was our costs for outside services during the quarter ended September 30, 2003. Specifically, for the three months ended September 30, 2003, we paid $508,000 for outside services, compared to approximately $64,000 in the comparable prior year period. The increase in outside services was due to our outsourcing of testing on a third-party proprietary assay to the company that performs the testing. For the nine-month periods ended March 31, 2004 and 2003, respectively, salaries and related benefits decreased 8% to approximately $723,000 from $786,000, lab supplies decreased 11% to approximately $471,000 from $527,000, and outside services increased 50% to approximately $538,000 from $357,000. The changes in the components of expenses between the comparable periods were primarily attributable to the decreased supplies needed to support the commensurate decrease in revenues, partially offset by the increased outside services incurred primarily in the quarter ended September 30, 2003.

Through December 31, 2003, as part of our efforts to reduce expenses, with respect to our laboratory operations, quality assurance, client services and information technology employees, we terminated employment of five employees, had one employee participate in the salary deferral program, and enrolled the remaining 18 employees in the Shared Work Program. Effective mid-March 2004 for an anticipated 8 to 10 week period, we began ramping up to work on the March 2004 clinical services contract. We anticipate that most of our management employees who currently participate in the salary deferral / reduction program will continue to do so, except for three department managers who have been restored to full salary effective March 16, 2004. For the duration of this clinical services study, we also expect to pull our other laboratory operations, quality assurance, client services and information technology employees out of the Shared Work Program, and we will likely incur significant overtime expense.

Research and Product Development:

	Three Months Ended				Nine Months Ended
Dollars in thousands, rounded to nearest	March 31,		$	%	March 31,		$	%
thousand	2004	2003	Change	Change	2004	2003	Change	Change
Research and Product Development	$17	$55	$(38)	(69)%	$95	$124	$(29)	(23)%

Percentage of Revenues	3%	3%			3%	3%

Research and development expenses consist mainly of our expenditures incurred in connection with development of the LIDA and cell viability technology we acquired from Saigene Corporation in August 2002.

For the comparable quarters ended March 31, 2004 and 2003, research and product development expenses decreased 69% to approximately $17,000 from $55,000. For the comparable nine-month periods, research and product development expenses decreased 23% to approximately $95,000 from approximately $124,000. The decrease in each period was primarily the result of decreased compensation expense as a result of fewer employees in research and product development in the current year period over the comparable prior year period. For the nine-month periods ended March 31, 2004 and 2003, the decrease was partially offset by increased patent related legal expenses, incurred primarily in the first half of the respective fiscal year periods. Also, in November 2003, as part of our efforts to reduce expenses, we enrolled our one employee in research and development in the Shared Work Program, and in February 2004, this employee was terminated, further reducing our compensation expense in this area.

We anticipate that we will continue to incur research and development expenses related to the technology acquired from Saigene. However, if we are unable to increase revenues or raise additional funding to continue to fund our existing research and development efforts, we will seek to further reduce our research and development efforts and expenses.

Selling, General and Administrative Expense:

	Three Months Ended				Nine Months Ended
Dollars in thousands, rounded to nearest	March 31,		$	%	March 31,		$	%
thousand	2004	2003	Change	Change	2004	2003	Change	Change
Selling, General and Administrative Expense	$750	$960	$(210)	(22)%	$2,346	$2,930	$(584)	(20)%

Percentage of Revenues	137%	46%			69%	63%

Our selling, general and administrative expense consists primarily of management fees paid to Saigene, compensation for our executive officers, board members and other selling, general and administrative personnel, compensation expense on our stock options, legal and accounting fees, and payments under consulting arrangements.

Selling, general and administrative expense decreased 22% for the comparable quarters to approximately $750,000 from $960,000, and decreased 20% for the comparable nine-month periods to approximately $2,346,000 from $2,930,000. As a percentage of revenue, selling, general and administrative expenses were 137% and 46%, respectively, for the comparable quarters ended March 31, 2004 and 2003, and were 69% and 63%, respectively, for the comparable nine-month periods ended March 31, 2004 and 2003.

The reduction in our selling, general and administrative expenses for the comparable periods is due in large part to decreased management fees we paid to Saigene under the terms of the amended and restated management agreement. This reflects the reduction in monthly management fees, effective July 1, 2003, to $70,000 from $90,000 and the further reduction of the management fees to $40,000 per month from $70,000 per month effective February 1, 2004. For the comparable quarters ended March 31, 2004 and 2003, respectively, management fees decreased 44% to approximately $150,000 from $270,000, and for the comparable nine months ended March 31, 2004 and 2003, respectively, management fees decreased 42% to approximately $570,000 from $985,000.

Excluding Saigene management fees, selling, general and administrative expenses were approximately $600,000 and $690,000 (approximately 109% and 33% as a percentage of revenue), respectively, for the comparable quarters ended March 31, 2004 and 2003, and were approximately $1,776,000 and $1,945,000 (approximately 52% and 42% as a percentage of revenue), respectively, for the comparable nine-month periods ended March 31, 2004 and 2003.

For the quarter and nine months ended March 31, 2003, our selling, general and administrative expenses included contract labor costs for services provided by our current Chief Executive Officer under a management agreement with Saigene before he became our employee, and for contract accounting and contract chief financial officer services. In calendar year 2003 we hired our Chief Executive Officer and Chief Financial Officer, resulting in decreased needs for contract labor services. Accordingly, for the comparable quarter and nine month periods ended March 31, 2004 and 2003, respectively, our contract labor costs decreased approximately $16,000 and $74,000. In addition, in the quarter and nine months ended March 31, 2003, we also incurred recruiting and relocation expenses of approximately $0 and $115,000, respectively, relating to our Chief Medical Officer and a Business Development Representative, where we had no comparable expenses in the periods ended March 31, 2004. In addition to the decrease in contract labor services, we recognized decreased salaries and benefits of approximately $14,000 between the comparable quarters ended March 31, 2004 and 2003, and increased salaries and benefits of approximately $219,000 between the comparable nine month periods ended March 31, 2004 and 2003. The change in salaries and wages was due primarily to the hiring of our Chief Executive Officer, Chief Financial Officer and a business development representative during calendar year 2003, partially offset by salary reductions of 15% to 20% implemented beginning February 1, 2004.

Selling, general and administrative expenses for the three and nine-month periods ended March 31, 2004 included approximately $22,000 and $118,000 in Board of Director compensation, whereas we paid no Board compensation in the prior comparable fiscal periods. In addition, under the terms of consulting agreements dated August 28, 2002 with two of our directors, Terry Giles and Paul Kanan, we recorded aggregate consulting expenses of $39,000 in each of the comparable quarters of fiscal 2004 and 2003, and aggregate consulting expenses of $117,000 and $91,000, respectively, in the comparable nine-month periods of fiscal 2004 and 2003.

Selling, general and administrative expenses also include compensation income (expense) resulting from the May 2002 repricing of all outstanding stock options to the then-current market price of $0.06. For the comparable quarters ended March 31, 2004 and 2003, we recognized expense of approximately $2,000 and $81,000, respectively, to adjust these options to fair market value. However, for the comparable nine-month periods ended March 31, 2004 and 2003, respectively, we recognized approximately $44,000 in income and $152,000 in expense. As of March 31, 2004, 39,473 repriced options remained outstanding, and as a result we will continue to recognize compensation income (expense) from the repricing in future periods. The amount of compensation expense we recognize in the future will fluctuate based on the value of our common stock and the number of options that are outstanding as of each valuation date. (See “Note 11 to Notes to Consolidated Financial Statements” in our Report on Form 10-KSB for the year ended June 30, 2003).

Further changes in our selling, general and administrative expenses include an increase in legal and accounting expenses of approximately $51,000 between the respective quarters ended March 31, 2004 and 2003 to $113,000 from $62,000. For the respective nine-month periods ended March 31, 2004 and 2003, legal and accounting expenses decreased approximately $46,000, to $237,000 from $282,000. These changes in legal and accounting expenses are primarily the result of legal and accounting expenses incurred in conjunction with the Saigene purchase transaction in the early part of fiscal 2003, and in conjunction with the filing of our resale registration statement in March 2004.

Through December 31, 2003, as part of our ongoing effort to reduce expenses, with respect to our selling, general and administrative employees, we terminated employment of two employees, had eight employees participate in the salary deferral / reduction program, had one hourly employee agreeing to reduce her hours worked, and enrolled one employee in the Shared Work Program. Effective mid-March 2004 for an anticipated 8 to 10 week period, we began ramping up to work on the March 2004 clinical services contract. We anticipate that most of our management employees who currently participate in the salary deferral / reduction program will continue to do so, except for three department managers who have been restored to full salary effective March 16, 2004. For the duration of this clinical services study, the one selling, general and administrative employee who had been enrolled in the Shared Work Program will return to full-time.

We expect overall selling, general and administrative expenses for the fourth quarter of fiscal 2004 as well as the full fiscal year ending June 30, 2004 to decrease as compared to the prior fiscal periods, primarily given the decreased management fees payable to Saigene and the cost-cutting measures described above. These expense decreases will be offset by increases in fiscal 2004 over fiscal 2003 in Board compensation and anticipated full year compensation expense from the hiring of our Chief Executive Officer, Chief Medical Officer, and Chief Financial Officer and a business development representative during fiscal 2003.

Other Income (Expense):

	Three Months Ended				Nine Months Ended
Dollars in thousands, rounded to nearest	March 31,		$	%	March 31,		$	%
thousand	2004	2003	Change	Change	2004	2003	Change	Change
Other Income (Expense)	$12	$142	$(130)	(92)%	$(104)	$341	$(445)	(130)%

Percentage of Revenues	2%	7%			(3)%	7%

Total other income (expense) decreased approximately $130,000 in the quarter ended March 31, 2004 over the comparable quarter ended March 31, 2003. We had net other income of approximately $12,000 for the quarter ended March 31, 2004, including approximately $42,000 in Washington state sales and business and occupation tax refunds from a review of past years tax remittances, and approximately $30,000 of interest expense on notes payable and lease obligations. For the quarter ended March 31, 2003, we had net other income of approximately $142,000, including approximately $20,000 of interest expense on notes payable and lease obligations, approximately $4,000 in gain on troubled debt restructuring, and approximately $158,000 of other income, primarily from reassessment of then existing liabilities, whereby we wrote off some of our old accounts payable and an old lease obligation during fiscal 2003.

Between the comparable nine months ended March 31, 2004 and 2003, total other income (expense) decreased approximately $445,000. For the nine months ended March 31, 2004, we had net other expense of approximately $104,000, including approximately $91,000 of interest expense on notes payable and lease obligations, approximately $17,000 in interest and other income, approximately $42,000 in Washington state sales and business and occupation tax refunds from a review of past years tax remittances, and approximately $72,000 from a loss on the receipt of common stock instead of cash in payment of a $200,000 note receivable and approximately $16,000 in accrued interest income from a related party (Saigene). For the nine months ended March 31, 2003, we had net other income of approximately $341,000, including approximately $89,000 of interest expense on notes payable and lease obligations, approximately $1,000 of interest income, approximately $169,000 in gain on troubled debt restructuring, and approximately $260,000 of other income, primarily from reassessment of then existing liabilities, whereby we wrote off some of our old accounts payable and an old lease obligation during fiscal 2003 and, to a lesser amount, we had rent and fees paid to us by Saigene prior to the August 28, 2002 Saigene asset purchase agreement.

Net Earnings (Loss):

	Three Months Ended				Nine Months Ended
Dollars in thousands, rounded to nearest	March 31,		$	%	March 31,		$	%
thousand	2004	2003	Change	Change	2004	2003	Change	Change
Net Earnings (Loss)	$(639)	$300	$(939)	(313)%	$(1,331)	$(173)	$(1,158)	(669)%

Percentage of Revenues	(117)%	14%			(39)%	(4)%

We had a net loss of approximately $639,000 for the three months ended March 31, 2004 compared to net earnings of approximately $300,000 for the three months ended March 31, 2003, representing a decrease of approximately $939,000 between the comparable periods. The decrease in net earnings is primarily attributable to our significantly decreased revenues in the year over year quarters, partially offset by decreases in laboratory expenses and cost of sales and selling, general and administrative expenses, and research and product development expenses discussed above.

For the nine months ended March 31, 2004, we had net loss of approximately $1,331,000 compared to a net loss of approximately $173,000 for the nine months ended March 31, 2003, representing an increased loss of approximately

$1,158,000 between the comparable nine-month periods. The worsening of our net loss for the comparable nine months is primarily attributable to our significantly decreased revenues and resulting net losses for the quarters ended December 31, 2003 and March 31, 2004 discussed above and in our Form 10QSB for the period ended December 31, 2003. Our net loss for the nine months ended March 31, 2004 is partially offset by our approximately $19,000 net earnings for the quarter ended September 30, 2003. Changes in laboratory expenses and cost of sales as well as selling, general and administrative expense, research and product development expenses, and other income (expense) as discussed above will also continue to impact our net earnings (loss), however, the primary driver of our net losses is currently our significant decrease in revenues.

Liquidity and Capital Resources:

We had significant net operating losses for the quarter and nine months ended March 31, 2004. We expect that revenues for the quarter ending June 30, 2004 will be improved over the most recent two quarters as a result of a March 2004 clinical services contract we recently entered into with a pharmaceutical company for a study with anticipated revenues of approximately $1.4 million. Revenues under this new clinical services contract commenced in March 2004, and accounted for approximately $331,000 or 60% of our total revenues for the quarter just ended. We expect to recognize the remainder of the revenues from this clinical services contract in the quarter ending June 30, 2004. Even with the improvement to revenues and positive impact on earnings expected in the quarter ending June 30, 2004 resulting from the March 2004 clinical services contract, we expect to incur a net loss for the fiscal year ending June 30, 2004 and that revenues for fiscal year ending June 30, 2004 will be significantly lower than those in the comparable prior year period.

Our operations historically have primarily been funded through revenues generated from operations and from the sale and issuance of our common stock and preferred stock from time to time.

At March 31, 2004, our cash and cash equivalents were approximately $975,000, compared to approximately $440,000 at June 30, 2003. We had approximately $481,000 in accounts receivable as of March 31, 2004, compared approximately $467,000 as of June 30, 2003, reflecting the timing of revenues billed and collected. Total liabilities as of March 31, 2004 were approximately $2,816,000 compared to approximately $2,714,000 as of June 30, 2003. The improvement in our cash and cash equivalents is primarily attributable to proceeds from our private placement and our borrowings under our credit facility, and to a lesser degree from increased advances from our customers and increased accrued liabilities. As of March 31, 2004 and June 30, 2003, we also had restricted cash of approximately $71,000 which represents a security deposit in connection with our office lease in Seattle, Washington which expires in July 2007. We are obligated to maintain the restricted cash security deposit through the term of the lease.

As of March 31, 2004, we had a working capital deficit of approximately $407,000, compared to a working capital deficit of approximately $685,000 at June 30, 2003. The approximately $278,000 increase in working capital is attributable to several changes in the components of working capital. Changes providing favorable impact include increases in cash, accounts receivable and prepaid expenses and other assets, and decreases in accounts payable, and, except for additional borrowings of $250,000 under a new loan and security agreement, decreases in our current notes payable and lease obligations. Changes negatively impacting our working capital since June 30, 2003 include decreases in our $200,000 note receivable from Saigene (through receipt of payment in the form of our common stock), decreased inventories since June 30, 2003, increases in accrued liabilities, dividends payable, advances from customers and deferred compensation, and the current portion of the new $250,000 loan and security agreement.

Net cash used in operating activities was approximately $1,092,000 for the nine months ended March 31, 2004, primarily to fund our loss from operations and changes in our working capital, and included the effect of approximately $16,000 in interest income on a note receivable from Saigene that was paid to us using our common stock. Our investing activities used approximately $74,000 for the nine months ended March 31, 2004 primarily for the purchase of capital equipment. Cash flows provided by financing activities was approximately $1,701,000 for the nine months ended March 31, 2004, consisting primarily of approximately $1,711,000 in net proceeds from our private placement of unregistered common stock, approximately $250,000 in proceeds of borrowings under our credit facility and approximately $2,000 in proceeds from exercise of stock options, offset by approximately

$255,000 in payments on notes payable, notes payable to related parties, and payments on capital lease obligations, and payment of approximately $6,000 in dividends on our Series B preferred stock.

During the nine months ended March 31, 2004, within the quarter ended September 30, 2003, we received 72,072 shares of our common stock as payment on a $200,000 note receivable and accrued interest from Saigene, and accrued approximately $2,000 in dividends on our Series B preferred stock. The payment on the Saigene note in common stock was made in accordance with the terms of the note, and resulted in elimination of the note receivable but without a corresponding increase in our cash position. During the nine months ended March 31, 2004, we also reversed approximately $1,000 previously recorded to our common stock and prepaid financing expense accounts, reflecting the return and cancellation of 83,333 shares of our common stock that had been held in escrow under an agreement with our prior landlord. Under the terms of the escrow agreement, 583,333 shares of our common stock remain in escrow.

As described above, we experienced a significant decrease in revenues in the quarters ended March 31, 2004 and December 31, 2003, as well as significant losses and degradation of our cash and working capital position from operations. We expect these trends will continue into fiscal 2005. To improve our cash position, we are actively seeking to increase revenues, raise debt or equity financing and cut expenses significantly. There can be no assurance that our efforts to reduce expenses, generate revenue and raise sufficient capital will be successful.

In the current market conditions, raising capital from equity financing has been, and will continue to be difficult. We did not raise sufficient financing from our Series B preferred stock private placement in the spring / summer of 2003. Beginning in November 2003, we initiated a best efforts private placement through the sale of unregistered shares of common stock at $0.50 per share. Through the closing of the private placement in March 2004, we sold 3,846,000 shares of common stock and received approximately $1,711,000 in net proceeds. In connection with that private placement, as of March 31, 2004, we had recorded cash commissions to the broker dealer of $192,300 and incurred $19,587 of legal expenses.

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

Despite these recent cash infusions from the private placement and our credit facility with Franklin Funding, we expect to need additional capital to help fund operations through the balance of fiscal 2004 and into fiscal 2005. There can be no assurance that we will be able to raise sufficient financing. Accordingly, management is contemplating other alternatives to enable us to fund continuing operations, including loans from management or employees, salary deferrals and reductions and other cost cutting mechanisms, and raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. In addition, we are exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction. None of these potential alternatives may be available to us, or may only be available on unfavorable terms. If we are unable to obtain sufficient cash to continue to fund operations or if we are unable to locate a strategic partner, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue in existence. Our auditors added an explanatory paragraph to their opinion on our fiscal 2003 financial statements stating that there was substantial doubt about our ability to continue as a going concern, and we expect a similar going-concern opinion on our financial statements for the fiscal year ending June 30, 2004. There can be no assurance that our efforts to reduce expenses and generate revenue will be successful.

With respect to our research and development activities, Saigene has informed us that in order to develop and commercialize the technology that we acquired from Saigene in August 2002, we would likely require in the near term a capital infusion in excess of $5 million. Moreover, management believes that an additional $15 million over the next two years would be required to achieve regulatory approval and commercialization of the technologies acquired from Saigene in August 2002, as well as the additional technologies that may be acquired under the option agreement with Saigene. Due to our current working capital position, we are not actively pursuing these research and development efforts. Although, in the future we do intend to seek suitable financing to continue research and development efforts, commence the regulatory approval process and commercialization of the technologies, but there can be no assurance that we will be able to obtain such financing, on favorable terms or at all. We also intend to continue to explore strategic alternatives for our technology assets, which, in addition to further development, may include sale, partnership, joint venture, licensing or other means of developing or otherwise realizing the value of these assets.

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

PART II – OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In November 2003, we initiated a best efforts private placement of unregistered common stock through registered broker-dealers, for the sale of unregistered common stock at a purchase price of $0.50 per share. In connection with the private placement, we engaged Source Capital Group, Inc. and Basic Investors, Inc. as non-exclusive placement agents. Through closing of the private placement in March 2004, we received gross proceeds of $1,923,000 from the sale of a total of 3,846,000 shares, and recorded aggregate cash commissions to the placement agents of $192,300. We also issued to the placement agents warrants covering 384,600 shares of unregistered common stock at an exercise price of $0.60 per share, expiring December 31, 2006. The private placement shares were offered and sold solely to accredited investors in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
	10.1	Amendment No. 3, dated May 11, 2004, to Amended and Restated Management Agreement, between Saigene Corporation and Pacific Biometrics, Inc.

	21.1	Subsidiaries of Pacific Biometrics, Inc.

	31.1	Certification of Ronald R. Helm, Chief Executive Officer

	31.2	Certification of Michael P. Carrosino, Chief Financial Officer

	32.1	Certification of Ronald R. Helm, Chief Executive Officer of Pacific Biometrics, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Michael P. Carrosino, Chief Financial Officer of Pacific Biometrics, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     We filed a Current Report on Form 8-K on December 21, 2003 reporting our agreement with Nordic Bioscience Diagnostics A/S, whereby we were named the exclusive testing site in North America for the proprietary arthritis marker CartiLaps®.

     We filed a Current Report on Form 8-K on February 23, 2004 reporting closing of our Private Placement of common stock.

     We filed a Current Report on Form 8-K on March 4, 2004 reporting that we had entered into a new clinical research contract.

     We filed a Current Report on Form 8-K on March 22, 2004 reporting a subsequent closing of our Private Placement of common stock.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2004	/s/ Ronald R. Helm
Ronald R. Helm, Chief Executive Officer
(principal executive officer)

/s/ Michael P. Carrosino Michael P. Carrosino, Chief Financial Officer
(principal financial and accounting officer)