Form 10KSB
period 2004-06-30
PACIFIC BIOMETRICS INC
filed 2004-09-23
CIK 1020475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Issuer’s revenues for its most recent fiscal year: $4,801,248

As of September 15, 2004, there were 13,048,820 shares of the Company’s common stock issued and outstanding, and the aggregate market value of such common stock held by non-affiliates was approximately $5,607,508, based on the average of the bid ($0.70) and asked ($0.85) prices of such stock on that date.

Documents Incorporated By Reference: The Company’s definitive proxy statement for the annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year 2004, is incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

**	Information contained in Items 9 through 12 and Item 14 of Part III are incorporated by reference from the definitive proxy statement for our 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2004 fiscal year.

-i-

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain forward-looking statements, including statements about

•	our existing working capital and cash flows and whether and how long these funds will be sufficient to fund our operations,

•	the success of our business development efforts and our ability to enter into work orders for laboratory services and generate revenues,

•	the development of new services and products and the expansion of the market for our current services and products,

•	implementing aspects of our business plan and strategies,

•	financing goals and plans,

•	our raising of additional capital through future equity and debt financings.

The forward-looking statements in this Annual Report reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements other than statements of historical fact, including future results of operations or financial position, made in this Annual Report on Form 10-KSB are forward looking. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “desire,” “goal,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

For a discussion of some of the factors that may affect our business, results and prospects, see “ITEM 1. – DESCRIPTION OF BUSINESS – Risk Factors Affecting the Business of the Company” beginning on page 14. Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports previously filed with the Securities and Exchange Commission, including our periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

Business Strategy

Specialty reference and central laboratory services companies like ours typically derive substantially all of their revenue from the research, development and marketing expenditures of the pharmaceutical and biotechnology industries. Participants in the pharmaceutical and biotechnology industries typically outsource a significant quantity of these services to both central labs and specialty reference labs. In addition, central laboratories outsource to specialty reference labs some of the specialty testing where the central laboratory lacks expertise. We believe that such outsourcing will continue and may increase in the future because of many factors, including continuing pressures on the pharmaceutical and biotechnology industries to contain costs, limitations on pharmaceutical companies’ internal capacity, a need for faster development time for new drugs, research in multiple countries simultaneously, stringent government regulation, and expertise that pharmaceutical companies or central labs may lack internally. We believe the investment and amount of time required to develop new drugs has been increasing, and that these trends create opportunities for companies like ours to provide our expertise and services to help reduce the time in the drug development process and make the process of drug development more efficient.

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

          Further, to strengthen our specialty central lab services, in August 2002, we acquired certain DNA-based proprietary technologies, processes and equipment. See “Technologies and Products – Saigene Technologies” and “Saigene Investment Transaction.” This novel intellectual property (patented and patent-pending) includes a proprietary isothermal DNA amplification method (“LIDA”) and a genetic method for distinguishing live from dead cells (“Cell Viability”). We are in the process of transferring these assets into our wholly owned subsidiary, PBI Technology, Inc. We intend to further develop and leverage these technologies to enhance our specialty laboratory activities in the area of pharmacogenetic testing and offer attractive prospects for licenses to companies interested in in vitro diagnostics, biothreat, food safety testing and other applications. See also “MANAGEMENT’S

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Impairment of Technology Assets.”

Diversify Customer Base

          Another of our goals is to diversify our customer base. Historically, our two largest customers have been Pfizer, Inc. and Procter & Gamble Pharmaceuticals, Inc. During fiscal years 2004, 2003 and 2002, Pfizer represented approximately 36%, 76% and 63%, respectively, of our total revenues. In May 2003, we entered into a master contractor service agreement with Procter & Gamble Pharmaceuticals and started performing services on work orders submitted under that agreement, and for fiscal 2004, Procter & Gamble Pharmaceuticals represented approximately 40% of our total revenues. We currently have no significant work orders with either of these two customers and, accordingly, we expect revenues from both of these customers to decrease in fiscal 2005, both on an absolute and a percentage basis. Because our revenue has been concentrated in these one or two large customers, we can be materially adversely impacted by any delays in undertaking clinical studies or submitting samples for testing services, any early termination or reductions in work orders or clinical studies, or any decreases in the volume or timing of new work orders. This was evidenced by the results for the quarter ended December 31, 2003, in which our total revenue from these two customers decreased to approximately $40,000, representing only 7% of our revenues. We are actively pursuing business development and marketing activities to broaden our customer and revenue base.

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

Acquisitions and Strategic Relationships

          Our customers and our competitors have experienced significant consolidation over the last several years and we expect that trend to continue. The uncertainty caused by the consolidation trend may result in other companies in the industry seeking to form strategic relationships or joint ventures or to be acquired in order to stay competitive. This may make it possible for us to make strategic acquisitions that are complementary to our existing services and that expand our ability to serve our clients. We are also exploring other strategic alternatives for our business and operations, which may include joint ventures, co-marketing relationships, or other strategic relationships. Additionally, we will evaluate, as appropriate, any potential business combinations involving our company as a whole, or involving a portion of our assets.

Information Technology

          We intend to focus future capital expenditures and investments in carefully selected hardware and software products, information technology systems and networks. During fiscal 2005, we intend to invest in our information technology systems. We believe capital improvements in these areas are important to meet the changing demands of drug development by improving and facilitating our data reporting and storage capabilities and our communications with clients.

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

          With respect to cardiovascular disease, we are one of the leaders in lipid services for clinical drug development in the U.S. Our expertise is concentrated on the measurement of cardiovascular disease markers, especially cholesterol and lipoproteins, including HDL, LDL and, HDL and LDL subfractions, remnant cholesterol, apolipoproteins, Lp, and lipoprotein fraction compositions. Furthermore, the Pacific Biometrics Research Foundation, a non-profit organization affiliated with us, is one of only three U.S. standardization centers in the National Clinical Reference Method Laboratory Network sponsored by the Centers for Disease Control and the National Heart Blood & Lung Institute. There are only ten such laboratories worldwide.

          We are enhancing our activities in the area of diabetes and related disorders, notably obesity and metabolic syndrome. Metabolic syndrome is a collection of abnormalities that include central obesity, dyslipidemia (low HDL cholesterol and high triglycerides), insulin resistance, pre-diabetes, and pre-hypertension. In the U.S. the prevalence of metabolic syndrome is estimated at 47 million individuals (Heart Disease and Stroke Statistics – 2003 Update, American Heart Association). People with metabolic syndrome are at increased risk for cardiovascular disease and associated morbidity and mortality and as a result this population is coming under increased scrutiny for pharmacological intervention. Because of our established strengths in testing for lipids, cardiovascular risk and diabetes, we believe we are well-positioned to take advantage of this emerging area of pharmaceutical drug development. Moreover, we are expanding our test menu in areas related to diabetes and metabolic syndrome, notably in markers of inflammation, such as hsCRP, IL-6, TNF-a, sCD40L and Lp-PLA2.

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

          In addition, in November 2003, we entered into an agreement with Nordic Bioscience Diagnostics A/S under which our laboratory has been named the exclusive testing site in North America for Nordic’s proprietary arthritis marker CartiLaps® ELISA. This test was developed and produced by Nordic to detect fragments of type II collagen in urine. Type II collagen is the major structural component of joint cartilage, and degradation of type II collagen is a critical step in the progression of both rheumatoid arthritis and osteoarthritis. We have added this test as part of our services to pharmaceutical and biotech companies in support of clinical research in arthritis, as a means to detect and monitor rheumatoid arthritis and osteoarthritis disease progression and therapeutic effectiveness. On June 29, 2004, we were notified by Nordic that our agreement with them will be amended effective September 25, 2004 to be non-exclusive, and that should there be no additional increases in the level of the CartiLaps® ELISA business generated by us by September 25, 2004, it is their intention to take subsequent steps to terminate the agreement in its entirety.

          Further, to strengthen our specialty central laboratory services, in August 2002 we acquired certain DNA-based proprietary technologies, processes, and equipment. See “Technologies and Products – Saigene Technologies” and “Saigene Investment Transaction.” This novel intellectual property (patented and patent-pending) includes a proprietary isothermal DNA amplification method (LIDA) and a genetic method for distinguishing live from dead cells. We are in the process of transferring these assets into our wholly owned subsidiary, PBI Technology, Inc. We intend to further develop and leverage these technologies to enhance our specialty laboratory activities in the area of pharmacogenetic testing and offer attractive prospects for licenses to companies interested in in vitro diagnostics, biothreat, food safety testing and other applications.

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

          Through partnering with another major central laboratory, we intend to compete with other central laboratories that have offices, monitoring sites and laboratories in countries around the globe, both for Phase I and Phase II trials, as well as Phase III trials. We have commenced and expect to continue discussions with several major central laboratory services companies about potential partnering relationships. We may not be able to successfully complete any such partnering relationship or that such a relationship will successfully generate revenue.

Technologies and Products

During fiscal 2004, we formed a new wholly owned subsidiary, PBI Technology, Inc., for the purpose of holding, developing and seeking commercialization of certain of our technologies and intellectual property portfolio, including our isothermal DNA amplification method (LIDA), our Cell Viability technology, and Saliva Sac®. These technologies are described in more detail below. We are in the process of transferring these technology assets into PBI Technology.

Saigene Technologies

          In August 2002, we acquired certain technology from Saigene Corporation, including certain DNA-based proprietary technologies, processes and equipment. (See “Saigene Investment Transaction” and “Note 14 to the Notes to Consolidated Financial Statements”). This novel intellectual property (patented and patent-pending) includes a proprietary isothermal DNA amplification method (LIDA) and a genetic method for distinguishing live from dead cells.

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

          In addition, on March 21, 2003, we were issued U.S. Patent No. 6,531,300 entitled “Target Amplification of Nucleic Acid with Mutant RNA Polymerase.” This patent encompasses a technology that provides a method to amplify genetic material and may play a strategic role in our development of proprietary molecular technologies.

          Management believes that the acquisition of these technology assets and associated intellectual property from Saigene may provide potential future value to our company and our business to the extent the technologies can be successfully developed and exploited. As of June 30, 2004, these technology assets still require additional development prior to commercialization and their future value, as well as timing of their ongoing development, is dependent upon additional capital being available to fund continuing research and development. We expect to need additional capital to fund continuing research and development efforts related to these technologies, and there are no assurances that such funds will be available to us. In fact, Saigene has informed us that in order to develop and commercialize these technologies, we will likely require in the near term a capital infusion in excess of $5 million. Moreover, management believes that a minimum additional $15 million would be required to achieve regulatory approval and commercialization of these technologies and the technologies that may be acquired under the option agreement. We intend to seek suitable financing to continue research and development efforts, commence the regulatory approval process and commercialization of the technologies, but we may not be able to obtain such financing, on favorable terms or at all.

          While we intend to continue to pursue development efforts, partnership, licensing or other means to realize the value of these intangible assets, current conditions led us to believe that the value of these assets may not be recoverable over their remaining useful lives, and thus should be written off. Accordingly, we have written off the entire balance ($476,874) of technology assets as of June 30, 2004. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Impairment of Technology Assets.”

          As such, although we believe these technologies are valuable assets, we may not be able to successfully develop these technologies and they may not generate revenue. In addition, even if we are ultimately successful in developing products from these technologies, those products would likely be subject to regulatory approval, and could always be the subject of litigation or other claims from competitors or others with respect to such products or the patents and methodologies upon which they are based.

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

          Set forth below is a brief description of some of these technologies:

          SalivaSac® — saliva collection & processing device. This proprietary device, developed by us, collects a non-invasive saliva sample that we had hoped would be able to replace blood and urine testing in various applications. The SalivaSac®, which contains a small quantity of a substance that acts as an osmotic driver, is placed in the mouth and rapidly fills with an ultrafiltrate of saliva that is filtered as it passes through the semi-permeable outer membrane. The resulting fluid is clear, easy to use, and does not contain interfering substances. The SalivaSac®, as a sample collection device, can be combined with currently available testing technologies to permit new, non-invasive diagnostic test applications. We believe the SalivaSac® design has the potential to lend itself to point-of-care diagnostic applications, including as a screening product to detect diabetes in the general population, or as a monitoring product to produce detailed quantitative measurements of blood glucose levels.

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

Customers / Marketing

We provide specialty reference and central laboratory services to, among others, the pharmaceutical and biotechnology industries. We also act as a subcontractor for large central laboratories for our specialty reference laboratory services. In fiscal years 2004 and 2003, our customers included companies ranging from the world’s largest pharmaceutical companies and biotechnology companies to small and start-up organizations. Over the past several years, our two largest customers for our laboratory services have been Pfizer, Inc. and Procter & Gamble Pharmaceuticals, Inc. In fiscal years 2004 and 2003, Pfizer represented approximately 36% and 76%, respectively, of our total gross revenues, and in fiscal 2004, Procter & Gamble represented approximately 40% of our total revenues. We currently have no significant work orders with either of these two customers and, accordingly, we expect revenues from both of these customers to decrease in fiscal 2005, both on an absolute and a percentage basis. In addition, for fiscal years 2004 and 2003, our top five customers accounted for approximately 86% and 88%, respectively, of our gross revenues.

Our scientific expertise is an integral and interrelated part of our marketing and sales process. Our Chief Science Officer and our Chief Medical Officer are directly involved in sales and marketing and, as part of the sales process, often are involved with customers at the protocol design stage. Our extensive knowledge in test development and our close collaboration with diagnostic manufacturers frequently allow us to offer novel tests to our clinical research clients before such tests are commercially available. Additionally, our affiliation with the Centers for Disease Control through our affiliate, Pacific Biometrics Research Foundation, which allows us to participate in the development of reference methods, creates further expertise that we can bring to bear on our clients’ testing needs. By marketing and selling our expertise, we believe we have a competitive advantage over our competitors.

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

We have master contractor service agreements with each of our two large customers, Pfizer, Inc. and Procter & Gamble Pharmaceuticals, Inc. (one of which was entered into in February 2002 and the other in May 2003). Under these master service agreements, we perform laboratory research services based on work orders submitted to us by the customer. There is no guaranteed minimum number of work orders or revenues to us under either agreement. Each work order is separately negotiated with the customer and is usually limited to a specific project with limited duration.

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

There is significant competition for customers on the basis of many factors for both specialty reference and central laboratory services, including

•	technological expertise and efficient drug development processes,

•	reputation for on-time quality performance,

•	strengths in various geographic markets and global reach,

•	ability to manage large-scale clinical trials both domestically and internationally,

•	expertise and experience in specific areas,

•	scope of service offerings,

•	size,

•	price,

•	ability to acquire, process, analyze and report data in a time-saving and accurate manner, and

•	expertise and experience in health economics and outcomes services.

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

Laurus Debt Investment

Effective May 28, 2004, we entered into a financing arrangement with Laurus Master Fund, Ltd., a New York City based investment fund. The financing consisted of a $2.5 million secured convertible note with a term of three years. In connection with the financing, we also issued to Laurus a warrant to purchase up to 681,818 shares of common stock at an exercise price of $1.25 exercisable at any time prior to May 28, 2011.

Under the terms of the note, we started making monthly payments of accrued interest only beginning on July 1, 2004. In addition, the note provides for monthly payments of principal in the amount of $83,333.33, plus accrued interest, commencing December 1, 2004. The note bears interest at an initial rate equal to the prime rate plus two percent (2%). The interest rate on the note is subject to reduction on a month by month basis if specified conditions are met. In particular, if (a) we register the common stock underlying the note and warrant on a registration statement declared effective by the SEC, and (b) our common stock is trading at a 25% or greater premium to the note conversion price, then the interest rate will be adjusted downward by 2.0% for each incremental 25% increase over the note conversion price. Alternatively, if (x) we have not registered the common stock under an effective registration statement, but (y) our common stock is trading at a 25% or greater premium to the note conversion price, then the interest rate will be adjusted downward by 1.0% for each incremental 25% increase over the note conversion price. We have filed a registration statement with the SEC to register for resale the shares underlying the Laurus note and warrant. As of the date of this Annual Report, the registration statement has not yet been declared effective.

For any cash payments we make on the note (e.g., any amounts due that are not converted into common stock), we are required to pay an amount equal to 102% of the principal amount due. In addition, we can prepay the note at any time upon payment of an amount equal to 130% of the then-outstanding principal balance, plus accrued and unpaid interest.

Laurus has the option at any time to convert any or all of the outstanding principal and accrued and unpaid interest on the note into shares of our common stock at an initial conversion price of $1.06 per share. In addition, for each monthly payment under the note, Laurus will be obligated to convert a portion of the monthly payment into common stock at the applicable conversion price, so long as

•	the average closing price of the common stock (for the five trading days immediately preceding the payment date) is greater than $1.22 per share (which represents 115% of the note conversion price, based on the initial conversion price of $1.06),

•	such amount being converted does not exceed 25% of the aggregate dollar trading volume for such immediately preceding five trading days, and

•	the shares of common stock underlying the note are registered under an effective registration statement with the SEC.

The note conversion price (initially $1.06 per share) is subject to certain anti-dilution adjustments, including full ratchet anti-dilution if we issue convertible or equity securities at a price per share less than the conversion price. However, the following issuances will not trigger the anti-dilution adjustments to the conversion price:

•	pursuant to options, warrants, or other rights to acquire our common stock that were outstanding as of May 28, 2004;

•	pursuant to securities that may be issued under any employee stock option and/or any stock plan adopted by us;

•	pursuant to stock options and/or stock granted under our stock option plan for our officers, directors, employees and advisors pursuant to arrangements, plans or contracts approved by our board of directors;

•	upon conversion of any of our preferred stock outstanding as of May 28, 2004; and

•	in connection with acquisition transactions approved by our board of directors provided, however, that the aggregate consideration for any individual acquisition may not exceed $2,500,000 without the prior written consent of Laurus.

The terms of Laurus’ convertible note and warrant prohibit conversion of the note or exercise of the warrant to the extent that conversion of the note and exercise of the warrant would result in the holder, together with its affiliates, beneficially owning in excess of 4.99% of our outstanding shares of common stock. A holder may waive the 4.99% limitation upon 75 days’ prior written notice to us. Also, this limitation does not preclude the holder from converting or exercising the note or warrant and selling shares underlying the note or warrant in stages over time where each stage does not cause the holder and its affiliates to beneficially own shares in excess of the limitation amount.

As security for our obligations to Laurus, we and each of our subsidiaries granted to Laurus a blanket security interest in all of our assets, and we entered into a stock pledge with Laurus for the capital stock in our subsidiaries. If an event of default occurs under the note or the other investment agreements, 130% of the unpaid principal balance on the note, plus accrued interest, shall become immediately due and Laurus shall be entitled to payment of a default interest rate of 1.5% per month on all amounts due under the note. Events of default include the following:

•	a failure to pay interest and principal payments under the note within three days of when due;

•	a breach by us of any material covenant or term or condition of the note or in any of the investment agreements, if not cured within 30 days of such breach;

•	a breach by us of any material representation or warranty made in the note or in any of the investment agreements;

•	if we make an assignment for the benefit of our creditors, or a receiver or trustee is appointed for us, or any form of bankruptcy or insolvency proceeding is instituted by us, or any involuntary proceeding is instituted against us if not vacated within 60 days;

•	the filing of any money judgment or similar final process against us for more than $250,000, which remains unvacated, unbonded or unstayed for a period of 44 days;

•	if our common stock is suspended for 5 consecutive days or for 5 days during any 10 consecutive days from a principal market or pursuant to an SEC stop order; and

•	a failure by us to timely deliver shares of common stock when due upon conversions of the note.

Upon an event of default, Laurus will be entitled to specified remedies, including remedies under the Uniform Commercial Code.

With respect to the assets of our subsidiary, PBI Technology Inc., Laurus has agreed that those assets will be automatically released from Laurus’ security interest upon the occurrence of any of the following, provided that an event of default has not occurred:

•	our obtaining financing in excess of $1,000,000 to be secured by such PBI Technology assets;

•	our entering into a definitive strategic joint venture arrangement where the PBI Technology assets are contributed to the venture; or

•	our entering into one or more bona fide licensing agreements with unaffiliated third parties on commercially reasonable terms and providing for either (a) up front payments and royalties which based on such third party’s projected sales, would reasonably be expected to produce, in the aggregate, more than $1,000,000 in gross revenue, or (b) a grant of security interest in the licensed technology to the third party licensee.

We have agreed to register with the SEC for resale the shares of common stock that are issuable upon conversion of the note and upon exercise of the warrant. Under the registration rights agreement, we are obligated to (a) file a registration statement with the SEC on or before July 3, 2004, and (b) use our best efforts to have the registration statement declared effective not later than October 1, 2004. We filed a resale registration statement with the SEC on June 29, 2004 for the shares underlying the Laurus note and warrant; however, as of the date of this Annual Report, the registration statement has not yet been declared effective We will be required to maintain the effectiveness of the registration statement for up to three years, until May 28, 2007. If we fail to comply with our registration obligations, Laurus will be entitled to certain specified remedies, including monetary liquidated damages. In particular, for each 30 days (or such pro rated number of days) that we are out of compliance with our registration obligations, we will be subject to a liquidated damage assessment of 2% of the outstanding principal amount of the note.

Laurus has agreed, pursuant to the securities purchase agreement between Laurus and us that neither Laurus nor any of its affiliates and investment partners will (and will not cause any other person or entity to) engage in “short sales” of our common stock for as long as the convertible note is outstanding. “Short sales” are contracts for the sale of shares of stock that the seller does not own, or certificates which are not within the seller’s control, so as to be available for delivery at the time when, under applicable rules, delivery must be made.

We also agreed with Laurus that for a limited period of up to 30 days following the closing date, we could accept additional secured pari passu debt financing for up to an additional $1.0 million by an investor reasonably acceptable to us and Laurus. However, we were not successful in closing on additional funds within such time frame.

In conjunction with the financing, we paid a closing fee equal to $87,500 to the manager of Laurus, $29,500 for Laurus’ legal and due diligence expenses and $1,500 to the escrow agent. In addition, we paid placement agent fees of $75,000 to our broker, Source Capital Group, Inc. For any amounts of the outstanding principal and accrued and unpaid interest owing on the note that are converted into shares of our common stock, we are also obligated to pay our broker additional placement agent fees of 4% of the amount being converted, for maximum additional fees of up to $100,000. In addition, we issued to our broker a five-year warrant, exercisable as and to the extent that amounts owing under the Laurus note are converted into common stock, for up to 181,818 shares of common stock at an exercise price of $1.25 per share. We also incurred approximately $34,500 in legal fees related to the Laurus transaction.

We recorded the $193,500 in placement agent fees and expenses we paid to Laurus as deferred financing costs, which are being amortized to general and administrative expenses at the rate of $5,375 per month over the 36-month life of the note beginning in June 2004, leaving an unamortized balance of $188,125 at June 30, 2004. We also recorded discounts of $683,962 and $573,266, respectively, representing the intrinsic value of the beneficial conversion feature of the secured convertible note and value allocated to 681,818 warrants. At June 30, 2004, of the total $1,257,228 of initially recorded discounts, we had amortized $21,746 as interest expense, and $1,235,482 remained unamortized and will be amortized, using the effective interest method, over the remaining life of the secured convertible note or upon its earlier conversion. The balance due under the secured convertible note is shown net of the remaining unamortized discount on our balance sheet. We estimated the valuation of the beneficial conversion feature and the warrant for 681,818 shares using the Black-Scholes pricing model and other assumptions we deemed reasonable. See “Note 8 to Notes to Consolidated Financial Statements.”

Saigene Investment Transaction

On August 28, 2002, we purchased certain technology, intellectual property and equipment assets from Saigene Corporation pursuant to an asset purchase agreement. The purchased technologies include certain DNA amplification and cell viability and related technologies and processes.

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

Further, in connection with the Saigene asset purchase agreement in fiscal 2003 (or the dates otherwise noted), the following additional actions were taken:

•	We entered into an amended and restated management agreement with Saigene, under which Saigene continued to operate and manage our laboratory (through August 31, 2004) in exchange for a monthly management fee. The original monthly management fee of $90,000 was reduced to $70,000 effective July 1, 2003, further reduced from $70,000 to $40,000 effective February 1, 2004, and further reduced to $20,000 effective June 15, 2004. Subsequently, in July 2004, we and Saigene agreed to terminate the management agreement effective August 31, 2004, thereby eliminating the management fee payable to Saigene after that date;

•	We agreed with Saigene to terminate a prior purchase agreement, dated June 22, 2000, for the proposed purchase by Saigene of our laboratory operations;

•	Holders of our Series A preferred stock consented to an amendment of the Certificate of Designation with respect to the rights and preferences of the Series A preferred stock, and agreed to convert all accrued dividends (approximately $910,000) on the Series A preferred stock into an aggregate of 150,000 shares of our common stock;

•	We entered into consulting arrangements with Paul Kanan and Terry Giles, who then were former founders and officers, and are now current directors;

•	Several of our current and former employees agreed to convert $933,472 of deferred compensation and notes payable into warrants and options to purchase an aggregate of 301,541 shares of our common stock; and

•	Each of Saigene, Paul Kanan, Terry Giles and certain other holders of our common stock agreed not to sell any of our securities until August 28, 2003, except at a price per share equal to or greater than $3.00, in a private transaction, in a transaction solely for estate planning, or, in the event we completed a private financing, at a per share price equal to or greater than the per share price set forth in such private financing.

Subsequently, in December 2002, we entered into an investment agreement with Saigene, reflecting a contribution by Saigene to us toward the development and commercialization of the technologies we acquired from Saigene. Under the terms of this investment agreement, Saigene:

•	executed in our favor a promissory note in the principal amount of $200,000 payable on or before September 30, 2003 (the principal amount and accrued interest on which was subsequently paid in full by Saigene on September 30, 2003 by tender of 72,072 shares common stock held by Saigene at an attributed value of $3.00 per share and $2.36 cash);

•	assumed a creditor obligation (that we had previously assumed pursuant to the Saigene asset purchase agreement) in the aggregate amount of approximately $229,000;

•	assumed another creditor obligation in the aggregate amount of approximately $150,000; and

•	surrendered for cancellation 10,000 shares of our common stock held in Saigene’s name.

Employees

At September 15, 2004, we had 25 full-time employees and 2 part-time employees for a total of 27 employees, 19 of who were employed in laboratory operations, laboratory administration and client services (including our Chief Medical Officer and Chief Scientific Officer), 1 was employed in sales, marketing and business development, and 7 were employed in administrative capacities. One of our employees holds an M.D. degree, three others hold Ph.D. degrees, and two others hold masters degrees or other postgraduate degrees. None of our employees are represented by labor unions. We believe that our relationships with our employees are good.

In November and early December, 2003, we implemented certain cost reductions and deferrals which included generally all of our employees. In addition to headcount reductions, all of our senior management and certain other employees accepted salary deferrals ranging from 15% to 20%, and the majority of our other employees were subjected to the State of Washington’s “Shared Work Program.” Under the State of Washington’s Shared Work Program, full-time employees’ hours worked may be reduced by up to 50%, and the employees are eligible to apply for unemployment benefits for the reduction in hours worked. Effective mid-March, we began ramping up to work on a clinical services contract with a pharmaceutical company for a study with anticipated revenues of approximately $1.4 million that was substantially completed by June 30, 2004 and we pulled most of our employees out of the Shared Work Program most of our employees.

As a further cost reduction, effective February 1, 2004, we changed the prior salary deferrals, which we had implemented with our senior management and certain other employees, into salary reductions, and we made one-time grants of stock options in connection with the reductions. Other than for three department managers who have been restored to full salary effective March 16, 2004, our Chief Executive Officer who was restored to near full salary effective July 1, 2004, and one other manager who became a part time employee effective September 1, 2004, these salary reductions are continuing for three employees, with no further stock options granted in connection with the reductions. Effective March 1, 2004, the prior salaries deferred from December 2003 and January 2004 were paid pro rata monthly through June 30, 2004.

In addition, pursuant to our prior management agreement with Saigene, through August 31, 2004, Saigene provided operational and management services for our laboratory, in exchange for a monthly management fee. During fiscal 2004, the original monthly fee of $90,000 was reduced to $70,000 effective July 1, 2003, further reduced from $70,000 to $40,000 effective February 1, 2004, and further reduced to $20,000 effective June 15, 2004. Subsequently, in July 2004, we and Saigene agreed to terminate the management agreement effective August 31, 2004, thereby eliminating the management fee payable to Saigene after that date. Under this management arrangement, Saigene had made available to us the services of up to five contract employees.

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

Risk Factors Affecting Our Business

The following discussion in this Annual Report on Form 10-KSB contains forward-looking statements regarding our company, our business, prospects and results of operations that involve risks and uncertainties. Our actual results could differ materially from the results that may be anticipated by such forward-looking statements and discussed elsewhere in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Report. In evaluating our business, prospects and results of operations, readers should carefully consider the following factors in addition to other information presented in this Report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. See “Cautionary Notice Regarding Forward Looking Statements.”

During fiscal 2004, we experienced a significant decrease in revenue. Our revenue is unpredictable and varies significantly from quarter to quarter.

     In fiscal 2004, our revenue decreased to approximately $4,801,000 from approximately $5,765,000 in fiscal 2003. We experienced significant quarterly fluctuations and reductions in revenue during fiscal 2004. Specifically, for the quarters ended March 31, 2004 and December 31, 2003 our revenue was approximately $548,000 and $542,000, respectively, down from approximately $2,088,000 and $1,668,000, respectively, for the comparable quarters of fiscal 2003. We ended fiscal 2004 with slightly improved revenue, recognizing approximately $331,000 and $1.1 million, respectively, in revenue in the third and fourth quarters from a clinical services study that we substantially completed by June 30, 2004. However, even with the improvement to revenue and positive impact on earnings in the quarter ended June 30, 2004 resulting from this study, we incurred a net loss for the quarter and fiscal year ended June 30, 2004. Our revenue depends in large part on receiving new clinical or diagnostic studies from our customers, and we cannot predict the timing or amount of revenue we may recognize from quarter to quarter. During fiscal 2005, we are planning to make additional investments in our business development, technology infrastructure, operations and other areas of our business in an effort to become more competitive and to increase our revenue. These efforts will use significant amounts of time, effort and funding. These efforts may not be successful in generating additional revenue.

We have historically had working capital deficits. If our revenues do not increase, our losses, cash and working capital position may worsen.

     Although we ended fiscal 2004 with approximately $2.9 million in cash (having raised $2.5 million in gross proceeds from our secured debt financing effective May 2004 and approximately $1.9 million in gross proceeds from our private placement of common stock that closed in March 2004), we regularly have had cash flow shortages and deficiencies in working capital. We also have significant amounts of past due debt, including approximately $239,000 of accounts payable that was 90 or more days old as of June 30, 2004. At June 30, 2004, we had cash, cash equivalents, and accounts receivable totaling approximately $3,308,000 and working capital of approximately $1,415,000. For the quarter and year ended June 30, 2004, respectively, we had losses from operations of approximately $490,000 and $1,717,000, and for the fiscal year ended June 30, 2003, we had operating losses of approximately $1,087,000. At June 30, 2004, we had an accumulated deficit of approximately $23,119,000.

     Currently, our cash, cash equivalents, and accounts receivable are being used to fund our operating losses. Accordingly, unless revenues increase, we will likely continue to experience significant losses and our cash and working capital positions will be adversely impacted into fiscal 2005. To improve our cash position, we are actively seeking to (i) increase revenues, (ii) raise debt or equity financing, and (iii) cut expenses significantly. Our efforts to improve our cash position, reduce expenses and generate revenue may not be successful.

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

We closed on $2.5 million in senior secured convertible debt financing effective in May 2004. Our ability to make required payments of principal and interest on the debt depends primarily on cash flow from operations, which may not be sufficient to service the debt.

     Effective May 28, 2004, we closed on a $2.5 million debt financing with Laurus Master Funds Ltd., and issued a three year term note, with monthly payments of interest only that commenced July 1, 2004, and monthly principal payments commencing December 1, 2004. See “BUSINESS – Laurus Debt Investment.” Based on current interest rates, our monthly cash payments of interest only would be approximately $13,542 and our monthly cash payments of principal and interest beginning December 1, 2004 would be approximately $98,542. Our actual required cash payments on the note will vary depending on interest rates and whether amounts under the note are converted into our common stock.

     Our ability to make scheduled monthly payments under the note primarily depends on our future performance and working capital, including our ability to increase revenues and cash flows. We currently have other fixed monthly commitments under various notes payable, equipment and facility leases. See “Notes 7 and 8 to Note to Consolidated Financial Statements” for the fiscal year ended June 30, 2004 included in this annual report. To a certain extent our ability to increase revenues and control costs are subject to a number of economic, financial, competitive, regulatory and other factors beyond our control.

     However, if our cash flow is insufficient to enable us to service our debt, we may be forced to find alternative sources of financing, or to take further drastic measures, including significantly reducing operations, seeking to sell the company, or pursuing liquidation. Any future alternative sources of debt or equity financing may not be available to us when needed or in amounts required, and we currently do not have available to us a bank line of credit or other general borrowing facility. Alternatively, we may be forced to attempt to negotiate with our debt holders on our payment terms, which may not be successful or may be on terms onerous to us.

We granted a blanket security interest in all of our assets to the holder of our secured debt. If we are unable to make our required monthly payments on the debt, or any other event of default occurs, it could have a material adverse effect on our business and operations, and the debt holder may foreclose on our assets.

     As part of our recent debt financing, we granted to the holder of the debt, a blanket security interest in all of our assets, including assets of our subsidiaries. See “BUSINESS – Laurus Debt Investment.” In the event we default in payment on the debt, or any other event of default occurs under the financing documents, 130% of the outstanding principal amount of the note and accrued interest will accelerate and be due and payable in full. See “BUSINESS – Laurus Debt Investment” for a list of such potential events of default.

     The cash required to pay such accelerated amounts on the note following an event of default would most likely come out of our working capital. As we rely on our working capital for our day to day operations, such a default could have a material adverse effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations. In addition, upon an event of default, the holders of the secured debt could foreclose on our assets or exercise any other remedies available to them. If our assets were foreclosed upon, we were forced to file for bankruptcy or cease operations, stockholders may not receive any proceeds from disposition of our assets and may lose their entire investment in our stock.

We may need to raise additional capital to fund continuing operations. If our financing efforts are not successful, we will need to explore alternatives to continue operations, which may include a merger, asset sale, joint venture, loans or further expense reductions.

     Our efforts to reduce expenses and generate revenue may not be successful. Although we raised $2.5 million in gross proceeds from our secured debt financing effective in May 2004 and approximately $1.9 million in gross proceeds from our private placement of common stock that closed in March 2004, if our revenues do not increase we expect to need to raise additional capital through equity or debt financing or through the establishment of other funding facilities in order to keep funding operations. However, in the current market condition, raising capital has been, and will continue to be difficult, and we may not receive sufficient funding. For instance, under the terms of our financing with Laurus, we had the right to seek an additional $1.0 million in pari passu debt from an investor acceptable to Laurus within 30 days of closing of the initial financing; however, we were not successful in closing on additional funds within such time frame. Any future financing that we seek may not be available in amounts or at times when needed, or, even if it is available, may not be on terms acceptable to us. Also, if we raise additional funds by selling equity or equity-based securities, the ownership of our existing stockholders will be diluted.

     We are also contemplating other alternatives to enable us to fund continuing operations, which may or may not occur, including, but are not limited to, any one or more of the following:

•	engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, joint venture or other similar transaction;

•	forming a joint venture with one or more strategic partners to provide additional capital resources to fund operations; and

•	loans from management or employees, salary deferrals and reductions, work force reductions or other cost cutting mechanisms.

     These potential alternatives may not be open to us, or may only be available on unfavorable terms. If we are unable to obtain sufficient cash either to continue to fund operations or to locate a strategic alternative, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and ability to continue in existence. During fiscal 2005, we are planning to make additional investments in our business development, technology infrastructure, operations and other areas of our business in an effort to become more competitive and to increase our revenues. These efforts will use significant amounts of time, effort and funding.

We have received a going-concern opinion from our independent accountants. If we cannot fund our operations from revenues or financing efforts, we may have to change our business plan, significantly reduce or suspend our operations, sell or merge our business, or file a petition in bankruptcy.

     Our negative working capital and any inability to secure additional financing could have a material adverse effect on whether we would be able to successfully implement our business plan and our ability to continue as a going concern. For our fiscal year ended June 30, 2004, our independent accountants included a “going concern” emphasis paragraph in their report on our financial statements, stating that we have suffered recurring losses and have historically had net working capital deficits. We have experienced significant recent decreases in our revenues, and we have been actively seeking to decrease our fixed expenses and other fixed costs with the objective of controlling expenses while minimizing any adverse impact on our future business opportunities. However, these conditions raise substantial doubt about our ability to continue as a going concern. If we cannot generate sufficient revenue from operations or raise additional financing, we may need to change our business plan, significantly reduce or suspend our operations (which may include further reducing our operating expenses and downsizing our staff), sell or merge our business, or file a petition in bankruptcy.

During each of our past fiscal years, we have depended on one or two customers for a significant portion of our revenue. Any decrease in revenue from these customers could materially adversely affect us.

     During fiscal years 2004 and 2003, respectively, revenues from Pfizer, Inc. and Procter & Gamble Pharmaceuticals, Inc., our two largest customers, represented in the aggregate approximately 76% and 78% of our total revenue. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and “BUSINESS — Customers/Marketing.” Because our revenue has been concentrated in these one or two large customers, we can be materially adversely impacted by decreases in work generated from these customers, including any delays in undertaking clinical studies or submitting samples for testing services, any early termination or reductions in work orders or clinical studies, or any decreases in the volume or timing of new work orders. This was evidenced by the results for the quarter ended December 31, 2003, in which our total revenue from these two customers decreased to approximately $40,000, representing only 7% of our revenues in that quarter.

     We currently do not have significant open or pending work orders with either of these two large customers or other pharmaceutical companies. We have expanded our business development efforts and have continued to submit bids and proposals to these and other companies for our services, to increase our revenues and to diversify our customer base. Although we believe that we have good relations with these two customers and other companies in the industry, and we expect to receive additional work orders in the future, we cannot predict the timing or amount of any such additional work or whether we will be successful in further diversifying our customer base. If we are unsuccessful in our sales and business development efforts with our existing customers and potential customers, our revenues for the first quarter and beyond in the 2005 fiscal year will be less than our revenues in the comparable prior periods. In addition, unless we are able to attract additional customers for medium to large studies, we will continue to be dependent on one or two large customers for a substantial majority of our revenue.

Our ability to attract and retain customers depends in large part on our reputation. If our reputation is harmed, our revenues, business development, growth and operating results may suffer.

     We compete with other specialty laboratories and central laboratories in large part on the basis of our reputation for providing quality results in a timely manner. Accordingly, timely, effective and quality service is essential to establishing and maintaining our reputation, as well as to generating customers and revenue. Our reputation may suffer damage, whether from actions outside or within our control. If our reputation is harmed, our revenues, business development, growth and operating results may suffer.

If we do not generate new customers and new projects from our business development efforts, our growth may be limited, sales of our services may decrease and our operating results may suffer.

     We generally do not have long-term contracts with customers for our services. In addition, any project we undertake may generally be terminated at any time by the customer on short notice. As a result, it is difficult for us to forecast future sales, and our future revenues depend on our ability to generate new customers and new projects. During fiscal 2005, we are planning to make additional investments in our business development, technology infrastructure, operations and other areas of our business in an effort to become more competitive and to increase our revenues. These efforts will use significant amounts of time, effort and funding. Our business development efforts are substantially dependent on our ability to effectively manage our time, personnel and resources. In particular, our Chief Science Officer and Chief Medical Officer are often heavily involved in the marketing and business development process, and time that they spend in this area detracts from their available time for laboratory and development work. Our success in business development depends in part on our reputation in the industry and client perceptions (including as to our laboratory capacity and financial health), and also to a degree on personal relationships between us and the customer. With the significant consolidation in the pharmaceutical industry, it is often a long and complex process in finding and meeting with the right person within the customer. We also understand that some companies in the pharmaceutical industry have “preferred vendor” lists, such that a vendor cannot participate in RFPs (requests for proposal) or contract with the company unless the vendor is pre-approved on the list. We are attempting to expand our efforts in this area. If a client or prospective client has negative perceptions about our capabilities, our laboratory capacity or our financial health, this may affect our ability to develop new clients or projects. If our business development efforts are not successful, our revenues and cash flow may decrease and our operating results may suffer.

The loss of our key personnel, including our Chief Scientific Officer and Chief Medical Officer, could adversely affect our business.

     Our success depends to a significant extent upon the efforts of our senior management team and other key personnel, and in particular Dr. Elizabeth Leary, our Chief Scientific Officer, and Dr. Mario Ehlers, our Chief Medical Officer. In addition to the services they provide in our laboratory services, Drs. Leary and Ehlers are also important to our business development efforts, both due to their reputations and skills, as well as their contacts and relationships with clients and prospective clients. The loss of the services of such personnel could adversely affect our business. Also, because of the scientific and technical nature of our business, our success is dependent upon our ability to attract and retain technologically qualified personnel. There is substantial competition for qualified personnel, and an inability to recruit or retain qualified personnel may impact our ability to grow our business and compete effectively in our industry.

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

Because we primarily receive revenue solely on the basis of the number of clinical samples we test and process, the loss, reduction in scope or delay of a large contract or the loss or delay of multiple contracts could materially adversely affect our business, results of operations, financial condition and cash flows. Our contracts typically entitle us to receive payment for fees earned by us up to the time of termination and reimbursement for out-of-

pocket costs incurred prior to termination. In certain limited instances, our contracts also entitle us to a termination fee or payment for the costs of winding down the terminated projects.

Our obligations under our secured debt to Laurus may adversely affect our ability to enter into potential significant transactions with other parties.

     As a result of our financing with Laurus Master Funds in the fourth quarter of fiscal 2004, we incurred a significant repayment obligation, we granted a blanket security interest in our assets, and we agreed to certain restrictive covenants. In particular, for so long as $625,000 in principal is outstanding under the note, we will need Laurus’ consent before we can take certain actions, including the following:

•	pay any dividends;

•	merge, effect a material reorganization, liquidate or dissolve;

•	materially change the scope of our business; or

•	create, incur or assume any debt (other than certain trade debt, equipment financings and debt for the purchase of assets in the ordinary course of business).

Accordingly, unless we obtain Laurus’ consent, we may not be able to enter into certain transactions. In addition, in connection with any potential significant transaction (such as a merger, sale of substantially all our assets, joint venture, or similar transaction), it is likely that we would have to pay off the debt obligation to Laurus and have the security interests released. Although we have the right at any time to prepay our secured debt obligation, we can only do so upon payment of 130% of the then principal balance, plus all other amounts owing under the note. See “BUSINESS – Laurus Debt Investment.” Based on a principal balance of $2.5 million, a prepayment would require a cash payment of $3.25 million. These provisions could have the practical effect of increasing the costs of any potential significant transaction, and restrict our ability to enter into any such transaction,

We may bear financial risk if we under price our contracts or overrun cost estimates.

     Since our contracts are often structured as fixed price or fee-for-service with a cap, we bear the financial risk if we initially under price our contracts or otherwise overrun our cost estimates. Such under pricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our ability to protect our intellectual property is essential to the growth and development of our products and services.

     We rely, in part, on patents, trade secrets and know-how to develop and maintain our competitive position and technological advantage on our existing intellectual property and any future intellectual property we develop. See “BUSINESS — Technologies and Products.” We protect our intellectual property through a combination of license agreements, trademark, service mark, copyright, trade secret laws and other methods of restricting disclosure and transferring title. We have and intend to continue entering into confidentiality agreements with our employees, consultants and vendors; entering into license agreements with third parties; and generally seeking to control access to and distribution of our intellectual property.

Risks Relating to Our Industry

Failure to keep pace with changes in the marketplace may cause us to lose market share and our revenues may decrease.

     The market for specialty reference and central laboratory services is subject to rapid technological change and innovation. In particular, laboratories are regularly developing new assays to incorporate into clinical testing and have to maintain up-to-date laboratory equipment to stay competitive. In developing and enhancing our services, we have made, and will continue to make, assumptions about which features, standards and performance criteria will be attractive to, or demanded by, our customers. If we implement features, standards and performance criteria that are different from those required by our customers or if our competitors introduce products and systems that better address these needs, market acceptance of our offerings may suffer or may become obsolete. In that event, our market share and revenues would likely decrease. In addition, clients are requiring that laboratories maintain secure and sophisticated information technology systems, as a means for storing data and facilitating communication between the laboratory and the client. Although we continue to expend efforts and resources in these areas, we may not be successful in keeping up with customer needs or expectations. In addition, if a client or prospective client has negative perceptions about our abilities based on our balance sheet and financial strength, this may affect our ability to develop new clients or projects. Many of our competitors have greater resources than we do. We are also exploring potential financing to be used to continue to update our laboratory service capability; if we are unsuccessful in raising funds as and when needed, we may, or it may be perceived, that we are less efficient and less economical than our competitors and we may lose business to our competitors. If this occurs, it would have a material adverse effect on our revenues and financial performance.

We may not be able to successfully develop and market new services.

     We may seek to develop and market new services that complement or expand our existing business. If we are unable to develop new services and or create demand for those newly developed services, our future business, results of operations, financial condition and cash flows could be adversely affected.

We operate in a highly competitive industry, and we may lose or fail to attract customers for our services to our competitors.

     Competitors in the specialty reference and central laboratory industry range from small, limited-service providers to full service global contract research organizations. Our main competition consists of in-house departments of pharmaceutical companies, full-service contract research organizations, and, to a lesser degree, universities. See “BUSINESS – Competition.” We compete on a variety of factors, including

•	technological expertise and efficient drug development processes,

•	reputation for on-time quality performance,

•	strengths in various geographic markets and global reach,

•	ability to manage large-scale clinical trials both domestically and internationally,

•	expertise and experience in specific areas,

•	scope of service offerings,

•	size,

•	price,

•	ability to acquire, process, analyze and report data in a time-saving and accurate manner, and

•	expertise and experience in health economics and outcomes services.

     Many of our competitors have greater resources than we do, have global operations and greater name recognition. If we experience significant competition which is based on factors which we do not have in our business, such as global management of projects or size, our business could be materially adversely affected.

Changes in government regulations could decrease the need for our services.

     Governmental agencies throughout the world, but particularly in the United States, highly regulate the drug development and approval process. See “BUSINESS – Government Regulation.” Our business involves performing safety and efficacy laboratory testing during clinical trials of new pharmaceutical drugs. Clinical trial laboratory data is used by pharmaceutical and biotechnology companies in the submission process to the FDA for the marketing approval of a new drug. Changes in regulations, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures or an increase in regulatory requirements that we have difficulty satisfying, could eliminate or substantially reduce the need for our services. Also, government efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs may have an impact on the drug development and approval process, and our customers may spend less, or reduce their growth in spending, on research and development.

Failure to comply with existing government regulations could result in a loss of revenue or earnings from a project.

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

     While we maintain what we believe is adequate insurance coverage and obtain contractual indemnifications protecting us against liability arising from our own actions (other than negligence or intentional misconduct), we could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim which is not covered by a contractual indemnification provision or which is beyond the level of our insurance coverage. Due to the rising costs of insurance, we may not be able to maintain such insurance coverage at levels or on terms acceptable to us.

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

Risks Related to Our Common Stock

Because our common stock is traded on the OTC Bulletin Board and is considered a “penny stock,” a stockholder’s ability to sell its shares in the secondary trading market may be limited.

     Our common stock is currently quoted for trading on the OTC Bulletin Board. As a result, the liquidity of our common stock is limited, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and the lack of coverage by security analysts and the news media of our company. In addition, because our stock is quoted on the OTC Bulletin Board, our common stock is subject to certain rules and regulations relating to “penny stock.” A “penny stock” is generally defined as any equity security that has a price less than $5.00 per share and that is not quoted on the Nasdaq Stock Market or a national securities exchange. Being a penny stock generally means that any broker who wants to trade in our shares (other than with established customers and certain institutional investors) must comply with certain “sales practice requirements,” including delivery to the prospective purchaser of the penny stock a risk disclosure document describing the penny stock market and the risks associated therewith. In addition, broker-dealers must take certain steps prior to selling a “penny stock,” which steps include:

•	obtaining financial and investment information from the investor;

•	obtaining a written suitability questionnaire and purchase agreement signed by the investor; and

•	providing the investor a written identification of the shares being offered and the quantity of the shares.

     If these penny stock rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. The application of these comprehensive rules will make it more difficult for broker-dealers to sell our common stock, and as a practical matter, these requirements may mean that brokers are less likely to make recommendations on our shares to its general customers.

     As a result, for as long as our common stock is quoted on the OTC Bulletin Board and subject to these penny stock rules, our stockholders may have difficulty in selling their shares in the secondary trading market. In addition, prices for shares of our common stock may be lower than might otherwise prevail if our common stock were quoted on the Nasdaq Stock Market or traded on a national securities exchange, like The New York Stock Exchange or American Stock Exchange. This lack of liquidity may also make it more difficult for us to raise capital in the future through the sale of equity securities.

Our quarterly operating results may vary, and these fluctuations could affect the market price of our stock.

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

Our stock price is volatile and your investment in our common stock could suffer a decline in value.

     The trading price of our common stock has fluctuated significantly in the past. The future trading price of our common stock may continue experiencing wide price fluctuations in response to a number of factors, some of which are beyond our control, such as

•	actual or anticipated fluctuations in revenues or operating results,

•	changes in market valuation of companies in our industry generally,

•	announcements of research activities and technology innovations or new products or services by us or our competitors;

•	failure to meet expectations of performance,

•	developments in or disputes regarding copyrights, trademarks, patents and other proprietary rights, and

•	general economic conditions.

The market for our stock has not been liquid.

     The average daily trading volume for our common stock during the previous three months prior to the date of this Annual Report has been less than 3,000 shares. Therefore, holders of our common stock may have difficulty selling their shares in the public markets. In addition, as of September 15, 2004, a majority of the issued and outstanding shares of common stock were restricted securities and were not freely tradable in the public markets, pursuant to Rule 144 or otherwise. As a result of two registration statements we recently filed for Laurus and certain other selling stockholders, a significant number of those restricted shares will be registered and will be available for sale (including shares that may be issued in the future upon conversion of the Laurus note and upon exercise of outstanding warrants). Sales of a substantial number of shares of our common stock in the public market (including the shares offered under the registration statements and shares available for resale under Rule 144(k) under the Securities Act) or the perception that such sales could occur, could significantly depress the prevailing market price of our common stock.

Saigene Corporation owns a significant number of shares of our common stock and effectively controls our company, which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

     Our largest stockholder, Saigene Corporation, beneficially owns more than 35% of our outstanding voting power. Accordingly, this single stockholder may be able to influence the outcome of stockholder votes, involving the election of directors, the adoption or amendment of provisions in our certificate of incorporation and bylaws and the approval of certain mergers or other similar transactions, such as a sale of substantially all of our assets. Such control by our existing stockholder could have the effect of delaying, deferring or preventing a change in control of our company.

As we issue additional equity securities in the future, including upon conversion of any of our secured convertible debt, your share ownership will be diluted. In particular, the secured convertible debt has a full ratchet anti-dilution provision that could significantly dilute our stockholders.

     In connection with our recent debt financing, we issued a $2.5 million convertible note and warrants to the investor. See “BUSINESS — Laurus Debt Investment.” The note is convertible into shares of our common stock at an initial conversion price of $1.06 per share. At this initial conversion rate, for example, we would issue 2,358,490 shares upon conversion of $2.5 million owing under the note. The actual number of shares to be issued will depend on the actual dollar amount of principal and interest being converted. In addition, the note carries a full ratchet anti-dilution provision, such that if we issue in the future convertible or equity securities (subject to certain exceptions, including stock option grants and issuances in connection with certain acquisition transactions) at a price less than the initial $1.06 conversion price, the note conversion price will be automatically adjusted down to that lesser price. For example, if we had a non-exempted issuance at $0.50 per share, the note conversion price would become $0.50, and upon an assumed conversion of $2.5 million, we would have to issue 5,000,000 shares. In addition to the conversion rights of the convertible debt, as we issue stock or convertible securities in the future, including for any future equity financing or upon exercise of any of the outstanding stock purchase warrants and stock options, those issuances would also dilute our stockholders. If any of these additional shares are issued and are sold into the market, it could decrease the market price of our common stock and could also encourage short sales. Short sales and other hedging transactions could place further downward pressure on the price of our common stock.

We do not intend to pay cash dividends, so any return on your investment must come from appreciation.

     We have not declared dividends on our common stock in the past, and do not intend to declare dividends on our common stock in the foreseeable future. In addition, pursuant to our financing agreements with Laurus Master Fund, Ltd., for as long as $625,000 in principal amount is outstanding under the secured note to Laurus, we may not declare or pay any dividends without Laurus’ consent. As a result, any return on your investment in our common stock must come from increases in the fair market value and trading price of our common stock.

We may be subject to further sanctions from the SEC if we fail to comply with the May 10, 2001 Final Judgment.

     On May 10, 2001, a Final Judgment of Permanent Injunction was issued by the United States District Court for the District of Columbia ordering us to file with the SEC, on or before June 29, 2001: (1) our Annual Report on Form 10-KSB for our fiscal year ended June 30, 2000; (2) our Quarterly Reports on Form 10-QSB for our quarters ended March 31, September 30, and December 31, 2000; and (3) such other periodic reports which may become due prior to the entry of the Final Judgment. The Final Judgment also ordered us in the future to file with the SEC, in a timely manner and in proper form, accurate and complete information and reports as are required to be filed under the U.S. securities laws. All such delinquent reports were filed on June 29, 2001 and since that date, we have filed all such subsequent reports by the required due dates. Accordingly, we believe we are in compliance with the Final Judgment and we intend to remain so in the future, failing which we might be subject to sanctions from the SEC.

ITEM 2. DESCRIPTION OF PROPERTY.

We lease approximately 15,000 square feet of office and laboratory space in Seattle, Washington for our executive offices and laboratory. This lease has a term of ten years, expiring on October 31, 2007, and carries an average annual rental of approximately $233,000 through the remainder of the lease term subsequent to June 30, 2004. In addition, under the terms of the lease, we are required to place a $100,000 security deposit in an interest bearing account in our name, with interest earned accruing to us. This amount has been classified as restricted cash on the accompanying consolidated balance sheet and has a current balance of approximately $71,000 as modified by mutual agreement with the landlord.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

The following table shows, for each quarter of fiscal 2004 and 2003, the high and low closing sales prices (as adjusted for the 1:3 reverse stock split effective March 2003) as reported by the OTC Bulletin Board. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	OTC Bulletin Board
	High	Low
Fiscal 2004:
Fourth quarter, ended June 30, 2004	$1.25	$0.80
Third quarter, ended March 31, 2004	1.25	0.65
Second quarter, ended December 31, 2003	2.00	0.75
First quarter, ended September 30, 2003	2.00	0.90
Fiscal 2003:
Fourth quarter, ended June 30, 2003	1.70	0.52
Third quarter, ended March 31, 2003	1.10	0.36
Second quarter, ended December 31, 2002	0.69	0.33
First quarter, ended September 30, 2002	0.75	0.075

Holders

As of September 15, 2004, there were 13,048,820 shares of common stock issued and outstanding, held by approximately 273 holders of record.

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

As of June 30, 2004, there were no shares of our Series B preferred stock issued and outstanding. In June 2004, all three holders of Series B preferred stock voluntarily converted their shares of Series B preferred stock and accrued and unpaid dividends (approximately $3,295) into a total of 104,294 shares of common stock. Prior to such conversion, there were 33,666.66 shares of our Series B preferred stock issued and outstanding, and the Series B preferred stock accrued dividends at a rate of 8% per annum, compounded quarterly. For the fiscal year ended June 30, 2004, we paid cash dividends on the Series B preferred stock of approximately $4,000, and approximately $3,295 of accrued and unpaid dividends at May 31, 2004 were converted into shares of common stock. At June 30, 2004, there were no remaining accrued and unpaid dividends on the Series B preferred stock.

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

Recent Sales of Unregistered Securities

Effective May 28, 2004, we issued to Laurus Master Fund, Ltd. a $2.5 million secured convertible note with a term of three years, and a warrant to purchase up to 681,818 shares of common stock at an exercise price of $1.25 exercisable at any time prior to May 28, 2011. See “BUSINESS — Laurus Debt Investment.” The note is convertible into shares of our common stock at an initial conversion price of $1.06 per share. The conversion price is subject to certain anti-dilution adjustments, including if we issue convertible or equity securities (subject to certain exceptions) at a price less than the conversion price. We agreed to register with the SEC for resale the shares of common stock that are issuable upon conversion of the note and upon exercise of the warrant, and we filed a registration statement for the shares on June 29, 2004. The note and warrant were offered and sold in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act. At closing, we paid cash commissions of $75,000 to our broker, Source Capital Group, Inc.; in addition, for any amounts of the outstanding principal and accrued and unpaid interest owing on the note that are converted into shares of our common stock, we are also obligated to pay our broker additional placement agent fees of 4% of the amount being converted, for maximum additional fees of up to $100,000. In addition, we issued to our broker a five-year warrant, exercisable as and to the extent that amounts owing under the Laurus note are converted into common stock, for up to 181,818 shares of common stock at an exercise price of $1.25 per share.

In May 2004, we offered to our three holders of Series B preferred stock the opportunity to voluntarily convert all of their shares of Series B preferred stock, and all accrued and unpaid dividends thereon through May 31, 2004 (approximately $3,295), into shares of common stock. The conversion ratio was 3 shares of common stock for one share of Series B preferred stock, plus 1 share of common stock for each $1 in accrued and unpaid dividends. In June 2004, all three preferred holders accepted our conversion offer and canceled their shares of Series B preferred stock and accrued and unpaid dividends, and we issued a total of 104,294 shares of common stock upon such conversion and there are no shares of Series B preferred stock issued and outstanding. The shares of common stock were issued in reliance on the statutory exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our consolidated audited financial statements and related notes for the fiscal year ended June 30, 2004, included elsewhere in this Report. Except for historical information, the following discussion contains forward-looking statements. See “Cautionary Notice Regarding Forward Looking Statements” and “Risk Factors.”

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

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

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

Impairment of Technology Assets

As of June 30, 2004, our periodic assessment of the impairment issues on our technology assets led us to conclude that the recorded value of those assets should be written off. We considered our ability to recover the value of our technology assets from undiscounted cash flows of the related operations. In particular, factors we considered included: reductions in our workforce, generally as well as in research and development, in the second and third quarters of fiscal 2004 (which was then considered to be temporary, but which has since become more extended); our inability to secure a licensing or other partnership arrangement to date for the intangible assets; and our inability to obtain financing specifically for further development of the technology assets to date. While we have obtained equity and debt funding for our general operations through the Laurus debt financing in May 2004 and our private placement in March 2004, and while we intend to continue to pursue development efforts, partnership, licensing or other means to realize the value of our intangible assets, we believe that current conditions have changed such that the value of these assets are now less likely to be recovered in the near term, and should be written off. Accordingly, as of June 30, 2004, we wrote off the entire balance of $476,874 of technology assets as an operating expense, “Impairment of technology assets” (in accordance with SFAS 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets”). (See “Note 2 to Notes to Consolidated Financial Statements” – Summary of Significant Accounting Policies – Technology Assets ). We had no comparable expense in fiscal 2003.

Beneficial Conversion Feature

In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 98-5 and FASB EITF No. 00-27, using the relative fair value method of Accounting Principles Board Opinion 14 (“APB 14”), we recorded a beneficial conversion feature (BCF) related to the issuance of convertible debt that has conversion features at fixed rates that are in-the-money when issued and recorded value allocated to warrants issued with those instruments. The BCF for the convertible instrument and value allocated to warrants are measured and recognized by allocating a portion of the proceeds to additional paid-in capital with an offset to a discount on the convertible instrument.

For convertible debt and related warrants, the recorded discount is amortized as interest expense using the effective interest method over the life of the debt.

Bad Debt Allowance

We endeavor to assess and monitor the creditworthiness of our customers to which we grant credit terms in the ordinary course of business. We maintain a provision for doubtful accounts to provide for the possibility that amounts due to us may not be collected. As of June 30, 2004, the allowance for bad debt was approximately 6% of our total accounts receivable. This bad debt provision is monitored on a monthly basis and adjusted as circumstances warrant. As the recorded bad debt provision is based upon management’s judgment, actual bad debt write-offs may be greater or less than the amount recorded. Historically bad debt write-offs have not been material.

Operating Expenses

Historically, we have segregated our recurring operating expenses among three categories: laboratory and cost of goods sold; selling, general and administrative expenses; and research and development. For the fiscal period ended June 30, 2004, operating expenses also included a fourth category, impairment of technology assets, as described above. Laboratory expenses and cost of goods sold consist of amounts necessary to complete the revenue and earnings process, and includes direct labor and related benefits, other direct costs, and an allocation of facility charges and information technology costs, and depreciation and amortization. Also, laboratory expenses and cost of goods sold include shipping and handling fees and reimbursable out-of-pocket costs. Laboratory expenses and cost of goods sold, as a percentage of net revenues, tends, and is expected, to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings involving studies conducted during any period of time. Selling, general and administrative expenses include business development activities, sales and marketing expenses and related commissions, and laboratory administration expenses. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, Saigene management fees, legal and accounting fees, advertising and promotional expenses, administrative travel and an allocation of facility charges, information technology costs, and depreciation and amortization. Research and development expenses consist of direct labor and related benefits, supplies, legal fees for patent applications, travel expenses, and depreciation and amortization. Impairment of technology assets resulted from the write-off of our technology assets described above.

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

Results of Operations for the Fiscal Years Ended June 30, 2004 and 2003

     Revenues

	Years Ended
Dollars in thousands,	June 30,		$	%
rounded to nearest thousand	2004	2003	Change	Change
Revenues	$4,801	$5,765	$(964)	(17)%

Our revenues are generated from clinical trials testing services and from diagnostic services. The approximately 17% decrease in fiscal 2004 revenues over fiscal 2003 was primarily attributable to a decrease in the size and number of clinical trials testing services we performed. Except for the March 2004 clinical services contract we entered into and that was substantially completed by June 30, 2004, these decreases reflect the recent significant decreases in revenues and open work orders we have been experiencing. With respect to the March 2004 clinical services contract, we recognized revenues of approximately $1.4 million during fiscal 2004, of which we recognized approximately $1.1 million in the fourth quarter (representing approximately 77% of our total revenues for the quarter).

Our recent quarterly decreases in revenues reflect the fluctuations and reductions in testing and open work orders with our historically two largest customers, Pfizer, Inc. and Procter & Gamble Pharmaceuticals, Inc. Combined revenues from these two customers were a total of approximately $3.6 million (75.4% of our total revenues) for the fiscal year ended June 30, 2004, compared to approximately $4.5 million (78.3% of our total revenues) for the fiscal year ended June 30, 2003. Excluding the $1.4 million we received from the March 2004 clinical services contract we entered into and that was substantially completed by June 30, 2004, the decreases in revenues from these customers year over year is a result of prior work orders having come to completion or the clinical study having ended or being terminated early, without being replaced with new work orders for additional testing services. We have historically been dependent on one or both of these customers for a significant portion of our revenues, and as such a decline in the volume of services performed for these customers has a significant impact on our revenues.

During the fiscal year ended June 30, 2004, revenue generated from clinical trials testing services accounted for approximately 82% of our total revenues. Revenue generated from diagnostic, referral and other services accounted for approximately 18% of our total revenue during the same period. Historically, over 90% of our total revenues have been generated from clinical trials. We expect that clinical trials will continue to account for a significant portion of our revenues in the future.

Laboratory Expense and Cost of Goods Sold:

	Years Ended
Dollars in thousands,	June 30,		$	%
rounded to nearest thousand	2004	2003	Change	Change
Laboratory Expense and Cost of Goods Sold	$2,763	$2,801	$(38)	(1)%
Percentage of Revenues	58%	49%

Laboratory expense and cost of goods sold consist primarily of payment of salaries and related benefits to employees performing analysis of clinical trial samples, the cost of supplies for analysis of clinical trial samples, payments to subcontractors of laboratory services, and other expenses such as payment of business and occupation taxes. During the fiscal years ended June 30, 2004 and 2003, respectively, salaries and related benefits accounted for approximately 34.6% and 37.7% of total laboratory expense and cost of goods sold, lab supplies were approximately 23.6% and 24.3%, and outside services were approximately 19.8% and 16.8%.

For the comparable fiscal years ended June 30, 2004 and 2003, laboratory expense and cost of goods sold decreased approximately 1%. As a percentage of revenue, laboratory expense and cost of goods sold increased in fiscal 2004 to approximately 58% from approximately 49% in fiscal 2003.

For fiscal years 2004 and 2003, respectively, salaries and related benefits decreased approximately 10% to approximately $955,000 from $1,057,000, lab supplies decreased approximately 4% to approximately $653,000 from $680,000, and outside services increased approximately 16% to approximately $548,000 from $471,000. The decrease in salaries and benefits between the comparable periods was primarily attributable to a decrease in the number of employees in this area. The decrease in the components of lab supplies between the comparable periods were primarily attributable to the decreased supplies needed to support the commensurate decrease in revenues. The 16% increase in outside services resulted from approximately $508,000 we paid for outside services in the first quarter of fiscal 2004 (compared to approximately $64,000 for the same quarter in fiscal 2003), for outsourcing of testing on a third-party proprietary assay. However, for the remaining three quarters of fiscal 2004, fees for outside services totaled approximately $40,000 (compared to approximately $407,000 for the same period in fiscal 2003), reflecting a significant decrease in outsourced services incurred within the scope of earning revenues.

The decrease in salaries and related benefits for fiscal years 2004 and 2003 also partially reflects actions we took during fiscal 2004 to control employee expenses. Through December 31, 2003, as part of our efforts to reduce expenses, with respect to our laboratory operations, quality assurance, client services and information technology employees, we terminated employment of five laboratory employees, had one laboratory employee participate in the salary deferral / reduction program, and enrolled the remaining 18 laboratory employees in the Shared Work Program. Effective mid-March 2004, as we began ramping up to work on the March 2004 clinical services contract, we pulled our employees out of the Shared Work Program, and incurred overtime expense. We also restored the employee information technology employee noted above who had been participating in the salary deferral / reduction program to full salary effective March 16, 2004. From time to time we will continue to evaluate re-entering employees in the Shared Work Program based on the timing and volume of our clinical testing services projects.

Research and Product Development:

	Years Ended
Dollars in thousands,	June 30,		$	%
rounded to nearest thousand	2004	2003	Change	Change
Research and Product Development	$129	$214	$(85)	(40)%
Percentage of Revenues	3%	4%

Research and development expenses consist mainly of our expenditures incurred in connection with development of our LIDA and cell viability technology that is being transferred into PBI Technology.

For the comparable fiscal years ended June 30, 2004 and 2003, research and product development expenses decreased approximately 40% to approximately $129,000 from $214,000. The decrease was primarily the result of decreased compensation expense as a result of fewer employees in research and product development in the current year period over the comparable prior year period. For the fiscal years ended June 30, 2004 and 2003, the decrease was partially offset by increased patent related legal expenses, including those related to establishing a separate technology subsidiary (PBI Technology, Inc.) to more effectively finance and manage the development of our technology portfolio. Also, in November 2003, as part of our efforts to reduce expenses, we enrolled our one employee in research and development in the Shared Work Program, and in February 2004, this employee was terminated, further reducing our compensation expense in this area.

We anticipate that we will continue to incur research and development expenses related to the technology held by PBI Technology. However, if we are unable to increase revenues or raise additional funding to continue to fund our existing research and development efforts, we will seek to further reduce our research and development efforts and expenses.

Impairment of Technology Assets:

	Years Ended
Dollars in thousands,	June 30,		$	%
rounded to nearest thousand	2004	2003	Change	Change
Impairment of Technology Assets	$477	$0	$477	100%
Percentage of Revenues	10%	0%

As of June 30, 2004, we re-assessed impairment issues on our technology assets and we concluded that the recorded value of those assets should be written off. We considered our ability to recover the value of those assets from undiscounted cash flows of the related operations. In particular, factors we considered included: reductions in our workforce, generally as well as in research and development, in the second and third quarters of fiscal 2004 (which was then considered to be temporary, but which has since become more extended); our inability to secure a licensing or other partnership arrangement for the intangible assets; and our inability to obtain financing specifically for further development of the technology assets. While we have obtained equity and debt funding for our general operations through the Laurus debt financing in May 2004 and our private placement in March 2004, and while we intend to continue to pursue development efforts, partnership, licensing or other means to realize the value of our intangible assets, we believe that current conditions have changed such that the value of these assets are now less likely to be recovered in the near term, and should be written off. Accordingly, as of June 30, 2004, we wrote off the entire balance of $476,874 of technology assets as an operating expense, “Impairment of technology assets” (in accordance with SFAS 144– “Accounting for the Impairment or Disposal of Long-Lived Assets”). (See “Note 2 to Notes to Consolidated Financial Statements” – Summary of Significant Accounting Policies – Technology Assets ). We had no comparable write-off or expense in fiscal 2003.

Selling, General and Administrative Expense:

	Years Ended
Dollars in thousands,	June 30,		$	%
rounded to nearest thousand	2004	2003	Change	Change
Selling, General and Administrative Expense	$3,150	$3,837	$(687)	(18)%
Percentage of Revenues	66%	67%

Our selling, general and administrative expense consists primarily of compensation for our executive officers, board members and other selling, general and administrative personnel, management fees paid to Saigene, compensation income (expense) on our stock options, legal and accounting fees, and payments under consulting arrangements.

For the comparable years ended June 30, 2004 and 2003, respectively, selling, general and administrative expense decreased approximately 18% to approximately $3,150,000 from $3,837,000. As a percentage of revenue, selling, general and administrative expenses were approximately 66% and 67%, respectively, for the comparable fiscal years ended June 30, 2004 and 2003.

The reduction in our selling, general and administrative expenses for the comparable periods is due in large part to decreased management fees we paid to Saigene under the terms of the amended and restated management agreement. This reflects the reduction in monthly management fees, effective July 1, 2003, to $70,000 from $90,000 and the further reductions of the management fees to $40,000 per month from $70,000 per month effective February 1, 2004, and to $20,000 per month from $40,000 per month, effective June 15, 2004. Subsequent to the end of fiscal 2004, we terminated the management agreement effective August 31, 2004, thereby eliminating further monthly management fees payable to Saigene after that date. For the comparable fiscal years ended June 30, 2004 and 2003, respectively, management fees decreased 46% to approximately $680,000 from $1,255,000.

Excluding Saigene management fees, selling, general and administrative expenses were approximately $2,470,000 and $2,582,000 (approximately 51% and 45% as a percentage of revenue), respectively, for the comparable fiscal years ended June 30, 2004 and 2003.

For the fiscal year ended June 30, 2004, our compensation costs consisted primarily of salaries and wages, whereas in fiscal 2003, we also incurred certain contract labor costs and relocation expenses. Contract labor costs in fiscal 2003 consisted of approximately $74,000 for services provided by our current Chief Executive Officer under a management agreement with Saigene before he became our employee, and for contract accounting and contract chief financial officer services. In fiscal 2003 we hired our Chief Executive Officer and a Chief Financial Officer, resulting in decreased needs for contract labor services. Also, in fiscal 2003, we incurred recruiting and relocation expenses of approximately $115,000 relating to our Chief Medical Officer and a Business Development Representative, where we had no comparable expenses in fiscal 2004. Related to the decrease in contract labor services, we recognized increased salaries and benefits of approximately $190,000 in fiscal 2004 over fiscal 2003. The increase in salaries and wages was due primarily to the hiring of our Chief Executive Officer, Chief Financial Officer and a business development representative during fiscal 2003. These compensation increases were partially offset by actions we took during fiscal 2004 to control employee expenses, including salary reductions of 15% to 20% implemented for certain personnel beginning February 1, 2004, enrolling one administrative employee in the State of Washington’s “Shared Work Program,” having one hourly employee agree to reduce her hours worked and terminating employment of two administrative employees. Effective mid-March 2004, as we began ramping up to work on our large clinical services contract, we pulled our employees out of the Shared Work Program and we restored three of the selling, general and administrative employees who had been participating in the salary deferral / reduction program to full salary effective March 16, 2004. Subsequent to the end of fiscal 2004, we reinstated to near full salary our Chief Executive Officer beginning July 1, 2004 and one other selling, general and administrative manager became a part time employee effective September 1, 2004, leaving salary reductions continuing for three management level employees. From time to time we will continue to evaluate re-entering employees in the Shared Work Program and additional salary deferrals / reductions based on the timing and volume of our clinical testing services projects.

Selling, general and administrative expenses for the fiscal year ended June 30, 2004 included approximately $149,000 in Board of Director compensation, compared to approximately $60,000 in fiscal 2003. In addition, under the terms of consulting agreements dated August 28, 2002 with two of our directors, Terry Giles and Paul Kanan, we recorded aggregate consulting expenses of $156,000 and $130,000, respectively, in the comparable fiscal years ended June 30, 2004 and 2003.

Selling, general and administrative expenses also include compensation income (expense) resulting from the May 2002 repricing of all outstanding stock options to the then-current market price of $0.06. For the comparable fiscal years ended June 30, 2004 and 2003, respectively, we recognized approximately $35,000 in income and $129,000 in expense. As of June 30, 2004, 11,139 repriced options remained outstanding. In the future, the amount of compensation expense (income) we recognize will fluctuate based on the value of our common stock and the number of options that are outstanding as of each valuation date. (See “Note 11 to Notes to Consolidated Financial Statements”).

Further changes in our selling, general and administrative expenses include an increase in legal and accounting expenses of approximately $26,000 between the respective fiscal years ended June 30, 2004 and 2003 to $374,000 from $348,000. Legal and accounting expenses for fiscal 2004 include costs associated with our private placement financing in March 2004, our secured convertible debt financing effective May 2004, and preparation and filing of our two resale registration statements filed in the third and fourth quarters of fiscal 2004, as well as costs associated with being a public company. We also incurred approximately $193,500 in fees and expenses in the fourth quarter of fiscal 2004, related to the secured convertible note financing with Laurus, and we are amortizing these fees over the anticipated 36-month life of the note, resulting in approximately $5,375 of expense recognized in June 2004. For fiscal 2003, legal and accounting expenses included fees incurred in connection with the Saigene purchase transaction in August 2002. For fiscal 2005, we expect to continue to amortize these expenses at the rate of $5,375 per month, or $16,125 per quarter.

Other Income (Expense):

	Years Ended
Dollars in thousands,	June 30,		$	%
rounded to nearest thousand	2004	2003	Change	Change
Other Income (Expense)	$(166)	$2,545	$(2,711)	(107)%
Percentage of Revenues	(3)%	44%

We had approximately $166,000 in other expense in fiscal 2004, compared to $2,545,000 in other income in fiscal 2003. The fiscal 2003 other income was primarily due to our reversing a prior reserve and removing the prior $2,244,040 contingent liability relating to 3M from the balance sheet. (See “– Liquidity and Capital Resources – Reversal of Technology License Payable in Fiscal 2003” and “Note 13 to Notes to Consolidated Financial Statements.”) For fiscal 2004, our net “other expense” included approximately $42,000 in Washington state sales and business and occupation tax refunds from a review of past years tax remittances, approximately $155,000 of interest expense on notes payable and lease obligations (net of interest income), and approximately $72,000 from a loss on the receipt of common stock instead of cash in payment of a $200,000 note receivable and approximately $16,000 in accrued interest income from a related party (Saigene) (see “Note 14 to Notes to Consolidated Financial Statements”).

In fiscal 2003, in addition to the reversal of the $2,244,040 contingent liability referred to above, our net “other income” included one-time gains on the restructuring of certain outstanding debt of approximately $169,000, approximately $(118,000) in net interest expense, and approximately $21,000 of rent and fees paid to us by Saigene. In addition, primarily during the third quarter of fiscal 2003, we reassessed all of our existing liabilities and wrote off some of our old accounts payable and an old lease obligation, resulting in a one-time gain associated with the write-off in the amount of approximately $228,000.

Net Earnings (Loss):

	Years Ended
Dollars in thousands,	June 30,		$	%
rounded to nearest thousand	2004	2003	Change	Change
Net Earnings (Loss)	$(1,884)	$1,457	$(3,341)	(229)%

We had a net loss of approximately $1,884,000 in fiscal 2004, reflective of our significant decrease in revenues during fiscal 2004, compared to net earnings of approximately $1,457,000 in fiscal 2003. The change in net earnings (loss) from fiscal 2003 to fiscal 2004 was significantly as a result of our action in fiscal 2003 to reverse the prior reserve and remove the $2,244,040 contingent liability relating to 3M from the balance sheet. (See “– Liquidity and Capital Resources – Reversal of Technology License Payable in Fiscal 2003” and “Note 13 to Notes to Consolidated Financial Statements.”)

Excluding the reversal of the contingent liability of $2,244,040, in fiscal 2003 we had a pro forma net loss of approximately $787,000, compared to our net loss of approximately $1,884,000 in fiscal 2004, representing an approximately $1,097,000 or 139% increase in net loss over fiscal 2003.

Excluding the reversal of the contingent liability of $2,244,040, the increase in our net loss is primarily attributable to our significantly decreased revenues in the year over year periods, partially offset by improvements in laboratory expenses and cost of sales, and selling, general and administrative expenses, and research and product development expenses discussed above, and, also impacted by the change in other income (expense) discussed above.

Liquidity and Capital Resources:

We had significant net operating losses for the fiscal year ended June 30, 2004 and revenues for fiscal 2004 were significantly lower than those in the comparable prior fiscal year. Unless revenues increase, we will likely continue to experience significant losses and our cash and working capital positions will be adversely impacted. Our operations historically have primarily been funded through revenues generated from operations and from the sale and issuance of our common stock, preferred stock and debt from time to time.

At June 30, 2004, our cash and cash equivalents were approximately $2,941,000, compared to approximately $440,000 at June 30, 2003. The increase in our cash and equivalents is primarily attributable to proceeds from our secured convertible note financing with Laurus in the fourth quarter of fiscal 2004, our private placement in March 2004 and our borrowings under our $250,000 credit facility with Franklin Funding from August through November 2004, and to a lesser degree from increased advances from our customers and increased accrued liabilities. We have no off-balance sheet financing arrangements. As of June 30, 2004, we also had restricted cash of approximately $71,000 which represents a security deposit in connection with our office lease in Seattle, Washington which expires in July 2007. We are obligated to maintain the restricted cash security deposit through the term of the lease.

At June 30, 2004, we had approximately $367,000 in accounts receivable, compared to approximately $467,000 as of June 30, 2003, reflecting the timing of revenues billed and collected. Our accounts receivable generally reflects our billings, and may include one or several individually large customer receivables from time to time. As described above, in March 2004, we entered into a clinical services contract with a pharmaceutical company for a study that we substantially completed by June 30, 2004. We recognized approximately $331,000 in revenues from this study in the quarter ended March 31, 2004 and approximately $1.1 million in revenues in the quarter ended June 30, 2004, with one of our larger mid-quarter billings being paid before quarter-end. As of June 30, 2004 and March 31, 2004, approximately 41% and 55%, respectively, of our receivables balances of approximately $367,000 and $481,000, respectively, was from this clinical services contract.

Additionally, given the relatively significant decrease in our revenues for the quarters ended December 31, 2003 and March 31, 2004 as compared to prior quarters, accounts receivable as of December 31, 2003 and March 31, 2004 represented a proportionately larger percentage of revenues for each of the respective quarters, at approximately 77% and 88%, respectively, compared to 26% and 27%, respectively, as of June 30, 2004 and September 30, 2003. This increase in the percentage of accounts receivable to quarterly revenues was driven primarily from the significant decreases in revenues that we are experiencing, and that occurred in those periods.

Total liabilities recorded on our balance sheet as of June 30, 2004 were approximately $3,519,000 compared to approximately $2,714,000 as of June 30, 2003. The increase in liabilities continues to be driven by our net losses, and is primarily attributable to our $2.5 million secured convertible note (See “BUSINESS – Laurus Debt Investment”), and, to a lesser degree, our borrowings under our $250,000 credit facility with Franklin Funding. As required by U.S. generally accepted accounting principles, the liability we recorded for the secured convertible note payable to Laurus represented a discount from the face value of the note by approximately $1,235,000, related to the valuation of the beneficial conversion feature and the warrants. However, we are obligated on the full $2.5 million total principal amount due to Laurus. Accordingly, if this discount were disregarded, our total liabilities as of June 30, 2004 would be approximately $4,754,000.

At June 30, 2004, we had working capital of approximately $1,415,000, compared to negative working capital of approximately $685,000 at June 30, 2003. The approximately $2.1 million improvement in working capital between the fiscal years is attributable to several changes in the components of working capital. Changes providing favorable impact include increases in cash, deferred financing costs related to the secured convertible note financing with Laurus, and prepaid expenses and other assets, and decreases in accounts payable, advances from customers, and dividends payable and, except for additional borrowings of (and the additional current portions, net of discounts, payable on) $2.5 million under our secured convertible note and $250,000 under our loan and security agreement with Franklin Funding, decreases in our current notes payable and lease obligations. Changes negatively impacting our working capital since June 30, 2003 include decreases in our accounts receivable, and $200,000 note receivable from Saigene (through receipt of payment in the form of our common stock), decreased inventories since June 30, 2003, and increases in accrued liabilities, and the current portion of our $2.5 million secured convertible note and $250,000 under our loan and security agreement with Franklin Funding. In addition, our working capital position at June 30, 2004 gives effect to approximately $304,000 of discounts recorded on the current portion of our secured convertible note with Laurus, as required by U.S. generally accepted accounting principles. If this discount were disregarded, we would have working capital of approximately $1,111,000 at June 30, 2004.

Net cash used in operating activities was approximately $1,293,000 for the fiscal year ended June 30, 2004, primarily to fund our net loss and changes in our working capital. Net cash used in operations included the effect of approximately $477,000 in write off of our technology assets, $116,000 in depreciation and amortization, $25,000 in Board compensation settled in stock options (rather than cash), $35,000 in income recognized in fiscal 2004 in accordance with accounting options under variable pricing rules as it relates to our May 2002 repricing of stock options, and $16,000 in interest income on, and $72,000 in loss on settlement of, a note receivable from Saigene that was paid to us using our common stock. Our investing activities used approximately $91,000 for the fiscal year ended June 30, 2004 primarily for the purchase of capital equipment. Cash flows provided by financing activities was approximately $3,885,000 for the fiscal year ended June 30, 2004, consisting primarily of approximately $2,500,000 in borrowings under our secured convertible note with Laurus (net of approximately $193,000 in deferred finance charges), approximately $1,711,000 in net proceeds from our private placement of unregistered common stock in March 2004, approximately $250,000 in proceeds of borrowings under our loan and security agreement with Franklin Funding and approximately $3,000 in proceeds from exercise of stock options and warrants, offset by approximately $379,000 in payments on notes payable, notes payable to related parties, and payments on capital lease obligations, and payment of approximately $6,000 in cash dividends on our Series B preferred stock.

During fiscal 2004, within the quarter ended September 30, 2003, we redeemed 72,072 shares of our common stock as payment on a $200,000 note receivable and accrued interest from Saigene. The payment on the Saigene note in common stock was made in accordance with the terms of the note, and resulted in elimination of the note receivable but without a corresponding increase in our cash position. During the fiscal year ended June 30, 2004, we also reversed approximately $1,000 previously recorded to our common stock and prepaid financing expense accounts, reflecting the return and cancellation of 83,333 shares of our common stock that had been held in escrow under an agreement with our prior landlord. Under the terms of the escrow agreement, 583,333 shares of our common stock remain in escrow.

As described above, we experienced a significant decrease in revenues, and incurred significant net losses, as well as significant losses and (except for the proceeds from our $2.5 million secured convertible note) degradation of our cash and working capital position from operations, throughout fiscal 2004. We expect these trends will continue into fiscal 2005. To improve our cash position, we are actively seeking to increase revenues, raise additional debt or equity financing and cut certain expenses significantly. In an effort to become more competitive and to increase our revenues, we are also currently actively planning to make additional investments in our business development activities, our technology infrastructure, operations and other areas of our business. These efforts will use significant amounts of time, effort and funding. There can be no assurance that our efforts to control expenses, generate revenue and raise sufficient capital will be successful.

In the current market conditions, raising capital from equity financing has been, and will continue to be difficult. We did not raise sufficient financing from our Series B preferred stock private placement in the spring / summer of 2003. Beginning in November 2003, we initiated a best efforts private placement through the sale of unregistered shares of common stock at $0.50 per share. Through the closing of the private placement in March 2004, we sold 3,846,000 shares of common stock and received approximately $1,711,000 in net proceeds. In connection with that private placement, as of March 31, 2004, we had recorded cash commissions to the broker dealer of $192,300 and incurred $20,101 of legal expenses.

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

Effective May 28, 2004, we closed on a $2.5 million debt financing with Laurus Master Funds Ltd., and issued a three year term note, with monthly payments of interest only that commenced July 1, 2004, and monthly principal payments commencing December 1, 2004. See “BUSINESS — Laurus Debt Investment.” The term note bears interest at an initial rate equal to the prime rate plus two percent (2%), and is subject to reduction on a month by month basis if specified conditions are met. For any cash payments we make on the note, we are required to pay an amount equal to 102% of the principal amount due. Based on current interest rates, our monthly cash payments of interest only would be approximately $13,542 and our monthly cash payments of principal and interest beginning December 1, 2004 would be approximately $98,542. Our actual required cash payments on the note could be less if amounts under the note are converted into our common stock. We can prepay the note at any time upon payment of an amount equal to 130% of the outstanding principal balance plus accrued and unpaid interest. From the $2.5 million in gross proceeds, we paid a closing fee equal to $87,500 to the manager of Laurus, $29,500 for Laurus’ legal and due diligence expenses and $1,500 to the escrow agent. At closing, we paid cash commissions of $75,000 to our broker, Source Capital Group, Inc.. In addition, for any amounts of the outstanding principal and accrued and unpaid interest owing on the note that are converted into shares of our common stock, we are also obligated to pay our broker additional placement agent fees of 4% of the amount being converted, for maximum additional fees of up to $100,000. In addition, we issued to our broker a five-year warrant, exercisable as and to the extent that amounts owing under the Laurus note are converted into common stock, for up to 181,818 shares of common stock at an exercise price of $1.25 per share. We also incurred approximately $34,500 in legal fees related to the Laurus transaction. The impact of these transactions, including recording the value allocated to the warrants and beneficial conversion feature, are being recorded beginning in the quarter ended June 30, 2004. See “Note 8 to Notes to Consolidated Financial Statements.”

With these recent cash infusions from the Laurus debt investment and our private placement in March 2004, we currently expect that our current cash, current assets and any cash flows from operations will be sufficient to fund operations through July 1, 2005. However, any further decreases in revenue would adversely affect our financial condition, and we may need to seek additional capital during the latter part of fiscal 2005. We may not be able to raise sufficient financing. For instance, under the terms of our financing with Laurus, we had the right to seek an additional $1.0 million in pari passu debt from an investor acceptable to Laurus within 30 days of closing of the initial financing; however, we were not successful in closing on additional funds within such time frame. Accordingly, management continues to contemplate other alternatives to enable us to fund continuing operations, including loans from management or employees, salary deferrals and reductions and other cost cutting mechanisms, and raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. In addition, we are exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction. None of these potential alternatives may be available to us, or may only be available on unfavorable terms. If we are unable to obtain sufficient cash to continue to fund operations or if we are unable to locate a strategic partner, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue in existence. Our auditors added an explanatory paragraph to their opinion on our fiscal 2004 financial statements stating that there was substantial doubt about our ability to continue as a going concern. Our efforts to reduce expenses and generate revenue may not be successful.

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

As of June 30, 2004, our periodic assessment of the possible impairment of our technology assets led us to conclude that the $476,874 of technology assets on our balance sheet should be written off. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Impairment of Technology Assets.”

Reversal of Technology License Payable in Fiscal 2003

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. CONTROLS AND PROCEDURE

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to

Exchange Act Rule 13a-15. Based upon that evaluation, management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues if any, within a company have been detected.

On September 20, 2004, our independent registered public accounting firm orally notified our management and audit committee that they had identified a significant deficiency regarding our internal controls. The deficiency noted was the lack of segregation of duties within the accounting department. This significant deficiency was not believed to be a material weakness. To correct such deficiency, we are in the process of making changes in assigned roles and responsibilities, as well as formalizing in writing some of our established internal policies that we have been complying with but had not previously been reduced to writing.

Other than the actions we are taking to correct the significant deficiency as described above, during and subsequent to the fourth quarter of fiscal 2004, there have been no changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting. In response to the Sarbanes-Oxley Act of 2002, we are continuing a comprehensive review of our disclosure procedures and internal controls and expect to make minor modifications and enhancements to these controls and procedures.

ITEM 8B. OTHER INFORMATION

Not applicable

PART III

ITEM 9. OUR DIRECTORS AND EXECUTIVE OFFICERS

We have a Code of Ethics that applies to our principal executive officer, principal financial officer, controller and other employees performing similar functions. A copy of the Code of Ethics is included with this Report as Exhibit 14.

The other information called for by Part III, Item 9, will be included in our proxy statement relating to our 2004 annual meeting of shareholders, and is incorporated herein by reference. The proxy statement will be filed within 120 days of June 30, 2004, our fiscal year end.

ITEM 10. EXECUTIVE COMPENSATION

Information called for by Part III, Item 10, will be included in our proxy statement relating to our 2004 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Certain information called for by Part III, Item 11, will be included in our proxy statement relating to our 2004 annual meeting of shareholders, and is incorporated herein by reference.

Equity Compensation Plan Information

     The following table gives information as of June 30, 2004, regarding our common stock that may be issued upon the exercise of options, warrants and other rights under our equity compensation plans. See also “Notes 11 and 12 to Consolidated Financial Statements” included in this Report.

	(a)
	No. of Shares	(b)	(c)
	to be Issued	Weighted Average	No. of Shares Available
	Upon Exercise of	Exercise Price of	for Future Issuance,
	Outstanding Options,	Outstanding Options,	excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in Column (a)
Equity Compensation Plans Approved by Stockholders (1)	1,281,396	$0.77	486,940
Equity Compensation Plans Not Approved by Stockholders	1,457,728	0.97	—
TOTAL	2,739,124	$0.88	486,940

(1)	Consists solely of the Pacific Biometrics, Inc. 1996 Stock Incentive Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information called for by Part III, Item 12, will be included in our proxy statement relating to our 2004 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

Exhibit
No.		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Company, as amended – includes (a) Amended and Restated Certificate of Incorporation dated July 9, 1996, (b) Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock, dated as of August 28, 2002, (c) Certificate of Amendment to Restated Certificate of Incorporation, dated February 14, 2003, and (d) Certificate of Designation for Series B Convertible Preferred Stock, dated as of March 6, 2003

3.2	(2)	Amended and Restated By-Laws of the Company

4.1	(2)	Specimen Stock Certificate

10.1A	(3)	1996 Stock Incentive Plan, as amended

10.1B	**	Form of stock option agreement (for employees and officers) under 1996 Stock Incentive Plan

10.1C	**	Form of stock option agreement (for directors) under 1996 Stock Incentive Plan

10.2	(3)	Part Time Employment Agreement, dated April 1, 2001, by and between the Company and Elizabeth Teng Leary, Ph.D.

10.3	(4)	Office Lease, dated April 23, 1997, by and between Tom Kane and Elsa Kane and Pacific Biometrics, Inc.

10.4	(5)	Asset Purchase Agreement, dated as of June 27, 2002, by and among the Company, PBI-WA and Saigene Corporation

10.5	(6)	Amendment Number One to Asset Purchase Agreement, dated as of August 28, 2002, by and among the Company, Saigene, and PBI-WA

10.6	(10)	Common Stock Purchase Warrant issued by the Company in favor of Source Capital Group, Inc.

10.7	(6)	Consulting Agreement, dated as of August 28, 2002, between Terry M. Giles and the Company

Exhibit
No.		Description
10.8	(7)	Amended and Restated Financing Agreement, dated as of October 1, 2002, by and among the Company, Transamerica Technology Finance Corporation, successor in interest to Transamerica Business Credit Corporation, and Saigene Corporation

10.9	(7)	Restructure Agreement, dated as of October 1, 2002, by and among the Company, Transamerica Technology Finance Corporation, successor in interest to Transamerica Business Credit Corporation, and Saigene Corporation

10.10	(7)	Amendment to Warrant Agreements, dated as of October 1, 2002, by and among the Company, Transamerica Technology Finance Corporation, successor in interest to Transamerica Business Credit Corporation, and Saigene Corporation

10.11	(7)	Promissory Note, dated as of October 1, 2002, in the principal amount of $245,000 in favor of Transamerica Technology Finance Corporation

10.12	(7)	Investment Agreement, dated as of December 19, 2002, by and between Saigene Corporation and the Company

10.13	(3)	Settlement Agreement, dated May 31, 2003, by and between Makena Commercentre II, LLC, Makena Partners, the Company, PBI-WA, and Saigene Corporation

10.14	(3)	Promissory Note, dated May 31, 2003, in favor of Makena Commercentre II, LLC, by and between the Company, PBI-WA, and Saigene Corporation

10.15	(3)	Escrow Agreement, dated May 2003, by and between U.S. Bank Trust National Association, the Company, Makena Commercentre II, LLC, and Makena Partners

10.16	(3)	Loan and Security Agreement, dated August 5, 2003, by and between the Company and Franklin Funding, Inc.

10.17	(3)	Option Agreement, dated August 28, 2002, by and between the Company and Saigene Corporation

10.18	(8)	Securities Purchase Agreement, dated May 28, 2004 between the Company and Laurus Master Fund, Ltd.

10.19	(8)	Secured Convertible Term Note, dated May 28, 2004, made by the Company in favor of Laurus Master Fund, Ltd.

10.20	(8)	Master Security Agreement dated May 28, 2004, among the Company, BioQuant, Inc., Pacific Biometrics, Inc., a Washington corporation, PBI Technology, Inc., and Laurus Master Fund, Ltd.

10.21	(8)	Registration Rights Agreement, dated May 28, 2004, between the Company and Laurus Master Fund, Ltd.

10.22	(8)	Common Stock Purchase Warrant, dated May 28, 2004, issued by the Company in favor of Laurus Master Fund, Ltd.

10.23	(8)	Subsidiary Guaranty dated May 28, 2004, among Pacific Biometrics, Inc., a Washington corporation, BioQuant, Inc., and PBI Technology, Inc.

10.24	(8)	Stock Pledge Agreement dated May 28, 2004, between the Company and Laurus Master Fund, Ltd.

14.1	**	Code of Ethics for Financial Officers

21.1	(9)	Subsidiaries of Pacific Biometrics, Inc.

23.1	**	Consent of Grant Thornton LLP

31.1	**	Certification by Ronald R. Helm, Chief Executive Officer

31.2	**	Certification by Michael Carrosino, Chief Financial Officer

32.1	**	Certification by Ronald R. Helm, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification by Michael Carrosino, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed herewith

(1)	Incorporated by reference to Exhibits of Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, filed on May 15, 2003.

(2)	Incorporated by reference to Exhibits of Registrant’s Registration Statement on Form SB-2, Registration No. 333-11551, filed on September 6, 1996.

(3)	Incorporated by reference to Exhibits of Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed on September 29, 2003.

(4)	Incorporated by reference to Exhibits of Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, filed on September 29, 1997.

(5)	Incorporated by reference to Exhibits of Registrant’s Current Report on Form 8-K filed on July 3, 2002.

(6)	Incorporated by reference to Exhibits of Registrant’s Current Report on Form 8-K filed on September 6, 2002.

(7)	Incorporated by reference to Exhibits of Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002, filed on February 14, 2003.

(8)	Incorporated by reference to Exhibits of Registrant’s Current Report on Form 8-K filed on June 7, 2004.

(9)	Incorporated by reference to Exhibits of Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, filed on May 17, 2004.

(10)	Incorporated by reference to Exhibits of Registrant’s Registration Statement on Form SB-2, Registration No. 333-116968, filed on June 29, 2004.

(b)	Reports on Form 8-K

•	We filed a Current Report on Form 8-K on June 7, 2004, reporting our entering into a $2.5 million secured debt financing with Laurus Master Fund, Ltd.

•	We filed a Current Report on Form 8-K on September 2, 2004, reporting the termination of our management agreement with Saigene.

ITEM 14      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Part III, Item 14, will be included in our proxy statement relating to our 2004 annual meeting of shareholders, and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 22, 2004.

PACIFIC BIOMETRICS, INC.

By:	/s/ Ronald R. Helm

Ronald R. Helm
President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date
/s/ Ronald R. Helm Ronald R. Helm	Chief Executive Officer, President, and Director (Principal Executive Officer)	September 22, 2004

/s/ Michael Carrosino Michael Carrosino	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	September 21, 2004

/s/ Michael L. Hartzmark Michael L. Hartzmark	Director	September 21, 2004

/s/ Terry M. Giles Terry M. Giles	Director	September 21, 2004

/s/ Paul G. Kanan Paul G. Kanan	Director	September 21, 2004

/s/ Richard W. Palfreyman Richard W. Palfreyman	Director	September 22, 2004

Timothy A. Wudi	Director

PACIFIC BIOMETRICS, INC.

Form 10-KSB Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Pacific Biometrics, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Pacific Biometrics, Inc. as of June 30, 2004 and 2003 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Biometrics, Inc. as of June 30, 2004 and 2003, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced significant losses from operations and has experienced cash flow shortages. Additionally, the Company has reported deficiencies in working capital and stockholders’ equity. These matters, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Seattle, Washington
September 10, 2004

PACIFIC BIOMETRICS, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30,

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,941,014	$440,326
Accounts receivable, net of allowance for doubtful accounts of $22,100 and $23,965, respectively	367,449	466,608
Note receivable from related party	—	200,000
Inventories	—	158,104
Prepaid expenses and other assets	78,999	73,176
Deferred financing cost on secured convertible note – current portion	64,500	—

Total current assets	3,451,962	1,338,214
Property and equipment, net	407,548	433,060
Other assets:
Deferred financing cost on secured convertible note – long-term portion	123,625	—
Restricted cash	71,395	71,074
Technology assets	—	476,874

Total assets	$4,054,530	$2,319,222

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$479,446	$792,420
Accrued liabilities	647,986	563,778
Dividends payable	—	1,558
Advances from customers	210,922	310,948
Capital lease obligations - current portion	48,253	58,239
Note payable to related party - current portion	22,183	123,576
Secured convertible note - current portion, net of unamortized fair value assigned to beneficial conversion feature and warrants of $304,349	278,982	—
Other notes payable - current portion	349,002	172,392

Total current liabilities	2,036,774	2,022,911
Capital lease obligations - long term portion	160,487	208,717
Note payable to related party - long term portion	—	11,775
Secured convertible note - long term portion, net of unamortized fair value assigned to beneficial conversion feature and warrants of $931,133	985,536	—
Other notes payable - long term portion	336,510	470,696

Total liabilities	3,519,307	2,714,099

Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, Series A $0.01 par value, 5,000,000 shares authorized, 1,550,000 shares issued and outstanding, liquidation preference of $2.00 per share, aggregating $3,100,000	15,500	15,500
Preferred stock, Series B $0.01 par value, 5,000,000 shares authorized, 0 and 33,666.66 shares issued and outstanding at June 30, 2004 and 2003, respectively, liquidation preference of $3.00 per share, aggregating $101,000 at June 30, 2003	—	337
Common stock, $0.01 par value, 30,000,000 shares authorized, 13,048,820 shares issued and outstanding at June 30, 2004 and 9,218,458 issued and outstanding at June 30, 2003	302,214	263,189
Additional paid-in capital	23,338,016	20,421,642
Accumulated deficit	(23,119,084)	(21,094,843)
Treasury stock	(1,423)	(702)

Total stockholders’ equity (deficit)	535,223	(394,877)

Total liabilities and stockholders’ equity (deficit)	$4,054,530	$2,319,222

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30,

	2004	2003
Revenues	$4,801,248	$5,764,932

Laboratory expense and cost of goods sold	2,762,849	2,801,188

Gross Margin	2,038,399	2,963,744

Operating expenses:
Research and product development	128,677	213,635
Impairment of technology assets	476,874	—
Selling, general and administrative	3,150,101	3,837,273

Operating loss	(1,717,253)	(1,087,164)

Other income (expense):
Interest expense	(155,497)	(118,399)
Interest income	16,670	760
Other income	44,437	248,723
Loss on settlement of note receivable from related party	(72,072)	—
Gain on troubled debt restructuring	—	169,384
Reversal of technology license payable	—	2,244,040

	(166,462)	2,544,508

Net earnings (loss) before tax expense	(1,883,715)	1,457,344

Tax expense	—	—

Net earnings (loss)	$(1,883,715)	$1,457,344

Preferred stock dividend	(7,421)	(1,558)

Net earnings (loss) applicable to common stockholders	$(1,891,136)	$1,455,786

Net earnings (loss) per share:
Basic earnings (loss) per share	$(0.19)	$0.20

Diluted earnings (loss) per share	$(0.19)	$0.17

Weighted average common shares outstanding:
Basic	10,149,127	7,315,103

Diluted	10,149,127	8,333,313

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30,

	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$(1,883,715)	$1,457,344
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	121,846	89,640
Interest income on note receivable from related party settled by common stock	(16,218)	—
Amortization of fair value assigned to beneficial conversion feature and warrants	21,746	—
Loss on settlement of note receivable from related party	72,072	—
Gain recognized on troubled debt restructuring	—	(169,384)
Reversal of technology license payable	—	(2,244,040)
Gain on restructuring of capital leases	—	(22,018)
Compensation (income) expense from fair value adjustment to options	(35,294)	181,169
Stock options granted at less than fair market value	2,584	—
Impairment of technology assets	476,874	—
Changes in assets and liabilities:
Accounts receivable, net	99,160	523,702
Inventories	158,104	(158,104)
Prepaid expenses and other assets	(6,657)	24,806
Advances from customers	(100,026)	107,530
Accounts payable	(312,974)	358,621
Accrued liabilities	109,049	287,987

Net cash provided by (used in) operating activities	(1,293,449)	437,253

Cash flows from investing activities:
Purchases of capital equipment	(90,959)	(72,092)

Net cash used in investing activities	(90,959)	(72,092)

Cash flows from financing activities:
Payments on notes payable	(207,576)	(175,265)
Payments on notes payable to related parties	(113,168)	(88,346)
Transfer to restricted cash	(321)	(728)
Net proceeds from Series B preferred stock	—	72,920
Net proceeds loan and security agreement	250,000	—
Payments on capital lease obligation	(58,216)	(8,602)
Payment of cash dividends	(5,685)	—
Stock split - fractional share payout	—	(6)
Proceeds from exercise of stock options and warrants	2,963	4,241
Net proceeds from private placement of common stock	1,710,599	—
Proceeds from secured convertible note payable, net of financing cost	2,306,500	—

Net cash provided by (used in) financing activities	3,885,096	(195,786)

Net increase in cash and cash equivalents	2,500,688	169,375
Cash and cash equivalents, beginning of year	440,326	270,951

Cash and cash equivalents, end of year	$2,941,014	$440,326

Cash paid during the year for interest	$143,611	$35,634

Non-Cash Activities:
Assets purchased under capital lease	$—	$253,500
Donated equipment	$—	$70,766
Note payable issued in exchange for capital lease obligation	$—	$245,000
Common stock issued in exchange for accrued preferred dividends	$—	$909,828
Warrants and options issued in exchange for deferred compensation and notes payable	$—	$933,472
Notes payable issued in exchange for accounts payable	$—	$75,169
Purchase of technology assets and equipment in exchange for common stock (See Note 14)	$—	$490,698
Preferred stock dividends	$7,421	$1,558
Common stock issued and held in trust as security for note payable	$—	$6,667
Stock issued in conjunction with restructure agreement with prior landlord	$—	$16,001
Value of common stock received in settlement of note receivable from related party	$144,144	$—
Shares released from escrow under restructure agreement with prior landlord	$833	$—
Warrants issued in consideration of issuance costs for private placement	$191,477	$—
Common stock issued in exchange for Series B preferred stock and accrued dividends	$3,294	$—
Value allocated to beneficial conversion feature and warrants issued in conjunction with secured convertible note	$1,257,228	$—

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years ended June 30, 2004 and June 30, 2003

	Series A Preferred		Series B Preferred
	Stock		Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, July 1, 2002	1,550,000	$15,500	—	—	1,270,057	$38,102
Net earnings	—	—	—	—	—	—
Issuance of common stock for purchase of assets	—	—	—	—	7,000,000	210,000
Common stock contributed towards development of purchased assets	—	—	—	—	(10,000)	—
Issuance of common stock in exchange for accrued preferred dividends	—	—	—	—	150,000	4,500
Issuance of common stock warrants in exchange for deferred compensation and notes payable	—	—	—	—	—	—
Fair value adjustment to options	—	—	—	—	—	—
Common stock issued in conjunction with troubled debt restructure	—	—	—	—	50,000	1,500
Exercise of stock options	—	—	—	—	75,141	2,255
Donated equipment	—	—	—	—	—	—
1 for 3 reverse stock split of common stock and payment of fractional shares	—	—	—	—	(73)	(2)
Proceeds from Series B preferred stock, net of issuance costs of $28,417	—	—	33,666	337	—	—
Common stock issued and held in trust as security for note payable	—	—	—	—	666,666	6,667
Common stock issued in conjunction with prior landlord restructure agreement	—	—	—	—	16,667	167
Preferred stock dividends	—	—	—	—	—	—

Balance June 30, 2003	1,550,000	$15,500	33,666	$337	9,218,458	$263,189
Net loss	—	—	—	—	—	—
Fair value adjustment to options	—	—	—	—	—	—
Cancellation of common stock released from escrow, previously held in trust as security for note payable	—	—	—	—	(83,333)	(833)
Common stock received from related party in settlement of note receivable	—	—	—	—	(72,072)	—
Exercise of stock options	—	—	—	—	31,664	317
Exercise of stock warrants	—	—	—	—	3,809	38
Stock options granted at less than fair market value	—	—	—	—	—	—
Board compensation paid by stock options	—	—	—	—	—	—
Proceeds from common stock, net of issuance costs of $21,102 and broker commissions of $192,300	—	—	—	—	3,846,000	38,460
Preferred stock dividends	—	—	—	—	—	—
Issuance of common stock and $0.84 in cash in exchange for Series B preferred stock and accrued dividends payable	—	—	(33,666)	(337)	104,294	1,043
Fair value of warrants issued to lender in conjunction with secured convertible note payable	—	—	—	—	—	—
Fair value of beneficial conversion feature on secured convertible note payable	—	—	—	—	—	—

Balance June 30, 2004	1,550,000	$15,500	—	$—	13,048,820	$302,214

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Additional		Total
	Treasury	Paid-in	Accumulated	Stockholders’
	Stock	Capital	Deficit	Equity (Deficit)
Balance, July 1, 2002	—	$17,939,666	$(22,552,187)	$(4,558,919)
Net earnings	—	—	1,457,344	1,457,344
Issuance of common stock for purchase of assets	—	281,400	—	491,400
Common stock contributed towards development of purchased assets	(702)	—	—	(702)
Issuance of common stock in exchange for accrued preferred dividends	—	905,328	—	909,828
Issuance of common stock warrants in exchange for deferred compensation and notes payable	—	933,472	—	933,472
Fair value adjustment to options	—	181,169	—	181,169
Common stock issued in conjunction with troubled debt restructure	—	21,000	—	22,500
Exercise of stock options	—	1,986	—	4,241
Donated equipment	—	70,766	—	70,766
1 for 3 reverse stock split of common stock and payment of fractional shares	—	(4)	—	(6)
Proceeds from Series B preferred stock, net of issuance costs of $28,417	—	72,583	—	72,920
Common stock issued and held in trust as security for note payable	—	—	—	6,667
Common stock issued in conjunction with prior landlord restructure agreement	—	15,834	—	16,001
Preferred stock dividends	—	(1,558)	—	(1,558)

Balance June 30, 2003	$(702)	$20,421,642	$(21,094,843)	$(394,877)
Net loss	—	—	(1,883,715)	(1,883,715)
Fair value adjustment to options	—	(35,294)	—	(35,294)
Cancellation of common stock released from escrow, previously held in trust as security for note payable	—	—	—	(833)
Common stock received from related party in settlement of note receivable	(721)	(2,897)	(140,526)	(144,144)
Exercise of stock options	—	1,583	—	1,900
Exercise of stock warrants	—	1,025	—	1,063
Stock options granted at less than fair market value	—	2,583	—	2,583
Board compensation paid by stock options	—	24,840	—	24,840
Proceeds from common stock, net of issuance costs of $21,101 and broker commissions of $192,300	—	1,672,139	—	1,710,599
Preferred stock dividends	—	(7,421)	—	(7,421)
Issuance of common stock and $0.84 in cash in exchange for Series B preferred stock and accrued dividends payable	—	2,588	—	3,294
Fair value of warrants issued to lender in conjunction with secured convertible note payable	—	573,266	—	573,266
Fair value of beneficial conversion feature on secured convertible note payable	—	683,962	—	683,962

Balance June 30, 2004	$(1,423)	$23,338,016	$(23,119,084)	$535,223

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Pacific Biometrics, Inc., a Delaware corporation (“PBI” or the “Company”), provides specialty reference laboratory services to the pharmaceutical and diagnostics industries. The Company was incorporated in Delaware in May 1996. The Company conducts its business primarily through its wholly owned subsidiary, Pacific Biometrics, Inc., a Washington corporation (“PBI-WA”). The Company’s other wholly owned subsidiaries include PBI Technology, Inc., a Washington corporation, and BioQuant, Inc., a Michigan corporation.

On August 28, 2002, the Company, and its wholly-owned subsidiary, PBI-WA, consummated an asset purchase transaction pursuant to an Asset Purchase Agreement, dated as of June 27, 2002, as amended (collectively, the “Asset Purchase Agreement”), with Saigene Corporation, a Delaware corporation (“Saigene”), providing for the purchase by PBI-WA of certain technology, intellectual property and equipment in connection with certain DNA amplification and cell viability and related technologies and processes. Pursuant to the Asset Purchase Agreement, as consideration for the purchased assets, the Company issued to Saigene 6,541,430 shares, and to certain of Saigene’s designees an additional 458,570 shares, of the Company’s common stock, par value $.01 per share (the “Common Stock”). See Note 14-Related Party Transactions for further details.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements include consolidated financial position, results of operations, and statement of stockholders’ equity and cash flows of Pacific Biometrics, Inc. and its wholly-owned subsidiaries Pacific Biometrics, Inc., a Washington corporation (“PBI-WA”), PBI Technology, Inc., a Washington corporation, and BioQuant, Inc., a Michigan corporation. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements..

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

Accounts Receivable

Accounts receivable are stated at amounts due from and billed to customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer’s financial condition, and collateral is not required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. The Company writes off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. For the years ended June 30, 2004 and 2003, respectively, the Company wrote off $1,865 and $1,578 of accounts receivable deemed uncollectible.

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

Restricted Cash

During 1997, in connection with the signing of an operating lease for laboratory and office facilities in Seattle, Washington, the Company was required to set aside $100,000 as a security deposit, throughout the term of the lease. This amount has been reduced to $71,395 as of June 30, 2004 and is recorded as restricted cash on the accompanying consolidated balance sheet.

Long –Lived Assets

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

In accordance with the Financial Accounting Standards Board’s Statements of Financial Accounting Standards Statement No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), all of the Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized.

Technology Assets

PBI Technology, Inc., a wholly owned subsidiary of the Company, has been established to hold certain technologies and intellectual property, including isothermal DNA amplification method (LIDA), Cell Viability technology, and Saliva Sac®.

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

As of June 30, 2004, the Company’s periodic assessment of the impairment issues on the technology assets led the Company to conclude that the assets should be written off. The Company considered its ability to recover the asset from undiscounted cash flows of the related operations in light of reductions in both its general as well as research and development workforce in the second and third fiscal quarters (which was then considered to be temporary, but which has since become more extended), an inability to secure a licensing or other partnership arrangement to date for the intangible assets, combined with the inability to obtain financing specifically for further development of the intangible assets to date. While the Company obtained equity and debt funding for its general operations in May 2004 and its private placement in March 2004, and while the Company intends to continue to pursue development efforts, partnership, licensing or other means to realize the value of the intangible assets, management believes that current conditions have changed such that the value of these assets should now be considered less likely to be recovered in the near term, and should be written off in accordance with SFAS 144. Accordingly, the Company wrote off the entire balance of $476,874 of technology assets to operations as Impairment of technology assets as of June 30, 2004.

Beneficial Conversion Feature

In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 98-5 and FASB EITF No. 00-27, using the relative fair value method of Accounting Principles Board Opinion 14 (“APB 14”), the Company recorded a beneficial conversion feature (BCF) related to the issuance of convertible debt that has conversion features at fixed rates that are in-the-money when issued and recorded the value allocated to warrants issued with those instruments. The BCF for the convertible instrument and value allocated to warrants are measured and recognized by allocating a portion of the proceeds to additional paid-in capital with an offset to discount on the convertible instrument.

For convertible debt and related warrants, the recorded discount is amortized as interest expense using the effective interest method over the life of the debt.

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

Financial Instruments

The carrying amounts of cash and cash equivalents approximate fair value due to the short-term maturities of these instruments. The carrying value of the Company’s secured convertible note is recorded net of the unamortized fair value assigned to beneficial conversion feature and warrants, representing its estimated fair value. (See Note 8.) The carrying value of the Company’s other debt approximates their estimated fair values because the rates of interest on the debt approximate current interest rates for similar obligations with like maturities.

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is described more fully in Note 11. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. The Company has adopted the disclosure-only provisions of SFAS No. 123 – “Accounting for Stock-Based Compensation”. In August 2002, in conjunction with deferred compensation agreements with senior executives, the Company granted 183,917 stock options and 117,624 warrants to purchase common stock at $0.51 per share which expire in August 2012. (See Note 14 – Related Party Transactions - Deferred Compensation Agreements with Senior Executives.) These stock options and warrants were granted in exchange for amounts otherwise due the senior executives. During the years ended June 30, 2004 and 2003, respectively, the Company granted 996,400 and 0 incentive-based stock options under incentive compensation plans. Had compensation cost been determined based on the fair value of stock options granted in a manner consistent with the method promulgated by SFAS No. 123, the Company’s net earnings and earnings per share would have been changed to the pro forma amounts below:

	Years Ended June 30,
	2004	2003
Net earnings (loss), as reported	$(1,883,715)	$1,457,344
Adjust: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	260,304	93,798

Pro forma net earnings (loss)	$(2,144,019)	$1,363,546

Net earnings (loss) per share:
Basic-as reported	$(0.19)	$0.20

Diluted – as reported	$(0.19)	$0.17

Basic-pro forma	$(0.21)	$0.19

Diluted-pro forma	$(0.21)	$0.16

To estimate compensation expense, the Company uses the Black-Scholes option-pricing model and assumptions deemed reasonable by management. The following assumptions were used to compute the fair value of option grants for the year ended June 30:

	2004	2003
Expected volatility	186%	304%
Expected dividend yield	0%	0%
Risk-free interest rate	3.83%	3.83%
Expected life	10 years	10 years

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

Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method and the effect of preferred stock on an as-converted basis. All per share calculations exclude treasury shares, and shares held in trust as security for a note payable. Net earnings applicable to common stockholders includes cumulative dividends on the convertible preferred stock of $7,421 for the year ended June 30, 2004 (through conversion of the Series B preferred stock into common stock, effective May 31, 2004) and $1,558 for the year ended June 30, 2003.

The components of basic and diluted earnings per share were as follows for the years ended June 30:

	2004	2003
Net earnings (loss) (A)	$(1,883,715)	$1,457,344
Preferred stock dividend	(7,421)	(1,558)

Net earnings (loss) applicable to common shareholders (B)	$(1,891,136)	$1,455,786

Weighted average number of outstanding shares of common stock (C)	10,149,127	7,315,103

Diluted, weighted average number of outstanding shares of common stock and common stock equivalents (D)	10,149,127	8,333,313

Earnings (loss) per share:
Basic (B/C)	$(0.19)	$0.20

Diluted (A/D)	$(0.19)	$0.17

As of June 30, 2004, options to purchase 1,281,396 shares of common stock and warrants to purchase 1,457,729 shares of common stock were outstanding, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive. In addition, 1,550,000 shares of Series A Preferred Stock convertible into 516,667 shares of common stock, were also not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive. In June 2004, the holders of the Series B Preferred Stock exchanged their Series B Preferred Stock and accrued dividends into 104,294 shares of common stock, effective May 31, 2004. Prior to that date, the Series B Preferred Stock was convertible into 33,666 shares of common stock. Accordingly, as of June 30, 2004, there were no outstanding shares of Series B Preferred Stock, and no further shares of common stock into which it would be convertible.

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties

The Company’s securities were delisted from the Nasdaq Stock Market in 1999. The stock currently is quoted on the OTC Bulletin Board in the over-the-counter market under the symbol “PBME”.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150 (SFAS No. 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances), many of which were previously classified as equity. On October 29, 2003, the FASB voted to defer the provisions of paragraphs 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests. We adopted the non-deferred provisions of SFAS No. 150 effective July 1, 2003 which had no material impact on our financial position or results of operations. We do not anticipate that the adoption of these provisions will have a material impact on our financial position or results of operations.

3. Management’s Plans

The Company had a net loss in 2004. Although the Company had net earnings in 2003, it experienced a net loss from operations. The Company has historically experienced recurring losses from operations and has had cash flow shortages. While the Company currently has a positive working capital position, it has significant amounts of notes payable and other liabilities, and minimal stockholders’ equity. Historically, the Company has had deficiencies in working capital and stockholders’ equity and has had significant amounts of current and past due debt. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence for the near term. These steps include expansion of business development efforts, and raising $2.5 million in gross proceeds from a secured debt financing effective May 2004 and approximately $1.9 million in gross proceeds from a private placement of common stock that closed in March 2004. Prior, the Company also renegotiated contractual commitments with Transamerica Business Corporation and entered into a Loan and Security Agreement whereby the Company borrowed $250,000 through November 2003 (See Note 16).

Even after the aforementioned steps, the Company still has significant debts and claims that need to be settled. The Company will continue to review its operating and financial requirements and attempt to settle outstanding debts with cash generated from its operations, with stock, and/or with technology assets. There can be no assurance that the Company will be successful in these negotiations and may have to seek protection from creditors under the bankruptcy laws.

These financial statements have been prepared on a going concern basis and no potential adjustments that may be required as a result of a potential inability to continue as a going concern have been recorded.

4. Concentration of Credit Risk

One customer, Pfizer, Inc., individually accounted for approximately 36% and 76% of the Company’s total revenues in fiscal 2004 and 2003, respectively, and another customer, Procter & Gamble Pharmaceuticals, Inc., accounted for approximately 40% and 2%, respectively. Revenues from the Company’s five largest customers represented approximately 86% and 88% of total revenues in fiscal 2004 and fiscal 2003, respectively. As of June 30, 2004 and 2003, respectively, approximately 39% and 80% of the Company’s accounts receivable balance was from the two customers that collectively represented approximately 76% and 78% of the Company’s total revenues during fiscal 2004 and fiscal 2003.

5. Property and Equipment

Property and equipment consists of the following at June 30:

	2004	2003
Laboratory equipment	$714,027	$648,407
Computer equipment	169,938	156,609
Office furniture and equipment	63,539	63,539
Leasehold improvements	73,541	61,531

Total property and equipment	1,021,045	930,086
Less: accumulated depreciation and amortization	613,497	497,026

Net property and equipment	$407,548	$433,060

At June 30, 2004 and 2003, respectively, these amounts included assets under capital leases of $358,856 and $358,856, and related accumulated amortization of $179,727 and $119,030.

In December 2002, the Company wrote-off approximately $497,000 of fully-depreciated equipment.

6.	Accounts Payable and Accrued Liabilities

Accrued liabilities consist of the following at June 30:

	2004	2003
Accrued payroll and related payroll taxes	$86,974	$137,490
Accrued consulting expense (See Note 14)	95,000	100,000
Accrued vacation	78,884	74,650
Accrued commissions	91,902	55,313
Accrued board of directors fees	92,785	50,000
Accrued professional services	83,877	47,500
Accrued supply expense reimbursement under Saigene Management Agreement (See Note 14)	17,996	30,941
Accrued fees due to PBRF (See Note 14)	7,835	9,602
Other	92,733	58,282

	$647,986	$563,778

During fiscal 2003, the Company reassessed certain then existing liabilities which had been recorded in prior years. As a result of this review, for amounts that were believed to no longer be valid liabilities, the Company wrote off certain old accounts payable and accruals of approximately $206,000 and an old lease obligation of approximately $22,000. The write off of the accounts payable and lease obligation resulted in, and was recorded as, approximately $228,000 of other income in the year ended June 30, 2003.

7.	Capital Lease Obligations

The Company leases laboratory and other equipment under capital lease arrangements. The obligations under capital leases have interest rates ranging from approximately 7.5% to 11% and mature at various dates through 2008. Annual future minimum lease payments for years subsequent to June 30, 2003 are as follows:

2005	$62,253
2006	62,253
2007	62,253
2008	47,509
2009	7,112

Total minimum payments	241,380
Less: amount representing interest	(32,640)

Obligations under capital leases	208,740
Less: current portion	48,253

Long term portion	$160,487

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

Laurus Debt Investment

Effective May 28, 2004, the Company entered into a financing arrangement with Laurus Master Fund, Ltd., a New York City based investment fund (“Laurus”). The financing consisted of a $2.5 million secured convertible note with a term of three years. In connection with the financing, the Company also issued Laurus a warrant to purchase up to 681,818 shares of common stock at an exercise price of $1.25, exercisable at any time prior to May 28, 2011. The note bears interest at an initial rate equal to the prime rate (which was four percent (4%) as of June 30, 2004) plus two percent (2%) for a total of six percent (6%), subject to reduction on a month to month basis if certain specified conditions are met.

Under the terms of the note, the Company is obligated to make monthly payments of accrued interest beginning July 1, 2004 and, commencing December 1, 2004, monthly payments of principal in the amount of $83,333.33.

For any cash payments made on the note, the Company is required to pay an amount equal to 102% of the principal amount due. In addition, the Company can prepay the note at any time upon payment of an amount equal to 130% of the then-outstanding principal balance, plus accrued and unpaid interest.

Laurus has the option at any time to convert any or all of the outstanding principal and accrued and unpaid interest on the note into shares of common stock at an initial conversion price of $1.06 per share. In addition, for each monthly payment under the note, Laurus will be obligated to convert a portion of the monthly payment into common stock at the applicable conversion price, if certain specified conditions are met.

The initial note conversion price ($1.06 per share) is subject to certain anti-dilution adjustments, including full ratchet anti-dilution if the Company issues convertible or equity securities at a price per share less than the conversion price.

As security for the obligations to Laurus, the Company and each of its subsidiaries granted a blanket security interest in all of their respective assets to Laurus, and the Company entered into a stock pledge with Laurus for the capital stock in each of its subsidiaries. If an event of default occurs, as specified in the agreement, 130% of the unpaid principal balance on the note, plus accrued interest, shall become immediately due and Laurus shall be entitled to payment of a default interest rate of 1.5% per month on all amounts due under the note. In addition, Laurus will be entitled to specified remedies, including remedies under the Uniform Commercial Code.

The Company is obligated to register with the SEC for resale the shares of common stock that are issuable upon conversion of the note and upon exercise of the warrant. Under the registration rights agreement, the Company is obligated to (a) file a registration statement with the SEC on or before July 3, 2004 (which the Company did on June 29, 2004), and (b) use best efforts to have the registration statement declared effective not later than October 1, 2004. The Company will be required to maintain the effectiveness of the registration statement for up to three years from the closing date. If the Company fails to comply with the registration obligations, Laurus will be entitled to certain specified remedies, including monetary liquidated damages. In particular, for each 30 days (or such pro rated number of days) that the Company is out of compliance with the registration obligations, the Company will be subject to a liquidated damage assessment of 2% of the outstanding principal amount of the note.

In conjunction with the financing, the Company paid fees of $87,500 to the manager of Laurus, $29,500 for Laurus’ legal and due diligence expenses and $1,500 to the escrow agent. In addition, the Company paid placement agent fees of $75,000 to its broker, Source Capital Group, Inc. The Company recorded the aggregate of these fees of $193,500 as deferred financing costs, which is being amortized to general and administrative expenses over the life of the note. At June 30, 2004, the unamortized balance of the deferred financing costs was $188,125. The Company also recorded discounts to the secured convertible note of $683,962 and $573,266, respectively, representing the value of the beneficial conversion feature and value allocated to the 681,818 warrants. At June 30, 2004, of the total $1,257,228 initially recorded discounts, $21,746 had been amortized as interest expense, and $1,235,482 remained unamortized and will be amortized over the remaining life of the secured convertible note or upon earlier conversion, using the effective interest method. The balance due under the secured convertible note is shown net of the remaining unamortized discount on the accompanying balance sheet. The Company estimated the valuation of the beneficial conversion feature and the warrant for 681,818 shares in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, using the Black-Scholes pricing model and other assumptions deemed reasonable by management.

For any amounts of outstanding principal and accrued and unpaid interest owing on the note that are converted into shares of the Company’s common stock, the Company is also obligated to pay its broker additional placement agent fees of 4% of the amount converted, for maximum additional fees of up to $100,000. In addition, upon conversion of any amounts owing under the note, the Company is obligated to issue warrants for up to a maximum of 181,818 shares of common stock to its broker, in the amount of 8% of amounts converted, at an exercise price of $1.25 per share, exercisable for five years. Accordingly, as of May 28, 2004, the Company granted its broker such a warrant for 181,818 shares of common stock, to be exercisable only as and to the extent that principal and accrued interest under the note is converted into common stock. The warrant shall become vested and exercisable in the amount of 8% of the dollar amount of any principal and interest under the note that is converted into common stock, divided by $1.10.

Loan and Security Agreement with Franklin Funding

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

Note Payable to Related Party

The Company had the following note payable to a related party as of June 30:

	2004	2003
Promissory note to Saigene, original principle of $223,697, dated August 28, 2002, 8% interest, monthly payments of $10,000 including interest until paid in full	$22,183	$135,351

Less: Current Portion	22,183	123,576

	$—	$11,775

Other Notes Payable

The Company had the following other notes payable as of June 30:

	2004	2003
Secured Convertible Note Payable:
Secured convertible note to Laurus, secured by all assets, interest at prime plus 2% (subject to reduction upon specified conditions), monthly payments of $83,333 plus interest beginning December 1,2004, due May 1, 2007	$2,500,000	$—
Less: Unamortized fair value assigned to beneficial conversion feature and warrants	(1,235,482)	—
	1,264,518	—

Less: Current Portion	(278,982)	—

	$985,536	$—

Other Notes Payable:
Loan and security agreement, secured by specific equipment, 17.64% interest, monthly payments of $8,709, balloon payment of $30,000 due August 2006	$201,925	$—
Promissory note to prior landlord, secured by common stock held in escrow, 10% interest, quarterly payments of $25,000, due July 31, 2005 (See Note 13)	240,624	311,404
Promissory note to creditor, 9% interest, monthly payments of $4,000, balloon payment of $7,912 due December 2004	27,416	71,484
Note payable to Transamerica, secured by security interest in previously leased assets, 8% interest October 1, 2003 to February 28, 2004, 14.123% beginning March 1, 2004, monthly payments including interest of $2,000 through February 28, 2004 and $14,500 thereafter, due October 1, 2005	202,547	241,265
Demand notes payable, 18% interest, current monthly payments of interest only	13,000	18,935

	685,512	643,088

Less: Current Portion	349,002	172,392

	$336,510	$470,696

Aggregate maturities of notes payable (at face value, gross of the unamortized fair value assigned to beneficial conversion feature and warrants related to the secured convertible note financing with Laurus) are approximately as follows for the years ending June 30:

2005	$954,516
2006	1,298,362
2007	954,817
Thereafter	—

$3,207,695

9.	Preferred and Common Stock

Series A Preferred Stock

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

Series B Preferred Stock

In March through July 2003, the Company sold 33,666.66 shares of Series B, 8% convertible, cumulative redeemable $0.01 par value preferred stock at $3.00 per share (the “Series B Preferred Stock” or “Series B”) for total net proceeds of $72,920. The Series B Preferred Stock was convertible at the holders’ discretion on a one for one basis into Common Stock, and at the Company’s discretion beginning March 11, 2004 if the Company’s Common Stock were to trade for at least $5.00 per share for at least 10 trading days. In conjunction with the Series B offering, the placement agent received a $20,000 non-refundable advance against a non-accountable expense allowance of 2% of Series B Preferred Stock sold and a sales commission of 8% totaling $8,080. Pursuant to the terms of the offering, the placement agent received 3,366 warrants to purchase common stock at $3.00 per share, expiring January 31, 2005.

In May 2004, the Company offered to the holders of Series B preferred stock the opportunity to voluntarily convert all of their shares of Series B preferred stock, and all accrued and unpaid dividends thereon through May 31, 2004 (approximately $3,295), into shares of common stock. The conversion ratio was 3 shares of common stock for one share of Series B preferred stock, plus 1 share of common stock for each $1 in accrued and unpaid dividends. In June 2004, the holders of the Series B preferred stock accepted the Company’s conversion offer and canceled their Series B preferred stock and accrued and unpaid dividends in exchange for 104,294 shares of common stock, and approximately $1 in cash for payment of fractional shares. As of June 30, 2004, there were no shares of Series B preferred stock issued and outstanding.

Common Stock

In November 2003, the Company initiated a best efforts private placement of unregistered common stock through registered broker-dealers. Through the closing of the private placement in March 2004, the Company sold 3,846,000 shares of unregistered common stock and received gross proceeds of $1,923,000. In accordance with the terms of the private placement, the broker dealers receive a commission of 10% of the gross proceeds. Also, for every 10 shares of unregistered common stock sold, the broker dealers received a warrant covering one share of unregistered common stock at $0.60 per share expiring on December 31, 2006. Accordingly, the Company recorded broker dealer commissions of $192,300 and issued warrants covering 384,600 shares of unregistered common stock exercisable at $0.60 per share, and incurred $20,101 of legal expenses related to the private placement, which have been netted against gross proceeds of the private placement.

10.	Income Taxes

The income tax expense reconciled to the tax expense computed at the statutory rate were approximately as follows during the years ended June 30:

	2004	2003
Tax expense (benefit) computed at federal statutory rate	$(640,000)	$495,000
Permanent differences	2,000	2,000
Valuation allowance (tax benefit of recognizing prior year net operating loss carryforward)	638,000	(497,000)

	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are approximately as follows at June 30:

	2004	2003
Net deferred tax asset:
Net operating loss carryforward	$4,624,000	$4,183,000
Research and experimentation credit	324,000	324,000
Impairment of technology assets	162,000	—
Effect of stock option variable pricing	50,000	62,000
Accrued liabilities	55,000	44,000
Allowance for bad debts	8,000	8,000
Depreciation and amortization	67,000	31,000

	5,290,000	4,652,000
Less valuation allowance	(5,290,000)	(4,652,000)

	$—	$—

The net operating loss carryforward and valuation allowance for the year ended June 30, 2003 have been changed to properly reflect the effect of book to tax differences, primarily related to the reversal of technology license payable in fiscal 2003. Accordingly, as of June 30, 2003, both the net operating loss carryforward and valuation allowance were each increased by approximately $872,000 to approximately $4,183,000 and $4,652,000, respectively. The aforementioned change had no effect on the consolidated financial statements as of, and for the years ended June 30, 2004 and 2003.

At June 30, 2004, operating loss carryforwards of approximately $14 million expiring through 2024 are available to offset future taxable income. For financial reporting purposes, a valuation allowance of approximately $5,290,000 has been recognized to offset the deferred tax asset due to the uncertainty of future utilization of net operating loss carryforwards and realization of other deferred tax assets. For the year ended June 30, 2004, the valuation allowance was increased by approximately $638,000.

Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than 50% change in ownership). As a result of these provisions, utilization of the NOL and credit carryforwards may be limited.

11.	Stock Option Plan

1996 Stock Incentive Plan

In July 1996, the Company adopted a Stock Incentive Plan (the “Plan”) with 333,333 shares of common stock reserved for issuance under this Plan. In November 1997, the stockholders approved that the number of shares reserved for issuance would be increased to 666,667. On September 17, 2003, the Company’s Board of Directors approved an amendment to the Plan to increase the number of shares of common stock authorized for issuance under the Plan to 1,800,000 shares (the “Amendment”), subject to stockholder approval. On September 25, 2003, the holder of a majority of the voting rights represented by the Company’s outstanding common stock executed a written consent approving the Amendment.

Options granted under the Plan may be either incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code, or nonqualified options. The Company may also award stock appreciation rights, restricted stock, performance shares, loans or tax offset payments. The option price of each incentive stock option granted shall not be less than the fair value of the underlying common stock, and will expire no later than ten years following the date of grant. With respect to nonqualified options, the exercise price and term will be determined at the discretion of the Board. However, the exercise price will not be less than 85% of the fair value of the underlying stock, and the term will not exceed a period of ten years. The options generally vest over a range of immediately to five years. As of June 30, 2004, 486,940 shares of common stock remained available for future grant under the Plan.

In November 2003, the Compensation Committee of the Board of Directors recommended and the Board of Directors ratified a compensation program for outside Directors of the Company (the “Director Compensation Program”) covering the period from August 2002 to September 30, 2003. In conjunction with the Director Compensation Program, on November 12, 2003, the Board of Directors granted to each of the Company’s three outside directors stock options for 10,000 shares of common stock at an exercise price of $0.8075 per share, and one Director elected to receive payment of 30,761 shares of common stock at $0.8075 per share in lieu of cash. As of November 12, 2003, the closing market value of the Company’s common stock was $0.85 per share, while the strike price of the options granted of $0.8075 was determined in consideration of the market value of the common stock over the prior service period. The Company recorded $2,582 of expense related to the granting of the 60,761 options at $0.0425 per share below market value.

On May 3, 2002, the Board of Directors voted to reduce the exercise price of all then outstanding options to $0.06 per share. No initial expense was recognized on this repricing, as the new exercise price equaled the market value of the Company’s stock on that date. For the periods ended June 30, 2004 and 2003, in accordance with accounting for options under variable pricing rules, the Company recognized approximately $35,000 and $(181,000), respectively, in compensation income (expense) representing the decrease (increase) in the market price of the Company’s common shares to $1.03 and $1.40 per share. The Company will recognize compensation expense in the future for all outstanding repriced stock options if the market value of the common stock increases, and will recognize income if the market value decreases.

The following is a summary of the activity in the Plan for the years ended June 30, 2004 and 2003:

	Shares Under Option
	Number	Weighted Average	Weighted Average
	Of	Exercise Price per	Fair Value of
	Shares	share	Options Granted
Options outstanding at June 30, 2002	203,529	$0.06

Granted	183,917	0.51	$0.51
Exercised	(75,139)	0.06
Terminated	(31,196)	0.06

Options outstanding at June 30, 2003	281,111	0.35
Granted	1,086,340	0.81	$0.81
Exercised	(31,664)	0.06
Terminated	(54,391)	0.06

Options outstanding at June 30, 2004	1,281,396	$0.77

The weighted average contractual life remaining of options outstanding at June 30, 2004 is approximately 9.3 years. In August 2003, in conjunction with deferred compensation agreements with senior executives, the Company granted 183,917 stock options and 117,624 warrants to purchase common stock at $0.51 per share which expire in August 2012.

As of June 30, 2004, outstanding options had exercise periods which expired over the following time periods:

		Weighted Average Remaining Life
Exercise Price	Number Outstanding	(in years)	Number Exercisable
$ 0.06	11,139	1.1	11,139
$ 0.51	183,917	8.4	183,917
$0.8075	60,761	9.6	60,761
$ 0.81	1,010,579	9.8	318,622
$ 0.90	6,000	9.6	6,000
$ 1.01	3,000	9.8	3,000
$ 1.75	6,000	9.6	6,000

	1,281,396	9.5	589,439

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

In January 1999, the principals of the landlord of the Company’s previously occupied Lake Forest facility advanced the Company $15,000 and received 15,000 warrants related to the advance. Each warrant entitled the holder to purchase one share of the Company’s common stock at an exercise price of $1.005. The warrants expired on March 13, 2004. A discount of approximately $23,400 was recorded for the value of the warrants.

In March 1999, a bank lender was issued 31,008 warrants in conjunction with a previous credit agreement. Each warrant entitled the holder to purchase one share of the Company’s common stock at an exercise price of $0.8062. In conjunction with anti-dilution provisions of the warrants (as triggered by the November 1999 repricing of warrants to an institutional lender discussed below), these warrants were replaced with like warrants to purchase 139,536 shares of common stock at $0.1875 per share. The warrants expired on March 13, 2004. A discount of $26,047 was recorded for the value of the warrants.

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

In August 2002, in connection with the Asset Purchase Agreement, the Company converted deferred compensation notes, deferred compensation liabilities and other accrued compensation due to senior executives and other current and former employees into 117,624 warrants and 183,917 options to purchase shares of Common Stock (see Note 14 – Related Party Transactions – Deferred Compensation Agreements with Senior Executives). Each warrant and option entitled the holder to purchase one share of the Company’s common stock at an exercise price of $0.51. The warrants expired on March 13, 2004.

In July 31, 2003, in connection with the sale and issuance of our Series B preferred stock (see Note 9 – Preferred and Common Stock – Series B Preferred Stock) the Company granted our placement agent warrants to purchase 3,366 shares of common stock at an exercise price of $3.00 per share, expiring January 31, 2005. No discount was recorded for the value of the warrants because the amount was not material.

In August 2003, in connection with a Loan and Security Agreement, the Company granted warrants to Franklin Funding to purchase 25,000 shares of common stock, consisting of warrants for 5,000 shares at $1.10 per share, 5,000 shares at $1.00 per share, 10,000 shares at $0.95 per share, and 5,000 shares at $0.85 per share (see Note 8 –

Notes Payable – Loan and Security Agreement). No discount was recorded for the value of the warrants because the estimated fair value would not have been material to the financial statements taken as a whole. The warrants expire at the rate of 5,000 shares on each of August 13, August 18, September 2, November 1 and November 14, 2013.

In March 2004, in connection with a private placement of common stock, the Company granted warrants to the placement agents covering 384,600 shares of unregistered common stock at $0.60 per share (see Note 9 – Preferred and Common Stock – Common Stock). The warrants expire on December 31, 2006.

In June 2004, in connection with a $2.5 million secured convertible note, the Company granted the lender a warrant to purchase up to 681,818 shares of common stock at an exercise price of $1.25 per share, exercisable at any time prior to May 28, 2011. In addition, we issued to our broker a five-year warrant, exercisable as and to the extent that any amounts owing under the convertible note are converted into common stock, for up to 181,818 shares of common stock at an exercise price of $1.25 per share (see Note 8 – Notes Payable – Laurus Debt Investment).

The following is a summary of outstanding warrants as of June 30, 2004 and 2003:

		Weighted Average
	Exercise Price	Exercise Price
	per Share	per Share	Number
Warrants outstanding at June 30, 2003	$0.1875 - $1.005	$0.34	339,472

Warrants outstanding at June 30, 2004	$0.1875 - $3.00	$0.97	1,457,728

Included in the 1,457,728 outstanding warrants at June 30, 2004 are warrants to purchase 181,818 shares of common stock which have been issued, but are not currently exercisable as described above.

13. Commitments and Contingencies

Operating Leases

The Company has entered into non-cancelable operating leases for office facilities. Under these leases, the Company is responsible for its proportionate share of real estate taxes, insurance and common area maintenance costs. Rent expense was $256,997 and $253,292 for the years ended June 30, 2004 and 2003, respectively.

Future minimum lease payments are as follows:

Year Ended June 30,
2005	240,575
2006	225,264
2007	231,192
2008	78,052

$775,083

Promissory Note to Prior Landlord

In May 2003, the Company’s prior landlord, the Company, and Saigene entered into a settlement agreement confirming amounts due the prior landlord (including attorneys’ fees of $20,541) of $320,315 as of May 31, 2003, and granting the landlord 16,667 shares of Common Stock. Under the terms of the settlement agreement, the Company and Saigene jointly and severally entered into a promissory note dated May 31, 2003 to the landlord for $320,315, providing for an initial payment of $10,000 by June 30, 2003, and quarterly payments of $25,000 thereafter until the promissory note is paid in full. The promissory note bears interest at 10% and provides that all amounts due under the promissory note shall be paid no later than the first to occur of: an equity funding by either Saigene or the Company of at least $4 million; sale of the Company’s laboratory; sale of PBI-WA; or, July 31, 2005. In conjunction with the promissory note and settlement agreement, and to secure performance thereunder, the Company also entered into an escrow agreement, providing for 666,666 shares of the Company’s common stock to be held in escrow for the benefit of the landlord. The shares held in escrow will be released to the Company for cancellation at the rate of 83,333 for each calendar quarter that the landlord receives at least $50,000 in payment under the terms of the promissory note. Upon payment of the promissory note in full, all remaining shares will be returned to the Company. As of June 30, 2004, the balance of the promissory note was $240,624 and the Company had made payments sufficient to release 83,333 of escrow shares to the Company, which shares have been cancelled and are no longer outstanding.

Reversal of Technology License Payable in Fiscal 2003

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

14. Related Party Transactions

Asset Purchase Transaction

On June 27, 2002, the Company, and its wholly-owned subsidiary, PBI-WA, entered into an Asset Purchase Agreement, as amended by Amendment Number One to Asset Purchase Agreement, dated as of August 28, 2002 (collectively, the “Asset Purchase Agreement”) with Saigene Corporation, a Delaware corporation (“Saigene”), providing for the purchase by PBI-WA of certain technology, intellectual property and equipment assets in connection with certain DNA amplification and cell viability and related technologies and processes. On August 28, 2002, pursuant to the Asset Purchase Agreement, as consideration for the purchased assets, the Company issued to Saigene 6,541,430 shares, and to certain of Saigene’s designees an additional 458,570 shares, of the Company’s common stock, par value $.01 per share. Of the shares issued to Saigene, 333,333 shares were held in escrow in the event that the Company was required to satisfy certain anti-dilution protections granted to one of Saigene’s designees (the “Anti-Dilution shares”), and 333,333 shares were held in escrow in the event that the Company incurred any liabilities with respect to any of Saigene’s creditors that had not consented to the purchase transaction (the “Saigene Creditor shares”). In accordance with the terms of the respective escrow agreements, the Anti-Dilution shares were released back to Saigene as of August 28, 2003, as the anti-dilution provisions were not triggered, and the Saigene Creditor shares were released back to Saigene as of August 28, 2004, without any such creditor liabilities having been incurred by the Company. Additionally, PBI-WA issued two promissory notes in favor of Saigene (and guaranteed by the Company) in the principal amounts of $223,697 and $219,109, respectively. The first note, which has a remaining principal balance of $22,183 at June 30, 2004, is payable at the rate of $10,000 per month and bears interest at the rate of 8% per annum until fully paid; provided, however, that in the event the Company obtains equity financing in the minimum amount of $6 million, then this note will become immediately due and payable. The second note matured in 12 months and bore interest at the annual rate of 12% per annum, however, this second note, along with $9,721 of accrued interest, was subsequently forgiven by Saigene as part of a

December 2002 contribution toward the development and commercialization of certain technologies discussed below. Upon consummation of the transactions contemplated in the Asset Purchase Agreement, Saigene owned approximately 77% of the Common Stock of the Company.

In connection with the asset purchase transaction, PBI-WA and Saigene executed an Option Agreement whereby PBI-WA may purchase certain additional assets of Saigene (the “Option Assets”) in exchange for, at PBI-WA’s election, either $5,147,118 in cash or the issuance by the Company of an additional 1,715,706 shares of Common Stock and the assumption of certain additional liabilities associated with such transferred assets. The Company’s option under the Option Agreement expires on August 28, 2003, extended by one day for each day that Saigene allows certain encumbrances to remain on the Option Assets subsequent to October 31, 2002. As of September 2004, the encumbrances were still on the Option Assets.

Further, in connection with the consummation of the transactions contemplated by the Asset Purchase Agreement, (1) the parties executed an amendment to the Management Agreement dated September 15, 1999 (the “Management Agreement”), whereby Saigene will continue to operate the PBI-WA laboratory in exchange for monthly payments by the Company to Saigene equal to $90,000, which arrangement may be terminated by either the Company or Saigene upon 30 days prior written notice, and which arrangement was amended as of June 18, 2003 to reduce the management fee to $70,000 per month effective July 1, 2003, amended February 1, 2004 to reduce the management fee to $40,000 per month effective February 1, 2004, amended as of May 11, 2004 to reduce the management fee to $20,000 per month effective June 15, 2004, and amended subsequent to yearend (as of July 22, 2004) to terminate the management agreement effective August 31, 2004; (2) the Purchase Agreement dated June 22, 2000, relating to the purchase by Saigene of the laboratory operations of PBI-WA was terminated; (3) the holders of the Company’s Series A Convertible Preferred Stock, par value $0.01 per share, consented to an amendment of the Certificate of Designation with respect to the rights and preferences of the Preferred Stock and converted all accrued dividends thereon into an aggregate of 150,000 shares of Common Stock; (4) the Company entered into consulting arrangements with Paul Kanan and Terry Giles; (5) the Company converted $933,472 of deferred compensation and notes payable to warrants and options to purchase an aggregate of 301,541 shares of Common Stock; and (6) each of Saigene, Paul Kanan, Terry Giles and Burkhalter, Michaels, Kessler & George, LLP, agreed, for a period of one year, not to sell any Company securities, except at a price per share equal to or greater than $3.00, in a private transaction, in a transaction solely for estate planning, or, in the event the Company completes a private financing, at a per share price equal to or greater than the per share price set forth in such private financing.

On December 19, 2002, toward the development and commercialization of certain technologies acquired by the Company from Saigene in connection with the Asset Purchase Agreement, Saigene entered into an agreement with the Company in which Saigene: (i) executed a promissory note in the principal amount of $200,000 in favor of the Company payable on or before September 30, 2003, at Saigene’s election, either in cash or by the tender of shares of common stock of the Company currently held in Saigene’s name at an attributed value equal to the greater of $3.00 per share or the average trading price of our common stock over a five day period (which promissory note and accrued interest was repaid in September 2003 by tender of 72,072 shares of the Company’s common stock and $2 in cash), (ii) forgave a creditor obligation assumed by the Company from Saigene pursuant to the Asset Purchase Agreement in the aggregate amount of approximately $229,000, (iii) settled a credit obligation in the aggregate amount of approximately $150,000, and (iv) surrendered to the Company for cancellation 10,000 shares of Company common stock that had been held in Saigene’s name. As a result of the December 19, 2002 agreement, an adjustment to decrease the value of the acquired technology assets in the approximate amount of $430,000 was recorded.

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

Consulting Agreements

On August 28, 2002, in connection with the Asset Purchase Agreement, the Company entered into a consulting agreement with Terry M. Giles, a former director of the Company and greater than 5% stockholder. Pursuant to the consulting agreement, the Company agreed to engage Mr. Giles as a consultant and to pay Mr. Giles compensation of $10,000 per month until the conversion of Mr. Giles shares of Series A Preferred Stock into Common Stock, and until such shares are either (a) registered pursuant to an effective registration statement, or (b) deemed tradable pursuant to Rule 144. Pursuant to the consulting agreement, the first year’s payments (totaling $120,000) will be accrued, and paid over the following four years (i.e., an additional $2,500 per month over 48 months beginning September 2003), with any accrued amounts due being payable upon termination of the consulting agreement, if terminated earlier than 60 months. As of June 30, 2004, accrued expenses and accounts payable included $132,154 related to this consulting agreement.

On August 28, 2002, in connection with the Asset Purchase Agreement, the Company entered into a consulting agreement with Paul G. Kanan, a director and former officer of the Company. Pursuant to the consulting agreement, the Company agreed to engage Mr. Kanan as a consultant for a period of 12 months beginning September 1, 2002, and to pay Mr. Kanan $3,000 per month. The consulting arrangement was extended on a month-to-month basis for up to 12 additional months until such time as the shares of Common Stock held by Mr. Kanan have been registered for resale pursuant to an effective registration statement filed with the SEC. The consulting agreement was not extended beyond the additional 12 months, and expired on August 31, 2004. As of June 30, 2004, $27,000 was included in accounts payable as owing to Mr. Kanan under this consulting arrangement.

Co-Maker Notes Payable

In September 2001 and November 2001, respectively, the Company was named as a co-maker with Saigene on promissory notes for $150,000 and $100,000. In December 2002, in conjunction the Investment Agreement between Saigene and the Company, Saigene assumed all liabilities of the Company under these notes. These notes payable are not recorded on the Company’s financial statements as of June 30, 2004, however, the Company may have a contingent liability on these notes should Saigene not make required payments thereunder. (See Note 14 – Related Party Transactions – Asset Purchase Transaction)

Deferred Compensation Agreements with Senior Executives

The Company had entered into deferred compensation agreements with four of its senior executives. The agreements provided that a specified portion of their salaries (from prior to fiscal 2002) be deferred until they elected to receive the deferred amount. During prior years, certain deferred compensation amounts had been converted to promissory notes bearing annual interest at 7% and payable on demand. These notes were included with Notes Payable to Related Parties in prior years on the accompanying consolidated balance sheet and, with accrued interest totaled $552,171 as of June 30, 2002. The Company made no interest payments on these amounts since September of 1998. Additional deferred compensation, not converted to notes, of $295,368 to senior executives and other current and former employees was also due as of June 30, 2002. On August 28, 2002, in connection with the Asset Purchase Agreement, the Company converted all deferred compensation notes, deferred compensation liabilities, and $85,933 of other accrued compensation into warrants and options to purchase an aggregate of 301,541 shares of Common Stock. (see Note 14 – Related Party Transactions – Asset Purchase Transaction).

Pacific Biometrics Research Foundation

The Company is affiliated with Pacific Biometrics Research Foundation (“PBRF”), one of five laboratories in the CDC (Centers for Disease Control) /NHLBI sponsored Cholesterol Reference Method Laboratory Network. PBRF is organized as a non-profit organization corporation under Section 501(c)(3) of the Internal Revenue Code. The Company provides laboratory testing services, invoicing and collection services in connection with PBRF’s service offerings. In consideration for this arrangement, the Company receives 85% of the revenues generated through the testing services offered by PBRF. For the fiscal years ended June 30, 2004 and 2003, the Company recorded approximately $37,000 and $60,000, respectively, in revenues related to services provided for PBRF. As of June 30, 2004 and 2003, the Company had approximately $9,600 and $40,000, respectively, in accounts receivable from PBRF.

15. Retirement Plan

The Company has a 401(k) Plan, which had fallen out of compliance with the Internal Revenue Service (the “IRS”) due to prior year filing delinquencies. During fiscal 2004, the Company engaged a consultant to assist in regaining compliance through the IRS Delinquent Filer Voluntary Compliance Program (the “DFVCP”) and filed the returns which had been delinquent. The Company believes that it is now in compliance with the IRS reporting regulations, and, under the DFVCP, will incur no additional material expenses associated with late filings. The Company made no matching contributions to the 401(k) Plan during fiscal 2004 or 2003.