Form 10QSB
period 2004-09-30
PACIFIC BIOMETRICS INC
filed 2004-11-15
CIK 1020475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------


                                   FORM 10-QSB



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period Ended September 30, 2004


    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Transition Period From __________ to __________


                         Commission File Number 0-21537





                            PACIFIC BIOMETRICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                             93-1211114
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)



      220 WEST HARRISON STREET
      SEATTLE, WASHINGTON 98119                          (206) 298-0068
--------------------------------------------------------------------------------
(Address of principal executive office)          (Registrant's telephone number,
                                                       including area code)




Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past
90 days.                                                       Yes [X]    No [_]

As of November 12, 2004, the issuer had 13,048,820 shares of common stock outstanding.

Transitional Small Business Disclosure Format:                 Yes [_]    No [X]

================================================================================

                            PACIFIC BIOMETRICS, INC.

                              INDEX TO FORM 10-QSB



                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 2004
         (unaudited) and June 30, 2004 (audited)............................   3

         Consolidated Statements of Operations for the three
         months ended September 30, 2004 and 2003 (unaudited)...............   4

         Consolidated Statements of Cash Flows for the three
         months ended September 30, 2004 and 2003 (unaudited)...............   5

         Notes to Consolidated Financial Statements (unaudited).............   6


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................  10


ITEM 3 - CONTROLS AND PROCEDURES............................................  19




PART II - OTHER INFORMATION


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS..........................  19


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...................................  20





SIGNATURES..................................................................  20

                            PACIFIC BIOMETRICS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                       SEPTEMBER 30,      JUNE 30,
                                     ASSETS                                2004             2004
                                                                        (unaudited)       (audited)
                                                                       ------------     ------------
Current assets:
    Cash and cash equivalents                                          $  1,974,676     $  2,941,014
    Accounts receivable, net of allowance for doubtful accounts
        of $22,100 and $22,100, respectively                                345,073          367,449
    Inventories                                                              23,390               --
    Prepaid expenses and other assets                                       174,975           78,999
    Deferred financing cost on secured convertible note -
        current portion                                                      64,500           64,500
                                                                       ------------     ------------
          Total current assets                                            2,582,614        3,451,962

Property and equipment, net                                                 443,764          407,548

Other assets:
    Deferred financing cost on secured convertible note -
        long-term portion                                                   107,500          123,625
    Restricted cash                                                          71,486           71,395
                                                                       ------------     ------------
          Total assets                                                 $  3,205,364     $  4,054,530
                                                                       ============     ============

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
    Accounts payable                                                   $    379,256     $    479,446
    Accrued liabilities                                                     793,449          647,986
    Advances from customers                                                 201,035          210,922
    Capital lease obligation - current portion                               49,162           48,253
    Note payable to related parties - current portion                            --           22,183
    Secured convertible note - current portion, net of
        unamortized fair value assigned to beneficial conversion
        feature and warrants of $331,980 and $304,349, respectively         251,351          278,982
    Other notes payable - current portion                                   467,720          349,002
                                                                       ------------     ------------
          Total current liabilities                                       2,141,973        2,036,774

Capital lease obligations - long term portion                               147,850          160,487
Secured convertible note - long-term portion, net of unamortized fair value assigned to beneficial conversion feature and
    warrants of $836,820 and $931,133, respectively                       1,079,849          985,536
Other notes payable - long term portion                                     132,321          336,510
                                                                       ------------     ------------
          Total liabilities                                               3,501,993        3,519,307
                                                                       ------------     ------------

Stockholders' (deficit) equity:
    Preferred stock, $0.01 par value, 5,000,000 shares authorized
        Series A preferred stock, 1,550,000 shares designated,
          1,550,000 shares issued and outstanding, liquidation
          preference of $2.00 per share, aggregating $3,100,000              15,500           15,500
        Series B preferred stock, 1,666,667 shares designated,
          no shares issued and outstanding                                       --               --
    Commonstock, $0.01 par value, 30,000,000 shares authorized
        Issued and outstanding 13,048,820 shares at September 30,
          2004 and 13,048,820 at June 30, 2004                              302,214          302,214
    Additional paid-in capital                                           23,335,770       23,338,016
    Accumulated deficit                                                 (23,948,690)     (23,119,084)
    Treasury stock                                                           (1,423)          (1,423)
                                                                       ------------     ------------
          Total stockholders' (deficit) equity                             (296,629)         535,223
                                                                       ------------     ------------
          Total liabilities and stockholders' (deficit) equity         $  3,205,364     $  4,054,530
                                                                       ============     ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                            -----------------------------
                                                                2004             2003
                                                            ------------     ------------
Revenues                                                    $    434,741     $  2,300,222
                                                            ------------     ------------

Laboratory expenses and cost of sales                            409,526        1,294,103
                                                            ------------     ------------
    Gross margin                                                  25,215        1,006,119

Operating expenses:
    Selling, general and administrative                          715,031          862,205
    Research and product development                               6,304           38,239
                                                            ------------     ------------

Operating income (loss)                                         (696,120)         105,675
                                                            ------------     ------------

Other income (expense):
    Interest expense                                            (135,410)         (31,101)
    Interest income                                                   91           16,300
    Other income                                                   1,833              235
Loss on settlement of note receivable from related party              --          (72,072)
                                                            ------------     ------------
                                                                (133,486)         (86,638)

Net earnings (loss) before tax expense                          (829,606)          19,037
                                                            ------------     ------------

Tax expense                                                           --               --
                                                            ------------     ------------

Net earnings (loss)                                         $   (829,606)    $     19,037
                                                            ============     ============

Preferred stock dividend                                              --           (2,034)
                                                            ------------     ------------

Net earnings (loss) applicable to common stockholders       $   (829,606)          17,003
                                                            ============     ============

Net earnings (loss) per share:
    Basic earnings (loss) per share                         $      (0.07)    $       0.00
                                                            ============     ============
    Diluted earnings (loss) per share                       $      (0.07)    $       0.00
                                                            ============     ============

Weighted average common shares outstanding:
    Basic                                                     12,465,487        8,551,792
                                                            ============     ============
    Diluted                                                   12,465,487        9,575,282
                                                            ============     ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                            -----------------------------
                                                                                                2004             2003
                                                                                            ------------     ------------
Cash flows from operating activities:
    Net earnings (loss)                                                                     $   (829,606)    $     19,037

    Reconciliation of net earnings (loss) to net cash provided by (used in)
    operating activities:
       Depreciation and amortization                                                              37,964           28,452
       Amortization of fair value assigned to beneficial conversion feature and warrants          66,682               --
       Amortization of deferred financing costs on secured convertible note                       16,125               --
       Interest income on note receivable from related party settled by common stock                  --          (16,218)
       Loss on settlement of note receivable from related party                                       --           72,072
       Compensation expense (income) from fair value adjustment to options                        (2,246)           8,928
       Changes in assets and liabilities:
          Accounts receivable, net                                                                22,376         (162,539)
          Inventories                                                                            (23,390)         158,104
          Prepaid expenses and other assets                                                      (95,976)        (108,427)
          Advances from customers                                                                 (9,887)        (257,543)
          Accounts payable                                                                      (100,190)         442,312
          Accrued liabilities                                                                    145,463          179,242
                                                                                            ------------     ------------
             Net cash (used in) provided by operating activities                                (772,685)         363,420
                                                                                            ------------     ------------
Cash flows from investing activities:
    Purchases of capital equipment                                                               (74,180)         (26,717)
                                                                                            ------------     ------------
             Net cash used in investing activities                                               (74,180)         (26,717)
                                                                                            ------------     ------------
Cash flows from financing activities:
    Payments on notes payable                                                                    (85,471)         (36,949)
    Payments on notes payable to related parties                                                 (22,183)         (27,307)
    Transfer to restricted cash                                                                      (91)             (81)
    Net proceeds from loan and security agreement                                                     --          150,000
    Payments on capital lease obligations                                                        (11,728)         (17,720)
                                                                                            ------------     ------------
             Net cash (used in) provided by financing activities                                (119,473)          67,943
                                                                                            ------------     ------------

Net (decrease) increase in cash and cash equivalents                                            (966,338)         404,646
Cash and cash equivalents, beginning of period                                                 2,941,014          440,326
                                                                                            ------------     ------------
Cash and cash equivalents, end of period                                                    $  1,974,676     $    844,972
                                                                                            ============     ============
Cash paid during the period for interest                                                    $     54,745     $     19,758
                                                                                            ============     ============
Non-Cash Activities
    Preferred stock dividends accrued                                                       $         --     $      2,034
    Note receivable from related party settled by common stock                                        --          200,000
    Shares released from escrow under restructure agreement with prior landlord                       --              833

                   The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.   ORGANIZATION AND BASIS OF PRESENTATION

Pacific Biometrics, Inc., a Delaware corporation ("PBI" or the "Company"), provides specialty reference laboratory services to the pharmaceutical and diagnostics industries. The Company was incorporated in Delaware in May 1996. The Company conducts its business primarily through its wholly owned subsidiary, Pacific Biometrics, Inc., a Washington corporation ("PBI-WA"). The Company's two other wholly owned subsidiaries are PBI Technology, Inc., a Washington corporation, and BioQuant, Inc., a Michigan corporation. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of Pacific Biometrics, Inc. and notes thereto, for its fiscal year ended June 30, 2004.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK-BASED COMPENSATION

The Company has a stock-based employee compensation plan. The Company applies APB Opinion 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations in accounting for its plan. The Company has adopted the disclosure-only provisions of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." Had compensation cost been determined based on the fair value of stock options granted in a manner consistent with the method promulgated by SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts below for the three months ended September 30:

                                                        2004            2003
                                                    ------------    ------------
     Net earnings (loss) as reported                $   (829,606)   $     19,037
     Add: Total stock-based employee compensation
          awards, net of related tax benefits            (68,959)             --
                                                    ------------    ------------
     Pro forma net earnings (loss)                  $   (898,565)   $     19,037
                                                    ============    ============
     Net earnings (loss) per share:
               Basic - as reported                  $      (0.07)   $       0.00
                                                    ============    ============
               Diluted - as reported                $      (0.07)   $       0.00
                                                    ============    ============
               Basic - pro forma                    $      (0.07)   $       0.00
                                                    ============    ============
               Diluted - pro forma                  $      (0.07)   $       0.00
                                                    ============    ============

VARIABLE ACCOUNTING

On May 3, 2002, the Board of Directors voted to reduce the exercise price of all then outstanding options to $0.06 per share. No initial expense was recognized on this repricing, as the new exercise price equaled the market value of the Company's stock on that date. As of September 30, 2004 and 2003, respectively, 7,902 and 47,806 of these options remained outstanding. For the quarters ended September 30, 2004 and 2003, in accordance with accounting for options under variable pricing rules, the Company recognized approximately $2,200 and $(9,000), respectively, in compensation income (expense) representing the decrease (increase) in the market price of the Company's common shares to $0.84 and $2.00 per share. The Company will recognize compensation expense in the future for all outstanding repriced stock options if the market value of the common stock increases, and will recognize compensation income if the market value decreases.

BENEFICIAL CONVERSION FEATURE

In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 98-5 and FASB EITF No. 00-27, using the relative fair value method of Accounting Principles Board Opinion 14 ("APB 14"), the Company recorded a beneficial conversion feature (BCF) related to the issuance of convertible debt that has conversion features at fixed rates that are in-the-money when issued and recorded the value allocated to warrants issued with those instruments. The BCF for the convertible instrument and value allocated to warrants are measured and recognized by allocating a portion of the proceeds to additional paid-in capital with an offset to the discount on the convertible instrument.

For convertible debt and related warrants, the recorded discount is amortized as interest expense using the effective interest method over the life of the debt. For the quarter ended September 30, 2004, the Company amortized $66,682 associated with the secured convertible note, leaving an unamortized balance of $1,168,800. There was no comparable amortization charge in the quarter ended September 30, 2003.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options that have vested or will vest within 60 days of September 30, 2004 and warrants using the "treasury stock" method and the effect of preferred stock on an as-converted basis. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding and does not include the effect of dilution from outstanding stock options that have vested or will vest within 60 days of September 30, 2004 and warrants using the "treasury stock" method and the effect of preferred stock on an as-converted basis. All per share calculations exclude treasury shares and shares held in trust as security for a note payable. Net earnings (loss) applicable to common stockholders includes cumulative dividends on the Series B Preferred Stock of $0 and $2,034, respectively, for the three months ended September 30, 2004 and 2003, with the Series B Preferred Stock having all been converted into common stock, and no longer outstanding and subject to dividends subsequent to May 31, 2004.

The components of basic and diluted earnings (loss) per share were as follows for the three-month periods ended September 30:

                                                        2004           2003
                                                    ------------   ------------
     Net earnings (loss) (A)                        $   (829,606)  $     19,037
     Preferred stock dividend                                 --         (2,034)
                                                    ------------   ------------
     Net earnings (loss) applicable to common
               stockholders (B)                     $   (829,606)  $     17,003
                                                    ============   ============
     Weighted average number of outstanding shares
               of common stock (C)                    12,465,487      8,551,792
                                                    ============   ============
     Weighted average number of outstanding shares
               of common stock and common stock
               equivalents (D)                        12,465,487      9,575,282
                                                    ============   ============
     Earnings (loss) per share:
               Basic (B/C)                          $      (0.07)  $       0.00
                                                    ============   ============
               Diluted (A/D)                        $      (0.07)  $       0.00
                                                    ============   ============

Due to the Company's net loss for the quarter ended September 30, 2004, common stock equivalents related to the Company's a) in-the-money, vested options, b) in-the-money warrants, and c) convertible preferred stock were not used in the computation of diluted loss per share because the effect would be anti-dilutive. As of September 30, 2004, the Company's common stock equivalents included: a) in-the-money, vested options to purchase 629,793 shares of common stock; b) in-the-money warrants to purchase 58,727 shares of common stock; and c) 1,550,000 shares of Series A Preferred Stock convertible into 516,667 shares of common stock. In June 2004, the holders of the Series B Preferred Stock exchanged all their Series B Preferred Stock plus accrued dividends for 104,294 shares of common stock, effective May 31, 2004. Prior to that date, the Series B Preferred Stock was convertible into 33,666 shares of common stock. Accordingly, as of September 30, 2004, there were no outstanding shares of Series B Preferred Stock.

As of September 30, 2003, options to purchase 231,723 shares of common stock and warrants to purchase 357,839 shares of common stock were outstanding, of which 231,723 and 354,473, respectively, were included in the computation of diluted earnings per share after giving effect to the treasury stock method. In addition, 1,550,000 shares of Series A Preferred Stock and 33,666.66 shares of Series B Preferred Stock convertible into 516,667 and 33,666 shares of common stock, respectively, were also included in the computation of diluted earnings per share.


3.   MANAGEMENT'S PLANS

The Company had a net loss for the quarter ended September 30, 2004 and for the fiscal year ended June 30, 2004. Although the Company had net earnings in fiscal 2003, it experienced a net loss from operations. The Company has historically experienced recurring losses from operations and has had cash flow shortages. While the Company currently has a positive working capital position of $440,641, it has significant amounts of secured convertible debt and notes payable of $1,931,241 and other liabilities of $1,570,752, and stockholders' deficit of $296,629. Historically, the Company has had deficiencies in working capital and stockholders' equity and has had significant amounts of current and past due debt and payables. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence for the near term. The Company's business is historically driven by its business development efforts, mostly directed at pharmaceutical companies and Contract Research Organization vendors. The Company's sales, marketing and business development representatives are continuing to meet with key, high level decision-makers at key pharmaceutical clients. In addition, in October 2004, the Company hired a new vice president of Business Development to focus on companies east of the Mississippi, including biotechnology companies that historically have not made up a significant proportion of the Company's revenues. The Company is also in the process of recruiting a senior level executive who will be responsible for developing and implementing a comprehensive sales, marketing and business development plan. Finally, the Company continues discussions with several significant contract research organizations regarding potential strategic transaction or partnership transactions.

In addition to these business development efforts, the Company is embarking on an operations plan to enhance its information technology, streamline its operations, and improve its infrastructure. Initial efforts will include improvement of the Company's information technology platform and recruitment of a Chief Operating Officer. To remain competitive in the supply of its laboratory services, it is critical that the Company have a sophisticated information system to service its clients and monitor its internal operations.

In an attempt to realize net income related to its technology assets, effective September 30, 2004, the Company signed an engagement agreement with Utek Corporation, a public company listed on the American Stock Exchange. The engagement calls for Utek to identify one or more licensing, royalty or asset sale opportunities for some or all of the technology assets held in the Company's subsidiary, PBI Technology, Inc. Should Utek identify a potential licensing, royalty or asset sale opportunity the Board of Directors, at its sole discretion has the right to approve the terms. The engagement agreement is terminable by either party at any time upon 30 days notice. The terms of the engagement agreement call for no cash compensation to be paid to Utek. However, the Company agreed to issue to Utek a minimum of 129,730 unregistered shares of common stock as compensation, with 1/12th of the shares (10,810 shares) vesting each month during the term of the Agreement. In the event the aggregate value of the shares when they vest is less than $120,000, the Company will issue additional shares to Utek upon successful completion of the 12-month term of the agreement. In the event of termination before the completion of the 12-month term of the agreement, all unvested shares of common stock shall be returned to the Company. The shares will be issued to Utek without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by
Section 4(2) of the Securities Act. As of November 12, 2004, the shares have not been issued. In subsequent quarters and for the fiscal year ending June 30, 2005, the Company will account for the issuance and vesting of these shares to Utek in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 96-18.

Even after the aforementioned steps, the Company still has significant debts that need to be settled, as well as declining revenues. The Company will continue to review its operating and financial requirements and attempt to settle outstanding debts with cash generated from its operations, with stock, and/or from the sale or licensing of its technology assets. The Company may not be successful in these efforts and may have to seek protection from creditors under the bankruptcy laws.

These financial statements have been prepared on a going concern basis and no potential adjustments have been recorded that may be required as a result of a potential inability to continue as a going concern.


4.   CONCENTRATION OF CREDIT RISK

One customer, Pfizer, Inc., individually accounted for approximately 36% and 76% of the Company's total revenues for the fiscal years ended June 30, 2004 and 2003, respectively, and another customer, Procter & Gamble Pharmaceuticals, Inc., accounted for approximately 40% and 2%, respectively. Revenues from the Company's five largest customers represented approximately 86% and 88% of total revenues for the fiscal years ended June 30, 2004 and 2003, respectively. For the quarter ended September 30, 2004, Pfizer, Inc. and Procter & Gamble Pharmaceuticals, Inc. combined revenues were approximately 27% of the Company's total revenues, compared to approximately 90% of the Company's total revenues for the quarter ended September 30, 2003. Revenues from the Company's five largest customers represented approximately 56% of total revenues for the quarter ended September 30, 2004.

As of June 30, 2004 and 2003, respectively, approximately 39% and 80% of the Company's accounts receivable balance was from Pfizer, Inc. and Procter & Gamble Pharmaceuticals, Inc. For the quarter ended September 30, 2004, approximately 56% of the Company's accounts receivable balance was from the Company's five largest customers, with Pfizer, Inc. and Procter & Gamble Pharmaceuticals, Inc. representing approximately 27%.


5.   RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2004, the Company purchased certain computer equipment and other furniture and equipment from Saigene Corporation, a related party. The property and equipment was valued at $73,585 and the Company paid $15,000 in cash and recorded an account payable to Saigene of $58,585. The Company also entered into an office sharing agreement for Saigene to use some of the Company's office space. For each month of that office-sharing agreement, the $58,585 payable to Saigene will be reduced at a (non-cash) rate of $1,540 per month.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INVESTORS SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES IN THIS FORM 10-QSB AND OUR AUDITED FINANCIAL STATEMENTS AND RELATED NOTES FOR THE YEAR ENDED JUNE 30, 2004, INCLUDED IN OUR ANNUAL REPORT ON FORM 10-KSB.

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT MANAGEMENT'S CURRENT VIEWS AND EXPECTATIONS WITH RESPECT TO OUR BUSINESS, STRATEGIES, PRODUCTS, FUTURE RESULTS AND EVENTS AND FINANCIAL PERFORMANCE. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT, INCLUDING FUTURE RESULTS OF OPERATIONS OR FINANCIAL POSITION, MADE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE FORWARD LOOKING. IN PARTICULAR, THE WORDS "EXPECT," "ANTICIPATE," "ESTIMATE", "DESIRE", "GOAL", " BELIEVE", "MAY", "WILL", "SHOULD", "INTEND", "OBJECTIVE", "SEEK", "PLAN", "STRIVE", VARIATIONS OF SUCH WORDS, OR SIMILAR EXPRESSIONS, OR THE NEGATIVES OF THESE WORDS, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING SUCH STATEMENTS AND THEIR ABSENCE DOES NOT MEAN THAT THE STATEMENT IS NOT FORWARD-LOOKING. EXAMPLES OF FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS AS TO OUR ESTIMATES FOR FUTURE REVENUES AND COST OF REVENUES, OUR EXPECTATIONS REGARDING FUTURE EXPENSES, INCLUDING RESEARCH AND DEVELOPMENT AND SALES AND MARKETING EXPENSES, OUR ESTIMATES REGARDING THE ADEQUACY OF OUR CAPITAL RESOURCES, OUR CAPITAL REQUIREMENTS AND OUR NEEDS FOR ADDITIONAL FINANCING, PLANNED CAPITAL EXPENDITURES, USE OF OUR WORKING CAPITAL, SOURCES OF REVENUE AND ANTICIPATED REVENUE, INCLUDING LICENSES OF INTELLECTUAL PROPERTY, TECHNOLOGY DEVELOPMENT AND SERVICE CONTRACTS, OUR BUSINESS DEVELOPMENT EFFORTS, FUTURE ACQUISITIONS OR INVESTMENTS, THE IMPACT OF ECONOMIC AND INDUSTRY CONDITIONS ON US AND OUR CUSTOMERS, THE ANTICIPATED GROWTH OF OUR BUSINESS, OUR ABILITY TO ATTRACT CLIENTS, EXPECTATIONS REGARDING COMPETITION AND THE IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS.

THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AND IN THE SECTION CAPTIONED "FACTORS THAT MAY AFFECT OPERATING RESULTS," AND AS DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2004, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE CONCENTRATION OF BUSINESS WITH LARGE CLIENTS, THE ABILITY TO DEVELOP NEW TECHNOLOGY AND INTRODUCE NEW PRODUCTS, COMPETITION, FLUCTUATIONS IN GENERAL ECONOMIC CONDITIONS, THE RISK OF BANKRUPTCY, AND CHANGES IN POLICIES BY REGULATORY AGENCIES. FOR ADDITIONAL FACTORS THAT CAN AFFECT THESE FORWARD-LOOKING STATEMENTS, SEE THE "RISK FACTORS" SECTION WITHIN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDING JUNE 30, 2004, AND IN OUR REGISTRATION STATEMENTS ON FORM SB-2. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT SPEAK ONLY AS OF THE DATE HEREOF. WE CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. WE EXPRESSLY DISCLAIM ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN MANAGEMENT'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

OVERVIEW

We provide specialty central laboratory services to support pharmaceutical and diagnostic manufacturers in the conduct of human clinical research, for use in their drug discovery and development efforts. Our clients include a number of the world's largest multi-national pharmaceutical, biotechnology and diagnostic companies. Our well-recognized specialty areas include cardiovascular disease (dyslipidemia, atherosclerosis, and coronary heart disease), diabetes (and obesity), and bone and joint diseases (osteoporosis and arthritis). Coupled with our specialty testing, we also have central laboratory capability and provide full-service central laboratory support for multi-center clinical trials, including routine safety lab tests (general chemistry, hematology, and urinalysis). Our company is a Delaware corporation, incorporated on May 9, 1996, and we conduct our operations primarily through our wholly owned subsidiary, Pacific Biometrics, Inc., a Washington corporation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates since the end of our 2004 fiscal year. For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and our Annual Report on Form 10-KSB for the year ended June 30, 2004.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified. There are other accounting policies that are significant to our company. For a more detailed discussion on the application of these and our other accounting policies, see "Note 2 to the Consolidated Financial Statements" included in this Report and "Note 2 to Consolidated Financial Statements" included in our Annual Report on Form 10-KSB for the year ended June 30, 2004.

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

     IMPAIRMENT OF ASSETS

As of September 30, 2004, based on our periodic assessment of the impairment issues associated with our assets we concluded that the recorded value of our assets reflected their actual value. In considering the value of our assets we periodically evaluate our ability to recover the value of our assets from undiscounted cash flows of the related operations. Our accounting policy is in accordance with SFAS 144 -- "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS."

     BENEFICIAL CONVERSION FEATURE

In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 98-5 and FASB EITF No. 00-27, using the relative fair value method of Accounting Principles Board Opinion 14 ("APB 14"), we recorded a beneficial conversion feature (BCF) related to: a) the issuance of convertible debt that had conversion features at fixed rates that were in-the-money when issued, and b) the estimated value of warrants issued along with the convertible debt. The BCF for the convertible instrument and value allocated to warrants are measured and recognized by allocating a portion of the proceeds to additional paid-in capital with an offset to a discount on the convertible instrument.

     OPERATING EXPENSES

Historically, we have segregated our recurring operating expenses among three categories: 1) laboratory expenses and cost of goods sold; 2) selling, general and administrative expenses; and 3) research and development expenses. Laboratory expenses and cost of goods sold consist of amounts necessary to complete the laboratory tests and other laboratory services, and include direct labor and related benefits, other direct costs, as well as an allocation of facility charges, information technology costs, and depreciation and amortization. Also, laboratory expenses and cost of goods sold include shipping and handling fees and reimbursable out-of-pocket costs. Laboratory expenses and cost of goods sold, as a percentage of revenues, tends, and is expected, to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings and specific tests conducted during any period of time.

The primary expense categories that comprise selling, general and administrative expenses include administrative payroll and related benefit charges, legal and accounting fees, Saigene management fees (through August 31, 2004), advertising and promotional expenses, administrative travel and an allocation of facility charges, information technology costs, and an allocation of our total depreciation and amortization. Other components of selling, general and administrative expenses include business development activities, sales and marketing expenses and related commissions, and laboratory administration expenses. Research and development expenses consist primarily of legal fees for patent applications, supplies, and an allocation of our total depreciation and amortization, and have also included direct labor and related benefits, and travel expenses when we have had personnel dedicated to our research and development efforts.

We generally depreciate equipment and computers over three to five years, while leasehold improvements are depreciated over the remaining life of the lease or ten years. These estimated useful lives reflect management's judgment of reasonable estimates of the lives over which we will use the equipment, computers and leasehold improvements. However, the amount of depreciation expense we record in any given period will change if our estimates of the useful lives of our equipment, computers or leasehold interests were to increase or decrease.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

REVENUES:

--------------------------------------------------------------------------------
                                THREE MONTHS ENDED
                                   SEPTEMBER 30,
DOLLARS IN THOUSANDS,          ----------------------         $          %
ROUNDED TO NEAREST THOUSAND       2004        2003         Change      Change
---------------------------    ----------  ----------    ----------  ----------
REVENUES                         $ 435       $2,300       $(1,865)      (81)%
--------------------------------------------------------------------------------

Our revenues are generated from clinical trials and diagnostic testing services. Our revenues decreased to $435,000 from $2,300,000 or approximately 81% between the comparable quarters ended September 30, 2004 and 2003, respectively. This was the result of a decrease in the size and number of clinical trials testing services we performed. This decrease reflects the continuing significant decreases in revenues and open work orders we have been experiencing over the past several quarters.

In particular, our recent quarterly decreases reflect the fluctuations and reductions in testing and open work orders from our historically two largest customers, Pfizer, Inc. and Procter & Gamble Pharmaceuticals, Inc. Combined revenue from these two customers for the quarter ended September 30, 2004 was approximately $118,000 (27% of our total revenues), compared to approximately $2,064,000 (90% of our total revenues) for the quarter ended September 30, 2003. The recent decreases and fluctuations in revenues from these and other customers is a result of prior work orders having been completed, clinical studies having ended or clinical studies having been terminated early. For the foreseeable future, we expect to remain substantially dependent on one or both of these customers for a significant portion of our revenues, and as such, a decline in the volume of services performed for these customers will continue to have a significant impact on our revenues. We are continuing to invest in our business development efforts, including hiring a new vice president of business development in October 2004, to expand our clinical testing services and to diversify our customer base.

During the quarter ended September 30, 2004, revenue generated from clinical trials testing services accounted for approximately 24% of our total revenues, while historically this percentage has been in excess of 90%. Revenue generated from the provision of diagnostic, referral and other services accounted for approximately 76% of our total revenues during the quarter ended September 30, 2004. We do not expect the significant deviations in the historical percentages for clinical testing and diagnostic testing to continue and although we experienced a decrease in clinical testing services during the quarter ended September 30, 2004 (in dollar and percentage terms), we expect that clinical trials will account for a significant portion of our revenues in the future.

LABORATORY EXPENSE AND COST OF GOODS SOLD:

--------------------------------------------------------------------------------
                                THREE MONTHS ENDED
                                   SEPTEMBER 30,
DOLLARS IN THOUSANDS,          ----------------------         $          %
ROUNDED TO NEAREST THOUSAND       2004        2003         Change      Change
---------------------------    ----------  ----------    ----------  ----------
LABORATORY EXPENSE AND
COST OF GOODS SOLD               $ 410      $1,294         $(884)       (68)%
---------------------------    ----------  ----------    ----------  ----------
PERCENTAGE OF REVENUES             94%         56%
-----------------------------------------------------

Laboratory expense and cost of goods sold consist primarily of payment of salaries and related benefits to employees performing analysis of clinical trial samples, the cost of supplies for analysis of clinical trial samples, payments to subcontractors of laboratory services, and other expenses such as business and occupation taxes. For the comparable quarters ended September 30, 2004 and 2003, laboratory expenses and cost of goods sold decreased approximately 68%. As a percentage of revenue, laboratory expense and cost of goods sold increased to approximately 94% for the quarter ended September 30, 2004 from approximately 56% for the quarter ended September 30, 2003. The relative increase in laboratory expense and cost of goods sold as a percentage of revenue was primarily the result of the significant decline in revenues over the comparable periods and the fixed components of laboratory expense and cost of goods sold.

The most significant decrease in laboratory expense and cost of goods sold was the 98% reduction in outside services to $12,000 from $508,000 for the quarters ended September 30, 2004 and 2003, respectively. As a percentage of laboratory expense and costs of goods sold, outside services were approximately 3% and 39% for the quarters ended September 30, 2004 and 2003, respectively. This reduction was the result of the mix of tests we provided during the quarter ended September 2004, which did not require any significant amount of outsourcing.

The second most critical component explaining the decrease in laboratory expense and costs of goods sold was the 79% reduction in lab supplies to $69,000 from $325,000 for the quarters ended September 30, 2004 and 2003, respectively. Lab supplies represented approximately 17% and 25% of laboratory expense and cost of goods sold for the quarters ended September 30, 2004 and 2003, respectively. The reduction of in-lab supplies between the comparable quarters is the result of the reduction in clinical and diagnostic testing services provided.

Finally, salaries and related benefits fell 28% to $198,000 from $275,000 for the quarters ended September 30, 2004 and 2003, respectively. Salaries and related benefits accounted for approximately 48% and 21% of total laboratory expense and cost of goods sold for the quarters ended September 30, 2004 and 2003, respectively. The relatively small decrease in salaries and benefits is a reflection of the nature of the laboratory services business where certain labor costs are fixed. On September 30, 2004 we had 17 FTE in our laboratory services. This compares to 25 FTE on September 30, 2003. The decrease in salaries and related benefits for the comparable quarters partially reflects actions to reduce and control employee expenses that we took during fiscal 2004, subsequent to the quarter ended September 30, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

--------------------------------------------------------------------------------
                                THREE MONTHS ENDED
                                   SEPTEMBER 30,
DOLLARS IN THOUSANDS,          ----------------------         $          %
ROUNDED TO NEAREST THOUSAND       2004        2003         Change      Change
---------------------------    ----------  ----------    ----------  ----------
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE            $715        $862         $(147)       (17)%
---------------------------    ----------  ----------    ----------  ----------
PERCENTAGE OF REVENUES            164%         37%
-----------------------------------------------------

Our selling, general and administrative expense consists primarily of compensation for our executive officers, board members and other selling, general and administrative personnel, compensation expense on our stock options, legal and accounting fees, and payments under consulting arrangements, and management fees paid to Saigene. Selling, general and administrative expense decreased 17% to approximately $715,000 from $862,000 for the quarters ended September 30, 2004 and 2003, respectively. As a percentage of revenue, selling, general and administrative expenses were 164% and 37%, respectively, for the quarters ended September 30, 2004 and 2003.

The reduction in our selling, general and administrative expense for the comparable periods is due in large part to decreased management fees we paid under the terms of our management agreement with Saigene Corporation. During fiscal 2004, we made several reductions in the amount of the monthly management fee: effective July 1, 2003, reduced to $70,000 from $90,000; effective February 1, 2004, reduced to $40,000 per month; and effective June 15, 2004, reduced to $20,000 per month. Finally, effective August 31, 2004, we terminated the agreement, eliminating further management fees. For the comparable quarters ended September 30, 2004 and 2003, management fees decreased 81% to approximately $40,000 from $210,000, respectively.

Excluding Saigene management fees, selling, general and administrative expenses increased 1% to approximately $660,000 from $652,000 (approximately 152% and 28% as a percentage of revenue) for the quarters ended September 30, 2004 and 2003, respectively. This nominal increase in selling, general and administrative expenses (net of the Saigene management fees) was primarily the result of a 58% increase in legal fees and accounting, offsetting a decrease of 36% in salaries, commissions, board fees and related benefits. The increase in legal fees and accounting expenses to $97,000 from $61,000 for the quarters ended September 30, 2004 and 2003, respectively, was primarily a result of work on our two resale registration statements during the quarter ended September 30, 2004. Those two registration statements were declared effective on September 28, 2004, and we expect legal fees and accounting expenses for future quarters of fiscal 2005 to decrease.

Although selling, general and administrative expenses rose (net of the Saigene management fees), salaries, commissions, board fees and related benefits decreased 36% to $212,000 from $333,000 between September 30, 2004 and 2003. The decrease in salaries, commissions, board fees and related benefits is a result of 1) decreased headcount and ongoing salary reductions of 15% to 20% for three management level selling, general and administrative employees, 2) decreased board fees, and 3) decreased commissions as a result of decreased revenues in the comparable year over year quarters. The decrease in board fees between the comparable quarters was primarily because the fees for the quarter ended September 30, 2003 included a large accrual of $74,000 for past due board compensation. We recently adopted a new board compensation program for fiscal 2005. Commencing with the election of the board of directors at the Annual Shareholders' Meeting on November 10, 2004, each non-employee director is entitled to an annual retainer of $15,000, plus $500 for each board meeting attended by such director during the fiscal year in excess of six meetings. Also any non-employee director serving on the audit committee or the compensation committee is entitled to $250 for each such committee meeting attended during the fiscal year in excess of six meetings for each such committee. In addition, effective at the annual stockholders' meeting, the size of the board was decreased from six to four directors, and as a result we currently anticipate that board fees for future quarters of fiscal 2005 will be less than in comparable quarters of fiscal 2004. The actual amount of board fees will depend on whether and when additional directors are added to the board.

Selling, general and administrative expenses include certain consulting expense. Under the terms of consulting agreements dated August 28, 2002 with two of our directors, Terry Giles and Paul Kanan, we recorded aggregate consulting expenses of $36,000 in the quarter ended September 30, 2004, and $39,000 in the quarter ended September 30, 2003. The consulting agreement with Mr. Kanan terminated on August 31, 2004, and thus there are no further consulting fees due to him.

Selling, general and administrative expenses also include compensation expense or income resulting from the May 2002 repricing of all outstanding stock options to the then-current market price of $0.06. To adjust these options to fair market value, we recognized income of approximately $2,200 and expense of $9,000 for the quarters ended September 30, 2004 and 2003, respectively. As of September 30, 2004, 7,902 repriced options remained outstanding, and as long as these options remain outstanding we will continue to recognize compensation expense (or income) as appropriate in future periods resulting from the repricing. The amount of compensation expense or income we recognize in the future will fluctuate based on the value of our common stock and the number of options that are outstanding as of each valuation date. (See "Note 11 to Notes to Consolidated Financial Statements" in our Report on Form 10-KSB for the year ended June 30, 2004).

We also incurred approximately $193,500 in fees and expenses in the fourth quarter of fiscal 2004, related to the secured convertible note financing with Laurus, and we are amortizing these fees over the anticipated 36-month life of the note. We therefore recognized $16,125 of expense in the quarter ended September 30, 2004 leaving an unamortized balance of $172,000. We had no comparable expense for the quarter ended September 30, 2003. For future quarters of fiscal 2005, we anticipate recognizing similar expense of $16,125 per quarter, assuming the 36-month term of the note.


RESEARCH AND PRODUCT DEVELOPMENT:

--------------------------------------------------------------------------------
                                THREE MONTHS ENDED
                                   SEPTEMBER 30,
DOLLARS IN THOUSANDS,          ----------------------         $          %
ROUNDED TO NEAREST THOUSAND       2004        2003         Change      Change
---------------------------    ----------  ----------    ----------  ----------
RESEARCH AND PRODUCT
DEVELOPMENT                        $6         $38           $(32)       (84)%
---------------------------    ----------  ----------    ----------  ----------
PERCENTAGE OF REVENUES             1%          2%
-----------------------------------------------------

Research and product development expenses consist mainly of our expenditures incurred in connection with development of our LIDA and cell viability technology held in our subsidiary PBI Technology.

For the comparable quarters ended September 30, 2004 and 2003, research and product development expenses decreased 84% to approximately $6,000 from $38,000. The decrease was primarily due to decreased compensation expense as a result of fewer employees in research and product development for the comparable quarters. More specifically, in November 2003, as part of our efforts to reduce expenses, we enrolled our one employee in research and development in the Shared Work Program, and in February 2004, this employee was terminated, eliminating employee compensation expense in this area. The remaining research and development expenses consist primarily of legal fees for patent applications, supplies, and depreciation and amortization.

We anticipate that we will continue to incur research and development expenses related to our technology. However, if we are unable to increase revenues or raise additional funding to continue to fund our existing research and development efforts, we will seek to further reduce our research and development efforts and expenses.


OTHER EXPENSE:

--------------------------------------------------------------------------------
                                THREE MONTHS ENDED
                                   SEPTEMBER 30,
DOLLARS IN THOUSANDS,          ----------------------         $          %
ROUNDED TO NEAREST THOUSAND       2004        2003         Change      Change
---------------------------    ----------  ----------    ----------  ----------
OTHER EXPENSE                     $133        $87            $47         54%
---------------------------    ----------  ----------    ----------  ----------
PERCENTAGE OF REVENUES             31%         4%
-----------------------------------------------------

Total other expense increased 54% or $47,000 to $133,000 from $87,000 during the quarters ended September 30, 2004 and 2003, respectively.

A major component of other expense in the quarter ended September 30, 2004 was approximately $135,000 of interest expense on notes payable and lease obligations. Of this amount, approximately $67,000 represented the amortization of the intrinsic value of the beneficial conversion feature of the secured convertible note and value allocated to 681,818 warrants related to our secured convertible note with Laurus. As of September 30, 2004, of the total $1,257,000 of initially recorded discounts, we had amortized as interest expense $88,000, including $67,000 for the quarter ended September 30, 2004. Therefore, as of September 30, 2004 $1,168,800 remained unamortized and will be amortized, using the effective interest method, over the remaining life of the secured convertible note or upon its earlier conversion. (See "Note 8 to Notes to Consolidated Financial Statements" in our Report on Form 10-KSB for the year ended June 30, 2004). We entered into the financing arrangement with Laurus effective May 28, 2004, so we had no such comparable expenses related to the secured convertible note for the comparable quarter ended September 30, 2003.

Other expense in the quarter ended September 30, 2003 included approximately $31,000 of interest expense on notes payable and lease obligations, $16,000 in accrued interest income from a related party (Saigene), and $72,000 in expense resulting from a loss on the receipt of common stock instead of cash in payment of a $200,000 note receivable. In the quarter ended September 30, 2004 there was no comparable loss, nor any material interest income.

NET EARNINGS (LOSS):

--------------------------------------------------------------------------------
                                THREE MONTHS ENDED
                                   SEPTEMBER 30,
DOLLARS IN THOUSANDS,          ----------------------         $          %
ROUNDED TO NEAREST THOUSAND       2004        2003         Change      Change
---------------------------    ----------  ----------    ----------  ----------
NET EARNINGS (LOSS)              $(830)      $ 19          $(849)     (4,468)%
---------------------------    ----------  ----------    ----------  ----------
PERCENTAGE OF REVENUES            (191)%       1%
-----------------------------------------------------

We had a net loss of approximately $830,000 for the quarter ended September 30, 2004 as compared to net earnings of approximately $19,000 for the quarter ended September 30, 2003. This difference between the net earnings for the quarter ended September 30, 2003 and the net loss for the quarter ended September 30, 2004 was approximately $849,000 and is primarily attributable to our significantly decreased revenues in the comparable quarters, that were only partially offset by decreases in laboratory expenses and cost of goods sold and selling, general and administrative expenses, and research and product development expenses discussed above. The decrease in net earnings (losses) is also the result of our increase in other expense discussed above.

LIQUIDITY AND CAPITAL RESOURCES:

We had significant net operating losses for the quarter ended September 30, 2004 and the fiscal year ended June 30, 2004. Revenues for the quarter ended September 30, 2004 and our fiscal year ended June 30, 2004 were significantly lower than those in the comparable prior fiscal year periods. Unless revenues increase, we will likely continue to experience significant losses and our cash and working capital positions will be adversely impacted. Our operations historically have been funded through revenues generated from operations and from the sale and issuance of our common stock, preferred stock and debt.

At September 30, 2004, our cash and cash equivalents were approximately $1,975,000, compared to approximately $2,941,000 at June 30, 2004. The decrease in our cash and equivalents is primarily attributable to our net operating loss. To a lesser degree the net decrease in our cash and cash equivalents is the result of decreased advances from our customers and payments we made on our accounts payable. In addition, we used cash and cash equivalents for 1) certain payments made on our notes payable, 2) our initial payment on our annual D&O insurance policy (the future obligations are reflected on the balance sheet as prepaid expenses and accrued liabilities), and 3) our acquisition of certain inventory associated with an on-going clinical study. In addition, in connection with termination of the management agreement with Saigene, effective July 1, 2004 we purchased from Saigene certain computer equipment and other furniture and equipment that Saigene used in our laboratory, for approximately $15,000 cash and a payable of $59,000. We have no off-balance sheet financing arrangements. As of September 30, 2004, we also had restricted cash of approximately $71,000 which represents a security deposit in connection with our office lease in Seattle, Washington that expires in July 2007. We are obligated to maintain the restricted cash security deposit through the term of the lease.

At September 30, 2004, we had approximately $345,000 in accounts receivable, compared to approximately $367,000 as of June 30, 2004, reflecting the timing of revenues billed and collected. We generally have a high collectibility rate on our accounts receivable, and our allowance for doubtful accounts is only $22,100. Our accounts receivable generally reflect our billings, and may include one or several individually large customer receivables from time to time. In March 2004, we entered into a clinical service contract with a pharmaceutical company for a study that we substantially completed by June 30, 2004. We recognized approximately $331,000 in revenues from this study in the quarter ended March 31, 2004 and approximately $1.1 million in revenues in the quarter ended June 30, 2004, with one of our larger mid-quarter billings being paid before quarter-end. As a result, as of June 30, 2004, approximately 41% of our receivables balance of approximately $367,000 was from this clinical service contract, which was subsequently paid in full in the September 30 quarter. We had no such single receivable that represented a significant portion of our accounts receivable balance as of September 30, 2004.

Additionally, given the significant decrease in our revenues for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003, accounts receivable represented a proportionately larger percentage of revenues in the current quarter at approximately 79% compared to 27% as of September 30, 2003.

Total liabilities recorded on our balance sheet as of September 30, 2004 were approximately $3,502,000 compared to approximately $3,519,000 as of June 30, 2003. The decrease in liabilities was the result of payments against accounts payable and certain notes payable, as well as a reduction in advances from customers. A significant component of our liabilities are represented by our $2.5 million secured convertible note (See "BUSINESS -- Laurus Debt Investment" in our Annual Report on Form 10-KSB for the year ended June 30, 2004), and, to a lesser degree, our borrowings under our $250,000 credit facility with Franklin Funding. As required by U.S. generally accepted accounting principles, the liability we recorded for the secured convertible note payable to Laurus represented a discount from the face value of the note by approximately $1,235,000, related to the valuation of the beneficial conversion feature and the warrants. However, we are obligated on the full $2.5 million total principal amount due to Laurus. Accordingly, if this discount were disregarded, our total liabilities as of September 30, 2004 and June 30, 2004, respectively, would be approximately $4,737,000 and $4,754,000.

Included in liabilities at September 30, 2004 was an obligation of approximately $59,000 payable to Saigene from our purchase of certain computer equipment and other furniture and equipment from Saigene. We also entered into an office sharing agreement for Saigene to use some of our office space. For each month of that office-sharing agreement, our $59,000 payable to Saigene will be reduced at a (non-cash) rate of $1,540 per month.

At September 30, 2004, we had working capital of approximately $441,000, compared to working capital of approximately $1,415,000 at June 30, 2004. The approximately $974,000 decrease in working capital between the fiscal periods is attributable to several changes in the components of working capital. Changes providing favorable impact include increases in prepaid expenses, inventories and property and equipment, along with decreases in accounts payable, advances from customers, and, except for additional borrowings of (and the additional current portions, net of discounts, payable on) $2.5 million under our secured convertible note and $250,000 under our loan and security agreement with Franklin Funding, decreases in our current notes payable and lease obligations. Changes negatively impacting our working capital since June 30, 2004 include deferred financing costs related to the secured convertible note financing with Laurus, decreases in our cash and accounts receivable, along with increases in accrued liabilities, and the current portion of our $2.5 million secured convertible note and $250,000 under our loan and security agreement with Franklin Funding. In addition, our working capital position at September 30, 2004 and June 30, 2004, respectively, gives effect to approximately $332,000 and $304,000 of discounts recorded on the current portion of our secured convertible note with Laurus, as required by U.S. generally accepted accounting principles. If this discount were disregarded, we would have working capital of approximately $109,000 and $1,111,000, respectively, at September 30, 2004 and June 30, 2004.

Net cash used in operating activities was approximately $773,000 for the quarter ended September 30, 2004, primarily to fund our net loss and changes in our working capital. For the quarter ended September 30, 2004, net cash used in operations included the effect of approximately $38,000 in depreciation and amortization, approximately $83,000 of amortization related to the Laurus debt and $2,000 in income recognized in accordance with accounting for stock options under variable pricing rules as it relates to our May 2002 repricing of stock options. Our investing activities used approximately $74,000 for the quarter ended September 30, 2004 primarily for the purchase of capital equipment from Saigene discussed above. Cash flows used in financing activities included approximately $119,000 in payments on notes payable, notes payable to related parties, and payments on capital lease obligations.

As described above, we experienced a significant decrease in revenues, and incurred significant net losses, and (except for the proceeds from our $2.5 million secured convertible note) degradation of our cash and working capital position from operations, throughout fiscal 2004 and continuing into fiscal 2005. We expect these trends will continue during fiscal 2005. In an effort to become more competitive and to increase our revenues, we are currently actively increasing our business development activities, and planning to make additional investments in our technology infrastructure, operations and other areas of our business. These efforts will use significant amounts of time, effort and funding. Our efforts to control expenses, generate revenue and raise sufficient capital may not be successful. With the recent cash infusions from the Laurus debt investment in May 2004 (See "BUSINESS -- Laurus Debt Investment" in our Annual Report on Form 10-KSB for the year ended June 30, 2004) and our private placement in March 2004, we expect that our current cash, current assets and any cash flows from operations will be sufficient to fund operations through July 1, 2005. However, any further decreases in revenue would adversely affect our financial condition, and we may need to seek additional capital during fiscal 2005. We may not be able to raise sufficient financing, whether debt or equity. We have no additional amounts available to us under our Franklin Funding credit facility, and we do not have any other credit facility in place. In addition, based on the terms of the Laurus debt financing, raising additional capital may be difficult or highly dilutive to existing stockholders.

Management continues to contemplate alternatives to enable us to fund continuing operations, including loans from management or employees, salary deferrals and reductions and other cost cutting mechanisms, and raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. In addition, we are exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction. None of these potential alternatives may be available to us, or may only be available on unfavorable terms. If we are unable to obtain sufficient cash to continue to fund operations or if we are unable to locate a strategic partner, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue in existence. Our auditors added an explanatory paragraph to their opinion on our fiscal 2004 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

FACTORS THAT MAY AFFECT OPERATING RESULTS

Our operating results and financial condition will fluctuate due to a number of factors, including, but not limited to, the following factors:

     o Our business development and marketing efforts and our ability to enter into and build relationships with new customers, and obtain additional projects from existing customers;
     o The timing and number of clinical trials by customers, the number of samples submitted to us for testing, and the amount of revenues generated from these tests;
     o Our ability to participate in and win bids from RFPs (requests for proposals) for clinical tests;
     o Our ability to manage our cash flow, including by managing or reducing our expenses;
     o Our ability to raise money from debt or equity financing to help fund cash flows;

     o Capital expenditure requirements, including for research and development efforts, upgrading or replacing laboratory equipment and making investments in information technology;
     o    Our ability to motivate and retain our existing employees; and
     o Plans to pursue alternative business strategies, which may include entering into a joint venture, asset sale or merger.

Many of the above factors are outside of our control, and all of the above factors are difficult for us to forecast. These factors can materially adversely affect our business and operating results for one quarter or a series of quarters.


ITEM 3.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, management and our Chief Executive Officer and interim Chief Financial Officer concluded that, except as discussed below, our disclosure controls and procedures are effective.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues if any, within a company have been detected.

On September 20, 2004 and on November 10, 2004, our independent registered public accounting firm orally notified our management and audit committee that they had identified a significant deficiency regarding our internal controls. The deficiency noted was the lack of segregation of duties within the accounting department. This significant deficiency was not believed to be a material weakness. To correct such deficiency, we are in the process of making changes in assigned roles and responsibilities, as well as formalizing in writing some of our established internal policies that we have been complying with but had not previously been reduced to writing.

Other than the actions we are taking to correct the significant deficiency as described above, there have been no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, our internal control over financial reporting. In response to the Sarbanes-Oxley Act of 2002, we are continuing a comprehensive review of our disclosure procedures and internal controls and expect to make minor modifications and enhancements to these controls and procedures.



PART II - OTHER INFORMATION

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

          Effective September 30, 2004, we signed an engagement agreement with Utek Corporation, a public company listed on the American Stock Exchange. The engagement calls for Utek to identify one or more licensing, royalty or asset sale opportunities for some or all of the technology assets held in our subsidiary, PBI Technology, Inc. Should Utek identify a potential licensing, royalty or asset sale opportunity the Board of Directors, at its sole discretion has the right to approve the terms. The engagement agreement is terminable by either party at any time upon 30 days notice. The terms of the engagement agreement call for no cash compensation to be paid to Utek. However, we agreed to issue to Utek a minimum of 129,730 unregistered shares of common stock as compensation, with 1/12th of the shares (10,810 shares) vesting each month during the term of the Agreement. In the event the aggregate value of the shares when they vest is less than $120,000, we will issue additional shares to Utek upon successful completion of the 12-month term of the agreement. In the event of termination before the completion of the 12-month term of the agreement, all unvested shares of common stock shall be returned to the Company. The shares will be issued to Utek without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) of the Securities Act. As of November 12, 2004, the shares have not been issued.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)   EXHIBITS:

                10.1++ Employment Agreement, dated October 1, 2004, by and between Pacific Biometrics, Inc. and Dr. Elizabeth Leary
                10.2     Agreement with Chicago Partners, LLC dated November 5,
                         2004
                31.1     Certification of Ronald R. Helm, Chief Executive
                         Officer
                31.2 Certification of Michael L. Hartzmark, Interim Chief Financial Officer
                32.1 Certification of Ronald R. Helm, Chief Executive Officer of Pacific Biometrics, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                32.2 Certification of Michael L. Hartzmark, Interim Chief Financial Officer of Pacific Biometrics, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          ++ Portions of the marked exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.





                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Dated:  November 15, 2004


                                    /s/ Ronald R. Helm
                                    -------------------------------------------
                                    Ronald R. Helm
                                    Chief Executive Officer
                                    (principal executive officer)


                                    /s/ Michael L. Hartzmark
                                    -------------------------------------------
                                    Michael L. Hartzmark
                                    Interim Chief Financial Officer
                                    (principal financial and accounting officer)