Form 10QSB
period 2004-12-31
PACIFIC BIOMETRICS INC
filed 2005-02-14
CIK 1020475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------


                                   FORM 10-QSB



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period Ended December 31, 2004


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

As of January 25, 2005, the issuer had 13,228,550 shares of common stock outstanding.

Transitional Small Business Disclosure Format:                 Yes [_]    No [X]

================================================================================

                            PACIFIC BIOMETRICS, INC.

                              INDEX TO FORM 10-QSB



                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of December 31, 2004
         (unaudited) and June 30, 2004 (audited)............................   3

         Consolidated Statements of Operations for the three- and
         six-month periods ended December 31, 2004 and 2003 (unaudited).....   4

         Consolidated Statements of Cash Flows for the six-month
         periods ended December 31, 2004 and 2003 (unaudited)...............   5

         Notes to Condensed Consolidated Financial Statements (unaudited)...   6


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................  12


ITEM 3 - CONTROLS AND PROCEDURES............................................  22




PART II - OTHER INFORMATION


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........  23

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............  23

ITEM 6 - EXHIBITS...........................................................  24

SIGNATURES..................................................................  24

                            PACIFIC BIOMETRICS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,        JUNE 30,
                           ASSETS                                                                    2004             2004
                                                                                                 (unaudited)        (audited)
                                                                                                 ------------      ------------
Current assets:
    Cash and cash equivalents                                                                    $  1,434,661      $  2,941,014
    Accounts receivable, net of allowance for doubtful accounts
         of $22,100 and $22,100, respectively                                                         822,678           367,449
    Prepaid expenses and other assets                                                                 276,830            78,999
    Deferred financing cost on secured convertible note - current portion                              97,833            64,500
                                                                                                 ------------      ------------
          Total current assets                                                                      2,632,002         3,451,962

Property and equipment, net                                                                           435,734           407,548

Other assets:
    Deferred financing cost on secured convertible note - net of current portion                      138,597           123,625
    Restricted cash                                                                                    71,592            71,395
                                                                                                 ------------      ------------
          Total assets                                                                           $  3,277,925      $  4,054,530
                                                                                                 ============      ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)

Current liabilities:
    Accounts payable                                                                             $    315,359      $    479,446
    Accrued liabilities                                                                               791,766           647,986
    Advances from customers                                                                           608,413           210,922
    Capital lease obligation - current portion                                                         49,162            48,253
    Note payable to related parties - current portion                                                    --              22,183
    Secured convertible note - current portion, net of unamortized fair value assigned to beneficial conversion feature and warrants of $362,694
       $304,349, respectively                                                                         220,637           278,982
    Other notes payable - current portion                                                             422,601           349,002
                                                                                                 ------------      ------------
          Total current liabilities                                                                 2,407,938         2,036,774

Long-term liabilities:
   Capital lease obligations - net of current portion                                                 135,901           160,487
   Secured convertible note - net of current portion, net of unamortized fair value assigned to beneficial conversion feature and warrants of $733,781
      $931,133, respectively                                                                        1,145,788           985,536
   Other notes payable - net of current portion                                                        88,110           336,510
                                                                                                 ------------      ------------
          Total long-term liabilities                                                               1,369,799         1,482,533
                                                                                                 ------------      ------------
          Total liabilities                                                                         3,777,737         3,519,307
                                                                                                 ============      ============

Stockholders' equity (deficit):
    Preferred stock, $0.01 par value, 5,000,000 shares authorized
          Series A preferred stock, 1,550,000 shares designated, 1,550,000 shares issued and
           outstanding, liquidation preference of $2.00 per share, aggregating $3,100,000              15,500            15,500
          Series B preferred stock, 1,666,667 shares designated, no shares issued and
           outstanding                                                                                   --                --
    Common stock, $0.01 par value, 30,000,000 shares authorized issued and outstanding 13,213,550 shares at December 31, 2004 and 13,048,820
           at June 30, 2004                                                                           303,861           302,214
    Additional paid-in capital                                                                     23,493,752        23,338,016
    Accumulated deficit                                                                           (24,311,502)      (23,119,084)
    Treasury stock                                                                                     (1,423)           (1,423)
                                                                                                 ------------      ------------
          Total stockholders' equity (deficit)                                                       (499,812)          535,223
                                                                                                 ------------      ------------

          Total liabilities and stockholders' equity (deficit)                                   $  3,277,925      $  4,054,530
                                                                                                 ============      ============

           The accompanying condensed notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months Ended              Six Months Ended
                                                                     December 31,                    December 31,
                                                             ----------------------------    ----------------------------
                                                                 2004            2003            2004            2003
                                                             ------------    ------------    ------------    ------------

Revenues                                                     $  1,008,755    $    542,076    $  1,443,496    $  2,842,298
                                                             ------------    ------------    ------------    ------------

 Laboratory expenses and cost of sales                            586,227         449,592         995,753       1,743,695
                                                             ------------    ------------    ------------    ------------
          Gross Profit                                            422,528          92,484         447,743       1,098,603

Operating expenses:
    Research and product development                               37,095          39,114          43,399          77,353
    Selling, general and administrative                           612,287         734,633       1,327,318       1,596,838
                                                             ------------    ------------    ------------    ------------

Operating loss                                                   (226,854)       (681,263)       (922,974)       (575,588)
                                                             ------------    ------------    ------------    ------------

Other income (expense):
  Interest expense                                               (141,744)        (29,847)       (277,154)        (60,948)
  Interest income                                                     449             209             540          16,509
  Other income                                                      5,337             297           7,170             532
  Loss on settlement of note receivable from related party           --              --              --           (72,072)
                                                             ------------    ------------    ------------    ------------
                                                                 (135,958)        (29,341)       (269,444)       (115,979)

Loss before tax expense                                          (362,812)       (710,604)     (1,192,418)       (691,567)
                                                             ------------    ------------    ------------    ------------

Tax expense                                                          --              --              --              --
                                                             ------------    ------------    ------------    ------------

Net loss                                                     $   (362,812)   $   (710,604)   $ (1,192,418)   $   (691,567)
                                                             ============    ============    ============    ============

Preferred stock dividend                                             --            (2,020)           --            (4,054)
                                                             ------------    ------------    ------------    ------------

Net loss applicable to common stockholders                   $   (362,812)   $   (712,624)   $ (1,192,418)   $   (695,621)
                                                             ============    ============    ============    ============

Net loss per share:
  Basic loss per share                                       $      (0.03)   $      (0.08)   $      (0.10)   $      (0.08)
                                                             ============    ============    ============    ============
  Diluted loss per share                                     $      (0.03)   $      (0.08)   $      (0.10)   $      (0.08)
                                                             ============    ============    ============    ============

Weighted average common shares outstanding:
  Basic                                                        12,630,217       8,706,089      12,547,852       8,628,941
                                                             ============    ============    ============    ============
  Diluted                                                      12,630,217       8,706,089      12,547,852       8,628,941
                                                             ============    ============    ============    ============


           The accompanying condensed notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  Six months ended
                                                                                                     December 31,
                                                                                            ------------------------------
                                                                                                2004              2003
                                                                                            ------------      ------------
Cash flows from operating activities:
    Net loss                                                                                $ (1,192,418)     $   (691,567)

    Reconciliation of net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                               76,764            56,577
      Amortization of fair value assigned to beneficial conversion feature and warrants          139,007              --
      Amortization of deferred financing costs on secured convertible note                       (48,305)             --
      Interest income on note receivable from related party settled by  common stock                --             (16,218)
      Board compensation settled by stock options                                                   --              24,840
      Loss on settlement of note receivable from related party                                      --              72,072
      Compensation expense (income) from fair value adjustment to options                            283           (46,049)
      Changes in assets and liabilities:
         Accounts receivable, net                                                               (455,229)           49,385
         Inventories                                                                                --             158,104
         Prepaid expenses and other assets                                                       (77,831)          (72,786)
         Advances from customers                                                                 397,491          (232,664)
         Accounts payable                                                                       (164,087)           77,233
         Accrued liabilities                                                                     143,780            92,971
         Deferred compensation                                                                      --              13,774
         Stock options granted at less than fair market value                                       --               2,583
                                                                                            ------------      ------------
          Net cash provided by (used in) operating activities                                 (1,180,545)         (511,745)
                                                                                            ------------      ------------

Cash flows from investing activities:
    Purchases of capital equipment                                                              (104,950)          (26,717)
                                                                                            ------------      ------------
          Net cash used in investing activities                                                 (104,950)          (26,717)
                                                                                            ------------      ------------

Cash flows from financing activities:
    Payments on notes payable                                                                   (174,801)          (80,286)
    Payments on notes payable to related parties                                                 (22,183)          (55,660)
    Transfer to restricted cash                                                                     (197)             (161)
    Net proceeds from loan and security agreement                                                   --             250,000
    Payments on capital lease obligations                                                        (23,677)          (29,480)
    Payment of cash dividends                                                                       --              (5,684)
    Net proceeds from exercise of stock options                                                     --                 400
    Net proceeds from private placement of common stock                                             --             687,933
                                                                                            ------------      ------------
          Net cash provided by (used in) financing activities                                   (220,858)          767,062
                                                                                            ------------      ------------

Net increase (decrease) in cash and cash equivalents                                          (1,506,353)          228,600
Cash and cash equivalents, beginning of period                                                 2,941,014           440,326
                                                                                            ------------      ------------

Cash and cash equivalents, end of period                                                    $  1,434,661      $    668,926
                                                                                            ============      ============

Cash paid during the period for interest                                                    $     73,007      $     39,861
                                                                                            ============      ============
Cash paid during the period for income taxes                                                $       --        $       --
                                                                                            ============      ============


Non-Cash Activities
          Common stock issued upon conversion of principal on Laurus convertible note       $     35,000      $       --
          Common stock issued as compensation of R&D costs related to Utek Agreement        $    120,000      $       --
          Preferred stock dividends accrued                                                 $       --        $      4,054
          Shares released from escrow under restructure agreement with prior landlord       $       --        $        833
          Warrants issued in consideration of issuance costs for private placement          $       --        $     78,073


          The accompanying condensed notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      ORGANIZATION AND BASIS OF PRESENTATION

Pacific Biometrics, Inc., a Delaware corporation ("PBI" or the "Company"), provides specialty reference laboratory services to the pharmaceutical and diagnostics industries. The Company was incorporated in Delaware in May 1996. The Company conducts its business primarily through its wholly owned subsidiary, Pacific Biometrics, Inc., a Washington corporation ("PBI-WA"). The Company's two other wholly owned subsidiaries are PBI Technology, Inc., a Washington corporation ("PBI Tech"), and BioQuant, Inc., a Michigan corporation. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods. Operating results for the three- and six-month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. The accompanying unaudited financial statements and related condensed notes should be read in conjunction with the audited financial statements and the Form 10-KSB of Pacific Biometrics, Inc. and notes thereto, for its fiscal year ended June 30, 2004.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" ("SFAS No. 152"), which amends FASB statement No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.153, "Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29", ("SFAS No. 153"). This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" ("SFAS No. 123 (R)"). This Statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grand date (with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. Management has not currently evaluated the impact of adoption on its overall results of operations or financial position.

STOCK-BASED COMPENSATION

The Company has a stock-based employee compensation plan. For the three- and six-month periods ended December 31, 2004 no stock options were granted under the employee compensation plan. The Company applies APB Opinion 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations in accounting for its plan. The Company has adopted the disclosure-only provisions of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." Had compensation cost been determined based on the fair value of stock options granted in a manner consistent with the method promulgated by SFAS No. 123, the Company's net loss and loss per share would have been changed to the pro forma amounts below for the three- and six-month periods ended December 31:

                                                                Three months                    Six months
                                                             ended December 31,              ended December 31,
                                                        ----------------------------    ----------------------------
                                                            2004            2003            2004            2003
                                                        ------------    ------------    ------------    ------------
         Net loss as reported                           $   (362,812)   $   (710,604)   $ (1,192,418)   $   (691,567)
         Add: Total stock-based employee compensation
            awards, net of related tax benefits                 --            64,679            --            64,679
                                                        ------------    ------------    ------------    ------------
            Pro forma net loss                          $   (362,812)   $   (775,283)   $ (1,192,418)   $   (756,246)
                                                        ============    ============    ============    ============
         Net loss per share:
                Basic - as reported                     $      (0.03)   $      (0.08)   $      (0.10)   $      (0.08)
                                                        ============    ============    ============    ============
                Diluted - as reported                   $      (0.03)   $      (0.08)   $      (0.10)   $      (0.08)
                                                        ============    ============    ============    ============
                Basic - pro forma                       $      (0.03)   $      (0.08)   $      (0.10)   $      (0.08)
                                                        ============    ============    ============    ============
                Diluted - pro forma                     $      (0.03)   $      (0.08)   $      (0.10)   $      (0.08)
                                                        ============    ============    ============    ============

VARIABLE ACCOUNTING

On May 3, 2002, the Board of Directors voted to reduce the exercise price of all then outstanding options to $0.06 per share. No initial expense was recognized on this repricing, as the new exercise price equaled the market value of the Company's stock on that date. As of December 31, 2004 and 2003, respectively, 7,902 and 41,140 of these options remained outstanding. For the three-month periods ended December 31, 2004 and 2003, in accordance with accounting for options under variable pricing rules, the Company recognized approximately $(2,529) and $54,977, respectively, in compensation income (expense). For the six-month periods ended December 31, 2004 and 2003, in accordance with accounting for options under variable pricing rules, the Company recognized approximately $(283) and $46,049, respectively, in compensation income (expense). The Company will recognize compensation expense in the future for all outstanding repriced stock options if the market value of its common stock increases, and will recognize compensation income if the market value of its common stock decreases.

BENEFICIAL CONVERSION FEATURE

In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 98-5 and FASB EITF No. 00-27, using the relative fair value method of Accounting Principles Board Opinion 14 ("APB 14"), the Company recorded a beneficial conversion feature (BCF) related to the issuance of convertible debt that has conversion features at fixed rates that were in-the-money when issued and recorded the value allocated to warrants issued with those instruments. The BCF for the convertible instrument and value allocated to warrants are measured and recognized by allocating a portion of the proceeds to additional paid-in capital with an offset to the discount on the convertible instrument.

For convertible debt and related warrants, the recorded discount is amortized as interest expense using the effective interest method over the life of the debt. For the three- and six-month periods ended December 31, 2004, the Company amortized $72,325 and $139,007, respectively associated with the secured convertible note, leaving an unamortized balance of $1,096,475 at December 31, 2004. There was no comparable amortization charge during the comparable three- and six-month periods ended December 31, 2003.

UTEK AGREEMENT

Effective September 30, 2004, the Company entered into a one-year agreement with Utek Technologies ("Utek") to find for the Company potential licensing, royalty or asset sale opportunities for some or all of the technology assets held in the Company's subsidiary, PBI Tech. The Company agreed to issue to Utek a minimum of 129,730 unregistered shares of common stock as compensation, with 1/12th of the shares (10,810 shares) vesting each month during the term of the agreement. In the event the aggregate value of the shares upon vesting is less than $120,000, the Company is obligated to issue additional shares upon completion of the agreement. In the event of termination before the completion of the agreement, all unvested shares of common stock shall be returned to the Company. In accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue (EITF) No. 96-18, the Company recorded a prepaid expense of $120,000 related to the issuance of 129,730 shares of unregistered common stock over the term of the agreement. During the quarter ended December 31, 2004, the Company amortized $30,000 of this prepayment and applied this expense to its research and development expenses.

LOSS PER SHARE

Basic loss per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options that have vested or will vest within 60 days of December 31, 2004 and warrants using the "treasury stock" method and the effect of preferred stock on an as-converted basis. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding and does not include the effect of dilution from outstanding stock options that have vested or will vest within 60 days of December 31, 2004 and warrants using the "treasury stock" method and the effect of preferred stock on an as-converted basis. All per share calculations exclude treasury shares and shares held in trust as security for a note payable. Net earnings (loss) applicable to common stockholders includes cumulative dividends on the Series B Preferred Stock of $0 for both the three- and six-month periods ended December 31, 2004 and $2,020 and $4,054 for the three- and six-month periods ended December 31, 2003, respectively. The shares of Series B Preferred Stock have all been converted into common stock, and are no longer outstanding and subject to dividends subsequent to May 31, 2004.

Components of basic and diluted loss per share were as follows for the three- and six-month periods ended December 31:

                                                     Three months ended              Six months ended
                                                        December 31,                    December 31,
                                                ----------------------------    ----------------------------
                                                    2004            2003            2004            2003
                                                ------------    ------------    ------------    ------------
Net loss (A)                                    $   (362,812)   $   (710,604)   $ (1,192,418)   $   (691,567)

Preferred stock dividend                                --            (2,020)           --            (4,054)
                                                ------------    ------------    ------------    ------------

Net loss applicable to common
         stockholders (B)                       $   (362,812)   $   (712,624)   $ (1,192,418)   $   (695,621)
                                                ============    ============    ============    ============

Weighted average number of outstanding shares
         of common stock (C)                      12,630,217       8,706,089      12,547,852       8,628,941
                                                ============    ============    ============    ============

Weighted average number of outstanding shares
         of common stock and common stock
         equivalents (D)                          12,630,217       8,706,089      12,547,852       8,628,941
                                                ============    ============    ============    ============

Loss per share:
         Basic (B/C)                            $      (0.03)   $      (0.08)   $      (0.10)   $      (0.08)
                                                ============    ============    ============    ============
         Diluted (A/D)                          $      (0.03)   $      (0.08)   $      (0.10)   $      (0.08)
                                                ============    ============    ============    ============

Due to the Company's net losses for the three- and six-month periods ended December 31, 2004 and 2003, common stock equivalents related to the Company's a) in-the-money, vested options, b) in-the-money warrants, and c) convertible preferred stock were not used in the computation of diluted loss per share because the effect would be anti-dilutive. As of December 31, 2004, the Company's common stock equivalents included: a) in-the-money, vested options to purchase 727,454 shares of common stock; b) in-the-money warrants to purchase 590,727 shares of common stock; and c) 1,550,000 shares of Series A Preferred Stock convertible into 516,667 shares of common stock. Effective May 31, 2004, the holders of the Series B Preferred Stock exchanged all their Series B Preferred Stock plus accrued dividends for 104,294 shares of common stock. Prior to that date, the Series B Preferred Stock was convertible into 33,666 shares of common stock. As of December 31, 2003, the Company's common stock equivalents included: a) in-the-money, vested options to purchase 294,818 shares of common stock; b) in-the-money warrants to purchase 524,439 shares of common stock; c) 1,550,000 shares of Series A Preferred Stock convertible into 516,667 shares of common stock and d) 33,666.66 shares of Series B Preferred Stock convertible into 33,666 shares of common stock.

DEFERRED FINANCE COSTS

In conjunction with the Company's $2.5 million secured convertible note financing that closed on May 28, 2004 with Laurus Master Fund, Ltd., a New York City based investment fund ("Laurus"), the Company paid various fees and expenses totaling $293,500, which are being amortized to general and administrative expenses at the rate of $8,153 per month over the 36-month life of the note beginning in June 1, 2004. As of December 31, 2004, there was an unamortized balance of $236,431.

3.      GOING CONCERN AND MANAGEMENT'S PLANS

The Company had net losses for the three- and six-month periods ended December 31, 2004 and for the fiscal year ended June 30, 2004. Although the Company had net earnings in fiscal 2003, it experienced a net loss from operations. The Company has historically experienced recurring losses from operations and has had cash flow shortages. While the Company currently has a positive working capital position of $224,065, at December 31, 2004, it had significant amounts of debt, including a secured convertible note and notes payable of $1,877,136 and other liabilities of $1,900,601, and stockholders' deficit of $499,812. If the beneficial conversion feature of the secured convertible note of $1,096,475 were included, total liabilities at December 31, 2004 would equal $4,874,212 and stockholders' deficit would be $1,596,287. Historically, the Company has had deficiencies in working capital and stockholders' equity and has had significant amounts of current and past due debt and payables. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence for the near term.

4.      CONCENTRATION OF CREDIT RISK

One customer, Pfizer, Inc., individually accounted for approximately 36% and 76% of the Company's total revenues for the fiscal years ended June 30, 2004 and 2003. For the three- and six-month periods ended December 31, 2004 Pfizer accounted for 37% and 31% of the Company's total revenues. This compares to Pfizer's percentages of total revenues for the three- and six-month periods ended December 31, 2003 of 7% and 8%, respectively. For the three- and six-month periods ended December 31, 2004, combined revenues from the Company's five largest customers were approximately 79% and 65%, respectively. This compares to 68% and 86% of total revenues for the Company's top five customers for the three- and six-month periods ended December 31, 2003. As a comparison, revenues from the Company's five largest customers represented approximately 86% and 88% of total revenues for the fiscal years ended June 30, 2004 and 2003, respectively.

The Company maintains its cash in two commercial accounts at major financial institutions. Although the financial institutions are considered creditworthy and have not experienced any losses on their deposits, at December 31, 2004, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $1,234,661.

5.      RELATED PARTY TRANSACTIONS

Effective July 1, 2004, the Company purchased certain computer equipment and other furniture and equipment from Saigene Corporation, a related party. The property and equipment was valued at $73,585 and the Company paid $15,000 in cash and recorded an account payable to Saigene of $58,585. The Company also entered into an office sharing agreement for Saigene to use some of the Company's office space. For each month of that office-sharing agreement, the $58,585 payable to Saigene will be reduced at a (non-cash) rate of $1,540 per month. At December 31, 2004 the balance due to Saigene was $52,425.

6.      SUBSEQUENT EVENTS

LAURUS WAIVER -- MAY 2004 $2.5 MILLION SECURED CONVERTIBLE NOTE

On December 1, 2004, the Company owed its first repayment of principal owed to Laurus on the May 2004 $2.5 million secured convertible note (the "2004 Note"), in the amount of $83,333. Prior to December 1, 2004, the Company initiated discussions with Laurus for a six-month deferral on all principal payments and the Company did not make the principal payments on either December 1, 2004 or January 1, 2005. On January 31, 2005 Laurus formally agreed to the six-month deferral and also waived all events of default, including the failure by the Company to make its scheduled amortization payments in December and January. Laurus and the Company agreed that the Company would not be required to pay the principal portion of any monthly amount due for the six-month period from December 2004 through May 2005, and instead such deferred principal amounts will be due on May 1, 2007, the maturity date of the 2004 Note. There was no change in the interest rate charged by Laurus on the unpaid principal.

In consideration for the principal payment deferral and the waiver, the Company issued an additional common stock purchase warrant to Laurus to purchase up to 200,000 shares of the common stock of the Company at an exercise price of $1.48. The warrant expires on January 31, 2009.

LAURUS DEBT INVESTMENT-- JANUARY 2005 $1.5 MILLION SECURED CONVERTIBLE NOTE

Effective January 31, 2005, the Company entered into a new debt financing arrangement with Laurus. The terms of this January 2005 $1.5 million secured convertible note are similar to the terms of the 2004 Note. The new financing consisted of a $1.5 million secured convertible note with a term of three years (the "2005 Note"). In connection with the financing, the Company also issued to Laurus a warrant to purchase up to 326,087 shares of common stock at an exercise price of $1.37 per share exercisable at any time prior to January 31, 2010.

Under the terms of the 2005 Note, the Company will start making monthly payments of accrued interest only beginning on March 1, 2005. In addition, the note provides for monthly payments of principal in the amount of $50,000, plus accrued interest, commencing August 1, 2005. The note bears interest at an initial rate equal to the prime rate plus two percent (2%). For any cash payments made on the note (e.g., any amounts due that are not converted into common stock), the Company is required to pay an amount equal to 102% of the principal amount due.

Laurus has the option to convert any or all of the outstanding principal and accrued interest on the note into shares of the Company's common stock at an initial conversion price of $1.17 per share. The note conversion price (initially $1.17 per share) is subject to certain anti-dilution adjustments, including full ratchet anti-dilution if the Company issues convertible or equity securities at a price per share less than the conversion price. In addition, for each monthly payment under the note, Laurus will be obligated to convert a portion of the monthly payment into common stock at the applicable conversion price, when certain conditions are present.

As security for the obligation to Laurus, the Company and each of its subsidiaries granted Laurus a blanket security interest in all of the Company's assets, and the Company entered into a stock pledge with Laurus for the capital stock in all the Company's subsidiaries. In conjunction with the financing, the Company paid fees and expenses of approximately $114,000, which will be amortized to general and administrative expenses at the rate of approximately $3,167 per month over the 36-month life of the 2005 Note, beginning February 2005. In addition, the Company issued to its broker a five-year warrant, exercisable as and to the extent that amounts owing under the 2005 Note are converted into common stock, for up to 105,263 shares of common stock at an exercise price of $1.37 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INVESTORS SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED CONDENSED NOTES IN THIS FORM 10-QSB, OUR FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2004 AND OUR AUDITED FINANCIAL STATEMENTS AND RELATED NOTES FOR THE FISCAL YEAR ENDED JUNE 30, 2004, INCLUDED IN OUR ANNUAL REPORT ON FORM 10-KSB.

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

THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AND IN THE SECTION CAPTIONED "FACTORS THAT MAY AFFECT OPERATING RESULTS," AND AS DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 2004, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE CONCENTRATION OF BUSINESS WITH LARGE CLIENTS, THE ABILITY TO DEVELOP NEW TECHNOLOGY AND INTRODUCE NEW PRODUCTS, COMPETITION, FLUCTUATIONS IN GENERAL ECONOMIC CONDITIONS, THE RISK OF BANKRUPTCY, AND CHANGES IN POLICIES BY REGULATORY AGENCIES. FOR ADDITIONAL FACTORS THAT CAN AFFECT THESE FORWARD-LOOKING STATEMENTS, SEE THE "RISK FACTORS" SECTION WITHIN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDING JUNE 30, 2004, AND IN OUR REGISTRATION STATEMENTS ON FORM SB-2. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT SPEAK ONLY AS OF THE DATE HEREOF. WE CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. WE EXPRESSLY DISCLAIM ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT TO REFLECT ANY CHANGE IN MANAGEMENT'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates since the end of our 2004 fiscal year. For detailed information on our critical accounting policies and estimates, see our financial statements and condensed notes thereto included in this Report and in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, and the useful lives of tangible and intangible assets. The discussion below is intended to be a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified. There are other accounting policies that are significant to our company. For a more detailed discussion on the application of these and our other accounting policies, see "Note 2 to the Condensed Consolidated Financial Statements" included in this Report and "Note 2 to Consolidated Financial Statements" included in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

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

The primary expense categories that comprise selling, general and administrative expenses include administrative payroll and related benefit charges, legal and accounting fees, Saigene management fees (through August 31, 2004), advertising and promotional expenses, administrative travel and an allocation of facility charges, information technology costs, and an allocation of our total depreciation and amortization. Other components of selling, general and administrative expenses include business development activities, sales and marketing expenses and related commissions, and laboratory administration expenses. Research and development expenses consist primarily of the amortization of the non-cash compensation paid to Utek, legal fees for patent applications, supplies, and an allocation of our total depreciation and amortization, and have also included direct labor and related benefits, and travel expenses when we have had personnel dedicated to our research and development efforts.

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

RESULTS OF OPERATIONS FOR THREE-MONTH AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003

REVENUES:

---------------------------- ------------------------ --------- --------- ----------------------- ---------- ----------
DOLLARS IN THOUSANDS,
ROUNDED TO NEAREST              THREE MONTHS ENDED                          SIX MONTHS ENDED
THOUSAND                           DECEMBER 31,           $         %          DECEMBER 31,           $          %
                             ------------------------ --------- --------- ----------------------- ---------- ----------
                                2004         2003      Change    Change      2004        2003      Change     Change
---------------------------- ------------ ----------- --------- --------- ------------ ---------- ---------- ----------
REVENUES                       $1,009        $542        $467     86%       $1,443       $2,842   $(1,399)     (49)%
---------------------------- ------------ ----------- --------- --------- ------------ ---------- ---------- ----------

Our revenues are generated from clinical trials and diagnostic testing services. Our revenues increased to $1,009,000 from $542,000 or approximately 86% between the comparable quarters ended December 31, 2004 and 2003, respectively. This was the result of an increase in the size and number of clinical trials testing services we performed. This increase reflects increases in open work order and ends the significant decline in revenues we had been experiencing over the past several quarters. For the comparable six months ended December 31, 2004 and 2003, our revenues decreased to $1,443,000 from $2,842,000 or approximately 49%. This was the result of a decrease in the size and number of clinical trials testing services we performed during the comparable six-month periods, especially during the comparable three-month period ended September 30, 2004.

Our quarterly fluctuations in total revenues are often explained by changes in the testing and open work orders from our historically largest customers. This is the result of prior work orders having been completed, clinical studies having ended or clinical studies having been terminated early. In particular, our recent fluctuations in revenues can be partially explained by the testing requirements and open work orders our top five customers. For the three- and six-month periods ended December 31, 2004, our current largest customer accounted for 37% and 31% of our total revenues, compared to approximately 7% and 8%, respectively, for the three- and six-month periods ended December 31, 2003. For the foreseeable future, we expect to remain substantially dependent on our top five customers for a significant portion of our revenues, and as such, a decline or increase in the volume of services performed for any one or more of these customers will continue to have a significant impact on our revenues. The concentration of credit risk is described above in the condensed notes to our consolidated financial statements.

During the quarter and six months ended December 31, 2004, revenue generated from clinical trials testing services accounted for approximately 62% and 50%, respectively, of our total revenues as compared to 29% and 81%, respectively, during the quarter and six months ended December 31, 2003. During the quarter and six months ended December 31, 2004, revenue generated from the provision of diagnostic, referral and other services accounted for approximately 48% and 50%, respectively, of our total revenues as compared to 71% and 19%, respectively, during the quarter and six months ended December 31, 2003. In previous fiscal years, the percentage of revenue generated from clinical trials testing services has been in excess of 90%. We expect the trend to continue toward a higher percentage of clinical trails testing, as we observed in the quarter ended December 31, 2004.

LABORATORY EXPENSE AND COST OF GOODS SOLD:

---------------------------- ------------------------ --------- --------- ----------------------- ---------- ----------
DOLLARS IN THOUSANDS,
ROUNDED TO NEAREST              THREE MONTHS ENDED                          SIX MONTHS ENDED
THOUSAND                           DECEMBER 31,           $         %          DECEMBER 31,           $          %
                             ------------------------ --------- --------- ----------------------- ---------- ----------
                                2004         2003      Change    Change      2004        2003      Change     Change
---------------------------- ------------ ----------- --------- --------- ------------ ---------- ---------- ----------
LABORATORY EXPENSES AND
COST OF GOODS SOLD               $586         $450       $136       30%        $996        $1,744     $(748)    (43)%
---------------------------- ------------ ----------- --------- --------- ------------ ---------- ---------- ----------

PERCENTAGE OF REVENUES            58%         83%                               69%         61%
---------------------------- ------------ -----------                     ------------ ----------

Laboratory expense and cost of goods sold consist primarily of payment of salaries and related benefits to employees performing analysis of clinical trial samples, the cost of supplies for analysis of clinical trial samples, payments to subcontractors of laboratory services, and other expenses such as business and occupation taxes. For the comparable quarters ended December 31, 2004 and 2003, laboratory expenses and cost of goods sold increased approximately 30% to $586,000 from $450,000, respectively, and as a percentage of revenue, decreased to approximately 58% from approximately 83%. The relative decrease in laboratory expense and cost of goods sold as a percentage of revenue was primarily the result of the significant increase in revenues over the comparable period and the fixed components of laboratory expense and cost of goods sold.

For the comparable six-month periods ended December 31, 2004 and 2003, laboratory expense and cost of goods sold decreased approximately 43%, and as a percentage of revenue, increased to approximately 69% from approximately 61%, respectively. The relative increase in laboratory expense and cost of goods sold as a percentage of revenue was primarily the result of the significant decline in revenues over the comparable periods and the fixed components of laboratory expense and cost of goods sold.

The primary factor explaining the increase between the comparable quarters in laboratory expense and costs of goods sold was the 252% increase in lab supplies to $190,000 from $54,000 for the quarters ended December 31, 2004 and 2003, respectively, representing approximately 32% and 12% of total laboratory expense and cost of goods sold, respectively. The increase in lab supplies between the comparable quarters is the result of the increase in the clinical and diagnostic testing services we provided.

Salaries and related benefits fell 10% to $225,000 from $250,000 for the quarters ended December 31, 2004 and 2003, respectively, accounting for approximately 38% and 56% of total laboratory expense and cost of goods sold, respectively. On December 31, 2004 we had 20 FTEs in our laboratory services as compared to 20.5 FTEs on December 31, 2003. With approximately the same FTEs, the relatively small decrease in salaries and benefits, even with the increase in revenues, is a result of more efficient use of labor. In addition, the decrease in salaries and related benefits for the comparable quarters partially reflects actions to reduce and control employee expenses that we took during fiscal 2004, subsequent to the quarter ended December 31, 2003.

Also for the comparable quarters, there was a 50% reduction in outside services to $8,000 from $16,000 for the quarters ended December 31, 2004 and 2003, respectively. As a percentage of laboratory expense and costs of goods sold, outside services were approximately 1% and 4% for the quarters ended December 31, 2004 and 2003, respectively. This reduction was the result of the mix of tests we provided during the quarter ended December 31 2004, which did not require any significant amount of outside services.

For the comparable six-month periods, the most significant decrease in laboratory expense and cost of goods sold was the 96% reduction in outside services to approximately $21,000 from $508,000 for the six-month periods ended December 31, 2004 and 2003, respectively. As a percentage of laboratory expense and costs of goods sold, outside services were approximately 2% and 29% for the six-month periods ended December 31, 2004 and 2003, respectively. This reduction was the result of the mix of tests we provided during the six-month period ended December 31, 2004, which did not require any significant amount of outsourcing.

The second most critical component explaining the decrease in laboratory expense and costs of goods sold for the six-month periods ended December 31, 2004 and 2003 was the 32% reduction in lab supplies to $259,000 from $379,000, respectively. Lab supplies represented approximately 26% and 22% of laboratory expense and cost of goods sold for the six-month periods ended December 31, 2004 and 2003, respectively. The reduction in lab supplies between the comparable quarters is the result of the reduction in revenue, and thus services, between the comparable periods.

Finally, for the comparable six months ended December 31, 2004 and 2003, salaries and related benefits fell 19% to $423,000 from $525,000, respectively. Salaries and related benefits accounted for approximately 42% and 30% of total laboratory expense and cost of goods sold for the six-month periods ended December 31, 2004 and 2003, respectively. On December 31, 2004 we had 20 FTEs in our laboratory services as compared to 20.5 FTEs on December 31, 2003. With approximately the same FTEs, the decrease in salaries and benefits for the comparable six-month periods partially reflects actions to reduce and control employee expenses that we took during fiscal 2004, subsequent to the six-month period ended December 31, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

---------------------------- ------------------------ --------- --------- ----------------------- ---------- ----------
DOLLARS IN THOUSANDS,
ROUNDED TO NEAREST              THREE MONTHS ENDED                          SIX MONTHS ENDED
THOUSAND                           DECEMBER 31,           $         %          DECEMBER 31,           $          %
                             ------------------------ --------- --------- ----------------------- ---------- ----------
                                2004         2003      Change    Change      2004        2003      Change     Change
---------------------------- ------------ ----------- --------- --------- ------------ ---------- ---------- ----------
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE           $ 612       $ 735      $(123)     (17)%      $1,327       $1,597     $(270)    (17)%
---------------------------- ------------ ----------- --------- --------- ------------ ---------- ---------- ----------

PERCENTAGE OF REVENUES            61%         136%                              92%         56%
---------------------------- ------------ -----------                     ------------ ----------

Our selling, general and administrative expense consists primarily of compensation for our executive officers, board members and other selling, general and administrative personnel, compensation expense on our stock options, legal and accounting fees, and payments under consulting arrangements, and management fees paid to Saigene (prior to August 31, 2004). Selling, general and administrative expense decreased 17% to approximately $612,000 from $735,000 for the quarters ended December 31, 2004 and 2003, respectively. As a percentage of revenue, selling, general and administrative expenses were 61% and 136%, respectively, for the quarters ended December 31, 2004 and 2003. For the comparative six-month periods ended December 31, 2004 and 2003, selling, general and administrative expense decreased 17% to approximately $1,327,000 from $1,597,000, respectively, and represented approximately 92% and 56%, respectively, as a percentage of revenue.

The reduction in our selling, general and administrative expense for both the comparable quarters and the comparable six-month periods is due in large part to decreased management fees we paid under the terms of our former management agreement with Saigene Corporation. During fiscal 2004, we made several reductions in the amount of the monthly management fee: effective July 1, 2003, reduced to $70,000 from $90,000; effective February 1, 2004, reduced to $40,000 per month; and effective June 15, 2004, reduced to $20,000 per month.

Finally, effective August 31, 2004, we terminated the agreement, eliminating further management fees. For the comparable quarters ended December 31, 2004 and 2003, management fees decreased 100% to $0 from $210,000, respectively, and for the comparable six-month periods ended December 31, 2004 and 2003, management fees decreased 90% to approximately $40,000 from $420,000, respectively. Excluding Saigene management fees, selling, general and administrative expenses increased 13% to approximately $612,000 from $525,000 (approximately 61% and 97% as a percentage of revenue) for the quarters ended December 31, 2004 and 2003, respectively, and increased 9% to approximately $1,287,000 from $1,177,000 (approximately 89% and 41% as a percentage of revenue) for the six-month periods ended December 31, 2004 and 2003, respectively.

In both comparable periods, this increase in selling, general and administrative expenses (net of the Saigene management fees) was primarily the result of our legal fees, accounting expenses and printing expenses increasing to $176,000 from $72,000 for the quarters ended December 31, 2004 and 2003, respectively, and increasing to $329,000 from $134,000 for the six-month periods ended December 31, 2004 and 2003, respectively. This increase was primarily a result of work on our two resale registration statements. In addition, in both comparable periods there was an increase in laboratory administration and sales salaries and benefits, increasing 24% for the quarters ended December 31, 2004 and 2003, respectively, to $191,000 from $154,000 and increasing 15% for the six months ended December 31, 2004 and 2003, respectively, to $359,000 from $312,000.

Although selling, general and administrative expenses increased (net of the Saigene management fees), management salaries, consulting fees, commissions, board fees and related benefits and taxes fell 4% to $178,000 from $185,000 between the quarters ended December 31, 2004 and 2003, and fell 23% to $398,000 from $519,000 between the six-month periods ended December 31, 2004 and 2003, respectively. These expenses include certain consulting expense. Under the terms of consulting agreements dated August 28, 2002 with two of our directors, Terry Giles and Paul Kanan, we recorded aggregate consulting expenses of $30,000 in the quarter ended December 31, 2004, and $39,000 in the quarter ended December 31, 2003 (and $66,000 and $78,000 in the six-month periods ended December 31, 2004 and 2003, respectively). The consulting agreement with Mr. Kanan terminated on August 31, 2004, and thus there are no further consulting fees due to him. Overall, board and consulting fees fell 25% to $300,000 from $401,000 between the six-month periods ended December 31, 2004 and 2003, respectively.

The decrease in salaries, commissions, board fees and related benefits is a result of 1) decreased headcount and ongoing salary reductions of 15% to 20% for three management level selling, general and administrative employees, 2) decreased board fees, and 3) decreased commissions as a result of decreased revenues in the comparable year over year quarters. The decrease in board fees between the comparable quarters was primarily because the fees for the six-month period ended December 31, 2003 included a large accrual of $74,000 for past due board compensation. We recently adopted a new board compensation program for fiscal 2005. Commencing with the election of the board of directors at our annual stockholders' meeting on November 10, 2004, each non-employee director is entitled to an annual retainer of $15,000, plus $500 for each board meeting attended by such director during the fiscal year in excess of six meetings. Also any non-employee director serving on the audit committee or the compensation committee is entitled to $250 for each such committee meeting attended during the fiscal year in excess of six meetings for each such committee. Chairs of the Audit and Compensation Committees also receive an annual retainer of $2,500. In addition, effective at the annual stockholders' meeting, the size of the board was decreased from six to four directors, and as a result we currently anticipate that board fees for future quarters of fiscal 2005 will be less than in comparable quarters of fiscal 2004. The actual amount of board fees will depend on whether and when additional directors are added to the board.

Selling, general and administrative expenses also include compensation expense or income resulting from the May 2002 repricing of all outstanding stock options to the then-current market price of $0.06. To adjust these options to fair market value, we recognized expense of $2,529 and income of $55,000 for the quarters ended December 31, 2004 and 2003, respectively. For the comparable six-month periods ended December 31, 2004 and 2003, respectively, we recognized an expense of approximately $283 and income of $46,000. As of December 31, 2004, 7,902 repriced options remained outstanding, and as long as these options remain outstanding we will continue to recognize compensation expense (or income) as appropriate in future periods resulting from the repricing. The amount of compensation expense or income we recognize in the future will fluctuate based on the value of our common stock and the number of options that are outstanding as of each valuation date. (See "Note 11 to Notes to Consolidated Financial Statements" in our Report on Form 10-KSB for the fiscal year ended June 30,
2004).

We also incurred approximately $293,500 in fees and expenses in May 2004 (the fourth quarter of fiscal 2004), related to the 2004 Note, and we are amortizing these fees over the anticipated 36-month life of the 2004 Note. We recognized $39,000 of expense in the quarter ended December 31, 2004 (and $52,000 in expense for the six months then-ended) leaving an unamortized balance of $236,000 at December 31, 2004. This expense included $15,000 that would been recognized during the fiscal year ended June 30, 2004 and the quarter ended September 30, 2004, had we accrued the additional fees due to Source Capital. We began accruing for these fees during the quarter ended December 31, 2004. We had no comparable expense for either of the comparable periods ended December 31, 2003. For future quarters of fiscal 2005, we anticipate recognizing similar expense of $24,500 per quarter, assuming the 36-month term of the 2004 Note.

RESEARCH AND PRODUCT DEVELOPMENT:

---------------------------- ------------------------ --------- --------- ----------------------- ---------- ----------
DOLLARS IN THOUSANDS,
ROUNDED TO NEAREST              THREE MONTHS ENDED                          SIX MONTHS ENDED
THOUSAND                           DECEMBER 31,           $         %          DECEMBER 31,           $          %
                             ------------------------ --------- --------- ----------------------- ---------- ----------
                                2004         2003      Change    Change      2004        2003      Change     Change
---------------------------- ------------ ----------- --------- --------- ------------ ---------- ---------- ----------
RESEARCH AND PRODUCT
DEVELOPMENT                       $37         $39        $(2)      (5)%         $43         $77       $(34)     (44)%
---------------------------- ------------ ----------- --------- --------- ------------ ---------- ---------- ----------

PERCENTAGE OF REVENUES            4%           7%                               3%           3%
---------------------------- ------------ -----------                     ------------ ----------

Research and product development expenses consist mainly of our expenditures incurred in connection with development of our LIDA and cell viability technology held in our subsidiary PBI Technology.

For the comparable quarters ended December 31, 2004 and 2003, research and product development expenses decreased 5% to approximately $37,000 from $39,000. For the comparable six-month periods ended December 31, 2004 and 2003, research and product development expenses decreased 44% to approximately $43,000 from $77,000. Of these amounts for the periods ended December 31, 2004, $30,000 represented non-cash compensation to Utek Technologies. We engaged Utek as of September 30, 2004. (See "Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited), Summary of Significant Accounting Policies - Utek Agreement" for further discussion). Since we are accounting for our agreement with Utek in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 96-18, we will amortize additional non-cash compensation of $10,000 per month during the balance of the term of the agreement, and will apply this expense to our research and development expenses.

Excluding the amortization related to Utek's non-cash compensation, for the comparable quarters ended December 31, 2004 and 2003, research and product development expenses decreased 82% to approximately $7,000 from $39,000, and decreased 83% to approximately $13,000 from $77,000 for the comparable six-month periods ended December 31, 2004 and 2003. The decrease was primarily due to decreased compensation expense as a result of fewer employees in research and product development for the comparable periods. More specifically, in November 2003, as part of our efforts to reduce expenses, we enrolled our one employee in research and development in the Shared Work Program, and in February 2004, this employee was terminated, eliminating employee compensation expense in this area. The remaining research and development expenses consist primarily of legal fees for patent applications, supplies, and depreciation and amortization.

We anticipate that we will continue to incur research and development expenses related to our technology. However, if we are unable to increase revenues or raise additional funding to continue to fund our existing research and development efforts, we will seek to further reduce our research and development efforts and expenses.

OTHER EXPENSE:

---------------------------- ------------------------ --------- --------- ----------------------- ---------- ----------
DOLLARS IN THOUSANDS,
ROUNDED TO NEAREST              THREE MONTHS ENDED                          SIX MONTHS ENDED
THOUSAND                           DECEMBER 31,           $         %          DECEMBER 31,           $          %
                             ------------------------ --------- --------- ----------------------- ---------- ----------
                                2004         2003      Change    Change      2004        2003      Change     Change
---------------------------- ------------ ----------- --------- --------- ------------ ---------- ---------- ----------
OTHER EXPENSE                   $(136)       $(29)      $(107)    (369)%      $(269)       $(116)     $(153)    (132)%
---------------------------- ------------ ----------- --------- --------- ------------ ---------- ---------- ----------

PERCENTAGE OF REVENUES           (13)%        (5)%                             (19)%        (4)%
---------------------------- ------------ -----------                     ------------ ----------

Total other expense increased 369% to $136,000 from $29,000 during the quarters ended December 31, 2004 and 2003, respectively, and increased 132% to $269,000 from $116,000 during the six-month periods ended December 31, 2004 and 2003, respectively. A major component of other expense in the quarter and six months ended December 31, 2004 was approximately $142,000 and $277,000, respectively, of interest expense on the Laurus 2004 Note, other notes payable and lease obligations. Of this amount, approximately $44,000 and $84,000 was interest paid on the 2004 Note, for the three- and six-month periods ended December 31, 2004, respectively. In addition, we recorded $72,000 and $139,000 of expense related to the amortization of the intrinsic value of the beneficial conversion feature of the 2004 Note for the three- and six-month periods ended December 31, 2004, respectively. As of December 31, 2004, of the total $1,257,000 of initially recorded discounts on the 2004 Note, we had amortized as interest expense approximately $161,000, as of December 31, 2004. Therefore, as of December 31, 2004, $1,096,000 remained unamortized and will be amortized, using the effective interest method, over the remaining life of the 2004 Note or upon its earlier conversion. (See "Note 8 to Notes to Consolidated Financial Statements" in our Report on Form 10-KSB for the fiscal year ended June 30, 2004). We entered into the financing arrangement with Laurus effective May 28, 2004, so we had no such comparable expenses related to the secured convertible note for the comparable quarter or six -month period ended December 31, 2003.

Other expense in the quarter ended December 31, 2003 included approximately $31,000 of interest expense on notes payable and lease obligations, $16,000 in accrued interest income from a related party (Saigene), and $72,000 in expense resulting from a loss on the receipt of common stock instead of cash in payment of a $200,000 note receivable from Saigene. In the quarter ended December 31, 2004 there was no comparable loss, nor any material interest income.

For the six-month period ended December 31, 2003 , other expense included approximately $61,000 of interest expense on notes payable and lease obligations, $17,000 in accrued interest income from a related party (Saigene), and $72,000 in expense resulting from a loss on the receipt of common stock instead of cash in payment of a $200,000 note receivable from Saigene. In the six-month period ended December 31, 2004 there was no comparable loss, nor any material interest income.

NET LOSS:

---------------------------- ------------------------ --------- --------- ----------------------- ---------- ----------
DOLLARS IN THOUSANDS,
ROUNDED TO NEAREST              THREE MONTHS ENDED                          SIX MONTHS ENDED
THOUSAND                           DECEMBER 31,           $         %          DECEMBER 31,           $          %
                             ------------------------ --------- --------- ----------------------- ---------- ----------
                                2004         2003      Change    Change      2004        2003      Change     Change
---------------------------- ------------ ----------- --------- --------- ------------ ---------- ---------- ----------
NET LOSS                        $(363)       $(711)        $348     49%      $(1,192)      $(692)     $(500)    (72)%
---------------------------- ------------ ----------- --------- --------- ------------ ---------- ---------- ----------

PERCENTAGE OF REVENUES           (36)%       (131)%                            (83)%       (24)%
---------------------------- ------------ -----------                     ------------ ----------

We had a net loss of approximately $363,000 for the quarter ended December 31, 2004 compared to a net loss of approximately $711,000 for the quarter ended December 31, 2003. This difference between the net losses for the quarters was primarily attributable to our significantly increased revenues in the comparable quarters. The increase in gross margin along with the decrease in selling, general and administrative expenses were offset partially by the increase in other expense discussed above.

We had a net loss of approximately $1,192,000 for the six-month period ended December 31, 2004 compared to a net loss of approximately $692,000 for the six-month period ended December 31, 2003. This difference between the net losses was primarily attributable to our significantly decreased revenues in the comparable six-month periods and the increased interest expense related to the 2004 Note with Laurus. These additional expenses were only partially offset by decreases in laboratory expenses and cost of goods sold and selling, general and administrative expenses, and research and product development expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES:

We had significant net operating losses for the six-month period ended December 31, 2004 and the fiscal year ended June 30, 2004. Revenues for the six-month period ended December 31, 2004 and our fiscal year ended June 30, 2004 were significantly lower than those in the comparable prior fiscal year periods, although we saw improvements in revenues during the second quarter of the current 2005 fiscal year. Unless revenues increase, we will likely continue to experience significant losses and our cash and working capital positions will be adversely impacted. Our operations historically have been funded through revenues generated from operations and from the sale and issuance of our common stock, preferred stock and debt.

At December 31, 2004, our cash and cash equivalents were approximately $1,435,000, compared to approximately $2,941,000 at June 30, 2004. The decrease in our cash and equivalents is primarily attributable to our net operating loss. To a lesser degree the net decrease in our cash and cash equivalents is the result of 1) certain payments made on our notes payable 2) our initial payment on our annual D&O insurance policy (the future obligations are reflected on the balance sheet as prepaid expenses and accrued liabilities), 3) other prepaid expenses, and 4) payments we made on our accounts payable. In addition, in connection with termination of the management agreement with Saigene, effective July 1, 2004 we purchased from Saigene certain computer equipment and other furniture and equipment that Saigene used in our laboratory, for approximately $15,000 cash and a payable of $59,000 (as described in more detail below). We have no off-balance sheet financing arrangements. As of December 31, 2004, we also had restricted cash of approximately $71,000 which represents a security deposit in connection with our office lease in Seattle, Washington that expires in July 2007. We are obligated to maintain the restricted cash security deposit through the term of the lease.

At December 31, 2004, we had approximately $823,000 in accounts receivable, compared to approximately $367,000 as of June 30, 2004, reflecting the timing of revenues billed and collected. We generally have a high collectibility rate on our accounts receivable, and our allowance for doubtful accounts is only $22,100 which we believe is reasonable based on our past experience. Our accounts receivable generally reflect our billings, and may include one or several individually large customer receivables from time to time. For example, as of June 30, 2004, approximately 41% of our receivables balance of approximately $367,000 was from one clinical service contract, which was subsequently paid in full in the quarter ended September 30, 2004. We had no such single receivable that represented a significant portion of our accounts receivable balance as of December 31, 2004.

Additionally, given the significant decrease in our revenues for the six-month period ended December 31, 2004 as compared to the six-month period ended December 31, 2003, accounts receivable represented a proportionately larger percentage of revenues in the current quarter at approximately 57% compared to 15% as of December 31, 2003.

Total liabilities recorded on our balance sheet as of December 31, 2004 were approximately $3,778,000 compared to approximately $3,519,000 as of June 30, 2004. The slight increase in liabilities was the result of an increase in customer advances, an increase in the booked value of our 2004 Note as the beneficial discount is amortized, and an increase in accrued liabilities, offsetting our payments against accounts payable and certain notes payable. A significant component of our liabilities are represented by the 2004 Note with Laurus (See "BUSINESS -- Laurus Debt Investment" in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004), and, to a lesser degree, our prior borrowings in fiscal 2004 under our $250,000 credit facility with Franklin Funding. As required by U.S. generally accepted accounting principles, the liability we recorded for the 2004 Note reflected a discount from the face value of the note by approximately $1,096,000, related to the valuation of the beneficial conversion feature and the warrants. During the six-month period ended December 31, 2004, Laurus converted $37,100 of the principal amount due and as of December 31, 2004 the remaining principal balance on the 2004 Note was $2,462,900.

Accordingly, if the discount to face value is disregarded, our total liabilities as of December 31, 2004 and June 30, 2004, respectively, would be approximately $4,874,000 and $4,755,000.

Included in liabilities at December 31, 2004 was an obligation of approximately $59,000 payable to Saigene from our purchase of certain computer equipment and other furniture and equipment from Saigene in July 2004. We also entered into an office sharing agreement for Saigene to use some of our office space. For each month of that office-sharing agreement, our $59,000 payable to Saigene will be reduced at a (non-cash) rate of $1,540 per month. At December 31, 2004 our obligation to Saigene was approximately $52,000.

At December 31, 2004, we had working capital of approximately $224,000, compared to working capital of approximately $1,415,000 at June 30, 2004. The approximately $1,191,000 decrease in working capital is attributable to several changes in the components of working capital. Changes providing favorable impact include increases in accounts receivable, prepaid expenses, deferred financing costs related to the 2004 Note, property and equipment, along with decreases in accounts payable, and, except for additional borrowings of (and the additional long-term portions, net of discounts, payable on) $2.5 million under our 2004 Note and $250,000 under our loan and security agreement with Franklin Funding, decreases in our current and long term notes payable and lease obligations. Changes negatively impacting our working capital since June 30, 2004 include decreases in our cash, along with increases in our advances from customers, accrued liabilities, and the long-term portion of our 2004 Note and $250,000 under our loan and security agreement with Franklin Funding. In addition, our working capital position at December 31, 2004 and June 30, 2004, respectively, gives effect to approximately $363,000 and $304,000 of discounts recorded on the current portion of our 2004 Note, as required by U.S. generally accepted accounting principles. If this discount were disregarded, we would have a working capital deficit of approximately $140,000 and working capital surplus of $1,111,000, respectively, at December 31, 2004 and June 30, 2004.

Net cash used in operating activities was approximately $1,181,000 for the six-month period ended December 31, 2004, primarily to fund our net loss and changes in our working capital. For the six-month period ended December 31, 2004, net cash used in operations included the effect of approximately $77,000 in depreciation and amortization, approximately $139,000 of amortization related to the 2004 Note and $283 in income recognized in accordance with accounting for stock options under variable pricing rules as it relates to our May 2002 repricing of stock options. Our investing activities used approximately $105,000 for the six-month period ended December 31, 2004 primarily for the purchase of capital equipment from Saigene discussed above. Cash flows used in financing activities included approximately $221,000 in payments on notes payable, notes payable to related parties, and payments on capital lease obligations.

As described above, although we experienced a significant increase in revenues for the quarter ended December 31, 2004, we incurred significant net losses. Except for the proceeds from our 2004 Note with Laurus, we have realized a degradation of our cash and working capital position from operations, throughout fiscal 2004 that has continued through the first six months of fiscal 2005. We expect these trends will continue during fiscal 2005, although possibly at a lower rate. In an effort to become more competitive and to increase our revenues, we are currently actively increasing our business development activities, and planning to make additional investments in our technology infrastructure, operations and other areas of our business. These efforts will use significant amounts of time, effort and funding. Our efforts to control expenses, generate revenue and raise sufficient capital may not be successful. With the prior cash infusions from the Laurus debt investment in May 2004 (See "BUSINESS -- Laurus Debt Investment" in our Annual Report on Form 10-KSB for the year ended June 30, 2004) and our private placement in March 2004, and the recent additional Laurus debt investment in January 2005 and six-month principal payment deferral on the 2004 Note (see "Note 6 to Notes to Condensed Consolidated Financial Statements - Subsequent Events -- LAURUS DEBT INVESTMENT-- JANUARY 2005 $1.5 MILLION SECURED CONVERTIBLE NOTE" and "-- LAURUS WAIVER -- MAY 2004 $2.5 MILLION SECURED CONVERTIBLE NOTE"), we expect that our current cash, current assets and any cash flows from operations will be sufficient to fund operations through February 1, 2006. However, any further decreases in revenue would adversely affect our financial condition, and we may need to seek additional capital during fiscal 2005 or 2006. We may not be able to raise sufficient financing, whether debt or equity. We have no additional amounts available to us under our Franklin Funding credit facility, and we do not have any other credit facility in place. In addition, based on the terms of the Laurus debt financings, raising additional capital may be difficult or highly dilutive to existing stockholders.

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

On September 20, 2004 and on November 10, 2004, our prior independent registered public accounting firm orally notified our management and audit committee that they had identified a significant deficiency regarding our internal controls. The deficiency noted was the lack of segregation of duties within the accounting department. This significant deficiency was not believed to be a material weakness. To correct such deficiency, we made changes in assigned roles and responsibilities, and formalized in writing some of our established internal policies that we have been complying with but had not previously been reduced to writing. We believe that we have taken appropriate action to correct the significant deficiency.

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

On December 28, 2004, we entered into an engagement agreement with Williams & Webster P.S. to serve as our new independent registered public accountants to audit our financial statements for our fiscal year ending June 30, 2005. The decision to engage Williams & Webster as our independent registered public accountants was approved by our audit committee. The engagement of Williams & Webster was made following the resignation on December 6, 2004 of Grant Thornton LLP as our prior independent registered public accounting firm. During our two most recent fiscal years and the subsequent interim period through December 28, 2004, we had not consulted with Williams & Webster regarding any matter or event.

PART II - OTHER INFORMATION

ITEM 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed above and in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, in May 2004 we issued to Laurus Master Fund, Ltd. a $2.5 million secured convertible note and warrants. The note and warrants were issued pursuant to the exemption from registration provided by Rule 506 under Regulation D of the Securities Act of 1933. Through January 31, 2005, Laurus has three times exercised its option to convert a portion of the outstanding principal on the 2004 Note into shares of our common stock. The current conversion rate on the 2004 Note is $1.06 per share. During the quarter ended December 31, 2004, Laurus converted $37,100 of the outstanding principal into 35,000 shares of our common stock. During January 2005, Laurus converted an additional $15,900 of the principal into 15,000 shares of our common stock, leaving a principal balance of $2,447,000.

In addition, as discussed above (see "Note 6 to Notes to Condensed Consolidated Financial Statements - Subsequent Events -- LAURUS DEBT INVESTMENT-- JANUARY 2005 $1.5 MILLION SECURED CONVERTIBLE NOTE"), on January 31, 2005 we issued to Laurus Master Fund, Ltd. a $1.5 million secured convertible note and related warrants, including warrants for the principal payment deferral. The note and warrants were issued pursuant to the exemption from registration provided by Rule 506 under Regulation D of the Securities Act of 1933.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2004 annual meeting of stockholders held on November 10, 2004, the four director-nominees were duly elected on the following vote, each for a one-year term:

                           Affirmative Votes           Votes Withheld
                           -----------------           --------------

Ronald R. Helm                  8,773,139                  1,944
Terry M. Giles                  8,773,139                  1,944
Paul G. Kanan                   8,773,139                  1,944
Richard W. Palfreyman           8,773,472                  1,611

ITEM 6  EXHIBITS

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

         Dated:  February 14, 2005

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