Form 10QSB
period 2005-03-31
PACIFIC BIOMETRICS INC
filed 2005-05-16
CIK 1020475

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

                  For the Quarterly Period Ended March 31, 2005


          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _________ to _________

                                 --------------


                         Commission File Number 0-21537





                            PACIFIC BIOMETRICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                    93-1211114
    -------------------------------                     ----------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification Number)


     220 WEST HARRISON STREET
     SEATTLE, WASHINGTON 98119                            (206) 298-0068
---------------------------------------          -------------------------------
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

As of May 14, 2005, the issuer had outstanding 13,445,622 shares of common stock

Transitional Small Business Disclosure Format:                  Yes [_]   No [X]

================================================================================

                            PACIFIC BIOMETRICS, INC.

                              INDEX TO FORM 10-QSB




                                                                            PAGE
PART I - FINANCIAL INFORMATION                                              ----

ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 2005 (unaudited)
         and June 30, 2004 (audited)........................................   3

         Consolidated Statements of Operations for the three- and
         nine-month periods ended March 31, 2005 and 2004 (unaudited).......   4

         Consolidated Statements of Cash Flows for the nine-month
         periods ended March 31, 2005 and 2004 (unaudited)..................   5

         Condensed Notes to Consolidated Financial Statements (unaudited)...   6


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................  11


ITEM 3 - CONTROLS AND PROCEDURES............................................  21






PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS...........................................................  21


SIGNATURES..................................................................  22

                            PACIFIC BIOMETRICS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,       JUNE 30,
                                                                        2005            2004
                                                                     (unaudited)      (audited)
                                                                    ----------------------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                       $  2,375,848    $  2,941,014
    Accounts receivable, net of allowance for doubtful accounts
      of $22,100 and $22,100, respectively                               649,972         367,449
    Prepaid expenses and other assets                                    325,553          78,999
    Deferred financing cost on secured convertible note -
      current portion                                                    153,833          64,500
                                                                    ------------    ------------
          Total current assets                                         3,505,206       3,451,962

Property and equipment, net                                              402,568         407,548

Other assets:
    Deferred financing cost on secured convertible note -
      net of current portion                                             216,806         123,625
    Restricted cash                                                       71,715          71,395
                                                                    ------------    ------------
          Total assets                                              $  4,196,295    $  4,054,530
                                                                    ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                $    235,798    $    479,446
    Accrued liabilities                                                  750,902         647,986
    Advances from customers                                              626,222         210,922
    Capital lease obligation - current portion                            49,162          48,253
    Note payable to related parties - current portion                         --          22,183
    Secured convertible notes - current portion, net of
      unamortized fair value assigned to beneficial conversion
      feature and warrants of $564,502 and $304,349, respectively        318,830         278,982
    Other notes payable - current portion                                362,082         349,002
                                                                    ------------    ------------
          Total current liabilities                                    2,342,996       2,036,774

Long-term liabilities:
    Capital lease obligations - net of current portion                   123,728         160,487
    Secured convertible notes - net of current portion, net of unamortized fair value assigned to beneficial conversion
      feature and warrants of $1,105,505 and $931,133, respectively    1,958,163         985,536
   Other notes payable - net of current portion                           69,035         336,510
                                                                    ------------    ------------
          Total long-term liabilities                                  2,150,926       1,482,533
                                                                    ------------    ------------
          Total liabilities                                            4,493,922       3,519,307
                                                                    ------------    ------------
Stockholders' equity (deficit):
    Preferred stock, $0.01 par value, 5,000,000 shares authorized
      Series A preferred stock, 1,550,000 shares designated,
      1,550,000 shares issued and outstanding, liquidation
      preference of $2.00 per share, aggregating $3,100,000               15,500          15,500
    Common stock, $0.01 par value, 30,000,000 shares authorized
      13,353,550 and 13,048,820 shares issued and outstanding,
      respectively                                                       305,261         302,214
    Additional paid-in capital                                        24,286,761      23,338,016
    Accumulated deficit                                              (24,903,726)    (23,119,084)
    Treasury stock                                                        (1,423)         (1,423)
                                                                    ------------    ------------
          Total stockholders' equity (deficit)                          (297,627)        535,223
                                                                    ------------    ------------
          Total liabilities and stockholders' equity (deficit)      $  4,196,295    $  4,054,530
                                                                    ============    ============

                The accompanying condensed notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED MARCH 31,    NINE MONTHS ENDED MARCH 31,
                                              ----------------------------    ----------------------------
                                                  2005            2004            2005            2004
                                              ------------    ------------    ------------    ------------
Revenues                                      $  1,048,030    $    547,676    $  2,491,526    $  3,389,974
                                              ------------    ------------    ------------    ------------

Laboratory expenses and cost of sales              754,354         432,233       1,750,107       2,175,928
                                              ------------    ------------    ------------    ------------
          Gross Profit                             293,676         115,443         741,419       1,214,046

Operating expenses:
    Research and product development                38,505          17,252          81,904          94,605
    Selling, general and administrative            669,988         749,564       1,997,306       2,346,402
                                              ------------    ------------    ------------    ------------

Operating loss                                    (414,817)       (651,373)     (1,337,791)     (1,226,961)
                                              ------------    ------------    ------------    ------------

Other income (expense):
    Interest expense                              (186,548)        (30,378)       (463,702)        (91,326)
    Interest income                                  3,829              81           4,369          16,590
    Other income                                     5,312          42,275          12,482          42,807
    Loss on settlement of note receivable
      from related party                                --              --              --         (72,072)
                                              ------------    ------------    ------------    ------------
                                                  (177,407)         11,978        (446,851)       (104,001)

Net loss before income taxes                      (592,224)       (639,395)     (1,784,642)     (1,330,962)
                                              ------------    ------------    ------------    ------------

Income taxes                                            --              --              --              --
                                              ------------    ------------    ------------    ------------

Net loss                                          (592,224)       (639,395)     (1,784,642)     (1,330,962)
                                              ============    ============    ============    ============

Preferred stock dividend                                --          (2,020)             --          (6,074)
                                              ------------    ------------    ------------    ------------

Net loss applicable to common stockholders    $   (592,224)   $   (641,415)   $ (1,784,642)   $ (1,337,036)
                                              ============    ============    ============    ============

Net loss per share:
    Basic loss per share                      $      (0.05)   $      (0.06)   $      (0.14)   $      (0.14)
                                              ============    ============    ============    ============
    Diluted loss per share                    $      (0.05)   $      (0.06)   $      (0.14)   $      (0.14)
                                              ============    ============    ============    ============

Weighted average common shares outstanding:
    Basic                                       12,700,217      11,022,263      12,532,567       6,901,768
                                              ============    ============    ============    ============
    Diluted                                     12,700,217      11,022,263      12,532,567       6,901,768
                                              ============    ============    ============    ============



                The accompanying condensed notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   NINE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                      2005            2004
                                                                                  ------------    ------------
Cash flows from operating activities:
    Net loss                                                                      $ (1,784,642)   $ (1,330,962)

    Reconciliation of net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                    112,636          85,458
      Amortization of fair value assigned to beneficial conversion feature
        and warrants                                                                   242,102              --
      Amortization of deferred financing costs on secured convertible note             (75,514)             --
      Interest income on note receivable from related party settled by
        common stock                                                                        --         (16,218)
      Board compensation settled by stock options                                           --          24,840
      Loss on settlement of note receivable from related party                              --          72,072
      Compensation expense (income) from fair value adjustment to options                  915         (43,742)
      Changes in assets and liabilities:
         Accounts receivable, net                                                     (282,523)        (14,757)
         Inventories                                                                        --          77,559
         Prepaid expenses and other assets                                             (25,304)        (56,231)
         Advances from customers                                                       415,300         126,663
         Accounts payable                                                             (243,648)       (123,598)
         Accrued liabilities                                                           102,916          82,285
         Deferred compensation                                                              --          21,980
         Stock options granted at less than fair market value                               --           2,584
                                                                                  ------------    ------------
            Net cash used in operating activities                                   (1,536,762)     (1,092,067)
                                                                                  ------------    ------------

Cash flows from investing activities:
      Purchases of capital equipment                                                  (107,656)        (74,047)
                                                                                  ------------    ------------
            Net cash used in investing activities                                     (107,656)        (74,047)
                                                                                  ------------    ------------

Cash flows from financing activities:
    Payments on notes payable                                                         (254,395)       (127,322)
    Payments on notes payable to related parties                                       (22,183)        (84,191)
    Transfer to restricted cash                                                           (320)           (241)
    Net proceeds from loan and security agreement                                           --         250,000
    Payments on capital lease obligations                                              (35,850)        (43,967)
    Payment of cash dividends                                                               --          (5,684)
    Net proceeds from exercise of stock options                                             --           1,564
    Net proceeds from private placement of common stock                                     --       1,711,113
    Net proceeds from secured convertible note payable, net of
      financing cost                                                                 1,392,000              --
                                                                                  ------------    ------------
            Net cash provided by financing activities                                1,079,252       1,701,272
                                                                                  ------------    ------------

Net increase (decrease) in cash and cash equivalents                                  (565,166)        535,158
Cash and cash equivalents, beginning of period                                       2,941,014         440,326
                                                                                  ------------    ------------

Cash and cash equivalents, end of period                                          $  2,375,848    $    975,484
                                                                                  ============    ============

Cash paid during the period for interest                                          $    194,648    $     63,235
                                                                                  ============    ============
Cash paid during the period for income taxes                                      $         --    $         --
                                                                                  ============    ============


Non-Cash Activities
    Common stock issued as compensation of investor relations to IRG              $    101,250              --
    Common stock issued upon conversion of principal on Laurus convertible note   $     53,000              --
    Common stock issued as compensation of R&D costs related to Utek Agreement    $    120,000              --
    Preferred stock dividends accrued                                                       --    $      6,074
    Shares released from escrow under restructure agreement with prior landlord             --    $        833
    Warrants issued in consideration of issuance costs for private placement                --    $    189,487
    Note receivable from related party settled by common stock                              --    $    200,000



                The accompanying condensed notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                                 MARCH 31, 2005
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods. Operating results for the three- and nine-month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. The accompanying unaudited financial statements and related condensed notes should be read in conjunction with the audited financial statements and the Form 10-KSB of Pacific Biometrics, Inc. and notes thereto, for its fiscal year ended June 30, 2004.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK-BASED COMPENSATION

The Company has a stock-based employee compensation plan. For the three- and nine-month periods ended March 31, 2005, 90,000 stock options were granted under the employee compensation plan. The Company applies APB Opinion 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations in accounting for its plan. The Company has adopted the disclosure-only provisions of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." Had compensation cost been determined based on the fair value of stock options granted in a manner consistent with the method promulgated by SFAS No. 123, the Company's net loss and loss per share would have been changed to the pro forma amounts below for the three- and nine-month periods ended March 31:

                                                        THREE MONTHS ENDED MARCH 31,     NINE MONTHS ENDED MARCH 31,
                                                        ----------------------------    ----------------------------
                                                            2005            2004            2005            2004
                                                        ------------    ------------    ------------    ------------
      Net loss as reported                              $   (592,224)   $   (641,415)   $ (1,784,642)   $ (1,337,036)
      Deduct: Total stock-based employee compensation
         awards, net of related tax benefits                  86,399          81,436          86,399         257,665
                                                        ------------    ------------    ------------    ------------
         Pro forma net loss                             $   (678,623)   $   (722,851)   $ (1,871,041)   $ (1,594,701)
                                                        ============    ============    ============    ============
      Net loss per share:
         Basic - as reported                            $      (0.05)   $      (0.06)   $      (0.14)   $      (0.14)
                                                        ============    ============    ============    ============

         Diluted - as reported                          $      (0.05)   $      (0.06)   $      (0.14)   $      (0.14)
                                                        ============    ============    ============    ============
         Basic - pro forma                              $      (0.05)   $      (0.07)   $      (0.15)   $      (0.17)
                                                        ============    ============    ============    ============
         Diluted - pro forma                            $      (0.05)   $      (0.07)   $      (0.15)   $      (0.17)
                                                        ============    ============    ============    ============


VARIABLE ACCOUNTING

On May 3, 2002, the Board of Directors voted to reduce the exercise price of all then outstanding options to $0.06 per share. No initial expense was recognized on this repricing, as the new exercise price equaled the market value of the Company's common stock on that date. As of March 31, 2005 and 2004, respectively, 7,902 and 41,140 of these options remained outstanding. For the three-month periods ended March 31, 2005 and 2004, in accordance with accounting for options under variable pricing rules, the Company recognized approximately $632 and $2,307, respectively, in compensation expense. For the nine-month periods ended March 31, 2005 and 2004, in accordance with accounting for options under variable pricing rules, the Company recognized approximately $(915) and $43,742, respectively, in compensation income (expense). The Company will recognize compensation expense in the future for all outstanding repriced stock options if the market value of its common stock increases, and will recognize compensation income if the market value of its common stock decreases.

BENEFICIAL CONVERSION FEATURE

In May 2004, the Company issued a $2.5 million secured convertible promissory note, with an initial maturity date of May 28, 2007, and stock purchase warrants. In January 2005, the Company issued a $1.5 million secured convertible promissory note, with an initial maturity date of January 31, 2008, and stock purchase warrants. In accordance with Financial Accounting Standards Board
(FASB) Emerging Issues Task Force Issue (EITF) No. 98-5 and FASB EITF No. 00-27, using the relative fair value method of Accounting Principles Board Opinion 14 ("APB 14"), the Company recorded a beneficial conversion feature (BCF) related to the issuance of these convertible debt instruments having conversion features at fixed rates that were in-the-money when issued, and also recorded the value allocated to the stock purchase warrants issued with those instruments. The BCF for the convertible debt instruments and value allocated to the stock purchase warrants are measured and recognized by allocating a portion of the proceeds to additional paid-in capital with an offset to the discount on the convertible instruments.

For these convertible debt instruments and related stock purchase warrants, the recorded discounts are amortized as interest expense using the effective interest method over the life of the debt instruments. For the three- and nine-month periods ended March 31, 2005, the Company amortized $103,095 and $242,102, respectively, associated with its two secured convertible notes, leaving an unamortized balance of $1,670,007 at March 31, 2005. There were no comparable amortization charges during the comparable three- and nine-month periods ended March 31, 2004.

UTEK AGREEMENT

Effective September 30, 2004, the Company entered into a one-year agreement with Utek Technologies ("Utek") to assist the Company in locating potential licensing, royalty or asset sale opportunities for some or all of the technology assets held in the Company's subsidiary, PBI Tech. The Company issued to Utek 129,730 unregistered shares of common stock as compensation, with 1/12th of the shares (10,810 shares) vesting each month during the term of the agreement. As of March 31, 2005, 64,860 shares had vested. In the event the aggregate value of the shares upon vesting is less than $120,000, the Company is obligated to issue additional shares upon completion of the agreement. In the event of termination before the completion of the agreement, all unvested shares of common stock shall be returned to the Company. In accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue (EITF) No. 96-18, the Company recorded a prepaid expense of $120,000 related to the issuance of 129,730 shares of unregistered common stock over the term of the agreement. During the quarter and nine-month period ended March 31, 2005, the Company amortized $30,000 and $60,000 of this prepayment associated with the Utek agreement and applied this expense to its research and development expenses.

INVESTOR RELATIONS GROUP AGREEMENT

Effective January 30, 2005, the Company entered into a one-year agreement with Investor Relations Group, Inc. ("IRG") to provide the Company investor relations and public relations services. The Company issue to IRG as compensation 125,000 unregistered shares of common stock that vested immediately. In addition, the Company agreed to pay a monthly maintenance fee of $15,500 per month beginning February 1, 2005. In accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue (EITF) No. 96-18, the Company recorded a prepaid expense of $101,250 related to the issuance of 125,000 shares of unregistered common stock over the 12-month term of the agreement. The Company will amortize this expense to Selling, General and Accounting expenses at $8,438 per month. During both the quarter and nine-month period ended March 31, 2005, the Company amortized $16,875 of this prepayment.

LOSS PER SHARE

Basic loss per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options that have vested or will vest within 60 days of March 31, 2005 and warrants using the "treasury stock" method and the effect of preferred stock on an as-converted basis. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding and does not include the effect of dilution from outstanding stock options that have vested or will vest within 60 days of March 31, 2005 and warrants using the "treasury stock" method and the effect of preferred stock on an as-converted basis. All per share calculations exclude treasury shares and shares held in trust as security for a note payable. Net earnings (loss) applicable to common stockholders includes cumulative dividends on the Series B Preferred Stock of $0 for both the three- and nine-month periods ended March 31, 2005 and $2,020 and $6,074 for the three- and nine-month periods ended March 31, 2004, respectively. The shares of Series B Preferred Stock have all been converted into common stock, and are no longer outstanding and subject to dividends subsequent to May 31, 2004.

Components of basic and diluted loss per share were as follows for the three- and nine-month periods ended March 31:

                                         THREE MONTHS ENDED  MARCH 31,    NINE MONTHS ENDED MARCH 31,
                                         ----------------------------    ----------------------------
                                             2005            2004            2005            2004
                                         ------------    ------------    ------------    ------------
Net loss (A)                             $   (592,224)   $   (639,395)   $ (1,784,642)   $ (1,330,962)
Preferred stock dividend                           --          (2,020)             --          (6,074)
                                         ------------    ------------    ------------    ------------
Net loss applicable to common
   stockholders (B)                      $   (592,224)   $   (641,415)   $ (1,784,642)   $ (1,337,036)
                                         ============    ============    ============    ============
Weighted average number of outstanding
   shares of common stock (C)              12,700,217      11,022,263      12,532,567       9,420,913
                                         ============    ============    ============    ============
Weighted average number of outstanding
   shares of common stock and common
   stock equivalents (D)                   12,700,217      11,022,263      12,532,567       9,420,913
                                         ============    ============    ============    ============
Loss per share:
   Basic (B/C)                           $      (0.05)   $      (0.06)   $      (0.14)   $      (0.14)
   Diluted (A/D)                         $      (0.05)   $      (0.06)   $      (0.14)   $      (0.14)

Due to the Company's net losses for the three- and nine-month periods ended March 31, 2005 and 2004, common stock equivalents related to the Company's a) in-the-money, vested options, b) in-the-money warrants, and c) convertible preferred stock were not used in the computation of diluted loss per share because the effect would be anti-dilutive. As of March 31, 2005 the Company's common stock equivalents included: a) in-the-money, vested options to purchase 878,830 shares of common stock; b) in-the-money warrants to purchase 590,727 shares of common stock; and c) 1,550,000 shares of Series A Preferred Stock convertible into 516,667 shares of common stock. As of March 31 2004, the Company's common stock equivalents included: a) in-the-money, vested options to purchase 520,212 shares of common stock; b) in-the-money warrants to purchase 570,727 shares of common stock; c) 1,550,000 shares of Series A Preferred Stock convertible into 516,667 shares of common stock and d) 33,666.66 shares of Series B Preferred Stock convertible into 33,666 shares of common stock. Effective May 31, 2004, the holders of the Series B Preferred Stock exchanged all their Series B Preferred Stock plus accrued dividends for 104,294 shares of common stock. Prior to that date, the Series B Preferred Stock was convertible into 33,666 shares of common stock.

DEFERRED FINANCE COSTS

In conjunction with the Company's two secured convertible note transactions in May 2004 and January 2005 with Laurus Master Fund, Ltd., a New York City based investment fund ("Laurus"), the Company paid and accrued various fees and expenses totaling $461,500. These fees and expenses are being amortized to general and administrative expenses at the rate of $8,153 per month over the life of the $2.5 million note beginning in June 1, 2004, and at the rate of $4,667 per month over the life of the January 2005 $1.5 million note beginning in February 1, 2005. As of March 31, 2005, the combined unamortized balance for the two notes was $370,639.

3.    GOING CONCERN AND MANAGEMENT'S PLANS

The Company had net losses for the three- and nine-month periods ended March 31, 2005 and for the fiscal year ended June 30, 2004. Although the Company had net earnings in fiscal 2003, it experienced a net loss from operations. The Company has historically experienced recurring losses from operations and has had cash flow shortages. While the Company currently has a working capital surplus of $1,162,210 at March 31, 2005, it had significant amounts of debt, including two secured convertible notes and other notes payable of $2,708,110 and other liabilities of $1,785,812, and stockholders' deficit of $297,627. If the beneficial conversion feature of the two secured convertible notes totaling $1,670,007 were included, total liabilities at March 31, 2005 would equal $6,163,929 and stockholders' deficit would be $1,967,634. Historically, the Company has had deficiencies in working capital and stockholders' equity and has had significant amounts of current and past due debt and payables. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence for the near term.


4.    CONCENTRATION OF CREDIT RISK

One customer, Pfizer, Inc., individually accounted for approximately 36% and 76% of the Company's total revenues for the fiscal years ended June 30, 2004 and 2003. For the three- and nine-month periods ended March 31, 2005 Pfizer accounted for 16% and 25% of the Company's total revenues. This compares to Pfizer's percentages of total revenues for the three- and nine-month periods ended March 31, 2004 of 68% and 18%, respectively. For the three- and nine-month periods ended March 31, 2005, combined revenues from the Company's five largest customers were approximately 76% and 69%, respectively. This compares to 87% and 85% of total revenues for the Company's top five customers for the three- and nine-month periods ended March 31, 2004. As a comparison, revenues from the Company's five largest customers represented approximately 86% and 88% of total revenues for the fiscal years ended June 30, 2004 and 2003, respectively.

The Company maintains its cash in two commercial accounts at major financial institutions and one commercial account at another financial institution. Although the financial institutions are considered creditworthy and have not experienced any losses on their deposits, at March 31, 2005, the Company's cash balance at one of the institutions exceeded Federal Deposit Insurance Corporation (FDIC) limits by $2,275,848.


5.    RELATED PARTY TRANSACTIONS

Effective July 1, 2004, the Company purchased certain computer equipment and other furniture and equipment from Saigene Corporation, a related party. The property and equipment was valued at $73,585 and the Company paid $15,000 in cash and recorded an account payable to Saigene of $58,585. The Company also entered into an office sharing agreement for Saigene to use some of the Company's office space. For each month of that office-sharing agreement, the $58,585 payable to Saigene is being reduced at a (non-cash) rate of $1,540 per month. At March 31, 2005 the balance due to Saigene was $15,575 (net of approximately $1,000 in miscellaneous expenses and fees due to the Company from Saigene).


6.    SUBSEQUENT EVENTS

DEFERRAL & EXTENSION OF SECURED CONVERTIBLE NOTES

On May 6, 2005 Laurus and the Company amended the terms of the two outstanding secured convertible notes payable to Laurus, to provide for a twelve-month deferral and extension of both notes. With respect to the $2.5 million secured convertible note issued in May 2004 (the "2004 Note"), Laurus agreed to (a) extend the term for an additional year, to be due in full on May 28, 2008, and
(b) defer 12 months of principal payments (originally due June 1, 2005 through May 1, 2006) to be paid monthly beginning June 1, 2007 through May 1, 2008. With respect to the $1.5 million secured convertible note issued in January 2005 (the "2005 Note"), Laurus agreed to (a) extend the term for an additional year, to be due in full on January 31, 2009, and (b) defer 12 months of principal payments (originally due August 1, 2005 through July 1, 2006) to be paid monthly beginning February 1, 2008 through January 1, 2009, with the balance on the 2005 Note to be paid in full on January 31, 2009.

As a result of these amendments, the first repayments of principal owed to Laurus on the 2004 and 2005 Notes are now June 1, 2006 and August 1, 2006, respectively and the maturity dates for the 2004 and 2005 Notes are now May 1,

2008 and January 1, 2009, respectively. There was no change in the interest rate charged by Laurus on the unpaid principal. Furthermore, in subsequent quarters the Company anticipates adjusting the amortization schedules related to the beneficial conversion feature, stock purchase warrants and deferred finance costs.

In consideration for the principal payment deferral and the extension of the 2004 and 2005 Notes, the Company issued an additional common stock purchase warrant to Laurus to purchase up to 1,000,000 shares of Company common stock at an exercise price of $1.05. The warrant expires on May 6, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INVESTORS SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED CONDENSED NOTES IN THIS FORM 10-QSB, OUR FORM 10-QSB FOR THE PERIOD ENDED MARCH 31, 2005 AND OUR AUDITED FINANCIAL STATEMENTS AND RELATED NOTES FOR THE FISCAL YEAR ENDED JUNE 30, 2004, INCLUDED IN OUR ANNUAL REPORT ON FORM 10-KSB.

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

      REVENUE RECOGNITION

We recognize revenue in the period that the related services are performed. Historically, a majority of our revenues have been earned under contracts which range in duration from nine months to eighteen months, but can extend in duration up to two years or longer. Service contracts generally take the form of fixed-price arrangements. Under fixed-price contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of contract pricing terms. Renegotiated amounts are not included in net revenues until earned and realization is assured. We also receive advances from certain customers related to the services to be performed for them. These advances are deferred and recognized as revenue in the period the related services are performed. Estimates of costs to complete are made, as appropriate, to provide for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred.

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

The primary expense categories that comprise selling, general and administrative expenses include administrative payroll and related benefit charges, legal, investor relations and accounting fees, Saigene management fees (through August 31, 2004), advertising and promotional expenses, administrative travel and an allocation of facility charges, information technology costs, and an allocation of our total depreciation and amortization. Other components of selling, general and administrative expenses include business development activities, sales and marketing expenses and related commissions, and laboratory administration expenses. Research and development expenses consist primarily of the amortization of the non-cash compensation paid to Utek, legal fees for patent applications, supplies, and an allocation of our total depreciation and amortization, and have also included direct labor and related benefits, and travel expenses when we have had personnel dedicated to our research and development efforts.

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

RESULTS OF OPERATIONS FOR THREE-MONTH AND NINE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

REVENUES:

                       THREE MONTHS ENDED                      NINE MONTHS ENDED
DOLLARS IN THOUSANDS,       MARCH 31,                               MARCH 31,
ROUNDED TO NEAREST     ------------------      $        %      ------------------      $        %
THOUSAND                 2005      2004     Change    Change     2005      2004      Change    Change
---------------------  --------  --------  --------  --------  --------  --------  --------  --------
REVENUES               $  1,048  $    548  $    500     91%    $  2,492  $  3,390  $    898    (27)%
---------------------  --------  --------  --------  --------  --------  --------  --------  --------

Our revenues are generated from clinical trials and diagnostic testing services. Our revenues increased to $1,048,000 from $548,000 or approximately 91% between the comparable quarters ended March 31, 2005 and 2004, respectively. This was the result of an increase in the size and number of clinical trials testing services we performed. This increase reflects increases in open work order and, along with the previous quarter ended December 31, 2004, ends the significant decline in revenues we had been experiencing during calendar 2004. For the comparable nine months ended March 31, 2005 and 2004, our revenues decreased to $2,492,000 from $3,390,000 or approximately 27%. This decrease was mostly due to the significantly reduced revenues during the three-month period ended September 30, 2004 as compared to the three-month period ended September 30, 2003.

Our quarterly fluctuations in total revenues are often explained by changes in the testing and open work orders from our historically largest customers. This is the result of prior work orders having been completed, clinical studies having ended or clinical studies having been terminated early. In particular, our recent fluctuations in revenues can be partially explained by the testing requirements and open work orders our top five customers. For the three- and nine-month periods ended March 31, 2005, our largest customer in each respective period accounted for approximately 34% and 25% of our total revenues, compared to approximately 68% and 56%, respectively, for the three- and nine-month periods ended March 31, 2004. For the foreseeable future, we expect to remain substantially dependent on our top five customers for a significant portion of our revenues, and as such, a decline or increase in the volume of services performed for any one or more of these customers will continue to have a significant impact on our revenues. The concentration of credit risk is described above in the condensed notes to our consolidated financial statements.

During the quarter and nine months ended March 31, 2005, revenue generated from clinical trials testing services accounted for approximately 73% and 57%, respectively, of our total revenues as compared to 76% and 80%, respectively, during the quarter and nine months ended March 31, 2004. During the quarter and nine months ended March 31, 2005, revenue generated from the provision of diagnostic, referral and other services accounted for approximately 27% and 43%, respectively, of our total revenues as compared to 24% and 20%, respectively, during the quarter and nine months ended March 31, 2004. In previous fiscal years, the percentage of revenue generated from clinical trials testing services had been in excess of 90.

LABORATORY EXPENSE AND COST OF GOODS SOLD:

                       THREE MONTHS ENDED                      NINE MONTHS ENDED
DOLLARS IN THOUSANDS,       MARCH 31,                               MARCH 31,
ROUNDED TO NEAREST     ------------------      $        %      ------------------      $        %
THOUSAND                 2005      2004     Change    Change     2005      2004      Change    Change
---------------------- --------  --------  --------  --------  --------  --------  --------  --------
LABORATORY EXPENSES
AND COST OF GOODS SOLD $    754  $    432  $    322       75%  $  1,750  $  2,176  $   (426)    (20)%
---------------------- --------  --------  --------  --------  --------  --------  --------  --------
PERCENTAGE OF REVENUES      72%       79%                           70%       64%
---------------------- --------  --------                      --------  --------

Laboratory expense and cost of goods sold consist primarily of payment of salaries and related benefits to employees performing analysis of clinical trial samples, the cost of supplies for analysis of clinical trial samples, payments to subcontractors of laboratory services, and other expenses such as business and occupation taxes. For the comparable quarters ended March 31, 2005 and 2004, laboratory expenses and cost of goods sold increased approximately 75% to $754,000 from $432,000, respectively, and as a percentage of revenue, decreased to approximately 72% from approximately 79%. The relative decrease in laboratory expense and cost of goods sold as a percentage of revenue was primarily the result of the significant increase in revenues over the comparable periods and the fixed components of laboratory expense and cost of goods sold.

For the comparable nine-month periods ended March 31, 2005 and 2004, laboratory expense and cost of goods sold decreased to $1,750,000 from $2,176,000 or approximately 20%, and as a percentage of revenue, increased to approximately 70% from approximately 64%, respectively. The relative increase in laboratory expense and cost of goods sold as a percentage of revenue was primarily the result of the significant decline in revenues over the comparable periods and the fixed components of laboratory expense and cost of goods sold.

The primary factor explaining the increase between the comparable quarters in laboratory expense and costs of goods sold was the 220% increase in lab supplies to $294,000 from $92,000 for the quarters ended March 31, 2005 and 2004, respectively, representing approximately 28% and 17% of total laboratory expense and cost of goods sold, respectively. The increase in lab supplies between the comparable quarters is the result of the increase in the clinical and diagnostic testing services we provided.

Salaries and related benefits rose 43% to $285,000 from $200,000 for the quarters ended March 31, 2005 and 2004, respectively, accounting for approximately 38% and 46% of total laboratory expense and cost of goods sold, respectively. On March 31, 2005 we had 25 FTEs in our laboratory services as compared to 18 FTEs on March 31, 2004. With a greater number of FTEs, the relative cost declined as a result of more efficient use of labor and increased revenue.

For the comparable nine-month periods, the most significant decrease in laboratory expense and cost of goods sold was the 94% reduction in outside services to approximately $35,000 from $537,000 for the nine-month periods ended March 31, 2005 and 2004, respectively. As a percentage of laboratory expense and costs of goods sold, outside services were approximately 2% and 25% for the nine-month periods ended March 31, 2005 and 2004, respectively. This reduction was the result of the mix of tests we provided during the nine-month period ended March 31, 2005, which did not require any significant amount of outsourcing.

Offsetting a portion of the decrease in laboratory expense and costs of goods sold for the nine-month periods ended March 31, 2005 and 2004 was the 18% increase in lab supplies to $551,000 from $471,000, respectively. Lab supplies represented approximately 31% and 22% of laboratory expense and cost of goods sold for the nine-month periods ended March 31, 2005 and 2004, respectively. The increase in lab supplies between the comparable periods is the result of less outside services costs and relatively greater internal lab supply usage.

Finally, for the comparable nine months ended March 31, 2005 and 2004, salaries and related benefits fell 2% to $708,000 from $723,000, respectively. Salaries and related benefits accounted for approximately 41% and 33% of total laboratory expense and cost of goods sold for the nine-month periods ended March 31, 2005 and 2004, respectively. On March 31, 2005 we had 25 FTEs in our laboratory services as compared to 18 FTEs on March 31, 2004. Even though we had a greater number of FTEs at the end of the period, the decrease in salaries and benefits for the comparable nine-month periods partially reflects actions to reduce and control employee expenses that we took during fiscal 2004, subsequent to the nine-month period ended March 31, 2004, and a lower number of FTE's throughout most of the nine-month period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

                       THREE MONTHS ENDED                      NINE MONTHS ENDED
DOLLARS IN THOUSANDS,       MARCH 31,                               MARCH 31,
ROUNDED TO NEAREST     ------------------      $        %      ------------------      $        %
THOUSAND                 2005      2004     Change    Change     2005      2004      Change    Change
---------------------- --------  --------  --------  --------  --------  --------  --------  --------
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE $    670  $    750  $    (80)    (11)%  $  1,997  $  2,346  $   (349)    (15)%
---------------------- --------  --------  --------  --------  --------  --------  --------  --------
PERCENTAGE OF REVENUES      64%      137%                           80%       69%
---------------------- --------  --------                      --------  --------

Our selling, general and administrative expense consists primarily of compensation for our executive officers, board members and other selling, general and administrative personnel, compensation expense on our stock options, legal and accounting fees, and payments under consulting arrangements, and management fees paid to Saigene (prior to August 31, 2004). Selling, general and administrative expense decreased 11% to approximately $670,000 from $750,000 for the quarters ended March 31, 2005 and 2004, respectively. As a percentage of revenue, selling, general and administrative expenses were 64% and 137%, respectively, for the quarters ended March 31, 2005 and 2004. For the comparative nine-month periods ended March 31, 2005 and 2004, selling, general and administrative expense decreased 15% to approximately $1,997,000 from $2,346,000, respectively, and represented approximately 80% and 69%, respectively, as a percentage of revenue.

The reduction in our selling, general and administrative expense for both the comparable quarters and the comparable nine-month periods is due in large part to decreased management fees we paid under the terms of our former management agreement with Saigene Corporation. During fiscal 2004 and 2005, we made several reductions in the amount of the monthly management fee: effective July 1, 2003, reduced to $70,000 from $90,000; effective February 1, 2004, reduced to $40,000 per month; and effective June 15, 2004, reduced to $20,000 per month. Finally, effective August 31, 2004, we terminated the agreement, eliminating further management fees. For the comparable quarters ended March 31, 2005 and 2004, management fees decreased 100% to $0 from $150,000, respectively, and for the comparable nine-month periods ended March 31, 2005 and 2004, management fees decreased 93% to approximately $40,000 from $570,000, respectively. Excluding Saigene management fees, selling, general and administrative expenses increased 12% to approximately $670,000 from $600,000 (approximately 64% and 109% as a percentage of revenue) for the quarters ended March 31, 2005 and 2004, respectively, and increased 10% to approximately $1,957,000 from $1,776,000 (approximately 79% and 52% as a percentage of revenue) for the nine-month periods ended March 31, 2005 and 2004, respectively.

The increases in selling, general and administrative expenses (net of the Saigene management fees) between both the comparable three- and nine-month periods ended March 31, 2005 were significantly impacted by increases in expenses in three areas: 1) the amortization of deferred finance costs related to our two secured convertible notes; 2) management expenses associated with travel, meetings, seminars and recruiting; and 3) salaries and related benefits for laboratory administration and sales.

In addition, selling, general and administrative expenses also include compensation expense or income resulting from the May 2002 re-pricing of all outstanding stock options to the then-current market price of $0.06. To adjust these options to fair market value, for the comparable nine-month periods ended March 31, 2005 and 2004, respectively, we recognized an expense of approximately $915 and income of $44,000. This non-cash item explains $45,000 of the increase in selling, general and administrative costs between the comparable nine-month periods. We recognized expenses of $632 and $2,000 for the quarters ended March 31, 2005 and 2004, respectively. As of March 31, 2005, 7,902 re-priced options remained outstanding, and as long as these options remain outstanding we will continue to recognize compensation expense (or income) as appropriate in future periods resulting from the re-pricing. The amount of compensation expense or income we recognize in the future will fluctuate based on the value of our common stock and the number of options that are outstanding as of each valuation date. (See "Note 11 to Notes to Consolidated Financial Statements" in our Report on Form 10-KSB for the fiscal year ended June 30, 2004).

As mentioned above, selling, general and administrative expenses between comparable periods increased because of the approximately $293,500 in fees and expenses we incurred in May 2004 (the fourth quarter of fiscal 2004), related to the 2004 Note, as well approximately $168,000 in fees and expenses in January 2005, related to the 2005 Note. We are amortizing these fees over the lives of the two notes. In aggregate, for both of these notes, we recognized $34,000 of expense in the quarter ended March 31, 2005 (and $83,000 in expense for the nine months then-ended) leaving an unamortized balance of $378,000 at March 31, 2005. We had no comparable expense for either the three- or nine-month periods ended March 31, 2004. Because of the extension and deferral of interest on the 2004 and 2005 Notes, in subsequent quarters we anticipate adjusting the amortization schedule of deferred finance costs (See SUBSEQUENT EVENTS -- DEFERRAL & EXTENSION OF SECURED CONVERTIBLE NOTES).

For the comparable quarters ended March 31, 2005 and 2004, selling, general and administrative expenses increased approximately $23,000 from increased management travel, seminars and recruiting, in addition to an increase of approximately $94,000 from salaries and related benefits associated with laboratory administration and sales. For the comparable nine-month periods ended March 31, 2005 and 2004, selling, general and administrative expenses increased approximately $36,000 from increased management travel, seminars and recruiting, in addition to an increase of approximately $146,000 from salaries and related benefits associated with laboratory administration and sales.

Offsetting the increase in selling, general and administrative expenses (net of the Saigene management fees) were our legal fees, accounting expenses, outside services and printing expenses decreasing by approximately $59,000 between the comparable quarters ended March 31, 2005 and 2004. Although our legal fees, accounting expenses, outside services and printing expenses increased by $28,000 between the comparable nine-month periods ended March 31, 2005 and 2004. The decrease in the comparable three months periods ended March 31, 2005 and 2004, was because of the private placement we closed in March 2004, while the increase for the nine-month period ended March 31, 2005 was primarily a result of work on our two resale registration statements since July 2004.

Although selling, general and administrative expenses increased (net of the Saigene management fees), management salaries, consulting fees, commissions, board fees and related benefits and taxes fell 34% to $145,000 from $219,000 between the quarters ended March 31, 2005 and 2004, and fell 26% to $543,000 from $737,000 between the nine-month periods ended March 31, 2005 and 2004, respectively. These expenses include certain consulting expense, including certain expenses under the terms of consulting agreements dated August 28, 2002 with two of our directors, Terry Giles and Paul Kanan (the consulting agreement with Mr. Kanan terminated on August 31, 2004, and thus there are no further consulting fees due to him). Overall, we recorded aggregate consulting expenses of $0 in the quarter ended March 31, 2005, and $42,000 in the quarter ended March 31, 2004 (and $65,000 and $120,000 in the nine-month periods ended March 31, 2005 and 2004, respectively). Overall, board and consulting fees fell 52% to $114,000 from $240,000 between the nine-month periods ended March 31, 2005 and 2004, respectively.

The decrease in salaries, commissions, board fees and related benefits is a result of 1) decreased headcount and ongoing salary reductions of 15% to 20% for three management level selling, general and administrative employees, 2) decreased board fees, and 3) decreased commissions as a result of decreased revenues in the comparable year over year quarters.

RESEARCH AND PRODUCT DEVELOPMENT:

                       THREE MONTHS ENDED                      NINE MONTHS ENDED
DOLLARS IN THOUSANDS,       MARCH 31,                               MARCH 31,
ROUNDED TO NEAREST     ------------------      $        %      ------------------      $        %
THOUSAND                 2005      2004     Change    Change     2005      2004      Change    Change
---------------------- --------  --------  --------  --------  --------  --------  --------  --------
RESEARCH AND PRODUCT
DEVELOPMENT            $     39  $     17  $     22      129%  $     82  $     95  $    (13)    (14)%
---------------------- --------  --------  --------  --------  --------  --------  --------  --------
PERCENTAGE OF REVENUES       4%        3%                            3%        3%
---------------------- --------  --------                      --------  --------

Research and product development expenses consist mainly of our expenditures incurred in connection with development of our LIDA and cell viability technology held in our subsidiary PBI Technology.

For the comparable quarters ended March 31, 2005 and 2004, research and product development expenses increased 129% to approximately $39,000 from $17,000. For the comparable nine-month periods ended March 31, 2005 and 2004, research and product development expenses decreased 14% to approximately $82,000 from $95,000. Of these amounts for the three and nine-month periods ended March 31, 2005, $30,000 and $60,000, respectively, represented non-cash compensation to Utek Technologies. We engaged Utek as of September 30, 2004. (See "Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited), Summary of Significant Accounting Policies - Utek Agreement" for further discussion). Since we are accounting for our agreement with Utek in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 96-18, we will amortize additional non-cash compensation of $10,000 per month during the balance of the term of the agreement, and will apply this expense to our research and development expenses.

Excluding the amortization related to Utek's non-cash compensation, for the comparable quarters ended March 31, 2005 and 2004, research and product development expenses decreased 47% to approximately $9,000 from $17,000, and decreased 77% to approximately $22,000 from $95,000 for the comparable nine-month periods ended March 31, 2005 and 2004. The decrease was primarily due to decreased compensation expense as a result of fewer employees in research and product development for the comparable periods. More specifically, in November 2003, as part of our efforts to reduce expenses, we enrolled our one employee in research and development in the Shared Work Program, and in February 2004, this employee was terminated, eliminating employee compensation expense in this area. The remaining research and development expenses consist primarily of legal fees for patent applications, supplies, and depreciation and amortization.

We anticipate that we will continue to incur research and development expenses related to our technology. However, if we are unable to increase revenues or raise additional funding to continue to fund our existing research and development efforts, we will seek to further reduce our research and development efforts and expenses.

OTHER INCOME (EXPENSE):

                       THREE MONTHS ENDED                      NINE MONTHS ENDED
DOLLARS IN THOUSANDS,       MARCH 31,                               MARCH 31,
ROUNDED TO NEAREST     ------------------      $        %      ------------------      $        %
THOUSAND                 2005      2004     Change    Change     2005      2004      Change    Change
---------------------- --------  --------  --------  --------  --------  --------  --------  --------
OTHER EXPENSE          $   (177) $     12  $   (189)  (1,575)% $   (447) $   (104) $   (343)    (330)%
---------------------- --------  --------  --------  --------  --------  --------  --------  --------
PERCENTAGE OF REVENUES     (17)%        2%                         (18)%      (3)%
---------------------- --------  --------                      --------  --------

Total other expense increased 1,575% to expense of $177,000 from income of $12,000 during the quarters ended March 31, 2005 and 2004, respectively, and increased 330% to expense of $447,000 from expense of $104,000 during the nine-month periods ended March 31, 2005 and 2004, respectively. A major component of other expense in the quarter and nine months ended March 31, 2005 was approximately $175,000 and $452,000, respectively, of interest expense on the Laurus 2004 and 2005 Notes, other notes payable and lease obligations. Of this amount, approximately $64,000 and $149,000 was cash interest paid on the 2004 and 2005 Notes, for the three- and nine-month periods ended March 31, 2005, respectively. In addition, we recorded $103,000 and $242,000 of expense related to the amortization of the intrinsic value of the beneficial conversion features of the 2004 and 2005 Notes for the three- and nine-month periods ended March 31, 2005, respectively. As of March 31, 2005, $1,670,000 remained unamortized and will be amortized, using the effective interest method, over the remaining life of the 2004 and 2005 Notes or upon their earlier conversion. (See "Note 8 to Notes to Consolidated Financial Statements" in our Report on Form 10-KSB for the fiscal year ended June 30, 2004). We entered into the financing arrangements with Laurus effective May 28, 2004 and January 31, 2005, so we had no such comparable expenses related to either secured convertible note for the comparable quarter or nine -month period ended March 31, 2004. Because of the extension and deferral of interest on the 2004 and 2005 Notes, in subsequent quarters we anticipate adjusting the amortization schedule of the intrinsic value of the beneficial conversion (See SUBSEQUENT EVENTS -- DEFERRAL & EXTENSION OF SECURED CONVERTIBLE NOTES).

Other expense in the quarter ended March 31, 2004 included approximately $42,000 of refunds from review of past years' tax remittances. For the nine months ended March 31, 2004 we incurred $72,000 in expense resulting from a loss on the receipt of common stock instead of cash in payment of a $200,000 note receivable from Saigene. In the quarter and nine-month periods ended March 31, 2005 there was no comparable income or expense.

NET LOSS:

                       THREE MONTHS ENDED                      NINE MONTHS ENDED
DOLLARS IN THOUSANDS,       MARCH 31,                               MARCH 31,
ROUNDED TO NEAREST     ------------------      $        %      ------------------      $        %
THOUSAND                 2005      2004     Change    Change     2005      2004      Change    Change
---------------------- --------  --------  --------  --------  --------  --------  --------  --------
NET LOSS               $   (592) $   (639) $     47     7%     $ (1,785) $ (1,331) $   (454)    (34)%
---------------------- --------  --------  --------  --------  --------  --------  --------  --------
PERCENTAGE OF REVENUES     (56)%    (117)%                         (72)%     (39)%
---------------------- --------  --------                      --------  --------

We had a net loss of approximately $592,000 for the quarter ended March 31, 2005 compared to a net loss of approximately $639,000 for the quarter ended March 31, 2004. This slight improvement in net losses for the quarters was primarily attributable to our significantly increased revenues in the comparable quarters. The increase in gross margin along with the decrease in selling, general and administrative expenses was offset partially by the increase in other expense discussed above.

We had a net loss of approximately $1,785,000 for the nine-month period ended March 31, 2005 compared to a net loss of approximately $1,331,000 the nine-month period ended March 31, 2004. This difference between the net losses was primarily attributable to our significantly decreased revenues in the comparable nine-month periods and the increased interest expense related to the May 2004 and January 2005 Notes with Laurus. These additional expenses were only partially offset by decreases in laboratory expenses and cost of goods sold and selling, general and administrative expenses, and research and product development expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES:

We had significant net operating losses for the nine-month period ended March 31, 2005 and the fiscal year ended June 30, 2004. Revenues for the nine-month period ended March 31, 2005 and our fiscal year ended June 30, 2004 were significantly lower than those in the comparable prior fiscal year periods, although we saw improvements in revenues during the second and third quarters of the current 2005 fiscal year. Unless revenues increase, we will likely continue to experience significant losses and our cash and working capital positions will be adversely impacted. Our operations historically have been funded through revenues generated from operations and from the sale and issuance of our common stock, preferred stock and debt.

At March 31, 2005, our cash and cash equivalents were approximately $2,376,000, compared to approximately $2,941,000 at June 30, 2004. The decrease in our cash and equivalents is primarily attributable to our net operating loss. To a lesser degree the net decrease in our cash and cash equivalents is the result of 1) certain payments made on our notes payable 2) our initial payment on our annual D&O insurance policy (the future obligations are reflected on the balance sheet as prepaid expenses and accrued liabilities), 3) other prepaid expenses, and 4) payments we made on our accounts payable. In addition, in connection with termination of the management agreement with Saigene, effective July 1, 2004 we purchased from Saigene certain computer equipment and other furniture and equipment that Saigene used in our laboratory, for approximately $15,000 cash and a payable of $59,000 (as described in more detail below). We have no off-balance sheet financing arrangements. As of March 31, 2005, we also had restricted cash of approximately $71,000 which represents a security deposit in connection with our office lease in Seattle, Washington that expires in July 2007. We are currently discussing with our landlord the return of this restricted cash security deposit.

At March 31, 2005, we had approximately $650,000 in accounts receivable, compared to approximately $367,000 as of June 30, 2004, reflecting the timing of revenues billed and collected. We generally have a high collectibility rate on our accounts receivable, and our allowance for doubtful accounts is only $22,100 which we believe is reasonable based on our past experience. Our accounts receivable generally reflect our billings, and may include one or several individually large customer receivables from time to time. For example, as of June 30, 2004, approximately 41% of our receivables balance of approximately $367,000 was from one clinical service contract, which was subsequently paid in full in the quarter ended September 30, 2004. We had no such single receivable that represented a significant portion of our accounts receivable balance as of March 31, 2005.

Additionally, because of the significant decrease in our revenues for the nine-month period ended March 31, 2005 as compared to the nine-month period ended March 31, 2004, in combination with our significant increase in revenues for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004, accounts receivable represented a proportionately larger percentage of revenues in the current quarter at approximately 26% compared to 11% as of March 31, 2004.

Total liabilities recorded on our balance sheet as of March 31, 2005 were approximately $4,494,000 compared to approximately $3,519,000 as of June 30, 2004. The increase in liabilities was the result of an increase in customer advances, an increase in our secured convertible debt net of the beneficial discount for the May 2004 and January 2005 Notes, and an increase in accrued liabilities, offsetting our payments against accounts payable and certain notes and leases payable. A significant component of our liabilities are represented by the 2004 and 2005 Notes with Laurus, and, to a lesser degree, our prior borrowings in fiscal 2004 under our $250,000 credit facility with Franklin Funding. As required by U.S. generally accepted accounting principles, the liability we recorded for the 2004 and 2005 Notes reflected a discount from the face value of the notes by approximately $1,670,000, related to the valuation of the beneficial conversion feature and the warrants. During the nine-month period ended March 31, 2005, Laurus converted $53,000 of the principal amount due on the 2004 Note and as of March 31, 2005 the remaining principal balance on the 2004 Note was $2,447,000. No amounts of the 2005 Note have been converted, and as of March 31, 2005 the remaining principal balance on the 2005 Note was $1,500,000. Accordingly, if the discount to face value is disregarded, our total liabilities as of March 31, 2005 and June 30, 2004, respectively, would be approximately $6,164,000 and $4,755,000.

Included in liabilities at March 31, 2005 was an obligation of approximately $59,000 payable to Saigene from our purchase of certain computer equipment and other furniture and equipment from Saigene in July 2004. We also entered into an office sharing agreement for Saigene to use some of our office space. For each month of that office-sharing agreement, our $59,000 payable to Saigene is being reduced at a (non-cash) rate of $1,540 per month. At March 31, 2005 our obligation to Saigene was approximately $16,000 (net of approximately $1,000 in miscellaneous expenses and fees owed to us from Saigene).

At March 31, 2005, we had working capital of approximately $1,162,000, compared to working capital of approximately $1,415,000 at June 30, 2004. The approximately $253,000 decrease in working capital is attributable to several changes in the components of working capital. Changes providing favorable impact include increases in accounts receivable, prepaid expenses, deferred financing costs related to the 2004 and 2005 Notes, along with decreases in accounts payable, and decreases in our current and long term notes payable and lease obligations (except for additional borrowings of (and the additional long-term portions, net of discounts, payable on) $2.5 million and $1.5 million under our 2004 and 2005 Notes and $250,000 under our loan and security agreement with Franklin Funding). Changes negatively impacting our working capital since June 30, 2004 include decreases in our cash, along with increases in our advances from customers, accrued liabilities, and the long-term portion of our 2004 and 2005 Notes and $250,000 under our loan and security agreement with Franklin Funding. In addition, our working capital position at March 31, 2005 and June 30, 2004, respectively, gives effect to approximately $565,000 and $304,000 of discounts recorded on the current portions of our 2004 and 2005 Notes, as required by U.S. generally accepted accounting principles. If this discount were disregarded, we would have working capital surpluses of approximately $598,000 and $1,111,000, respectively, at March 31, 2005 and June 30, 2004.

Net cash used in operating activities was approximately $1,537,000 for the nine-month period ended March 31, 2005, primarily to fund our net loss and changes in our working capital. For the nine-month period ended March 31, 2005, net cash used in operations included the effect of approximately $113,000 in depreciation and amortization, approximately $242,000 of amortization related to the 2004 and 2005 Notes and $915 in expense recognized in accordance with accounting for stock options under variable pricing rules as it relates to our May 2002 repricing of stock options. Our investing activities used approximately $108,000 for the nine-month period ended March 31, 2005 primarily for the purchase of capital equipment from Saigene discussed above. Cash flows used in financing activities included approximately $313,000 in payments on notes payable, notes payable to related parties, and payments on capital lease obligations.

As described above, although we experienced a significant increase in revenues for the quarter ended March 31, 2005, we incurred significant net losses. Except for the proceeds from our 2004 and 2005 Notes with Laurus, we have realized a degradation of our cash and working capital position from operations, throughout fiscal 2004 and continuing through the first nine months of fiscal 2005. We expect these trends will continue during fiscal 2005, although possibly at a lower rate. In an effort to become more competitive and to increase our revenues, we have been actively increasing our business development activities, and are planning to make additional investments in our technology infrastructure, operations and other areas of our business. These efforts will use significant amounts of time, effort and funding. Our efforts to control expenses, generate revenue and raise sufficient capital may not be successful. Because of the extension and deferral of interest on the 2004 and 2005 Notes, we expect that our current cash, current assets and any cash flows from operations will be sufficient to fund operations through July 1, 2006 (See SUBSEQUENT EVENTS -- DEFERRAL & EXTENSION OF SECURED CONVERTIBLE NOTES). However, any further decreases in revenue would adversely affect our financial condition, and we may need to seek additional capital during fiscal 2006. We may not be able to raise sufficient financing, whether debt or equity. We have no additional amounts available to us under our Franklin Funding credit facility, and we do not have any other credit facility in place. In addition, based on the terms of the Laurus debt financings, raising additional capital may be difficult or highly dilutive to existing stockholders.

Management continues to contemplate alternatives to enable us to fund continuing operations, including loans from management or employees, salary deferrals and reductions and other cost cutting mechanisms, and raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. In addition, we are exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction. None of these potential alternatives may be available to us, or may only be available on unfavorable terms. If we are unable to obtain sufficient cash to continue to fund operations or if we are unable to locate a strategic partner, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue in existence. Our auditors added an explanatory paragraph to their opinion on our fiscal 2004 financial statements stating that there was substantial doubt about our ability to continue as a going concern, and we anticipate that we will receive a similar statement on our 2005 financial statements.

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

ITEM 6.   EXHIBITS

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

                                   SIGNATURES
                                   ----------

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Dated:  May 16, 2005






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