Form 10KSB
period 2005-06-30
PACIFIC BIOMETRICS INC
filed 2005-09-28
CIK 1020475

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2005

             [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         Commission File Number 0-21537

                            PACIFIC BIOMETRICS, INC.
                 (Name of small business issuer in its charter)

          DELAWARE                                               93-1211114
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)
                            220 WEST HARRISON STREET
                            SEATTLE, WASHINGTON 98119
                    (Address of principal executive offices)

                                 (206) 298-0068
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
                                     (none)

         Securities registered under Section 12(g) of the Exchange Act:
                     COMMON STOCK, $0.01 PAR VALUE PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X] No

Issuer's revenue for its most recent fiscal year:  $3,230,375

As of September 21, 2005, there were 13,325,705 shares of the Company's common stock issued and outstanding, and the aggregate market value of such common stock held by non-affiliates was approximately $10,390,000, based on the closing price of $0.92 of such stock on that date.

DOCUMENTS INCORPORATED BY REFERENCE: The Company's definitive proxy statement for the annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year 2005, is incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]

================================================================================

                            PACIFIC BIOMETRICS, INC.

                            Form 10-KSB Annual Report

                                Table of Contents

                                                                            Page
                                                                            ----
                                     PART I

Item 1.     Description of Business............................................2

Item 2.     Description of Property...........................................23

Item 3.     Legal Proceedings.................................................23

Item 4.     Submission of Matters to a Vote of Security Holders...............24

                                   PART II

Item 5.     Market for Common Equity and Related Stockholder Matters..........24

Item 6.     Management's Discussion and Analysis or Plan of Operations........25

Item 7.     Financial Statements..............................................32

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................32

Item 8A.    Controls and Procedures...........................................32

Item 8B.    Other Information.................................................33

                                  PART III

Item 9.**   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.................33

Item 10.**  Executive Compensation............................................33

Item 11.**  Security Ownership of Certain Beneficial Owners and Management,
            and Related Stockholder Matters...................................33

Item 12.**  Certain Relationships and Related Transactions....................34

Item 13.    Exhibits..........................................................34

Item 14.**  Principal Accountant Fees and Services............................36

SIGNATURES....................................................................37

** Information contained in Items 9 through 12 and Item 14 of Part III are incorporated by reference from the definitive proxy statement for our 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2005 fiscal year.

             CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain forward-looking statements, including statements about

     o our existing working capital and cash flows and whether and how long these funds will be sufficient to fund our operations,

     o the success of our business development efforts and our ability to enter into work orders for laboratory services and generate revenue,

     o the development of new services and products and the expansion of the market for our current services and products,

     o    implementing aspects of our business plan and strategies,

     o    financing goals and plans, and

     o our raising of additional capital through future equity and debt financings.

The forward-looking statements in this Annual Report reflect management's current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements other than statements of historical fact, including future results of operations or financial position, made in this Annual Report on Form 10-KSB are forward looking. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "desire," "goal," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

For a discussion of some of the factors that may affect our business, results and prospects, see "ITEM 1. - DESCRIPTION OF BUSINESS - Risk Factors Affecting the Business of the Company" beginning on page 13. Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports previously filed with the Securities and Exchange Commission, including our periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

We provide specialty central laboratory services to support pharmaceutical and laboratory diagnostic manufacturers in the conduct of human clinical research, for use in their drug and diagnostic product development efforts. Our clients include a number of the world's largest multi-national pharmaceutical, biotechnology and diagnostic companies. Our well-recognized specialty areas include cardiovascular disease (dyslipidemia, atherosclerosis, and coronary heart disease), diabetes (and obesity), and bone and joint diseases (osteoporosis as well as osteo and rheumatoid arthritis). Coupled with our specialty testing, we also have central laboratory capability and provide full-service central laboratory support for multi-center clinical trials, including routine safety lab tests (general chemistry, hematology, and urinalysis). Our company is a Delaware corporation, incorporated in May 1996, and we conduct our operations primarily through our wholly-owned subsidiary, Pacific Biometrics, Inc., a Washington corporation.

BUSINESS STRATEGY

Specialty reference and central laboratory service companies like ours typically derive substantially all of their revenue from the research, development and marketing expenditures of the pharmaceutical, biotechnology, and diagnostic industries. Participants in the pharmaceutical, biotechnology, and diagnostic industries typically outsource a significant quantity of these services to both central labs and specialty reference labs. In addition, central laboratories outsource to specialty reference labs some of the specialty testing where the central laboratory lacks expertise. We believe that such outsourcing will continue and may increase in the future because of many factors, including continuing pressures on the pharmaceutical and biotechnology industries to contain costs, limitations on pharmaceutical companies' internal capacity, a need for faster development time for new drugs, research in multiple countries simultaneously, stringent government regulation, and the difficulty in developing expertise in specialty testing areas internally within pharmaceutical companies or central labs. We believe the investment and amount of time required to develop new drugs and diagnostic products has been increasing, and that these trends create opportunities for companies like ours to provide our expertise and services to help reduce the time in the drug development and laboratory diagnostic product development processes and make the processes more efficient.

Our strategy is to meet the needs for outsourcing by pharmaceutical, biotechnology, and diagnostic companies and other central laboratories, and to assist in enhancing the drug and diagnostic development processes by developing and delivering innovative services that apply science and technology in the provision of high quality service within our areas of specialty.

Our primary business strategy is to continue our focus on providing high quality specialty central laboratory services in our core areas, including cardiovascular disease and bone and joint diseases because of active drug development activities. In addition, we also intend to pursue other strategies identified below to further our business. However, because of the significant expense associated with some of these strategies, we may not pursue some of these strategies unless our revenue increases significantly or we are able to raise equity or debt financing to adequately fund these strategies. There can be no assurance that we will pursue any or all of the strategies below or, if pursued, that any of such strategies will be successful.

INFORMATION TECHNOLOGY AND BACK-UP SYSTEMS

We are currently focusing the significant proportion of our capital expenditures and investments in carefully selected hardware and software products, information technology systems and networks. During fiscal 2005, we invested in our laboratory information system, including the initial stages of the implementation of the ClinAxys II Laboratory Information System. The installation of this new system should streamline and improve our project and data management capabilities. In fiscal 2006, we will continue to invest in the improvement of our information systems and we believe capital improvements in these areas are important to meet the changing demands of drug development by improving and facilitating our data reporting, testing capacity and the overall service to and communications with our clients.

In fiscal 2006, to provide our clients with the confidence that we can minimize the impact of local power outages, we anticipate investing in redundant or back-up systems. In fiscal 2005 we acquired and in fiscal 2006 have begun the use of a back-up electrical generator. In addition, we anticipate adding redundant or back-up CO2 systems for our individual freezers to protect samples stored in those freezers.

DIVERSIFY CLIENT BASE

Another of our goals is to continue to diversify our client base. In fiscal 2005 we adopted a new corporate visual identity and are using this to integrate all of our marketing efforts and advertising. We have also increased our visibility at industry trade shows and in industry publications through print advertisements and publicity campaigns. Historically, our largest two clients in any individual fiscal year have represented in excess of 50% of our revenue. However, during the fiscal year ended June 30, 2005, our top two clients represented 40% of our revenue as compared to 75% during the fiscal year ended June 30, 2004. Our largest client in fiscal 2005 individually accounted for approximately 23% and 36% of our total revenue in fiscal 2005 and 2004, respectively, while our largest client in fiscal 2004 accounted for approximately 4% and 40% of our total revenue in fiscal 2005 and 2004, respectively. Revenue from our five largest clients represented approximately 67% and 86% of total revenue in fiscal 2005 and fiscal 2004, respectively. Because our revenue has historically been concentrated in one or two large clients, we can be materially adversely impacted by any delays in undertaking clinical studies or submitting samples for testing services, including any early termination or reductions in work orders or clinical studies, or any decreases in the volume or timing of new work orders. In fiscal 2006 we will continue to actively pursue business development and marketing activities to broaden our client and revenue base.

INCREASE SPECIALTY AREAS

In addition to our core specialties of cardiovascular disease and bone and joint diseases, our goal is to further expand our specialty laboratory expertise within related areas where we have a competitive advantage of existing in-depth expertise. This includes diabetes, obesity, metabolic syndrome, rheumatoid and osteo arthritis, and immunogenicity testing for biologic drugs.

CREATE GLOBAL CENTRAL LABORATORY

We believe that in the central laboratory services business it is important to provide a broad geographic base as most clinical drug development programs are global. Through partnering with a major central laboratory with a large established client base and existing infrastructure for managing clinical studies globally, we believe that we can compete with other central laboratories that have offices, monitoring sites and laboratories in many countries around the globe. In fiscal 2005, we entered into a joint marketing arrangement with Quintiles Transnational Corp. and in fiscal 2006 we expect to build on this relationship by expanding joint business development efforts and implementing operational integration in certain areas that will lead to streamlined services. We are hopeful that this joint marketing relationship will provide the unique advantage of combining both scope and depth in quality specialty testing service.

ACQUISITIONS AND STRATEGIC RELATIONSHIPS

Our clients and our competitors have experienced significant consolidation over the last several years and we expect that trend to continue. The uncertainty caused by the consolidation trend may result in other companies in the industry seeking to form strategic relationships or joint ventures or to be acquired in order to stay competitive. This may make it possible for us to make strategic acquisitions that are complementary to our existing services and that expand our ability to serve our clients. We are also exploring other strategic alternatives for our business and operations, which may include joint ventures, co-marketing relationships, or other strategic relationships especially with diagnostic companies with emerging or proprietary technologies. Additionally, we will evaluate, as appropriate, any potential business combinations involving our company as a whole, or involving a portion of our assets.

SERVICES

SPECIALTY REFERENCE LABORATORY SERVICES

Our specialty reference laboratory in Seattle, Washington has established itself as a technical leader due to our strong expertise in certain core areas. Our three general areas of expertise include:

     o cardiovascular disease (dyslipidemia, atherosclerosis, and coronary heart disease),

     o    diabetes, metabolic syndrome, and obesity, and

     o bone and joint diseases (osteoporosis as well as osteo and rheumatoid arthritis).

Management believes that among prospective new drugs, these areas of expertise represent three of the top ten areas of focus by the pharmaceutical industry.

With respect to cardiovascular disease, we are one of the leaders in lipid services for clinical drug development in the U.S. Our expertise is concentrated on the measurement of cardiovascular disease markers, especially cholesterol and lipoproteins, including HDL, LDL, and HDL and LDL subfractions, remnant cholesterol, apolipoproteins, Lp(a), and lipoprotein fraction compositions. Furthermore, the Pacific Biometrics Research Foundation, a non-profit organization affiliated and co-located with PBI, is one of only three U.S. standardization centers in the Cholesterol Reference Method Laboratory Network sponsored by the Centers for Disease Control and the National Heart, Blood & Lung Institute. There are only ten such laboratories worldwide.

We are enhancing our activities in the area of diabetes and related disorders, notably obesity and metabolic syndrome. Metabolic syndrome is a collection of abnormalities that include central obesity, dyslipidemia (low HDL cholesterol and high triglycerides), insulin resistance, pre-diabetes and pre-hypertension. In the U.S. the prevalence of metabolic syndrome is estimated at 47 million individuals (Heart Disease and Stroke Statistics - 2005 Update, American Heart Association). People with metabolic syndrome are at increased risk for cardiovascular disease and associated morbidity and mortality and as a result, this population is coming under increased scrutiny for pharmacological intervention. Because of our established strengths in testing for lipids, cardiovascular risk and diabetes, we believe we are well-positioned to take advantage of this emerging area of pharmaceutical drug development. Moreover, we are expanding our test menu in areas related to diabetes and metabolic syndrome, notably in testing for markers of inflammation, such as hsCRP, IL-6, TNF-(alpha), sCD40L and Lp-PLA2.

As it relates to bone and joint diseases, we are active in promoting the standardization of bone metabolism biomarkers, and are involved in technologies for monitoring treatment response in diseases such as osteoporosis. We have used our expertise in osteoporotic indicating bone biomarker assays to manage the first proficiency-testing programs for bone-resorption markers. In the areas of bone metabolism and women's health, we also specialize in the measurement of hormones, and our menu of biochemical markers includes pyridinolines, various C- and N- terminal telopeptides, procollagens, osteocalcin and bone-specific alkaline phosphatase. Moreover, in recent years we have actively expanded our test menu to include biochemical markers of cartilage turnover as relating to drug development for arthritis, and we have performed specialty testing to support clinical drug development of drugs for rheumatoid arthritis and osteoarthritis. Markers of cartilage turnover on our test menu include CTX-II, PIIANP, COMP, YKL-40, and hyaluronan.

In connection with these stated areas of expertise, we offer a variety of services through our specialty reference laboratory, including

     o    clinical study testing services,

     o    development of laboratory reference methods,

     o    development of clinical trial protocols, and

     o    contract research and development.

Our involvement with clients frequently begins at the protocol design stage. Clinical trial support includes coordinating the collection and receipt of specimens from investigative sites, processing the samples, generating test databases and reporting the consolidated data to study sites and sponsors. The extensive knowledge we have in test development and our close collaboration with diagnostic manufacturers, frequently allow us to offer novel tests to our clinical research clients before such tests are commercially available.

CENTRAL LABORATORY SERVICES

Coupled with our expertise in specialty testing we also provide central laboratory services. The full-service central laboratory support for multi-center clinical trials includes project management and routine safety lab tests (general chemistry, hematology and urinalysis). Our operations support clinical trials by producing study-specific specimen collection supplies, coordinating collection and the receipt of specimens from clinical sites, processing the samples, generating test databases, and reporting data to sites and sponsors.

We generally provide full-service central laboratory services in support of Phase I and Phase II FDA clinical trials. These trials are typically smaller and more geographically focused than Phase III trials.

Through our joint marketing relationship with Quintiles in providing centralized specialty lab testing services, we intend to compete with other central laboratories that have offices, monitoring sites and laboratories in countries around the globe, both for Phase I and Phase II trials, as well as Phase III and Phase IV trials. In fiscal 2006, we expect to build on this relationship with Quintiles by expanding joint business development efforts and implementing operational integration in certain areas that will lead to streamlined services. In fiscal 2005, we did not realize significant financial benefit from our relationship with Quintiles and there is no guarantee that the relationship will successfully generate revenue.

TECHNOLOGIES AND PRODUCTS

During fiscal 2004, we formed a new wholly owned subsidiary, PBI Technology, Inc., for the purpose of holding, developing and seeking commercialization of certain of our technologies and intellectual property portfolio, including our isothermal DNA amplification method (LIDA), our Cell Viability technology, and our Osteopatch(TM) and Saliva Sac(R) diagnostic devices. These technologies are described in more detail below.

SAIGENE TECHNOLOGIES

In August 2002, we acquired certain technology from Saigene Corporation, including certain DNA-based proprietary technologies, processes and equipment. (See "Saigene Investment Transaction" and "Note 15 to the Notes to Consolidated Financial Statements"). This novel intellectual property (patented and patent-pending) includes a proprietary isothermal DNA amplification method
(LIDA) and a genetic method for distinguishing live from dead cells.

As of June 30, 2005, these technology assets still require additional development prior to commercialization and their future value, as well as timing of their ongoing development, is dependent upon additional capital being available to fund continuing research and development. We expect to need additional capital to fund continuing research and development efforts related to these technologies, and there are no assurances that such funds will be available to us. In order to develop and commercialize these technologies on our own, we will likely require a capital infusion in excess of $5 million. We are actively seeking commercial partners interested in co-development or licensing of our technologies. If we are unable to find commercial partners or to obtain suitable financing to continue research and development efforts, commence the regulatory approval process (where applicable) and commercialization of the technologies, we are unlikely to continue pursuing development efforts related to these technologies.

While we intend to continue to pursue development efforts, partnership, licensing or other means to realize the value of these intangible assets, in fiscal 2004 we determined that the value of these assets may not be recoverable over their remaining useful lives, and thus the value of these assets should be written off on our financial statements. Accordingly, we wrote off the entire balance ($476,874) of technology assets as of June 30, 2004. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Impairment of Technology Assets."

Although we believe these technologies are valuable assets, we may not be able to successfully develop these technologies and they may not generate revenue. In addition, even if we are ultimately successful in developing products from these technologies, some of those products would likely be subject to regulatory approval, and could always be the subject of litigation or other claims from competitors or others with respect to such products or the patents and methodologies upon which they are based.

OTHER TECHNOLOGIES

During the 1990's, we developed an intellectual property position in sweat and saliva collection technologies. In 1998, due to lack of funding and our failure to obtain FDA approval for resultant products, we suspended all further development efforts relating to these technologies and products. We subsequently wrote off the value of these assets on our balance sheet in 1999. During fiscal 2004, as discussed above, we formed a new wholly owned subsidiary, PBI Technology, Inc., for the purpose of holding, developing and seeking commercialization of the Saigene Technology and the intellectual property positions in sweat and saliva collection technologies. We believe there may be potential commercial application for some of these technologies, and we have recently engaged outside consultants to resume active development efforts related to the saliva and sweat collection technologies.

Set forth below is a brief description of some of these technologies:

SALIVASAC(R) - SALIVA COLLECTION & PROCESSING DEVICE. This proprietary device, developed by us, collects a non-invasive saliva sample that may be able to replace blood and urine testing in various applications. The SalivaSac(R), which contains a small quantity of a substance that acts as an osmotic driver, is placed in the mouth and rapidly fills with an ultrafiltrate of saliva that is filtered as it passes through the semi-permeable outer membrane. The resulting fluid is clear, easy to use, and does not contain interfering substances. The SalivaSac(R), as a sample collection device, can be combined with currently available testing technologies to permit new, non-invasive diagnostic test applications. We believe the SalivaSac(R) design has the potential to lend itself to point-of-care diagnostic applications, including as a screening product to detect diabetes in the general population, or as a monitoring product to produce detailed quantitative measurements of blood glucose levels.

OSTEOPATCH(TM) SWEAT COLLECTION DEVICE FOR MONITORING MARKERS OF BONE METABOLISM. This patented technology involves a method to measure the presence or absence of markers, typically cross-linked amino acids such as pyridinoline, from body fluids such as sweat. The presence of these markers can be considered useful to support the diagnosis of certain bone disease states or conditions, such as osteoporosis, and as an adjunct to monitor response to treatment in such bone diseases.

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

CLIENTS / MARKETING

We provide specialty reference and central laboratory services to, among others, the pharmaceutical, biotechnology, and laboratory diagnostic industries. We also act as a subcontractor for large central laboratories for our specialty reference laboratory services. In fiscal years 2005 and 2004, our clients included companies ranging from the world's largest pharmaceutical companies and biotechnology companies to small and start-up organizations. Historically, our largest two clients in any individual fiscal year have represented in excess of 50% of our revenue. However, during the fiscal year ended June 30, 2005, our top two clients represented 40% of our revenue as compared to 75% during the fiscal year ended June 30, 2004. Our largest client in fiscal 2005 individually accounted for approximately 23% and 36% of our total revenue in fiscal 2005 and 2004, respectively, while our largest client in fiscal 2004 accounted for approximately 4% and 40% of our total revenue in fiscal 2005 and 2004, respectively. Revenue from our five largest clients represented approximately 67% and 86% of total revenue in fiscal 2005 and fiscal 2004, respectively.

Our scientific expertise is an integral and interrelated part of our marketing and sales process. Our Chief Scientific Officer and our Chief Medical Officer are directly involved in sales and marketing through company capability and scientific presentations as well as consultation with pharmaceutical clinical teams beginning at the protocol design stage. Our extensive knowledge in test development and our close collaboration with diagnostic manufacturers frequently allow us to offer novel tests to our clinical research clients before such tests are commercially available. Additionally, our affiliation with the Centers for Disease Control through our affiliate, Pacific Biometrics Research Foundation, which allows us to participate in the development of reference methods, creates further expertise that we can bring to bear on our clients' testing needs. By marketing and selling our expertise, we believe we have a competitive advantage over our competitors.

CONTRACTUAL ARRANGEMENTS

Our contracts with clients are, for the most part, either fixed price or fee-for-service with a cap. To a lesser extent, contracts are fee-for-service without a cap. In cases where the contracts are fixed price, we generally bear the cost of overruns, but we benefit if the costs are lower than we anticipated. In cases where our contracts are fee-for-service with a cap, the contracts contain an overall budget for the trial based on time and cost estimates. If our costs are lower than anticipated, the client generally benefits from the savings. If our costs are higher than estimated, we bear the responsibility for the overrun unless the increased cost is a result of a change requested by the client, such as an increase in the number of patients to be enrolled or the type or amount of data to be collected. Contracts may range from a few months to several years depending on the nature of the work performed. For most contracts, a portion of the contract fee is paid at the time the study or trial is started with the balance of the contract fee payable in installments upon the progress of the work completed or achievement of milestones over the study or trial duration. We recognize revenue in the period that we perform the related services.

We have master contract service agreements with approximately ten of our largest clients. Under these master service agreements, we perform laboratory research services based on work orders submitted to us by the client. There is no guaranteed minimum number of work orders or revenue to us under either agreement. Each work order is separately negotiated with the client and is usually limited to a specific project with limited duration.

Most of our contracts may be terminated at any time by the client either immediately or upon notice. Our contracts typically entitle us to receive payment for services performed by us up to the time of termination and reimbursement for out-of-pocket costs incurred prior to termination. In certain limited instances, our contracts also entitle us to a termination fee or payment for the costs of winding down the terminated projects.

Most of our contracts also provide for the client to indemnify us for any third party damages and claims arising from our providing services under the contract. The typical exception to this indemnification is that no indemnification will be provided if the damage or claim results from our negligence or intentional misconduct.

COMPETITION

The specialty reference and central laboratory services industries have many participants ranging from small, limited-service providers to a limited number of full-service laboratories with global capabilities.

For specialty reference laboratory services in our areas of expertise, we primarily compete against other full-service and limited service specialty and central laboratory services organizations and, to a lesser extent, laboratories in academic centers. Many of these organizations have significantly greater resources than we do with somewhat different focus and business targets. Our significant competitors in specialty reference laboratory services include Esoterix Inc., Quest Diagnostics, Synarc, Inc., Linco Diagnostics, NW Lipid Laboratory, and the Mayo Clinic.

In the full-service central laboratory service area, we primarily compete with much larger full-service central laboratories with significantly greater resources than we do and many have international operations. Our significant competitors in central laboratory services include Covance Central Laboratory Services, Inc., PPD, Inc., Quintiles Transnational Corp., Parexel International Corporation, MDS Inc. and Quest Diagnostics Incorporated, Lab Corp among others. As discussed above, in fiscal 2005 we entered into a joint marketing arrangement with Quintiles

Transnational and in fiscal 2006 we expect to build on this relationship by expanding joint business development efforts and implementing operational integration in certain areas that will lead to streamlined services.

There is significant competition for clients on the basis of many factors for both specialty reference and full-service central laboratory services, including

     o    technological expertise and efficient drug development processes,

     o    financial stability,

     o    reputation for on-time quality performance,

     o    strengths in various geographic markets and global reach,

     o ability to manage large-scale clinical trials both domestically and internationally,

     o    expertise and experience in specific areas,

     o    scope of service offerings,

     o    price,

     o ability to acquire, process, analyze and report data in a timely and accurate manner,

     o    size, and

     o    expertise and experience in health economics and outcomes services.

While size and global reach are more important competitive factors in the central laboratory services business, we believe that technological expertise is more important for specialty reference laboratory services. Except as to size and international capacity, where we know certain other competitors have an advantage, we believe we compete very favorably in a majority of these areas, particularly with respect to our technical expertise in our three specialty areas.

GOVERNMENT REGULATION

Our laboratory services are subject to various regulatory requirements designed to ensure the quality and integrity of our laboratory testing in support of clinical trials. The industry standards for conducting clinical laboratory testing are embodied in the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). As a medical test site in the State of Washington, we have established quality assurance programs at our laboratory facilities which monitor ongoing compliance with CLIA. In addition, we are a College of American Pathologists ("CAP") or CAP-certified test site. This certification provides monitoring for CAP and CLIA compliance by CAP on a yearly basis.

The industry standards for conducting preclinical laboratory testing are embodied in the Good Laboratory Practices ("GLP") regulations as defined by the FDA. Although we do not perform testing related to preclinical research, we do comply with specific sections of the GLP regulations, at our discretion, when it is either important to our clients or is determined by management as advantageous to our quality assurance program.

Our clinical laboratory services are subject to industry standards for the conduct of clinical research and development of studies that are embodied in the regulations for Good Clinical Practice ("GCP"). The FDA requires that test results submitted to such authorities be based on studies conducted in accordance with GCP. Noncompliance with GCP can result in the disqualification of some or all of the data collected during the clinical trial, as well as precipitate a full investigation of all previous and current regulatory submissions.

We are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste and radioactive materials, as well as the safety and health of laboratory employees. Our laboratory is subject to applicable federal, state and local laws and regulations relating to the storage and disposal of all laboratory specimens including, but not limited to, the regulations of the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Transportation, the National Fire Protection Agency and the Resource Conservation and Recovery Act. Although we believe that we are currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

In addition to its comprehensive regulation of safety in the workplace, the Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers whose workers may be exposed to blood borne pathogens such as HIV and the hepatitis B virus, as well as radiation. Our employees receive initial and periodic training focusing on compliance with applicable hazardous materials regulations and health and safety guidelines.

In the past few years, both the United States and foreign governments have become more concerned about the disclosure of confidential personal data. The European Union prohibits the disclosure of personal confidential information, including medical information, to any entity that does not comply with certain security safeguards. The U.S. Department of Health and Human Services recently promulgated final regulations under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") that will govern the disclosure of confidential medical information in the United States. We do not process IIHI (Individually Identifiable Health Information) during any phase of our business practices related to clinical testing. We therefore are currently exempt from HIPAA regulations.

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

LAURUS DEBT INVESTMENTS

In fiscal 2004 and 2005, we entered into two financing arrangements with Laurus Master Fund, Ltd. ("Laurus"), a New York City based investment fund, for a total of $4 million of secured convertible debt financing. In fiscal 2005, we amended the terms of these financing arrangements, to extend and defer principal payments and to waive certain defaults, all as described below.

LAURUS DEBT INVESTMENT--MAY 2004 $2.5 MILLION SECURED CONVERTIBLE NOTE

Effective May 28, 2004, we entered into our first financing arrangement with Laurus, consisting of a $2.5 million secured convertible note with a term of three years (the "2004 Note"). In connection with the financing, we also issued to Laurus a warrant to purchase up to 681,818 shares of common stock at an exercise price of $1.25 exercisable at any time prior to May 28, 2011.

Under the terms of the 2004 Note, we started making monthly payments of accrued interest only beginning on July 1, 2004. In addition, the 2004 Note provided for monthly payments of principal in the amount of $83,333.33, plus accrued interest, to commence December 1, 2004. The 2004 Note bears interest at an initial rate equal to the prime rate plus two percent (2%). For any cash payments we make on the 2004 Note (e.g., any amounts due that are not converted into common stock), we are required to pay an amount equal to 102% of the principal amount due (i.e., a payment of $85,000 reduces the principal balance by $83,333). In addition, we can prepay the 2004 Note at any time upon payment of an amount equal to 130% of the then-outstanding principal balance, plus accrued and unpaid interest.

Laurus has the option at any time to convert any or all of the outstanding principal and accrued and unpaid interest on the 2004 Note into shares of our common stock at an initial conversion price of $1.06 per share. The note conversion price is subject to certain antidilution adjustments, including full ratchet antidilution if we issue convertible or equity securities at a price per share less than the conversion price. In addition, for each monthly payment under the 2004 Note, Laurus will be obligated to convert a portion of the monthly payment into common stock at the applicable conversion price, when certain conditions are present.

As security for the obligation to Laurus, we and each of our subsidiaries granted Laurus a blanket security interest in all of our assets, and we entered into a stock pledge with Laurus for the capital stock in all of our subsidiaries.

In conjunction with the financing, we paid fees and expenses of approximately $193,500 in cash and reserved $100,000 for potential payments due to Source Capital, our broker, upon the conversion of principal to common stock. The total amount of $293,500 has been amortized to other expense at the rate of approximately $8,153 per month over the 36-month life of the 2004 Note, beginning June 2004. In addition, we issued to our broker a five-year warrant, exercisable as and to the extent that amounts owing under the 2004 Note are converted into common stock, for up to 181,818 shares of common stock at an exercise price of $1.25 per share. See "Note 9 to Notes to Consolidated Financial Statements."

LAURUS WAIVER RE 2004 NOTE

On December 1, 2004, we owed our first repayment of principal to Laurus on the 2004 Note. Prior to December 1, 2004, we initiated discussions with Laurus for a six-month deferral on all principal payments and we did not make the principal payments on either December 1, 2004 or January 1, 2005. On January 31, 2005 Laurus formally agreed to the six-month deferral and also waived all events of default, including the failure by us to make our scheduled amortization payments in December and January. Laurus agreed that we would not be required to pay the principal portion of any monthly amount due for the six-month period from December 2004 through May 2005, and instead such deferred principal amounts would be due on May 1, 2007, the maturity date of the 2004 Note. There was no change in the interest rate charged by Laurus on the unpaid principal.

In consideration for the principal payment deferral and the waiver on the 2004 Note, we issued an additional common stock purchase warrant to Laurus to purchase up to 200,000 shares of common stock at an exercise price of $1.48. The warrant expires on January 31, 2009. See "Note 9 to Notes to Consolidated Financial Statements."

LAURUS DEBT INVESTMENT-- JANUARY 2005 $1.5 MILLION SECURED CONVERTIBLE NOTE

Effective January 31, 2005, we entered into our second debt financing arrangement with Laurus, consisting of $1.5 million secured convertible note with a term of three years (the "2005 Note"). The terms of the 2005 Note are similar to the terms of the 2004 Note. In connection with the financing, we also issued to Laurus a warrant to purchase up to 326,087 shares of common stock at an exercise price of $1.37 per share exercisable at any time prior to January 31, 2010.

Under the terms of the 2005 Note, we started making monthly payments of accrued interest only beginning on March 1, 2005. In addition, the 2005 Note provides for monthly payments of principal in the amount of $50,000, plus accrued interest, commencing August 1, 2005. The 2005 Note bears interest at an initial rate equal to the prime rate plus two percent (2%). For any cash payments made on the 2005 Note (e.g., any amounts due that are not converted into common stock), we are required to pay an amount equal to 102% of the principal amount due (i.e., a payment of $51,000 reduces the principal amount by $50,000).

Laurus has the option to convert any or all of the outstanding principal and accrued interest on the 2005 Note into shares of our common stock at an initial conversion price of $1.17 per share. The note conversion price is subject to certain antidilution adjustments, including full ratchet antidilution if we issue convertible or equity securities at a price per share less than the conversion price. In addition, for each monthly payment under the 2005 Note, Laurus will be obligated to convert a portion of the monthly payment into common stock at the applicable conversion price, when certain conditions are present.

As security for the obligation to Laurus, we and each of our subsidiaries granted Laurus a blanket security interest in all of our assets, and we entered into a stock pledge with Laurus for the capital stock in all of our subsidiaries.

In conjunction with the financing, we paid fees and expenses of approximately $108,000 in cash and reserved $60,000 for potential payments due to Source Capital, our broker, upon the conversion of principal to common stock. The total amount of $168,000 has been amortized to other expense at the rate of approximately $3,167 per month over the 36-month life of the 2005 Note, beginning February 2005. In addition, we issued to our broker a five-year warrant, exercisable as and to the extent that amounts owing under the 2005 Note are converted into common stock, for up to 105,263 shares of common stock at an exercise price of $1.37 per share. See "Note 9 to Notes to Consolidated Financial Statements."

LAURUS DEFERRAL AND EXTENSION - 2004 NOTE AND 2005 NOTE

On May 6, 2005, we and Laurus amended the terms of the 2004 Note and the 2005 Note, to provide for a twelve-month deferral and extension of both. With respect to 2004 Note, Laurus agreed to (a) extend the term for an additional year, to be due in full on May 28, 2008, and (b) defer 12 months of principal payments (originally due June 1, 2005 through May 1, 2006) to be paid monthly beginning June 1, 2007 through May 1, 2008. With respect to the 2005 Note, Laurus agreed to (a) extend the term for an additional year, to be due in full on January 31, 2009, and (b) defer 12 months of principal payments (originally due August 1, 2005 through July 1, 2006) to be paid monthly beginning February 1, 2008 through January 1, 2009, with the balance on the 2005 Note to be paid in full on January 31, 2009.

As a result of these amendments, the first repayments of principal owed to Laurus on the 2004 and 2005 Notes are now June 1, 2006 and August 1, 2006, respectively and the maturity dates for the 2004 and 2005 Notes are now May 1, 2008 and January 1, 2009, respectively. There was no change in the interest rate charged by Laurus on the unpaid principal. Furthermore, commencing as of May 31, 2005 we adjusted the amortization schedules for the 2004 Note and 2005 Note related to the beneficial conversion feature, stock purchase warrants and deferred finance costs. Deferred finance costs are now being amortized at $5,509 and $3,422 per month for the 2004 and 2005 Notes, respectively. The amortization of the beneficial conversion feature and the warrants are now being amortized at $47,912 and $22,846 per month for the 2004 and 2005 Notes, respectively.

In consideration for the principal payment deferral and the extension of the 2004 and 2005 Notes, we issued an additional common stock purchase warrant to Laurus to purchase up to 1,000,000 shares of our common stock at an exercise price of $1.05. The warrant expires on May 6, 2010. See "Note 9 to Notes to Consolidated Financial Statements."

SAIGENE INVESTMENT TRANSACTION

On August 28, 2002, we purchased certain technology, intellectual property and equipment assets from Saigene Corporation pursuant to an asset purchase agreement. The purchased technologies include certain DNA amplification and cell viability and related technologies and processes.

In consideration for the purchased assets, we issued to Saigene a total of 6,541,430 shares of our common stock, and we issued an additional 458,570 shares of our common stock to certain of Saigene's designees. In addition, we executed an option agreement with Saigene whereby we have the right, in our sole discretion, to purchase certain additional assets from Saigene in exchange for, at our election, either $5,147,118 in cash, the issuance of an additional 1,715,706 shares of our common stock, or a combination of cash and shares, and the assumption of additional liabilities associated with such transferred assets. We have not exercised the option agreement and it continues in full force and effect.

Further, in connection with the Saigene asset purchase agreement in fiscal 2003 (or the dates otherwise noted), the following additional actions were taken:

     o We entered into an amended and restated management agreement with Saigene, under which Saigene continued to operate and manage our laboratory (through August 31, 2004) in exchange for a monthly management fee. The original monthly management fee of $90,000 was reduced to $70,000 effective July 1, 2003, further reduced from $70,000 to $40,000 effective February 1, 2004, and further reduced to $20,000 effective June 15, 2004. Subsequently, in July 2004, we and Saigene agreed to terminate the management agreement effective August 31, 2004, thereby eliminating the management fee payable to Saigene after that date;

     o We agreed with Saigene to terminate a prior purchase agreement, dated June 22, 2000, for the proposed purchase by Saigene of our laboratory operations;

     o Holders of our Series A preferred stock consented to an amendment of the Certificate of Designation with respect to the rights and preferences of the Series A preferred stock, and agreed to convert all accrued dividends (approximately $910,000) on the Series A preferred stock into an aggregate of 150,000 shares of our common stock;

     o We entered into consulting arrangements with Paul Kanan and Terry Giles, who then were former founders and officers, and are now current directors;

     o Several of our current and former employees agreed to convert $933,472 of deferred compensation and notes payable into warrants and options to purchase an aggregate of 301,541 shares of our common stock; and

     o Each of Saigene, Paul Kanan, Terry Giles and certain other holders of our common stock agreed not to sell any of our securities until August 28, 2003, except at a price per share equal to or greater than $3.00, in a private transaction, in a transaction solely for estate planning, or, in the event we completed a private financing, at a per share price equal to or greater than the per share price set forth in such private financing.

Subsequently, in December 2002, we entered into an investment agreement with Saigene, reflecting a contribution by Saigene to us toward the development and commercialization of the technologies we acquired from Saigene. Under the terms of this investment agreement, Saigene:

     o executed in our favor a promissory note in the principal amount of $200,000 payable on or before September 30, 2003 (the principal amount and accrued interest on which was subsequently paid in full by Saigene on September 30, 2003 by tender of 72,072 shares common stock held by Saigene at an attributed value of $3.00 per share and $2.36 cash);

     o assumed a creditor obligation (that we had previously assumed pursuant to the Saigene asset purchase agreement) in the aggregate amount of approximately $229,000;

     o assumed another creditor obligation in the aggregate amount of approximately $150,000; and

     o surrendered for cancellation 10,000 shares of our common stock held in Saigene's name.

EMPLOYEES

At September 19, 2005, we had 41 full-time employees, 1 part-time employee and 3 contract employees for a total of 45 employees, 33 of who were employed in laboratory operations, laboratory administration and client services (including our Chief Scientific Officer), 4 were employed in sales, marketing and business development, and 8 were employed in administrative capacities. One of our employees holds an M.D. degree, three others hold Ph.D. degrees, and two others hold masters degrees or other postgraduate degrees. None of our employees are represented by labor unions. We believe that our relationships with our employees are good.

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

RISK FACTORS AFFECTING OUR BUSINESS

THE FOLLOWING DISCUSSION IN THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS REGARDING OUR COMPANY, OUR BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS THAT MAY BE ANTICIPATED BY SUCH FORWARD-LOOKING STATEMENTS AND DISCUSSED ELSEWHERE IN THIS REPORT. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED UNDER THE CAPTIONS "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REPORT. IN EVALUATING OUR BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS, READERS SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS IN ADDITION TO OTHER INFORMATION PRESENTED IN THIS REPORT AND IN OUR OTHER REPORTS FILED WITH THE SECURITIES

AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT OUR BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS. SEE "CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS."

RISKS RELATING TO OUR COMPANY AND OUR BUSINESS

         DURING FISCAL 2004 AND FISCAL 2005, WE HAVE EXPERIENCED A SIGNIFICANT DECREASE IN REVENUE. OUR REVENUE IS UNPREDICTABLE AND VARIES SIGNIFICANTLY FROM QUARTER TO QUARTER.

We have experienced significant quarterly fluctuations and reductions in revenue during fiscal 2004 and fiscal 2005. For fiscal 2005 compared to fiscal 2004, our revenue decreased 33% to approximately $3,230,000 from approximately $4,801,000, and we incurred a net loss for both fiscal 2004 and fiscal 2005. The impact of the quarterly fluctuations is clearly observed in the first fiscal quarter of 2005 where revenue fell 81% compared to the comparable period in fiscal 2004. While, for the last nine months of fiscal 2005, our revenue was 12% higher than for the comparable period of fiscal 2004. The following table shows the significant swings in our quarterly revenue for each quarter in the current fiscal year and the past two fiscal years:

          (DOLLARS IN THOUSANDS,                  FISCAL YEAR
          ROUNDED TO NEAREST THOUSAND)     2003       2004       2005

          Q1, ended September 30 ....     $  895     $2,300     $  434
          Q2, ended December 31 .....      1,668        542      1,009
          Q3, ended March 31 ........      2,088        548      1,048
          Q4, ended June 30 .........      1,114      1,411        739

Our revenue depends in large part on receiving new clinical or diagnostic studies from our clients, and we cannot predict the timing or amount of revenue we may recognize from quarter to quarter. During fiscal 2006, we are planning to make additional investments in our business development, technology infrastructure, operations and other areas of our business in an effort to become more competitive and to increase our revenue. These efforts will use significant amounts of time, effort and funding. These efforts may not be successful in generating additional revenue.

         WE HAVE HISTORICALLY HAD WORKING CAPITAL DEFICITS. IF OUR REVENUE DOES NOT INCREASE, OUR LOSSES, CASH AND WORKING CAPITAL POSITION MAY WORSEN.

We regularly have had cash flow shortages and deficiencies in working capital. Although at June 30, 2005, we had approximately $1,439,000 in cash and a positive working capital position of approximately $308,000, we also had significant amounts of debt, including a secured convertible note and notes payable of $1,647,000 and other liabilities of $2,143,000 and stockholders' deficit of $362,000. These amounts include $1,500,000 in gross proceeds ($1,386,000 in net proceeds) we realized from our secured debt financing we closed in January 2005. These amounts also include $2,659,284 in the discount balance associated with the two Laurus Notes. We also had amounts of past due debt, including approximately $7,000 of accounts payable that was 90 or more days old as of June 30, 2005. For the last two fiscal years ended June 30, 2005 and 2004, we had operating losses of approximately $2,159,000 and $1,712,000, respectively. At June 30, 2005, we had an accumulated deficit of approximately $26,112,000.

Currently, our cash, cash equivalents, and accounts receivable are being used to fund our operating losses and investments in capital expenditures. Accordingly, unless revenue increases, we will likely continue to experience significant losses and our cash and working capital positions will be adversely impacted through fiscal 2006. To improve our cash position, we are actively seeking to
(i) increase revenue, (ii) raise debt or equity financing, and (iii) cut certain expenses. Our efforts to improve our cash position, reduce expenses and generate revenue may not be successful.

Our future capital requirements depend upon many factors, including, but not limited to:

     o the timing and number of clinical trials by clients, the number of samples submitted to us for testing, and the amount of revenue generated from these tests;

     o our ability to enter into and build relationships with new clients, and obtain additional projects from existing clients;

     o our ability to participate in and win bids from RFPs (requests for proposals) for clinical tests;

     o capital expenditure requirements, including for research and development efforts, upgrading or replacing laboratory equipment and making investments in information technology;

     o delays or early terminations of clinical testing agreements with clients;

     o    our plans to pursue additional business strategies;

     o our ability to manage our cash flow, including by managing or reducing our expenses, such as insurance and professional fees of our accountants and attorneys associated with being a public company; and

     o    other business and economic factors that may occur from time to time.

None of these factors can be predicted with certainty. Additionally, if we desire to invest in our laboratory technology or research and development, we will require as much as $1-3 million in additional financing.

         WE CLOSED ON A TOTAL OF $4.0 MILLION IN SENIOR SECURED CONVERTIBLE DEBT FINANCINGS IN MAY 2004 AND JANUARY 2005. OUR ABILITY TO MAKE REQUIRED PAYMENTS OF PRINCIPAL AND INTEREST ON THE DEBT DEPENDS PRIMARILY ON CASH FLOW FROM OPERATIONS, WHICH MAY NOT BE SUFFICIENT TO SERVICE THE DEBT.

In fiscal 2004 and 2005, we closed on two debt financings with Laurus Master Funds Ltd., consisting of $2.5 million effective May 28, 2004 and an additional $1.5 million effective January 31, 2005. See "Description of Business - Laurus Debt Investments" above. Each of these financing is subject to the terms of a three-year convertible term note. For the $2.5 million debt (the 2004 Note), we are obligated to make monthly payments of interest only through May 2006 (approximately $16,000 per month, based on current interest rates of 7.5%), and monthly payments of principal and interest thereafter beginning June 1, 2006 (approximately $101,000 per month, based on a 36 month amortization schedule and current interest rates of 7.5%), with the principal balance due in full on May 1, 2008. For the $1.5 million debt (the 2005 Note), we are obligated to make monthly payments of interest only through July 2006 (approximately $10,000 per month, based on current interest rates of 7.5%), and monthly payments of principal and interest thereafter beginning August 1, 2006 (approximately $61,000 per month, based on a 36 month amortization schedule and current interest rates of 7.5%), with the principal balance due in full on January 1, 2009. Our actual required cash payments on the two notes will vary depending on interest rates and whether amounts under the notes are converted into our common stock.

Our ability to make scheduled monthly payments under the two notes primarily depends on our future performance and working capital, including our ability to increase revenue and cash flows. We currently have other fixed monthly commitments under various notes payable, equipment and facility leases. See "Notes 8 and 9 to Notes to Consolidated Financial Statements" for the fiscal year ended June 30, 2005 included in this Annual Report on Form 10-KSB. To a certain extent our ability to increase revenue and control costs are subject to a number of economic, financial, competitive, regulatory and other factors beyond our control.

However, if our cash flow is insufficient to enable us to service our debt, we may be forced to find alternative sources of financing, or to take further drastic measures, including significantly reducing operations, seeking to sell the company or certain assets, or pursuing a liquidation. Any future alternative sources of debt or equity financing may not be available to us when needed or in amounts required. Although we obtained a line of credit with Franklin Funding in fiscal 2004 for an aggregate amount of $250,000, we have fully utilized that facility and we currently do not have available to us another bank line of credit or other general borrowing facility. Alternatively, we may be forced to attempt to negotiate with our debt holders on our payment terms, which may not be successful or may be on terms onerous to us.

         WE GRANTED A BLANKET SECURITY INTEREST IN ALL OF OUR ASSETS TO THE HOLDER OF OUR SECURED CONVERTIBLE DEBT. IF WE ARE UNABLE TO MAKE OUR REQUIRED MONTHLY PAYMENTS ON THE DEBT, OR ANY OTHER EVENT OF DEFAULT OCCURS, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATIONS, AND THE DEBT HOLDER MAY FORECLOSE ON OUR ASSETS.

As part of our two debt financings with Laurus, we granted to Laurus a blanket security interest in all of our assets, including assets of our subsidiaries. See "Description of Business - Laurus Debt Investments" above. In the event we default in payment on the debt, or any other event of default occurs under the financing documents, 130% of the outstanding principal amount and accrued interest will accelerate and be due and payable in full.

The cash required to pay such accelerated amounts on the notes following an event of default would most likely come out of our working capital. As we rely on our working capital for our day to day operations, such a default could have a material adverse effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations. In addition, upon an event of default, the holders of the secured debt could foreclose on our assets or exercise any other remedies available to them. If our assets were foreclosed upon, or if we were forced to file for bankruptcy or cease operations, stockholders may not receive any proceeds from disposition of our assets and may lose their entire investment in our stock.

         WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FUND CONTINUING OPERATIONS. IF OUR FINANCING EFFORTS ARE NOT SUCCESSFUL, WE WILL NEED TO EXPLORE ALTERNATIVES TO CONTINUE OPERATIONS, WHICH MAY INCLUDE A MERGER, ASSET SALE, JOINT VENTURE, LOANS OR FURTHER EXPENSE REDUCTIONS.

Our efforts to reduce expenses and generate revenue may not be successful. Although we raised $4.0 million in gross proceeds from our two secured convertible debt financings with Laurus, and approximately $1.9 million in gross proceeds from our private placement of common stock that closed in March 2004, if our revenue does not increase we expect to need to raise additional capital through equity or debt financing or through the establishment of other funding facilities in order to keep funding operations. However, in the current market condition, raising capital has been, and will continue to be difficult, and we may not receive sufficient funding. For instance, under the terms of our May 2004 debt financing with Laurus, we had the right to seek an additional $1.0 million in PARI PASSU debt from an investor acceptable to Laurus within 30 days of closing of the initial financing; however, we were not successful in closing on additional funds within such time frame. Any future financing that we seek may not be available in amounts or at times when needed, or, even if it is available, may not be on terms acceptable to us. Also, if we raise additional funds by selling equity or equity-based securities, the ownership of our existing stockholders will be diluted.

We continually evaluate various other alternatives to enable us to fund continuing operations, which may or may not occur, including, but are not limited to, any one or more of the following:

     o engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, joint venture or other similar transaction;

     o forming a joint venture with one or more strategic partners to provide additional capital resources to fund operations; and

These potential alternatives may not be open to us, or may only be available on unfavorable terms. If we are unable to obtain sufficient cash either to continue to fund operations or to locate a strategic alternative, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and ability to continue in existence. During fiscal 2006, we are planning to make additional investments in our business development, technology infrastructure, operations and other areas of our business in an effort to become more competitive and to increase our revenue. These efforts will use significant amounts of time, effort and funding.

         WE HAVE RECEIVED A GOING-CONCERN OPINION FROM OUR INDEPENDENT ACCOUNTANTS. IF WE CANNOT FUND OUR OPERATIONS FROM REVENUE OR FINANCING EFFORTS, WE MAY HAVE TO CHANGE OUR BUSINESS PLAN, SIGNIFICANTLY REDUCE OR SUSPEND OUR OPERATIONS, SELL OR MERGE OUR BUSINESS, OR FILE A PETITION IN BANKRUPTCY.

Our history of working capital deficiencies and any inability to secure additional financing could have a material adverse effect on whether we would be able to successfully implement our business plan and our ability to continue as a going concern. For our fiscal year ended June 30, 2005, our independent accountants included a "going concern" emphasis paragraph in their report on our financial statements, stating that we have suffered recurring losses and have historically had net working capital deficits. We have experienced significant recent decreases in our revenue, and we have been actively seeking to decrease our fixed expenses and other fixed costs with the objective of controlling expenses while minimizing any adverse impact on our future business opportunities. However, these conditions raise substantial doubt about our ability to continue as a going concern. If we cannot generate sufficient revenue from operations or raise additional financing, we may need to change our business plan, significantly reduce or suspend our operations (which may include further reducing our operating expenses and downsizing our staff), sell or merge all or a portion of our business, or file a petition in bankruptcy.

         DURING EACH OF OUR PAST FISCAL YEARS, WE HAVE DEPENDED ON ONE OR TWO CLIENTS FOR A SIGNIFICANT PORTION OF OUR REVENUE. ANY DECREASE IN REVENUE FROM THESE CLIENTS COULD MATERIALLY ADVERSELY AFFECT US.

Historically, our largest two clients in any individual fiscal year have represented in excess of 50% of our revenue. However, during the fiscal year ended June 30, 2005, our top two clients represented 40% of our revenue as compared to 75% during the fiscal year ended June 30, 2004. Our largest client in fiscal 2005 individually accounted for approximately 23% and 36% of our total revenue in fiscal 2005 and 2004, respectively, while our largest client in fiscal 2004 accounted for approximately 4% and 40% of our total revenue in fiscal 2005 and 2004, respectively. Revenue from our five largest clients represented approximately 67% and 86% of total revenue in fiscal 2005 and fiscal 2004, respectively. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and see "Description of Business - Clients/Marketing" above. Because our revenue has been concentrated in one or two large clients, we can be materially adversely impacted by decreases in work generated from these clients, including any delays in undertaking clinical studies or submitting samples for testing services, any early termination or reductions in work orders or clinical studies, or any decreases in the volume or timing of new work orders.

We have expanded our business development efforts and have continued to submit bids and proposals to these and other companies for our services, to increase our revenue and to diversify our client base. Although we believe that we have good relations with all of our large clients and other companies in the industry, and we expect to receive additional work orders in the future, we cannot predict the timing or amount of any such additional work or whether we will be successful in further diversifying our client base. If we are unsuccessful in our sales and business development efforts with our existing clients and potential clients, our revenue for the fiscal year ending June 30, 2006 will be less than our revenue for the fiscal year ended June 30, 2005. In addition, unless we are able to attract additional clients for medium to large studies, we will continue to be dependent on one or two large clients for a substantial majority of our revenue.

         OUR ABILITY TO ATTRACT AND RETAIN CLIENTS DEPENDS IN LARGE PART ON OUR REPUTATION. IF OUR REPUTATION IS HARMED, OUR REVENUE, BUSINESS DEVELOPMENT, GROWTH AND OPERATING RESULTS MAY SUFFER.

We compete with other specialty laboratories and central laboratories in large part on the basis of our reputation for providing quality results in a timely manner. Accordingly, timely, effective and quality service is essential to establishing and maintaining our reputation, as well as to generating clients and revenue. Our reputation may suffer damage, whether from actions outside or within our control. If our reputation is harmed, our revenue, business development, growth and operating results may suffer.

         IF WE DO NOT GENERATE NEW CLIENTS AND NEW PROJECTS FROM OUR BUSINESS DEVELOPMENT EFFORTS, OUR GROWTH MAY BE LIMITED, SALES OF OUR SERVICES MAY DECREASE AND OUR OPERATING RESULTS MAY SUFFER.

We generally do not have long-term contracts with clients for our services. In addition, any project we undertake may generally be terminated at any time by the client on short notice. As a result, it is difficult for us to forecast future sales, and our future revenue depends on our ability to generate new clients and new projects. During fiscal 2006, we are planning on making additional investments in our business development, technology infrastructure, operations and other areas of our business in an effort to become more competitive and to increase our revenue. These efforts will use significant amounts of time, effort and funding. Our business development efforts are substantially dependent on our ability to effectively manage our time, personnel and resources. In particular, our Chief Science Officer and Chief Medical Officer are often heavily involved in the marketing and business development process, and time that they spend in this area detracts from their available time for laboratory and development work. Our success in business development depends in part on our reputation in the industry and client perceptions (including as to our laboratory capacity and financial health), and also to a degree on personal relationships between us and the client. With the significant consolidation in the pharmaceutical industry, it is often a long and complex process in finding and meeting with the right person within the client. We also understand that some companies in the pharmaceutical industry have "preferred vendor" lists, such that a vendor cannot participate in RFPs (requests for proposal) or contract with the company unless the vendor is pre-approved on the list. We are attempting to expand our efforts in this area. If a client or prospective client has negative perceptions about our capabilities, our laboratory capacity or our financial health, this may affect our ability to develop new clients or projects. If our business development efforts are not successful, our revenue and cash flow may decrease and our operating results may suffer.

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

         OUR OBLIGATIONS UNDER OUR SECURED DEBT TO LAURUS MAY ADVERSELY AFFECT OUR ABILITY TO ENTER INTO POTENTIAL SIGNIFICANT TRANSACTIONS WITH OTHER PARTIES.

As a result of our debt financings with Laurus in May 2004 and January 2005, we incurred significant repayment obligations, we granted a blanket security interest in our assets, and we agreed to certain restrictive covenants. In particular, for so long as 25% of the original principal is outstanding under either note, we will need Laurus' consent before we can take certain actions, including the following:

     o    pay any dividends;

     o    merge, effect a material reorganization, liquidate or dissolve;

     o    materially change the scope of our business; or

     o create, incur or assume any debt (other than certain trade debt, equipment financings and debt for the purchase of assets in the ordinary course of business).

Accordingly, unless we obtain Laurus' consent, we may not be able to enter into certain transactions. In addition, in connection with any potential significant transaction (such as a merger, sale of substantially all our assets, joint venture, or similar transaction), it is likely that we would have to pay off the debt obligations to Laurus and have the security interests released. Although we have the right at any time to prepay our secured debt obligations, we can only do so upon payment of 130% of the then principal balance, plus all other amounts owing under the notes. See "Description of Business - Laurus Debt Investments" above. Based on a total principal balance of $4.0 million under both notes, prepayment would require a cash payment of $5.2 million, plus accrued interest. These provisions could have the practical effect of increasing the costs of any potential significant transaction, and restrict our ability to enter into any such transaction.

         WE MAY BEAR FINANCIAL LOSSES BECAUSE MOST OF OUR CONTRACTS ARE OF A FIXED PRICE NATURE AND MAY BE DELAYED, TERMINATED OR REDUCED IN SCOPE FOR REASONS BEYOND OUR CONTROL.

Many of our contracts provide for services on a fixed price or fee-for-service with a cap basis and they may be terminated, delayed or reduced in scope by the other party either immediately or upon notice. See "Description of Business - Contractual Arrangements" above. Contract termination, delay or reduction in scope may occur for a variety of reasons, most of which are beyond our control, including:

     o    the failure of the client's products to satisfy safety requirements;

     o    unexpected or undesired results of the client's products;

     o    insufficient patient enrollment by the client;

     o    insufficient investigator recruitment by the client;

     o the client's decision to terminate the development of a product or to end a particular study; and

     o    our failure to perform properly our duties under the contract.

Because we primarily receive revenue on the basis of the number of clinical samples we test and process, the loss, reduction in scope or delay of a large contract or the loss or delay of multiple contracts could materially adversely affect our business, results of operations, financial condition and cash flows. Our contracts typically entitle us to receive payment for fees earned by us up to the time of termination and reimbursement for out-of-pocket costs incurred prior to termination. In certain limited instances, our contracts also entitle us to a termination fee or payment for the costs of winding down the terminated projects.

         WE MAY BEAR FINANCIAL RISK IF WE UNDERPRICE OUR CONTRACTS OR OVERRUN COST ESTIMATES.

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

         OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY IS ESSENTIAL TO THE GROWTH AND DEVELOPMENT OF OUR PRODUCTS AND SERVICES.

We rely, in part, on patents, trade secrets and know-how to develop and maintain our competitive position and technological advantage on our existing intellectual property and any future intellectual property we develop. See "Description of Business - Technologies and Products" above. We protect our intellectual property through a combination of license agreements, trademark, service mark, copyright, trade secret laws and other methods of restricting disclosure and transferring title. We have and intend to continue entering into confidentiality agreements with our employees, consultants and vendors; entering into license agreements with third parties; and generally seeking to control access to and distribution of our intellectual property.

RISKS RELATING TO OUR INDUSTRY

         FAILURE TO KEEP PACE WITH CHANGES IN THE MARKETPLACE MAY CAUSE US TO LOSE MARKET SHARE AND OUR REVENUE MAY DECREASE.

The market for specialty reference and central laboratory services is subject to rapid technological change and innovation. In particular, laboratories are regularly developing new assays to incorporate into clinical testing and have to maintain up-to-date laboratory equipment to stay competitive. In developing and enhancing our services, we have made, and will continue to make, assumptions about which features, standards and performance criteria will be attractive to, or demanded by, our clients. If we implement features, standards and performance criteria that are different from those required by our clients or if our competitors introduce products and systems that better address these needs, market acceptance of our offerings may suffer or may become obsolete. In that event, our market share and revenue would likely decrease. In addition, clients are requiring that laboratories maintain secure and sophisticated information technology systems, as a means for storing data and facilitating communication between the laboratory and the client. Although we continue to expend efforts and resources in these areas, we may not be successful in keeping up with client needs or expectations. In addition, if a client or prospective client has negative perceptions about our abilities based on our balance sheet and financial strength, this may affect our ability to develop new clients or projects. Many of our competitors have greater resources than we do. We are also exploring potential financing to be used to continue to update our laboratory service capability; if we are unsuccessful in raising funds as and when needed, we may, or it may be perceived, that we are less efficient and less economical than our competitors and we may lose business to our competitors. If this occurs, it would have a material adverse effect on our revenue and financial performance.

         WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND MARKET NEW SERVICES.

We may seek to develop and market new services that complement or expand our existing business. If we are unable to develop new services and or create demand for those newly developed services, our future business, results of operations, financial condition and cash flows could be adversely affected.

         WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY, AND WE MAY LOSE OR FAIL TO ATTRACT CLIENTS FOR OUR SERVICES TO OUR COMPETITORS.

Competitors in the specialty reference and central laboratory industry range from small, limited-service providers to full service global contract research organizations. Our main competition consists of in-house departments of pharmaceutical companies, full-service contract research organizations, and, to a lesser degree, universities. See "Description of Business - Competition" above. We compete on a variety of factors, including

     o    technological expertise and efficient drug development processes,

     o    reputation for on-time quality performance,

     o    price,

     o    expertise and experience in specific areas,

     o    strengths in various geographic markets and global reach,

     o ability to manage large-scale clinical trials both domestically and internationally,

     o    scope of service offerings,

     o ability to acquire, process, analyze and report data in a time-saving and accurate manner, and

     o    expertise and experience in health economics and outcomes services.

Many of our competitors have greater resources than we do, have global operations and greater name recognition. If we experience significant competition which is based on factors which we do not have in our business, such as global management of projects or size, our business could be materially adversely affected. Although we have entered into a joint marketing arrangement with Quintiles in an attempt to improve our competitive position, in fiscal 2005, we did not realize significant financial benefit from this relationship and this arrangement may not be successful in generating revenue for us or improving our competitive position.

         CHANGES IN GOVERNMENT REGULATIONS COULD DECREASE THE NEED FOR OUR SERVICES.

Governmental agencies throughout the world, but particularly in the United States, highly regulate the drug development and approval process. See "Description of Business - Government Regulation" above. Our business involves performing safety and efficacy laboratory testing during clinical trials of new pharmaceutical drugs. Clinical trial laboratory data is used by pharmaceutical and biotechnology companies in the submission process to the FDA for the marketing approval of a new drug. Changes in regulations, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures or an increase in regulatory requirements that we have difficulty satisfying, could eliminate or substantially reduce the need for our services. Also, government efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs may have an impact on the drug development and approval process, and our clients may spend less, or reduce their growth in spending, on research and development.

         FAILURE TO COMPLY WITH EXISTING GOVERNMENT REGULATIONS COULD RESULT IN A LOSS OF REVENUE OR EARNINGS FROM A PROJECT.

Any failure on our part to comply with applicable government regulations could result in the termination of on-going research or sales and marketing projects or the disqualification of data for submission to regulatory authorities. For example, if we failed to validate analytical test methods performed on samples collected during and in support of a trial or if we fail to comply with GCP (Good Clinical Practice) regulations, the generated test data could be disqualified. If this were to happen, we could be contractually required to repeat the trial at no further cost to our client, but at substantial cost to us.

         WE DEPEND ON THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES.

Our revenue depends greatly on the outsourcing expenditures made by the pharmaceutical and biotechnology industries in research and development. Accordingly, economic factors and industry trends that affect our clients in these industries also affect our business. If companies in these industries were to reduce the number of research and development projects they outsource, our business could be materially adversely affected.

Our clients in the pharmaceutical and biotechnology industries have experienced significant consolidation over the last several years and we expect that trend to continue. The uncertainty caused by consolidation, before, during and after a business combination can result in product delays, changes in strategy, and consolidation and/or elimination of research and development efforts. Any of these effects can have a materially adverse affect on us if it results in testing delays, sample volume reductions or termination of tests.

         WE MUST MAINTAIN CERTIFICATIONS FROM OUR CLIENTS IN ORDER TO BE ELIGIBLE TO BID ON PROJECTS.

Many of our clients require our laboratories to be tested from time to time for certification that we comply with their internal requirements. If we fail to comply, we will probably be terminated from existing contracts and we will not be eligible to bid on that client's future projects. While generally we have been very successful in maintaining certifications and in gaining new certifications, if we fail certification tests, especially for our major clients, our business would be materially adversely affected.

         WE MAY EXPAND OUR BUSINESS THROUGH ACQUISITIONS.

We may review acquisition opportunities. Factors which could affect our ability to grow successfully through acquisitions include

     o difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits,

     o    diversion of management's attention from current operations,

     o the possibility that we may be adversely affected by risk factors facing the acquired companies, and

     o acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common stock to the stockholders of the acquired company, dilutive to the percentage of ownership of our existing stockholders.

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

         SPECIAL REFERENCE AND CENTRAL LABORATORY SERVICES CREATE A RISK OF LIABILITY.

In contracting to work on drug development trials, we face a range of potential liabilities, including

     o errors or omissions in laboratory data being generated relating to the safety and efficacy of the drug, that could affect the regulatory approval of the drug, and

     o errors and omissions during a trial that may undermine the usefulness of a trial or data from the trial.

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

RISKS RELATED TO OUR COMMON STOCK

         BECAUSE OUR COMMON STOCK IS TRADED ON THE OTC BULLETIN BOARD AND IS CONSIDERED A "PENNY STOCK," OUR STOCKHOLDERS' ABILITY TO SELL SHARES IN THE SECONDARY TRADING MARKET MAY BE LIMITED.

Our common stock is currently quoted for trading on the OTC Bulletin Board. As a result, the liquidity of our common stock is limited, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and the lack of coverage by security analysts and the news media of our company.

In addition, because our stock is quoted on the OTC Bulletin Board, our common stock is subject to certain rules and regulations relating to "penny stock." A "penny stock" is generally defined as any equity security that has a price less than $5.00 per share and that is not quoted on the NASDAQ Stock Market or a national securities exchange. Being a penny stock generally means that any broker who wants to trade in our shares (other than with established clients and certain institutional investors) must comply with certain "sales practice requirements," including delivery to the prospective purchaser of the penny stock a risk disclosure document describing the penny stock market and the risks associated therewith. In addition, broker-dealers must take certain steps prior to selling a "penny stock," which steps include:

     o    obtaining financial and investment information from the investor;

     o obtaining a written suitability questionnaire and purchase agreement signed by the investor; and

     o providing the investor a written identification of the shares being offered and the quantity of the shares.

If these penny stock rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. The application of these comprehensive rules will make it more difficult for broker-dealers to sell our common stock, and as a practical matter, these requirements may mean that brokers are less likely to make recommendations on our shares to its general clients.

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

         OUR QUARTERLY OPERATING RESULTS MAY VARY, AND THESE FLUCTUATIONS COULD AFFECT THE MARKET PRICE OF OUR STOCK.

Our operating results may vary significantly from quarter to quarter and are influenced by such factors as:

     o    the commencement, completion or cancellation of large contracts,

     o    the progress of ongoing contracts,

     o seasonality (particularly in the summer months as patient enrollment and participation in clinical testing typically decreases coinciding with summer vacations), and

     o    changes in the mix of our services.

We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. While fluctuations in our quarterly operating results could negatively or positively affect the market price of our common stock, these fluctuations may not be related to our future overall operating performance.

         OUR STOCK PRICE IS VOLATILE AND A STOCKHOLDER'S INVESTMENT IN OUR COMMON STOCK COULD SUFFER A DECLINE IN VALUE.

The trading price of our common stock has fluctuated significantly in the past. The future trading price of our common stock may continue experiencing wide price fluctuations in response to a number of factors, some of which are beyond our control, such as:

     o    actual or anticipated fluctuations in revenue or operating results,

     o    changes in market valuation of companies in our industry generally,

     o announcements of research activities and technology innovations or new products or services by us or our competitors;

     o    failure to meet expectations of performance,

     o developments in or disputes regarding copyrights, trademarks, patents and other proprietary rights, and

     o    general economic conditions.

         THE MARKET FOR OUR STOCK HAS NOT BEEN LIQUID.

The average daily trading volume for our common stock during the three months prior to June 30, 2005 was less than 15,000 shares. Therefore, holders of our common stock may have difficulty selling their shares in the public markets. As a result of our three outstanding resale registration statements that became effective during fiscal 2005, a significant number of restricted shares have been registered and are available for sale (including shares that may be issued in the future upon conversion of amounts due under the Laurus note and upon exercise of outstanding warrants). Sales of a substantial number of shares of our common stock in the public market (including the shares offered under this prospectus, under other registration statements and shares available for resale under Rule 144 under the Securities Act) or the perception that such sales could occur, could significantly depress the prevailing market price of our common stock.

         AS WE ISSUE ADDITIONAL EQUITY SECURITIES IN THE FUTURE, INCLUDING UPON CONVERSION OF ANY OF OUR SECURED CONVERTIBLE DEBT, OUR EXISTING STOCKHOLDERS WILL BE DILUTED. IN PARTICULAR, THE SECURED CONVERTIBLE DEBT HAS A FULL RATCHET ANTI-DILUTION PROVISION THAT COULD SIGNIFICANTLY DILUTE OUR STOCKHOLDERS.

In connection with our two debt financings with Laurus, we issued a $2.5 million secured convertible note, a $1.5 million secured convertible note and warrants to Laurus. See "Description of Business - Laurus Debt Investment" above. The $2.5 million note is convertible into shares of our common stock at an initial conversion price of $1.06 per share, and the $1.5 million note is convertible at an initial conversion price of $1.17 per share. At these initial conversion rates, for example, we would issue approximately 3,641,000 shares upon conversion of the $4.0 million owing under the notes. The actual number of shares to be issued will depend on the actual dollar amount of principal and interest being converted. In addition, each note carries a full ratchet anti-dilution provision, such that if we issue in the future convertible or equity securities (subject to certain exceptions, including stock option grants and issuances in connection with certain acquisition transactions) at a price less than the initial conversion price, the note conversion price will be automatically adjusted down to that lesser price. In addition to the conversion rights of the convertible debt, as we issue stock or convertible securities in the future, including for any future equity financing or upon exercise of any of the outstanding stock purchase warrants and stock options, those issuances would also dilute our stockholders. If any of these additional shares are issued and are sold into the market, it could decrease the market price of our common stock and could also encourage short sales. Short sales and other hedging transactions could place further downward pressure on the price of our common stock.

         WE DO NOT INTEND TO PAY CASH DIVIDENDS, SO ANY RETURN ON INVESTMENT MUST COME FROM APPRECIATION.

We have not declared dividends on our common stock in the past, and do not intend to declare dividends on our common stock in the foreseeable future. In addition, pursuant to our financing agreements with Laurus, for as long as 25% of the original principal amount is outstanding under the either secured convertible note to Laurus, we may not declare or pay any dividends without Laurus' consent. As a result, any investment return in our common stock must come from increases in the fair market value and trading price of our common stock.

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

ITEM 2.    DESCRIPTION OF PROPERTY.

We lease approximately 15,000 square feet of office and laboratory space in Seattle, Washington for our executive offices and laboratory. This lease has a term of ten years, expiring on October 31, 2007, and carries an average annual rental of approximately $229,000 through the remainder of the lease term subsequent to June 30, 2005. In addition, under the terms of the lease, we were required to place $71,000 security deposit in an interest bearing account in our name, with interest earned accruing to us. Under the terms of the lease this $71,000 was returned to us in April 2005.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2005.


                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK

Our common stock is currently quoted for trading on the OTC Bulletin Board under the symbol "PBME." Initially, our common stock began trading in October 1996 (subsequent to the initial public offering) on The NASDAQ Stock Market under the symbol "PBMI". In March 1999, our securities were delisted from The NASDAQ Stock Market as it failed to meet the maintenance requirements for tangible net assets and minimum stock price. The stock subsequently traded and continues to trade on the OTC Bulletin Board. In March 2003, the ticker symbol for the common stock was changed to "PBME" from "PBMI" in connection with the 1:3 reverse stock split approved by our board of directors and stockholders.

The following table shows, for each quarter of fiscal 2005 and 2004, the high and low closing sales prices as reported by the OTC Bulletin Board. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

                                                          OTC BULLETIN BOARD
                                                            High        Low

          FISCAL 2005:
          Fourth quarter, ended June 30, 2005 ........     $ 1.30     $ 0.73
          Third quarter, ended March 31, 2005 ........       1.33       0.87
          Second quarter, ended December 31, 2004 ....       1.20       0.60
          First quarter, ended September 30, 2004 ....       1.03       0.65

          FISCAL 2004:
          Fourth quarter, ended June 30, 2004 ........     $ 1.25     $ 0.80
          Third quarter, ended March 31, 2004 ........       1.25       0.65
          Second quarter, ended December 31, 2003 ....       2.00       0.75
          First quarter, ended September 30, 2003 ....       2.00       0.90

HOLDERS

As of September 21, 2005, there were 13,325,705 shares of common stock issued and outstanding, held by approximately 260 holders of record.

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

SALES OF UNREGISTERED SECURITIES

Effective January 31, 2005, we signed an agreement with The Investor Resource Group (IRG) to provide certain investor relations services to us. Pursuant to the terms of the agreement, we issued a total of 125,000 shares of common stock to two principals of IRG. The shares of common stock were issued in reliance on the statutory exemption from registration provided by Section 4(2) of the Securities Act.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONSOLIDATED AUDITED FINANCIAL STATEMENTS AND RELATED NOTES FOR THE FISCAL YEAR ENDED JUNE 30, 2005, INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS. SEE "CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS" AND "RISK FACTORS."

OVERVIEW

We provide specialty central laboratory services to support pharmaceutical and laboratory diagnostic manufacturers in the conduct of human clinical research, for use in their drug and diagnostic product development efforts. Our clients include a number of the world's largest multi-national pharmaceutical, biotechnology and diagnostic companies. Our well-recognized specialty areas include cardiovascular disease (dyslipidemia, atherosclerosis, and coronary heart disease), diabetes (and obesity), and bone and joint diseases (osteoporosis as well as osteo and rheumatoid arthritis). Coupled with our specialty testing, we also have central laboratory capability and provide full-service central laboratory support for multi-center clinical trials, including routine safety lab tests (general chemistry, hematology, and urinalysis). Our company is a Delaware corporation, incorporated in May 1996, and we conduct our operations primarily through our wholly-owned subsidiary, Pacific Biometrics, Inc., a Washington corporation.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

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

REVENUE RECOGNITION

We recognize revenue in the period that the related services are performed. Historically, a majority of our net revenue has been earned under contracts which range in duration from six months to eighteen months, but can extend in duration up to two years or longer. Service contracts generally take the form of fixed-price arrangements. Under fixed-price contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of contract pricing terms. Renegotiated amounts are not included in net revenue until earned and realization is assured. We also receive advances from certain clients related to the services to be performed for them. These advances are deferred and recognized as revenue in the period the related services are performed. Estimates of costs to complete are made, as appropriate, to provide for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. All out-of-pocket costs are included in total revenue and expenses.

BENEFICIAL CONVERSION FEATURE

In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 98-5 and FASB EITF No. 00-27, using the relative fair value method of Accounting Principles Board Opinion 14 ("APB 14"), we recorded a beneficial conversion feature (BCF) related to the issuance of convertible debt that has conversion features at fixed rates that are in-the-money when issued and recorded value allocated to warrants issued with those instruments. The BCF for the convertible instrument and value allocated to warrants are measured and recognized by allocating a portion of the proceeds to additional paid-in capital with an offset to a discount on the convertible instrument.

For convertible debt and related warrants, the recorded discount is amortized as interest expense using the effective interest method over the life of the debt.

BAD DEBT ALLOWANCE

We endeavor to assess and monitor the creditworthiness of our clients to which we grant credit terms in the ordinary course of business. We maintain a provision for doubtful accounts to provide for the possibility that amounts due to us may not be collected. As of June 30, 2005, the allowance for bad debt was approximately 4% of our total accounts receivable. This bad debt provision is monitored on a monthly basis and adjusted as circumstances warrant. As the recorded bad debt provision is based upon management's judgment, actual bad debt write-offs may be greater or less than the amount recorded. Historically bad debt write-offs have not been material.

OPERATING EXPENSES

Historically, we have segregated our recurring operating expenses among three categories: laboratory and cost of goods sold; selling, general and administrative expenses; and research and development. For the fiscal period ended June 30, 2004, operating expenses also included a fourth category, impairment of technology assets, as described above. Laboratory expenses and cost of goods sold consist of amounts necessary to complete the revenue and earnings process, and includes direct labor and related benefits, other direct costs, and an allocation of facility charges and information technology costs, and depreciation and amortization. Also, laboratory expenses and cost of goods sold include shipping and handling fees and reimbursable out-of-pocket costs. Laboratory expenses and cost of goods sold, as a percentage of net revenue, tends, and is expected, to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings involving studies conducted during any period of time. Selling, general and administrative expenses include business development activities, sales and marketing expenses and related commissions, and laboratory administration expenses. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, legal and accounting fees, advertising and promotional expenses, administrative travel and an allocation of facility charges, information technology costs, and depreciation and amortization. Research and development expenses consist of direct labor and related benefits, supplies, legal fees for patent applications, travel expenses, and depreciation and amortization. Impairment of technology assets resulted from the write-off of our technology assets described above.

We depreciate equipment and computers over three to five years, while leasehold improvements are depreciated over the remaining life of the lease or ten years. This estimate of a three to five-year useful life on equipment and computers and a useful life based on the remaining years left on the building lease for leasehold improvements reflects management's judgment that these useful life periods reflect a reasonable estimate of the life over which the equipment, computers and leasehold improvements will be used by us. However, the amount of depreciation expense we record in any given period will change if our estimates of the useful life of our equipment, computers or leasehold interests were to increase or decrease.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30, 2005 AND 2004

REVENUE:
                                  YEARS ENDED
--------------------------------------------------------------------------------
Dollars in thousands,
rounded to nearest thousand         JUNE 30,              $             %
                             ---------------------     ----------------------
                               2005         2004        Change        Change
                             --------     --------     --------      --------
REVENUE                      $  3,230     $  4,801     $ (1,571)          (33)%
--------------------------------------------------------------------------------

Our revenue is primarily generated from clinical pharmaceutical trials testing services and from diagnostic services. The approximately 33% decrease in fiscal 2005 revenue over fiscal 2004 was primarily attributable to a decrease in the size and number of clinical pharmaceutical trials testing and diagnostic testing services we performed. This overall decrease in revenue was partially offset with the large percentage increase in referral revenues. This category increased based in part on our joint marketing efforts with other laboratories.

The overall decrease primarily reflects reductions in revenue in the first and fourth fiscal quarters for the year ended June 30, 2005. Combined revenue for the first and fourth quarters for the fiscal year ended June 30, 2005 was $1,173,000 as compared to $3,711,000 for the comparable quarters in the prior fiscal year. The decrease in revenue observed in these two fiscal quarters was offset somewhat by the increase in revenue for the second and third quarters for fiscal 2005. Combined revenue for the second and third quarters for the fiscal year ended June 30, 2005 was $2,057,000 as compared to $1,090,000 for the comparable quarters in the prior fiscal year. These quarterly fluctuations in revenue are primarily explained by the timing between our work on testing and open work orders, and prior work orders having been completed or terminated.

Historically, our largest two clients in any individual fiscal year have represented in excess of 50% of our revenue. However, during the fiscal year ended June 30, 2005, our top two clients represented 40% of our revenue as compared to 75% during the fiscal year ended June 30, 2004. Our largest single client in fiscal 2005 accounted for approximately 23% and 36% of our total revenue in fiscal 2005 and 2004, respectively, while our largest single client in fiscal 2004 accounted for approximately 4% and 40% of our total revenue in fiscal 2005 and 2004, respectively. Revenue from our largest five clients represented approximately 67% and 86% of total revenue in fiscal 2004 and fiscal 2003, respectively.

LABORATORY EXPENSE AND COST OF GOODS SOLD:
                                  YEARS ENDED
--------------------------------------------------------------------------------
Dollars in thousands,
rounded to nearest thousand         JUNE 30,              $             %
                             ---------------------     ----------------------
                               2005         2004        Change        Change
                             --------     --------     --------      --------
LABORATORY EXPENSE AND
  COST OF GOODS SOLD         $  2,456     $  2,763     $   (307)         (11)%

PERCENTAGE OF REVENUE              76%          58%
--------------------------------------------------------------------------------

For the comparable fiscal years ended June 30, 2005 and 2004, laboratory expense and cost of goods sold decreased approximately 11%. As a percentage of revenue, laboratory expense and cost of goods sold increased in fiscal 2005 to approximately 76% from approximately 58% in fiscal 2004. The relative increase in laboratory expense and cost of goods sold as a percentage of revenue was primarily the result of the significant decrease in revenues over the comparable periods and the fixed components of laboratory expense and cost of goods sold.

Laboratory expense and cost of goods sold consist primarily of payment of salaries and related benefits to employees performing analysis of clinical trial samples, the cost of supplies for analysis of clinical trial samples, payments to subcontractors of laboratory services, and other expenses such as payment of business and occupation taxes. During the fiscal years ended June 30, 2005 and 2004, respectively, salaries and related benefits accounted for approximately 42% and 35% of total laboratory expense and cost of goods sold, lab supplies were approximately 30% and 24%, and outside services were approximately 4% and 20%. The 80% decrease in outside services resulted from approximately $537,000 we paid for outside services during fiscal 2004 compared to approximately $107,000 for all outside services for fiscal 2005. Salaries and related benefits rose 7% to $1,030,000 from $966,000 for the fiscal years ended June 30, 2005 and 2004, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:
                                  YEARS ENDED
--------------------------------------------------------------------------------
Dollars in thousands,
rounded to nearest thousand         JUNE 30,              $             %
                             ---------------------     ----------------------
                               2005         2004        Change        Change
                             --------     --------     --------      --------
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE     $  2,819     $  3,145     $   (326)         (10)%

PERCENTAGE OF REVENUE              87%          66%
--------------------------------------------------------------------------------

Our selling, general and administrative expense consists primarily of compensation for our executive officers, board members and other selling, general and administrative personnel, compensation income (expense) on our stock options, legal and accounting fees, and payments under consulting arrangements.

For the comparable years ended June 30, 2005 and 2004, respectively, selling, general and administrative expense decreased approximately 10% to approximately $2,819,000 from $3,145,000. As a percentage of revenue, selling, general and administrative expenses were approximately 87% and 66%, respectively, for the comparable fiscal years ended June 30, 2005 and 2004.

The reduction in our selling, general and administrative expenses for the comparable periods is due in large part to the termination of our prior management agreement with Saigene Corporation, effective August 31, 2004. Accordingly, for the comparable fiscal years ended June 30, 2005 and 2004, respectively, management fees decreased 94% to approximately $40,000 from $680,000.

Excluding Saigene management fees, selling, general and administrative expenses were approximately $2,779,000 and $2,465,000 (approximately 86% and 51% as a percentage of revenue), respectively, for the comparable fiscal years ended June 30, 2005 and 2004. The dollar increase in our selling, general and administrative expenses for the comparable periods is due in large part to salaries and benefits for management, sales and administrative personnel, which increased approximately $234,000. The increase in our selling, general and administrative expenses for the comparable periods is also due to the investor relations program with IRG and outside consulting services. We had decreased expenses for board of director, legal and accounting fees, while expenses associated with bonuses, recruiting, trade shows and travel all increased.

Selling, general and administrative expenses also include compensation income (expense) resulting from the May 2002 repricing of all outstanding stock options to the then-current market price of $0.06. For the comparable fiscal years ended June 30, 2005 and 2004, respectively, we recognized approximately $1,500 and $35,000 in income. As of June 30, 2005, 7,902 repriced options remained outstanding. In the future, the amount of compensation expense (income) we recognize will fluctuate based on the value of our common stock and the number of options that are outstanding as of each valuation date. (See "Note 12 to Notes to Consolidated Financial Statements").

RESEARCH AND PRODUCT DEVELOPMENT:
                                  YEARS ENDED
--------------------------------------------------------------------------------
Dollars in thousands,
rounded to nearest thousand         JUNE 30,              $             %
                             ---------------------     ----------------------
                               2005         2004        Change        Change
                             --------     --------     --------      --------
RESEARCH AND PRODUCT
  DEVELOPMENT                $    114     $    129     $    (15)         (12)%

PERCENTAGE OF REVENUE               4%           3%
--------------------------------------------------------------------------------

Research and development expenses consist mainly of our expenditures incurred in connection with development of our LIDA and cell viability technology that is held by our subsidiary, PBI Technology.

For the comparable fiscal years ended June 30, 2005 and 2004, research and product development expenses decreased approximately 12% to approximately $114,000 from $129,000. The decrease was primarily the result of decreased compensation expense as a result of fewer employees in research and product development in the current year period over the comparable prior year period. For the fiscal year ended June 30, 2005, the decrease was partially offset by increased costs of $85,000 associated with our agreement with Utek Corporation, which we entered into September 30, 2004, for Utek to assist us in identifying one or more licensing, royalty or asset sale opportunities for the technology assets held by PBI Technology. We terminated this agreement in June 2005. Under this agreement, we paid no cash compensation to Utek, but issued to Utek 129,730 unregistered shares of common stock as compensation, with 1/12th of the shares (10,810 shares) vesting each month during the term of the agreement, of which 91,885 shares were vested as of the date of termination of the agreement.

We anticipate that we will continue to incur research and development expenses related to the technology held by PBI Technology. However, if we are unable to increase revenue or raise additional funding to continue to fund our existing research and development efforts, we will seek to further reduce our research and development efforts and expenses.

IMPAIRMENT OF TECHNOLOGY ASSETS:
                                  YEARS ENDED
--------------------------------------------------------------------------------
Dollars in thousands,
rounded to nearest thousand         JUNE 30,              $             %
                             ---------------------     ----------------------
                               2005         2004        Change        Change
                             --------     --------     --------      --------
IMPAIRMENT OF TECHNOLOGY
  ASSETS                     $      0     $    477     $   (477)        (100)%

PERCENTAGE OF REVENUE               0%          10%
--------------------------------------------------------------------------------

As of June 30, 2004, we re-assessed impairment issues on our technology assets and we concluded that the recorded value of those assets should be written off. Accordingly, as of June 30, 2004, we wrote off the entire balance of $476,874 of technology assets as an operating expense, "Impairment of technology assets" (in accordance with SFAS 144- "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS"). (See "Note 2 to Notes to Consolidated Financial Statements"
- Summary of Significant Accounting Policies - Technology Assets ). We had no comparable expense in fiscal 2005.

OTHER EXPENSE:
                                  YEARS ENDED
--------------------------------------------------------------------------------
Dollars in thousands,
rounded to nearest thousand         JUNE 30,              $             %
                             ---------------------     ----------------------
                               2005         2004        Change        Change
                             --------     --------     --------      --------
OTHER EXPENSE                $   (834)    $   (172)    $   (662)          385%

PERCENTAGE OF REVENUE             (26)%         (4)%
--------------------------------------------------------------------------------

Total other expense increased 385% to approximately $834,000 from expense of $172,000 during the fiscal years ended June 30, 2005 and 2004, respectively. There were two major components of other expense in the year ended June 30, 2005 associated with the Laurus 2004 and 2005 Notes. First, in the year ended June 30, 2005, we had approximately $672,000 of interest expense on the Laurus 2004 and 2005 Notes, other notes payable and lease obligations. Of this amount, approximately $229,000 was cash interest paid on the 2004 and 2005 Notes, while we recorded $423,407 and $21,746 of non-cash expense related to the amortization of the intrinsic value of the beneficial conversion features of the 2004 and 2005 Notes for the years ended June 30, 2005 and 2004. As of June 30, 2005, $2,659,000 of the beneficial conversion feature and warrant discount remained unamortized. Because of the extension and deferral of interest on the 2004 and 2005 Notes, we adjusted the amortization schedule of the intrinsic value of the beneficial conversion and will be amortized at approximately $71,000 per month, using the straight-line method, over the remaining life of the 2004 and 2005 Notes or upon their earlier conversion. (See Note 9 to Notes to Consolidated Financial Statements -- DEFERRAL & EXTENSION OF SECURED CONVERTIBLE NOTES). We entered into the financing arrangements with Laurus effective May 28, 2004 and January 31, 2005, so we had only $21,746 in comparable expenses related to the May 2004 secured convertible note for the comparable twelve month period ended June 30, 2004.

The second major component of other expense associated with Laurus related to the approximately $293,500 in fees and expenses in the fourth quarter of fiscal 2004, related to the 2004 Note, and approximately $168,000 in fees and expenses in the year ended June 30, 2005, related to the 2005 Note. We are amortizing these fees to deferred financing costs over the amended 48-month life of each note, resulting in approximately $116,000 of expense recognized for the fiscal year ended June 30, 2005 compared to approximately $5,000 of expense recognized as of June 30, 2004. For fiscal 2006, we expect to continue to amortize these expenses at the rate of approximately $9,000 per month, or $27,000 per quarter.

For fiscal 2004, our net "other expense" included approximately $42,000 in Washington state sales and business and occupation tax refunds from a review of past years tax remittances, approximately $155,000 of interest expense on notes payable and lease obligations (net of interest income), and approximately $72,000 from a loss on the receipt of common stock instead of cash in payment of a $200,000 note receivable from a related party (Saigene) and approximately $16,000 in accrued interest income.

NET LOSS:
                                  YEARS ENDED
--------------------------------------------------------------------------------
Dollars in thousands,
rounded to nearest thousand         JUNE 30,              $             %
                             ---------------------     ----------------------
                               2005         2004        Change        Change
                             --------     --------     --------      --------
NET LOSS                     $ (2,993)    $ (1,884)    $ (1,109)          (59)%

PERCENTAGE OF REVENUE             (93)%        (39)%
--------------------------------------------------------------------------------

We had a net loss of approximately $2,993,000 in fiscal 2005 compared to a net loss of approximately $1,884,000 in fiscal 2004. This increase in loss is reflective of our significant decrease in revenue during fiscal 2005. In addition, the increase in net loss from fiscal 2004 to fiscal 2005 was significantly as a result of increase in other expenses and the increase in our selling, general and administrative expenses (net of the Saigene management fees).

LIQUIDITY AND CAPITAL RESOURCES:

We had significant net operating losses for the fiscal years ended June 30, 2005 and 2004. Revenues for the fiscal years ended June 30, 2005 and 2004 were significantly lower than those in the comparable prior fiscal years. We did, however, see improvements in revenues during the second and third quarters of the 2005 fiscal year. Unless revenues increase, we will likely continue to experience significant losses and our cash and working capital positions will be adversely impacted. Our operations historically have been funded through revenues generated from operations and from the sale and issuance of our common stock, preferred stock and debt.

At June 30, 2005, our cash and cash equivalents were approximately $1,439,000, compared to approximately $2,941,000 at June 30, 2004. The decrease in our cash and equivalents is primarily attributable to our net operating loss. To a lesser degree the net decrease in our cash and cash equivalents is the result of: (a) payments made for prepaid expenses, (b) interest payments made on our notes payable, (c) an increase in our accounts receivables, and (d) our purchases of capital equipment. These items were offset to some degree as a the result of:
(i) increases in advances from our clients, (ii) increases in deferred compensation, and (iii) the return of our restricted cash security deposit from our landlord. We previously had restricted cash of approximately $71,000 which represented a security deposit in connection with our office lease in Seattle, Washington that expires in July 2007. During the fourth quarter of fiscal 2005 our landlord returned this restricted cash security deposit. Our prepaid expenses and other assets increased by approximately $524,000 primarily from the acquisitions of our laboratory information system and our backup power generator.

At June 30, 2005, we had approximately $608,000 in accounts receivable, compared to approximately $367,000 as of June 30, 2004, reflecting the timing of revenues billed and collected. We generally have a high collectibility rate on our accounts receivable, and our allowance for doubtful accounts is only $22,100 which we believe is reasonable based on our past experience. Our accounts receivable generally reflect our billings, and may include one or several individually large customer receivables from time to time. For example, as of June 30, 2004, approximately 41% of our receivables balance of approximately $367,000 was from one clinical service contract, which was subsequently paid in full in the quarter ended September 30, 2004. We had no such single receivable that represented a significant portion of our accounts receivable balance as of June 30, 2005.

Total liabilities recorded on our balance sheet as of June 30, 2005 were approximately $3,789,000 compared to approximately $3,519,000 as of June 30, 2004. The slight increase in liabilities was the result of an increase in customer advances, an increase in accrued liabilities, and a slight increase in our secured Laurus convertible debt net of the beneficial discount for the 2004 and 2005 Notes. This was offset by decreases in our other notes payable, accounts payable and capital lease obligations. Significant components of our liabilities include the 2004 and 2005 Notes with Laurus, and, to a lesser degree, our prior borrowings in fiscal 2004 under our $250,000 credit facility with Franklin Funding. As required by U.S. generally accepted accounting principles, the liability we recorded for the 2004 and 2005 Notes reflected a discount from the face value of the notes by approximately $2,659,000, related to the valuation of the beneficial conversion feature and the warrants. During the fiscal year ended June 30, 2005, Laurus converted $63,600 of the principal amount due on the 2004 Note and as of June 30, 2005 the remaining principal balance on the 2004 Note was $2,436,400. No amounts of the 2005 Note have been converted, and as of June 30, 2005 the remaining principal balance on the 2005 Note was $1,500,000. Accordingly, if the discount to face value is disregarded, our total liabilities as of June 30, 2005 and June 30, 2004, respectively, would be approximately $6,449,000 and $4,755,000.

At June 30, 2005, we had working capital of approximately $308,000, compared to working capital of approximately $1,415,000 at June 30, 2004. The approximately $1,107,000 decrease in working capital is attributable to several changes in the components of working capital. Changes providing favorable impact include increases in accounts receivable, prepaid expenses, deferred financing costs related to the 2004 and 2005 Notes, along with decreases in accounts payable, and decreases in our current notes payable and the current portion (net of discounts), payable on our 2004 and 2005 Notes. Changes negatively impacting our working capital since June 30, 2004 include decreases in our cash, along with increases in our advances from customers and accrued liabilities. In addition, our working capital position at June 30, 2005 and June 30, 2004, respectively, gives effect to approximately $0 and $304,000 of discounts recorded on the current portions of our 2004 and 2005 Notes, as required by U.S. generally accepted accounting principles. If this discount were disregarded, we would have working capital surpluses of approximately $308,000 and $1,111,000, respectively, at June 30, 2005 and June 30, 2004.

Net cash used in operating activities was approximately $2,397,000 for the fiscal year ended June 30, 2005, primarily to fund our net loss and changes in our working capital. For the fiscal year ended June 30, 2005, net cash used in operations included the effect of approximately $423,000 of amortization related to the 2004 and 2005 Notes, approximately $152,000 in depreciation and amortization, and $1,000 in income recognized in accordance with accounting for stock options under variable pricing rules as it relates to our May 2002 repricing of stock options. Our investing activities used approximately $182,000 for the fiscal year ended June 30, 2005 primarily for the purchase of capital equipment related to our laboratory information system discussed above. Cash flows provided in financing activities included approximately $1,077,000 consisting primarily of approximately $1,500,000 in borrowings under our January 2005 secured convertible note with Laurus (net of approximately $168,000 in deferred finance charges) and approximately $71,000 in payments from the return of our cash security deposit with our landlord. We made payments of approximately $386,000 on notes payable and on capital lease obligations.

As described above, we experienced a significant decrease in revenue for the year ended June 30, 2005, and we incurred significant net losses. Except for the proceeds from our 2004 and 2005 Notes with Laurus, we have realized a degradation of our cash and working capital position from operations. We expect these trends will continue during fiscal 2006, although possibly at a lower rate. In an effort to become more competitive and to increase our revenues, we have been actively increasing our business development activities, and are planning to continue making additional investments in our technology infrastructure, operations and other areas of our business. These efforts will use significant amounts of time, effort and funding. Our efforts to control expenses, generate revenue and raise sufficient capital may not be successful. Because of the extension and deferral of interest on the 2004 and 2005 Notes, we expect that our current cash, current assets and any cash flows from operations will be sufficient to fund operations through fiscal 2006 (See "Note 9 to Consolidated Financial Statements" included in this Report). However, any further decreases in revenue would adversely affect our financial condition, and we may need to seek additional capital during fiscal 2006. We may not be able to raise sufficient financing, whether debt or equity. We have no additional amounts available to us under our Franklin Funding credit facility, and we do not have any other credit facility in place. In addition, based on the terms of the Laurus debt financings, raising additional capital may be difficult or highly dilutive to existing stockholders.

Management continues to contemplate alternatives to enable us to fund continuing operations, including loans from management or employees, salary deferrals and reductions and other cost cutting mechanisms, and raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. In addition, we are exploring strategic alternatives, which may include a merger, asset sale, joint venture or another comparable transaction. None of these potential alternatives may be available to us, or may only be available on unfavorable terms. If we are unable to obtain sufficient cash to continue to fund operations or if we are unable to locate a strategic partner, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue in existence. Our auditors added an explanatory paragraph to their opinion on our fiscal 2005 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

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

On September 20, 2004, our prior independent registered public accounting firm orally notified our management and audit committee that they had identified a significant deficiency regarding our internal controls. The deficiency noted was the lack of segregation of duties within the accounting department. This significant deficiency was not believed to be a material weakness. To correct such deficiency, we documented and instituted formal internal policies, and we assigned specific roles and responsibilities.

Other than the actions we have taken to correct the significant deficiency as described above, during the fourth quarter of fiscal 2005, there have been no changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting. In response to the Sarbanes-Oxley Act of 2002, we are continuing a comprehensive review of our disclosure procedures and internal controls and expect to make minor modifications and enhancements to these controls and procedures.

ITEM 8B.   OTHER INFORMATION

Not applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have a Code of Ethics that applies to our principal executive officer, principal financial officer, controller and other employees performing similar functions. We previously filed a copy of the Code of Ethics with the SEC as an exhibit to our annual report on Form 10-KSB for our fiscal year ended June 30, 2004.

The other information called for by Part III, Item 9, will be included in our proxy statement relating to our 2005 annual meeting of stockholders, and is incorporated herein by reference. The proxy statement will be filed within 120 days of June 30, 2005, our fiscal year end.

ITEM 10.   EXECUTIVE COMPENSATION

Information called for by Part III, Item 10, will be included in our proxy statement relating to our 2005 annual meeting of stockholders, and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

Certain information called for by Part III, Item 11, will be included in our proxy statement relating to our 2005 annual meeting of stockholders, and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of June 30, 2005, regarding our common stock that may be issued upon the exercise of options, warrants and other rights under our equity compensation plans. See also "Notes 12 and 13 to Consolidated Financial Statements" included in this Report.

                                        (a)                     (b)                      (c)
                                  No. of Shares
                                   to be Issued          Weighted Average      No. of Shares Available
                                 Upon Exercise of        Exercise Price of       for Future Issuance,
                                Outstanding Options,    Outstanding Options,      excluding securities
Plan Category                   Warrants and Rights      Warrants and Rights    reflected in Column (a)
-------------                   -------------------      -------------------    -----------------------
Equity Compensation Plans
Approved by Stockholders (1)          1,216,109                 $0.78                   583,891

Equity Compensation Plans Not
Approved by Stockholders              3,085,713                 $1.08                      --

   TOTAL                              4,301,931                 $1.00                   583,891

--------------
(1)      Consists solely of the Pacific Biometrics, Inc. 1996 Stock Incentive
         Plan.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information called for by Part III, Item 12, will be included in our proxy statement relating to our 2005 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 13.   EXHIBITS.


  EXHIBIT
    NO.                                DESCRIPTION
------------        ------------------------------------------------------------
   3.1       (1)    Amended and Restated Certificate of Incorporation of the
                    Company, as amended - includes (a) Amended and Restated
                    Certificate of Incorporation dated July 9, 1996, (b)
                    Certificate of Amendment to Certificate of Designation for
                    Series A Convertible Preferred Stock, dated as of August 28,
                    2002, (c) Certificate of Amendment to Restated Certificate
                    of Incorporation, dated February 14, 2003, and (d)
                    Certificate of Designation for Series B Convertible
                    Preferred Stock, dated as of March 6, 2003
   3.2       (2)    Amended and Restated By-Laws of the Company
   4.1       (2)    Specimen Stock Certificate
  10.1A      (3)    1996 Stock Incentive Plan, as amended
  10.1B      (11)   Form of stock option agreement (for employees and officers)
                    under 1996 Stock Incentive Plan
  10.1C      (11)   Form of stock option agreement (for directors) under 1996
                    Stock Incentive Plan
  10.2       (15)   Executive Employment Agreement, dated June 1, 2005, between
                    Pacific Biometrics, Inc. and Ronald R. Helm
  10.3 ++    (12)   Employment Agreement, dated October 1, 2004, by and between the Company and Dr. Elizabeth Leary
  10.4       (12)   Agreement with Chicago Partners, LLC dated November 5, 2004 re Michael L. Hartzmark
  10.5       (6)    Consulting Agreement, dated as of August 28, 2002, between
                    Terry M. Giles and the Company
  10.6       (4)    Office Lease, dated April 23, 1997, between Tom Kane and
                    Elsa Kane and the Company
  10.7       (5)    Asset Purchase Agreement, dated as of June 27, 2002, among the Company, PBI-WA and Saigene Corporation
  10.8       (6)    Amendment Number One to Asset Purchase Agreement, dated as of August 28, 2002, among the Company, Saigene Corporation, and PBI-WA
  10.9       (3)    Option Agreement, dated August 28, 2002, between the Company and Saigene Corporation
  10.10      (10)   Common Stock Purchase Warrant issued by the Company in favor of Source Capital Group, Inc.
  10.11      (7)    Amended and Restated Financing Agreement, dated as of
                    October 1, 2002, among the Company, Transamerica Technology
                    Finance Corporation, successor in interest to

                    Transamerica Business Credit Corporation, and Saigene
                    Corporation
  10.12      (7)    Restructure Agreement, dated as of October 1, 2002, among
                    the Company, Transamerica Technology Finance Corporation,
                    successor in interest to Transamerica Business Credit
                    Corporation, and Saigene Corporation
  10.13      (7)    Amendment to Warrant Agreements, dated as of October 1,
                    2002, among the Company, Transamerica Technology Finance
                    Corporation, successor in interest to Transamerica Business
                    Credit Corporation, and Saigene Corporation
  10.14      (7)    Promissory Note, dated as of October 1, 2002, in the
                    principal amount of $245,000 in favor of Transamerica
                    Technology Finance Corporation
  10.15      (7)    Investment Agreement, dated as of December 19, 2002, between
                    Saigene Corporation and the Company
  10.16      (3)    Settlement Agreement, dated May 31, 2003, among Makena
                    Commercentre II, LLC, Makena Partners, the Company, PBI-WA,
                    and Saigene Corporation
  10.17      (3)    Promissory Note, dated May 31, 2003, in favor of Makena
                    Commercentre II, LLC, by the Company, PBI-WA, and Saigene
                    Corporation
  10.18      (3)    Escrow Agreement, dated May 2003, among U.S. Bank Trust
                    National Association, the Company, Makena Commercentre II,
                    LLC, and Makena Partners
  10.19      (3)    Loan and Security Agreement, dated August 5, 2003, between the Company and Franklin Funding, Inc.
  10.20      (8)    Securities Purchase Agreement, dated May 28, 2004 between
                    the Company and Laurus Master Fund, Ltd.
  10.21      (8)    $2.5 Million Secured Convertible Term Note, dated May 28,
                    2004, made by the Company in favor of Laurus Master Fund,
                    Ltd.
  10.22      (8)    Master Security Agreement dated May 28, 2004, among the
                    Company, BioQuant, Inc., Pacific Biometrics, Inc., a
                    Washington corporation, PBI Technology, Inc., and Laurus
                    Master Fund, Ltd.
  10.23      (8)    Registration Rights Agreement, dated May 28, 2004, between the Company and Laurus Master Fund, Ltd.
  10.24      (8)    Common Stock Purchase Warrant, dated May 28, 2004, issued by the Company in favor of Laurus Master Fund, Ltd. for 681,818 shares of common stock.
  10.25      (8)    Subsidiary Guaranty dated May 28, 2004, among Pacific
                    Biometrics, Inc., a Washington corporation, BioQuant, Inc., and PBI Technology, Inc.
  10.26      (8)    Stock Pledge Agreement dated May 28, 2004, between the
                    Company and Laurus Master Fund, Ltd.
  10.27      (13)   Amendment No. 1 and Waiver, dated January 31, 2005, between the Company and Laurus Master Fund, Ltd.
  10.28      (13)   Amendment No. 2, dated January 31, 2005, among the Company,
                    Pacific Biometrics, Inc., a Washington corporation,
                    BioQuant, Inc., PBI Technology, Inc. and Laurus Master Fund,
                    Ltd.
  10.29      (13)   Securities Purchase Agreement, dated January 31, 2005
                    between the Company and Laurus Master Fund, Ltd.
  10.30      (13)   $1.5 Million Secured Convertible Term Note, dated January
                    31, 2005, made by the Company in favor of Laurus Master
                    Fund, Ltd.
  10.31      (13)   Registration Rights Agreement, dated January 31, 2005,
                    between the Company and Laurus Master Fund, Ltd.
  10.32      (13)   Common Stock Purchase Warrant, dated January 31, 2005,
                    issued by the Company in favor of Laurus Master Fund, Ltd.
                    for 326,087 shares of common stock.
  10.33      (14)   Amendment No. 1, dated May 6, 2005, between Pacific
                    Biometrics, Inc. and Laurus Master Fund, Ltd.
  10.34      (14)   Amendment No. 2, dated May 6, 2005, between Pacific
                    Biometrics, Inc. and Laurus Master Fund, Ltd.
  10.35      (14)   Common Stock Purchase Warrant, dated May 6, 2005, issued by
                    Pacific Biometrics, Inc. in favor of Laurus Master Fund,
                    Ltd. for 1,000,000 shares of common stock.
  14.1       (11)   Code of Ethics for Financial Officers
  21.1       (9)    Subsidiaries of Pacific Biometrics, Inc.
  23.1       **     Consent of Williams & Webster P.S.
  23.2       **     Consent of Grant Thornton LLP

  31.1       **     Certification by Ronald R. Helm, Chief Executive Officer
  31.2       **     Certification by Michael L. Hartzmark, Interim Chief
                    Financial Officer
  32.1       **     Certification by Ronald R. Helm, Chief Executive Officer,
                    pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002
  32.2       **     Certification by Michael L. Hartzmark, Interim Chief
                    Financial Officer, pursuant to 18 U.S.C. Section 1350, as
                    adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002

**       Filed herewith
++ Portions of the marked exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.
(1) Incorporated by reference to Exhibits of Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, filed on May 15, 2003.
(2) Incorporated by reference to Exhibits of Registrant's Registration Statement on Form SB-2, Registration No. 333-11551, filed on September 6, 1996.
(3) Incorporated by reference to Exhibits of Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed on September 29, 2003.
(4) Incorporated by reference to Exhibits of Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, filed on September 29, 1997.
(5) Incorporated by reference to Exhibits of Registrant's Current Report on Form 8-K filed on July 3, 2002.
(6) Incorporated by reference to Exhibits of Registrant's Current Report on Form 8-K filed on September 6, 2002.
(7) Incorporated by reference to Exhibits of Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002, filed on February 14, 2003.
(8) Incorporated by reference to Exhibits of Registrant's Current Report on Form 8-K filed on June 7, 2004. (9) Incorporated by reference to Exhibits of Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, filed on May 14, 2004.
(10) Incorporated by reference to Exhibits of Registrant's Registration Statement on Form SB-2, Registration No. 333-116968, filed on June 29, 2004.
(11) Incorporated by reference to Exhibits of Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, filed on September 23, 2004.
(12) Incorporated by reference to Exhibits of Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, filed on November 15, 2004.
(13) Incorporated by reference to Exhibits of Registrant's Current Report on Form 8-K filed on February 1, 2005.
(14) Incorporated by reference to Exhibit of Registrant's Current Report on Form 8-K filed on May 10, 2005.
(15) Incorporated by reference to Exhibit of Registrant's Current Report on Form 8-K filed on June 7, 2005.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Part III, Item 14, will be included in our proxy statement relating to our 2005 annual meeting of stockholders, and is incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2005.

                                       PACIFIC BIOMETRICS, INC.



                                       By:  /s/ Ronald R. Helm
                                          --------------------------------------
                                          Ronald R. Helm
                                          President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                    CAPACITIES                    DATE


/s/ Ronald R. Helm                   Chief Executive          September 28, 2005
--------------------------------     Officer, President,
Ronald R. Helm                       and Director (PRINCIPAL
                                     EXECUTIVE OFFICER)


/s/ Michael L. Hartzmark             Interim Chief            September 28, 2005
--------------------------------     Financial Officer
Michael L. Hartzmark                 (PRINCIPAL FINANCIAL
                                     OFFICER AND PRINCIPAL
                                     ACCOUNTING OFFICER)


/s/ Terry M. Giles                   Director                 September 28, 2005
--------------------------------
Terry M. Giles


/s/ Paul G. Kanan                    Director                 September 28, 2005
--------------------------------
Paul G. Kanan


/s/ Richard W. Palfreyman            Director                 September 28, 2005
--------------------------------
Richard W. Palfreyman

                            PACIFIC BIOMETRICS, INC.

                            Form 10-KSB Annual Report

                          Index to Financial Statements



                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm for year ended
    June 30, 2005                                                            F-2

Report of Independent Registered Public Accounting Firm for year ended
    June 30, 2004                                                            F-3

Consolidated Financial Statements:

     Consolidated Balance Sheets as of June 30, 2005 and 2004                F-4

     Consolidated Statements of Operations for the years ended
         June 30, 2005 and 2004                                              F-5

     Consolidated Statements of Cash Flows for the years ended
         June 30, 2005 and 2004                                              F-6

     Consolidated Statement of Stockholders' Equity (Deficit) for
         the years ended June 30, 2005 and 2004                              F-7


     Notes to Consolidated Financial Statements                              F-8

            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------

                            WILLIAMS & WEBSTER, P.S.
             Certified Public Accountants and Business Consultants

Audit Committee and Shareholders
Pacific Biometrics, Inc.
Seattle, Washington

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying consolidated balance sheet of Pacific Biometrics, Inc. as of June 30, 2005, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company as of June 30, 2004 were audited by other auditors whose report dated September 10, 2004 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Biometrics, Inc. as of June 30, 2005 and the results of its operations, stockholders' deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has generated recurring net losses and cash flow shortages. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this issue are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Williams & Webster, P.S.
------------------------------------
Williams & Webster, P.S.
CERTIFIED PUBLIC ACCOUNTANTS
Spokane, Washington
September 16, 2005

            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------

Board of Directors and Shareholders
Pacific Biometrics, Inc.

We have audited the accompanying balance sheet of Pacific Biometrics, Inc. as of June 30, 2004 and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Biometrics, Inc. as of June 30, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced significant losses from operations and has experienced cash flow shortages. Additionally, the Company has reported deficiencies in working capital and stockholders' equity. These matters, among others, as discussed in note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP
---------------------------------

Seattle, Washington
September 10, 2004

                            PACIFIC BIOMETRICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,



                                                                                  2005            2004
                                                                              ------------    ------------
                                    ASSETS
Current assets:
    Cash and cash equivalents                                                 $  1,438,543    $  2,941,014
    Accounts receivable, net of allowance for doubtful accounts of
      $22,100 and $22,100, respectively                                            607,867         367,449
    Prepaid expenses and other assets                                              603,464          78,999
    Deferred financing cost on secured convertible note - current portion          107,170          64,500
                                                                              ------------    ------------
          Total current assets                                                   2,757,044       3,451,962

Property and equipment, net                                                        437,436         407,548
                                                                              ------------    ------------

Other assets:
    Deferred financing cost on secured convertible note - long-term portion        232,787         123,625
    Restricted cash                                                                     --          71,395
                                                                              ------------    ------------
          Total assets                                                        $  3,427,267    $  4,054,530
                                                                              ============    ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                          $    438,342    $    479,446
    Accrued liabilities                                                            846,267         647,986
    Advances from clients                                                          697,561         210,922
    Capital lease obligations - current portion                                     51,994          48,253
    Note payable to related party - current portion                                     --          22,183
    Secured convertible note - current portion, net of unamortized fair value assigned to beneficial conversion feature and warrants of $0
      and $304,349, respectively                                                    83,333         278,982
    Other notes payable - current portion                                          331,429         349,002
                                                                              ------------    ------------
          Total current liabilities                                              2,448,926       2,036,774

Capital lease obligations - long term portion                                      108,493         160,487
Secured convertible note - long term portion, net of unamortized fair value assigned to beneficial conversion feature and warrants of $2,659,284
    and $931,133, respectively                                                   1,193,783         985,536
Other notes payable - long term portion                                             38,148         336,510
                                                                              ------------    ------------
          Total liabilities                                                      3,789,350       3,519,307
                                                                              ------------    ------------

Commitments and contingencies                                                           --              --

Stockholders' equity (deficit):
    Preferred stock, Series A convertible $0.01 par value, 5,000,000 shares authorized, 1,550,000 shares issued and outstanding, liquidation
      preference of $2.00 per share, aggregating $3,100,000                         15,500          15,500
    Common stock, $0.01 par value, 30,000,000 shares authorized, 13,325,705
      and 13,048,820 shares issued and outstanding, respectively                   304,985         302,214
    Additional paid-in capital                                                  25,430,844      23,338,016
    Accumulated deficit                                                        (26,111,988)    (23,119,084)
    Treasury stock                                                                  (1,423)         (1,423)
                                                                              ------------    ------------
          Total stockholders' equity (deficit)                                    (362,083)        535,223
                                                                              ------------    ------------
          Total liabilities and stockholders' equity (deficit)                $  3,427,267    $  4,054,530
                                                                              ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                              PACIFIC BIOMETRICS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                YEARS ENDED JUNE 30,



                                                   2005            2004
                                               ------------    ------------
Revenues                                       $  3,230,374    $  4,801,248
                                               ------------    ------------

Laboratory expense and cost of goods sold         2,456,295       2,762,849
                                               ------------    ------------

          Gross Profit                              774,079       2,038,399
                                               ------------    ------------

Operating expenses:
    Research and product development                113,741         128,677
    Impairment of technology assets                      --         476,874
    Selling, general and administrative           2,819,249       3,144,726
                                               ------------    ------------

Operating loss                                   (2,158,911)     (1,711,878)
                                               ------------    ------------

Other income (expense):
    Interest expense                               (317,267)       (133,751)
    Interest expense from amortization of
      beneficial conversion feature                (423,407)        (21,746)
    Interest income                                   7,385          16,670
    Other income                                     15,463          44,437
    Amortization of deferred financing costs       (116,167)         (5,375)
    Loss on settlement of note receivable
      from related party                                 --         (72,072)
                                               ------------    ------------
                                                   (833,993)       (171,837)
                                               ------------    ------------

Net loss before tax expense                      (2,992,904)     (1,883,715)
                                               ------------    ------------

Tax expense                                              --              --
                                               ------------    ------------

Net loss                                       $ (2,992,904)   $ (1,883,715)
                                               ============    ============

Preferred stock dividend                                 --          (7,421)
                                               ------------    ------------

Net loss applicable to common stockholders     $ (2,992,904)   $ (1,891,136)
                                               ============    ============

Net loss per share:
    Basic loss per share                       $      (0.24)   $      (0.19)
                                               ============    ============
    Diluted loss per share                     $      (0.24)   $      (0.19)
                                               ============    ============

Weighted average common shares outstanding:
    Basic                                        12,643,180      10,149,127
                                               ============    ============
    Diluted                                      12,643,180      10,149,127
                                               ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED JUNE 30,



                                                                                                    2005            2004
                                                                                                ------------    ------------
Cash flows from operating activities:
    Net earnings (loss)                                                                         $ (2,992,904)   $ (1,883,715)

    Adjustment to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization                                                                 152,505         121,846
       Interest income on note receivable from related party settled by common stock                      --         (16,218)
       Amortization of fair value assigned to beneficial conversion feature and warrants             423,408          21,746
       Amortization of deferred financing costs on secured convertible note                          (43,832)             --
       Loss on settlement of note receivable from related party                                           --          72,072
       Compensation (income) expense from fair value adjustment to re-priced employee options         (1,457)        (35,294)
       Stock options granted at less than fair market value                                               --           2,584
       Impairment of technology assets                                                                    --         476,874
       Changes in assets and liabilities:
          Accounts receivable, net                                                                  (240,418)         99,160
          Inventories                                                                                     --         158,104
          Prepaid expenses and other assets                                                         (338,222)         (6,657)
          Advances from clients                                                                      486,639        (100,026)
          Accounts payable                                                                           (41,104)       (312,974)
          Accrued liabilities                                                                        198,281         109,049
                                                                                                ------------    ------------
             Net cash used in operating activities                                                (2,397,105)     (1,293,449)
                                                                                                ------------    ------------

Cash flows from investing activities:
    Purchases of capital equipment                                                                  (182,393)        (90,959)
                                                                                                ------------    ------------
             Net cash used in investing activities                                                  (182,393)        (90,959)
                                                                                                ------------    ------------

Cash flows from financing activities:
    Payments on notes payable                                                                       (315,935)       (207,576)
    Payments on notes payable to related parties                                                     (22,183)       (113,168)
    Transfer to restricted cash                                                                       71,395            (321)
    Net proceeds loan and security agreement                                                              --         250,000
    Payments on capital lease obligation                                                             (48,253)        (58,216)
    Payment of cash dividends                                                                             --          (5,685)
    Proceeds from exercise of stock options and warrants                                                  --           2,963
    Net proceeds from private placement of common stock                                                   --       1,710,599
    Proceeds from secured convertible note payable, net of financing cost -
       Laurus Master Funds                                                                         1,392,000       2,306,500
                                                                                                ------------    ------------
             Net cash provided by financing activities                                             1,077,024       3,885,096
                                                                                                ------------    ------------

Net increase (decrease) in cash and cash equivalents                                              (1,502,471)      2,500,688
Cash and cash equivalents, beginning of year                                                       2,941,014         440,326
                                                                                                ------------    ------------

Cash and cash equivalents, end of year                                                          $  1,438,543    $  2,941,014
                                                                                                ============    ============

Cash paid during the year for interest                                                          $    272,914    $    143,611
                                                                                                ============    ============

Non-Cash Activities:
    Warrants issued in conjunction with Laurus Funds amendments to secured convertible notes    $  1,170,853    $         --
    Preferred stock dividends                                                                   $         --    $      7,421
    Value of common stock received in settlement of note receivable from related party          $         --    $    144,144
    Shares released from escrow under restructure agreement with prior landlord                 $         --    $        833
    Warrants issued in consideration of issuance costs for private placement                    $         --    $    191,477
    Common stock issued in exchange for Series B preferred stock and accrued dividends          $         --    $      3,294
    Common stock issued to Laurus Master Funds - convertible feature                            $     63,600    $         --
    Common stock issued in prepayment of R&D costs to UTEK                                      $     84,993    $         --
    Common stock issued in prepayment of public relations costs to IRG                          $    101,250    $         --
    Value allocated to beneficial conversion feature and warrants issued in convertible
       conjunction with secured note                                                            $    676,627    $  1,257,228

                   The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   YEARS ENDED JUNE 30, 2005 AND JUNE 30, 2004

                              Series A          Series B                                                                  Total
                           Preferred Stock   Preferred Stock      Common Stock               Additional                Stockholders'
                         ------------------  ----------------  ------------------- Treasury    Paid-in    Accumulated     Equity
                           Shares   Amount    Shares  Amount     Shares    Amount    Stock     Capital      Deficit     (Deficit)
                         --------- --------  ------- --------  ---------- --------  -------  -----------  ------------  -----------
Balance June 30, 2003    1,550,000 $ 15,500   33,666 $    337   9,218,458 $263,189  $  (702) $20,421,642  $(21,094,843) $  (394,877)

Net loss for year ended
June 30, 2004                   --       --       --       --          --       --       --           --    (1,883,715)  (1,883,715)

Fair value adjustment
to options                      --       --       --       --          --       --       --      (35,294)           --      (35,294)

Cancellation of common
stock released from
escrow, previously held
in trust as security for
note payable                    --       --       --       --     (83,333)    (833)      --           --            --         (833)

Common stock received
from related party in
settlement of note
receivable                      --       --       --       --     (72,072)      --     (721)      (2,897)     (140,526)    (144,144)

Exercise of stock options       --       --       --       --      31,664      317       --        1,583            --        1,900

Exercise of stock
warrants                        --       --       --       --       3,809       38       --        1,025            --        1,063

Stock options granted at
less than fair market
value                           --       --       --       --          --       --       --        2,583            --        2,583

Board compensation paid
by stock options                --       --       --       --          --       --       --       24,840            --       24,840

Proceeds from common
stock, net of issuance
costs of $21,101 and
broker commissions of
$192,300                        --       --       --       --   3,846,000   38,460       --    1,672,139            --    1,710,599

Preferred stock dividends       --       --       --       --          --       --       --       (7,421)           --       (7,421)

Issuance of common stock
and $0.84 in cash in
exchange for Series B
preferred stock and
accrued dividends payable       --       --  (33,666)    (337)    104,294    1,043       --        2,588            --        3,294

Fair value of warrants
issued to lender in
conjunction with secured
convertible note payable        --       --       --       --          --       --       --      573,266            --      573,266

Fair value of beneficial
conversion feature on
secured convertible note
payable                         --       --       --       --          --       --       --      683,962            --      683,962
                         --------- --------  ------- --------  ---------- --------  -------  -----------  ------------  -----------
Balance June 30, 2004    1,550,000   15,500       --       --  13,048,820 $302,214   (1,423)  23,338,016   (23,119,084)     535,223

Net loss for year ended
June 30, 2005                   --       --       --       --          --       --       --           --    (2,992,904)  (2,992,904)

Fair value adjustment
to options                      --       --       --       --          --       --       --       (1,457)           --       (1,457)

Common stock issued to
UTEK Corporation for
strategic alliance
agreement-cancelled
6/23/05                         --       --       --       --      91,885      919       --       84,075            --       84,993

Common stock issued to
Laurus Master Funds for
note payment                    --       --       --       --      60,000      600       --       63,000            --       63,600

Common stock issued to
IRG Corporation for
public relations services
agreement                       --       --       --       --     125,000    1,250       --      100,000            --      101,250

Fair value of warrants
issued to lender in
conjunction with secured
convertible note payable        --       --       --       --
                                                                       --       --       --      279,191            --      279,191
Fair value of beneficial
conversion feature on
secured convertible note
payable                         --       --       --       --          --       --       --      397,436            --      397,436

Adjustment to fair value
of beneficial conversion
feature and warrants in
conjunction with
amendments to secured
convertible note payable        --       --       --       --          --       --       --    1,170,583            --    1,170,583

Miscellaneous adjustment        --       --       --       --         (34)      --       --           --            --           --
                         --------- --------  ------- --------  ---------- --------  -------  -----------  ------------  -----------
Balance June 30, 2005    1,550,000 $ 15,500       -- $     --  13,325,705 $304,985  $(1,423) $25,430,844  $(26,111,988) $  (362,083)
                         ========= ========  ======= ========  ========== ========  =======  ===========  ============  ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Pacific Biometrics, Inc., a Delaware corporation ("PBI" or the "Company"), provides specialty reference laboratory services to the pharmaceutical and diagnostics industries. The Company was incorporated in Delaware in May 1996. The Company conducts its business primarily through its wholly owned subsidiary, Pacific Biometrics, Inc., a Washington corporation ("PBI-WA"). The Company's other wholly owned subsidiaries include PBI Technology, Inc., a Washington corporation, and BioQuant, Inc., a Michigan corporation.

The Company had previously been engaged in the development and commercialization of non-invasive diagnostics to improve the detection and management of chronic diseases. Due to a lack of significant resources, the Company has suspended such activities for the foreseeable future. The Company has developed two patented platform technologies that permit the use of sweat and saliva as diagnostic fluids. Except for the revenues from laboratory services, nominal revenues have been generated from the Company's products. Laboratory services now constitute the majority of the Company's commercial efforts.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include consolidated financial position, results of operations, and statement of stockholders' equity and cash flows of Pacific Biometrics, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

ACCOUNTS RECEIVABLE

Accounts receivable are stated at amounts due from and billed to clients net of an allowance for doubtful accounts. Credit is extended based on evaluation of a client's financial condition, and collateral is not required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. The Company writes off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. For the years ended June 30, 2005 and 2004, the Company wrote off $0 and $1,865, respectively of accounts receivable deemed uncollectible.

RESTRICTED CASH

During 1997, in connection with the signing of an operating lease for laboratory and office facilities in Seattle, Washington, the Company was required to set aside $100,000 as a security deposit, throughout the first seven years of the ten-year term of the lease. This amount was reduced to $71,395 as of June 30, 2004 and was further reduced to $0 as of June 30, 2005.

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

In accordance with the Financial Accounting Standards Board's Statements of Financial Accounting Standards Statement No. 144 - "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("SFAS 144"), all of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized.

TECHNOLOGY ASSETS

PBI Technology, Inc., a wholly owned subsidiary of the Company, has been established to hold certain technologies and intellectual property, including isothermal DNA amplification method (LIDA), Cell Viability technology, Osteopatch and Saliva Sac(R). The Company wrote off the entire balance of $476,874 related to the technology assets to operations as impairment of technology assets as of June 30, 2004.

BENEFICIAL CONVERSION FEATURE

In accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue (EITF) No. 98-5 and FASB EITF No. 00-27, using the relative fair value method of Accounting Principles Board Opinion 14 ("APB 14"), the Company recorded a beneficial conversion feature ("BCF") related to the issuance of convertible debt that has conversion features at fixed rates that are in-the-money when issued and recorded the value allocated to warrants issued with those instruments. The BCF for the convertible instrument and value allocated to warrants are measured and recognized by allocating a portion of the proceeds to additional paid-in capital with an offset to discount on the convertible instrument.

For convertible debt and related warrants, the recorded discount is amortized as interest expense using the straight line interest method over the life of the debt.

CLIENT ADVANCES

The Company receives advances from certain clients to perform consulting, laboratory services, and clinical studies. These advances are applied as payments to invoices as work is completed until the amounts advanced are exhausted. Advances are also applied to invoices for setup and administrative fees, billed upon contract approval. These setup and administrative fees are deferred as unearned income when billed and amortized over the life of the project.

INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax laws and rates that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets due to the uncertainty of realization.

FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate fair value due to the short-term maturities of these instruments. The carrying value of the Company's secured convertible note is recorded net of the unamortized fair value assigned to beneficial conversion feature and warrants, representing its estimated fair value. (See Note 9.) The carrying value of the Company's other debt approximates their estimated fair values because the rates of interest on the debt approximate current interest rates for similar obligations with like maturities.

STOCK-BASED COMPENSATION

The Company has a stock-based employee compensation plan, which is described more fully in Note 12. The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its plan. The Company has adopted the disclosure-only provisions of

SFAS No. 123 - "ACCOUNTING FOR STOCK-BASED COMPENSATION". During the years ended June 30, 2005 and 2004, the Company granted 253,000 and 1,086,340, respectively, of incentive-based stock options under incentive compensation plans. Had compensation cost been determined based on the fair value of stock options granted in a manner consistent with the method promulgated by SFAS No. 123, the Company's net earnings and earnings per share would have been changed to the pro forma amounts below:

                                                       Years Ended June 30,
                                                       --------------------
                                                      2005             2004
                                                      ----             ----

     Net loss, as reported                        $(2,992,904)     $(1,883,715)

     Adjust:  Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related tax effects                       241,500          260,304
                                                  -----------      -----------
     Pro forma net loss                           $(3,234,404)     $(2,144,019)
                                                  ===========      ===========

     Net loss per share:

       Basic - as reported                         $   (0.24)       $   (0.19)
                                                   =========        =========
       Diluted - as reported                       $   (0.24)       $   (0.19)
                                                   =========        =========

       Basic - pro forma                           $   (0.26)       $   (0.21)
                                                   =========        =========
       Diluted - pro forma                         $   (0.26)       $   (0.21)
                                                   =========        =========

To estimate compensation expense, the Company uses the Black-Scholes option-pricing model and assumptions deemed reasonable by management. The options are valued as of the date of grant. If the date of grant had been June 30, 2005, the following assumptions would have been used to compute the fair value of option grants for the year ended June 30:

                                                   2005           2004
                                                 --------       --------
                     Expected volatility             108%           186%
                     Expected dividend yield           0%             0%
                     Risk-free interest rate        3.94%          3.83%
                     Expected life               10 years       10 years


REVENUE RECOGNITION

The Company recognizes revenue in the period that the related services are performed and collectibility is reasonably assured. Currently, the Company derives substantially all of its revenues from laboratory services. Service contracts generally take the form of fixed-price contracts. Under fixed-price contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of contract pricing terms and/or a contract amendment. Renegotiated amounts are not included in net revenues until earned, and realization is assured. Advance payments on service contracts are treated as a deposit and applied to periodic billing during the contract period. Setup and Administrative fees are billed upon contract approval. Revenues from Setup and Administrative fees are amortized over the life of the contract. Historically, costs are not deferred in anticipation of work on contracts after they are awarded, but instead are expensed as incurred. All out-of-pocket costs are included in expenses.

RESEARCH AND DEVELOPMENT EXPENSES

Expenditures for research and development are expensed as incurred.

LOSS PER SHARE

Basic loss per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method and the effect of preferred stock on an as-converted basis. All per share calculations exclude treasury shares, and shares held in trust as security for a note payable. Net loss applicable to common stockholders includes cumulative dividends on the Series B convertible preferred stock of $7,421 for the year ended June 30, 2004. There were no comparable dividends for the fiscal year ended June 30, 2005 as all of the Series B preferred shares were converted into common stock, effective May 31, 2004.

As of June 30, 2005, vested, in-the-money options to purchase 812,123 shares of common stock and in-the-money warrants to purchase 570,727 shares of common stock were outstanding, but were not included in the computation of diluted loss per share because the effect would be antidilutive. In addition, 1,550,000 shares of Series A preferred stock convertible into 516,667 shares of common stock were also not included in the computation of diluted loss per share because the effect would be antidilutive.

As of June 30, 2004, vested, in-the-money options to purchase 583,439 shares of common stock and in-the-money warrants to purchase 585,727 shares of common stock were outstanding, but were not included in the computation of diluted loss per share because the effect would be antidilutive. In addition, 1,550,000 shares of Series A preferred stock convertible into 516,667 shares of common stock were also not included in the computation of diluted loss per share because the effect would be antidilutive. In June 2004, the holders of the Series B preferred stock exchanged their Series B preferred stock and accrued dividends into 104,294 shares of common stock, effective May 31, 2004. Prior to that date, the Series B preferred stock was convertible into 33,666 shares of common stock. Accordingly, as of June 30, 2004, there were no outstanding shares of Series B preferred stock, and no further shares of common stock into which it would be convertible.

USE OF ESTIMATES

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter "SFAS No. 153"). This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. During the year ended June 30, 2005, the Company adopted SFAS No. 153. The Company has determined that there was no financial impact from the adoption of this statement.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensations." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No.
123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has not yet determined the impact to its financial statements from the adoption of this statement.

3. MANAGEMENT'S PLANS AND GOING CONCERN

The Company had net losses in fiscal 2005 and 2004. The Company has historically experienced recurring losses from operations and has had cash flow shortages. While the Company currently has a positive working capital position, it has significant amounts of notes payable and other liabilities, and negative stockholders' equity. Historically, the Company has had deficiencies in working capital and stockholders' equity and has had significant amounts of current and past due debt. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence for the near term. These steps include expansion of business development efforts, and the implementation of new information technology systems to automate certain processes and improve client service, and raising $1.5 million in gross proceeds from a secured debt financing effective January 2005. Prior, the Company raised $2.5 million in gross proceeds from a secured debt financing effective May 2004 and approximately $1.9 million in gross proceeds from a private placement of common stock that closed in March 2004.

On-going, the Company's strategy is to meet the needs for outsourcing by pharmaceutical, biotechnology, and diagnostic companies and other central laboratories, and to assist in enhancing the drug and diagnostic development processes by developing and delivering innovative services that apply science and technology in the provision of high quality service within the Company's areas of specialty.

The Company's primary business strategy is to continue its focus on providing high quality specialty central laboratory services in its core areas, including cardiovascular disease and bone and joint diseases because of active drug development activities. In addition, the Company also intends to pursue other strategies identified below to further its business. However, because of the significant expense associated with some of these strategies, the Company may not pursue some of these strategies unless its revenue increases significantly or it is able to raise equity or debt financing to adequately fund these strategies. There can be no assurance that the Company will pursue any or all of the strategies below or, if pursued, that any of such strategies will be successful.

INFORMATION TECHNOLOGY AND BACK-UP SYSTEMS

The Company is currently focusing the significant proportion of its capital expenditures and investments in carefully selected hardware and software products, information technology systems and networks. During fiscal 2005, the Company invested in its laboratory information system, including the initial stages of the implementation of the ClinAxys II Laboratory Information System. The installation of this new system should streamline and improve the Company's project and data management capabilities. In fiscal 2006, the Company anticipates it will continue to invest in the improvement of its information systems and the Company believes capital improvements in these areas are important to meet the changing demands of drug development by improving and facilitating its data reporting, testing capacity and the overall service to and communications with its clients.

In fiscal 2006, to provide the Company's clients with the confidence that it can minimize the impact of local power outages, it anticipates investing in redundant or back-up systems. In fiscal 2005 the Company acquired and in fiscal 2006 has begun the use of a back-up electrical generator. In addition, the Company anticipates adding redundant or back-up CO2 systems for its individual freezers to protect samples stored in those freezers.

DIVERSIFY CLIENT BASE

Another of the Company's goals is to continue to diversify its client base. In fiscal 2005 the Company adopted a new corporate visual identity and is using this to integrate all of its marketing efforts and advertising. The Company has also increased its visibility at industry trade shows and in industry publications through print advertisements and publicity campaigns.

INCREASE SPECIALTY AREAS

In addition to its core specialties of cardiovascular disease and bone and joint diseases, the Company's goal is to further expand its specialty laboratory expertise within related areas where it has a competitive advantage of existing in-depth expertise. This includes diabetes, obesity, metabolic syndrome, rheumatoid and osteoarthritis, and immunogenicity testing for biologic drugs.

CREATE GLOBAL CENTRAL LABORATORY

The Company believes that in the central laboratory services business it is important to provide a broad geographic base as most clinical drug development programs are global. Through partnering with a major central laboratory with a large established client base and existing infrastructure for managing clinical studies globally, the Company believes that it can compete with other central laboratories that have offices, monitoring sites and laboratories in many countries around the globe. This partnership will provide the unique advantage of combining both scope and depth in quality specialty testing service. In fiscal 2005, the Company entered into a joint marketing arrangement with Quintiles Transnational and in fiscal 2006 the Company expects to build on this partnership by expanding joint business development efforts and implementing operational integration in certain areas that will lead to streamlined services.

ACQUISITIONS AND STRATEGIC RELATIONSHIPS

The Company's clients and its competitors have experienced significant consolidation over the last several years and the Company expects that trend to continue. The uncertainty caused by the consolidation trend may result in other companies in the industry seeking to form strategic relationships or joint ventures or to be acquired in order to stay competitive. This may make it possible for the Company to make strategic acquisitions that are complementary to its existing services and that expand its ability to serve its clients. The Company is also exploring other strategic alternatives for its business and operations, which may include joint ventures, co-marketing relationships, or other strategic relationships especially with diagnostic companies with emerging or proprietary technologies. Additionally, the Company will evaluate, as appropriate, any potential business combinations involving the Company as a whole, or involving a portion of its assets.

4. CONCENTRATION OF CREDIT RISK

The largest client in fiscal 2005 individually accounted for approximately 23% and 36% of the Company's total revenues in fiscal 2005 and 2004, respectively, while the Company's largest client in fiscal 2004 accounted for approximately 4% and 40% of the Company's total revenues in fiscal 2005 and 2004, respectively. Revenues from the Company's five largest clients represented approximately 67% and 86% of total revenues in fiscal 2005 and fiscal 2004, respectively. As of June 30, 2005 and 2004, respectively, approximately 60% and 39% of the Company's accounts receivable balance was from the two largest clients at that time.

The Company maintains its cash in one commercial account at a major financial institution. At June 30, 2005, the Company's cash balance in one account exceeded Federal Deposit Insurance Corporation (FDIC) limits by $1,338,543 and at June 30, 2004, the Company's cash balance in one account exceeded (FDIC) limits by $2,841,014.

5. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses consist of the following at June 30:

                                                           2005         2004
                                                         --------     --------
     Laboratory Information System Software..........    $216,405     $     -
     Backup Power Generator..........................     132,585           -
     Investor Relations..............................      59,063           -
     Laboratory Equipment............................      47,725           -
     Insurance.......................................      47,140       36,617
     Commissions.....................................      25,187           -
     Taxes...........................................      24,731       24,122
     Service Contracts...............................      22,378           -
     Trade Show and Conference Fees..................      19,000           -
     Prepaid Finance Costs...........................          -         5,833
     Other...........................................       9,250       12,427
                                                         --------     --------
                                                         $603,464     $ 78,999
                                                         ========     ========

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30:

                                                          2005         2004
                                                       ----------   ----------
     Laboratory equipment............................  $  773,389   $  714,027
     Computer equipment..............................     255,028      169,938
     Office furniture and equipment..................     101,480       63,539
     Leasehold improvements..........................      73,541       73,541
                                                       ----------   ----------
     Total property and equipment....................   1,203,438    1,021,045
     Less: accumulated depreciation and
      amortization...................................     766,002      613,497
                                                       ----------   ----------
     Net property and equipment......................  $  437,436   $  407,548
                                                       ==========   ==========

At June 30, 2005 and 2004, respectively, these amounts included assets under capital leases of $160,487 and $358,856, and related accumulated amortization of $232,106 and $179,727. Depreciation expense for the fiscal period at June 30, 2005 and 2004, respectively was $152,505 and $116,471.

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following at June 30:

                                                       2005           2004
                                                     --------       --------
     Accrued Laurus Note Costs PBIDE                 $160,000       $     -
     Accrued payroll and related payroll taxes        121,819         86,974
     Accrued vacation                                 116,032         78,884
     Accrued professional services                     88,390         83,877
     Accrued consulting expense                        65,000         95,000
     Accrued software expense                          43,281             -
     Accrued audit fees                                41,002         83,877
     Accrued interest expense                          31,689          3,197
     Accrued 401(k)                                    24,853             -
     Accrued board of directors fees                   13,635         92,785
     Accrued commissions                               13,443         91,902
     Accrued supply expense reimbursement under
       Saigene Management Agreement                        -          17,996
     Accrued fees due to PBRF                           7,835          7,835
     Other                                            119,287          5,659
                                                     --------       --------
                                                     $846,267       $647,986
                                                     ========       ========

8. CAPITAL LEASE OBLIGATIONS

The Company leases laboratory and other equipment under capital lease arrangements. The obligations under capital leases have interest rates ranging from approximately 7.5% to 17.64% and mature at various dates through 2008. Annual future minimum lease payments for years subsequent to June 30, 2005 are as follows:

         2006                                        $  62,253
         2007                                           62,253
         2008                                           35,981
         2009 thereafter                                    -
                                                     ---------
         Total minimum payments                        160,487
         Less: amount representing interest            (19,268)
                                                     ---------
         Obligations under capital leases              141,219

         Total minimum payments                        160,487
         Less: current portion                          51,994
                                                     ---------
         Long term portion                           $ 108,493
                                                     =========

9.  NOTES PAYABLE

LAURUS DEBT INVESTMENTS

Effective May 28, 2004, the Company entered into a financing arrangement with Laurus Master Fund, Ltd., a New York City based investment fund ("Laurus"). The financing consisted of a $2.5 million secured convertible note with a term of three years. In connection with the financing, the Company also issued Laurus a warrant to purchase up to 681,818 shares of common stock at an exercise price of $1.25, exercisable at any time prior to May 28, 2011. The note bears interest at an initial rate equal to the prime rate plus two percent (2%) for a total of six percent (6%), subject to reduction on a month to month basis if certain specified conditions are met.

Under the terms of the note, the Company is obligated to make monthly payments of accrued interest beginning July 1, 2004 and, commencing December 1, 2004, monthly payments of $85,000 to reduce the principal amount by $83,333.33.

For any cash payments made on the note, the Company is required to pay an amount equal to 102% of the principal amount due. In addition, the Company can prepay the note at any time upon payment of an amount equal to 130% of the then-outstanding principal balance, plus accrued and unpaid interest.

Laurus has the option at any time to convert any or all of the outstanding principal and accrued and unpaid interest on the note into shares of common stock at an initial conversion price of $1.06 per share. In addition, for each monthly payment under the note, Laurus will be obligated to convert a portion of the monthly payment into common stock at the applicable conversion price, if certain specified conditions are met. As of June 30, 2005, Laurus had converted $63,600 in principal into 60,000 shares of the Company's common stock. Therefore, as of June 30, 2005 the principal balance owing to Laurus was $2,436,400.

The initial note conversion price ($1.06 per share) is subject to certain anti-dilution adjustments, including full ratchet anti-dilution if the Company issues convertible or equity securities at a price per share less than the conversion price. As security for the obligations to Laurus, the Company and each of its subsidiaries granted a blanket security interest in all of their respective assets to Laurus, and the Company entered into a stock pledge with Laurus for the capital stock in each of its subsidiaries. The Company was obligated to register with the SEC for resale the shares of common stock that are issuable upon conversion of the note and upon exercise of the warrant. The registration was deemed effective by the SEC on September 28, 2004. To date, the Company has maintained the effectiveness of the registration statement and is obligated to maintain it effective for up to three years from the closing date. If the Company fails to comply with the registration obligations, Laurus will be entitled to certain specified remedies, including monetary liquidated damages.

In conjunction with the financing, the Company incurred and recorded fees of $293,500 as deferred financing costs, which are being amortized to other expense over the life of the note. This amount includes a potential payment to the Company's broker of up to $100,000 should Laurus convert all or a portion of the 2004 Note. At June 30, 2005, the unamortized balance of the deferred financing costs was $192,802. As of May 6, 2005, the Company modified the amounts being amortized to other expense to account for the extension of 12 months in the term of the 2004 Note.

As of May 2004, the Company also recorded discounts to the secured convertible note in the amount of $683,962 and $573,266, respectively, representing the value of the beneficial conversion feature and value allocated to the warrant to purchase 681,818 shares. As of May 6, 2005, the Company modified the discount balance of the loan to account for the warrants issued as of January 31, 2005 for the postponement of principal payments due and for the warrants issued as of May 6, 2005 as consideration for the deferral and extension of the 2004 Note. In accounting for the issuance of the new warrants, the Company recorded discounts to the secured convertible note of $1,084,906, $452,076, $120,445 and $383,013, respectively, representing the value of the beneficial conversion feature, the value allocated to the warrant to purchase 681,818 shares issued on May 28, 2004, the value allocated to the warrant to purchase 200,000 shares issued on January 31, 2005, and the value allocated to the warrant to purchase 625,000 shares issued on May 6, 2005. The warrant to purchase 625,000 shares represents the pro-rata share of the May 2004 Note related to the warrant to purchase a total of 1,000,000 shares issued on May 6, 2005.

At June 30, 2005, of the total $2,040,440 discount balance, $363,524 had been amortized as interest expense, and $1,676,916 remained unamortized and will be amortized at $47,912 per month over the remaining life of the secured convertible note or upon earlier conversion, using the straight-line method. The balance due under the secured convertible note is shown net of the remaining unamortized discount on the accompanying balance sheet. The Company estimated the valuation of the beneficial conversion feature, the warrant for 681,818 shares, the warrant for the 200,000 shares and the warrant for the pro-rata share of the 1,000,000 shares in accordance with EITF 00-27 and EITF 98-5, using the Black-Scholes pricing model and other assumptions deemed reasonable by management. The following assumptions were used to determine the fair market value of the warrants issued Laurus on January 31, 2005 and May 6, 2005, respectively: a) volatility of the stock price was 124% and 104%, b) discount rate was 3.94% and 3.83%, c) call option value was $0.9083 and $0.9243.

Upon conversion of any amounts owing under the note, the Company is obligated to issue warrants for up to a maximum of 181,818 shares of common stock to its broker, in the amount of 8% of amounts converted, at an exercise price of $1.25 per share, exercisable for five years.

Effective January 31, 2005, the Company entered into a second financing arrangement with Laurus for a $1.5 million secured convertible note with a term of three years. In connection with the financing, the Company issued Laurus a warrant to purchase up to 326,087 shares of common stock at an exercise price of $1.37, exercisable at any time prior to January 31, 2012. The note bears interest at an initial rate equal to the prime rate plus two percent (2%) for a total of six percent (6%), subject to reduction on a month to month basis if certain specified conditions are met.

Under the terms of the note, the Company is obligated to make monthly payments of accrued interest beginning March 1, 2005 and, commencing August 1, 2005, monthly payments of $51,000 to reduce the principal amount by $50,000.

For any cash payments made on the note, the Company is required to pay an amount equal to 102% of the principal amount due. In addition, the Company can prepay the note at any time upon payment of an amount equal to 130% of the then-outstanding principal balance, plus accrued and unpaid interest.

Laurus has the option at any time to convert any or all of the outstanding principal and accrued and unpaid interest on the note into shares of common stock at an initial conversion price of $1.17 per share. In addition, for each monthly payment under the note, Laurus will be obligated to convert a portion of the monthly payment into common stock at the applicable conversion price, if certain specified conditions are met.

The initial note conversion price ($1.17 per share) is subject to certain anti-dilution adjustments, including full ratchet anti-dilution if the Company issues convertible or equity securities at a price per share less than the conversion price.

As security for the obligations to Laurus, the Company and each of its subsidiaries granted a blanket security interest in all of their respective assets to Laurus, and the Company entered into a stock pledge with Laurus for the capital stock in each of its subsidiaries. The Company was obligated to register with the SEC for resale the shares of common stock that are issuable upon conversion of the note and upon exercise of the warrant. The registration was deemed effective by the SEC on April 1, 2005. To date, the Company has maintained the effectiveness of the registration statement and is obligated to maintain it effective for up to three years from the closing date. If the Company fails to comply with the registration obligations, Laurus will be entitled to certain specified remedies, including monetary liquidated damages.

In conjunction with the January 2005 financing, the Company incurred and recorded fees of $168,000 as deferred financing costs, which are being amortized to other expense over the life of the note. This amount includes a potential payment to the Company's broker of up to $60,000 should Laurus convert all or a portion of the 2005 Note. At June 30, 2005, the unamortized balance of the deferred financing costs was $147,156. As of May 6, 2005, the Company modified the amounts being amortized to other expenses to account for the extension of 12 months in the term of the 2004 Note.

As of January 2005, the Company also recorded discounts to the secured convertible note of $397,436 and $279,191, respectively, representing the value of the beneficial conversion feature and value allocated to the warrant to purchase 326,087 shares. As of May 6, 2005, the Company modified the discount balance of the loan to account for the warrants issued as of January 31, 2005 for the warrants issued as of May 6, 2005 for the deferral and extension of the 2005 Note. In accounting for the issuance of the new warrants, the Company recorded discounts to the secured convertible note of $589,743, $229,898, and $244,356, respectively, representing the value of the beneficial conversion feature, the value allocated to the warrant to purchase 326,087 shares issued on January 31, 2005, and the value allocated to the warrant to purchase 375,000 shares issued on May 6, 2005. The warrant to purchase 375,000 shares represents the pro-rata share of the January 2005 Note related to the warrant to purchase a total of 1,000,000 shares issued on May 6, 2005.

At June 30, 2005, of the total $1,063,997 discount balance, $81,629 had been amortized as interest expense, and $982,368 remained unamortized and will be amortized at $22,846 per month over the remaining life of the secured convertible note or upon earlier conversion, using the straight-line method. The balance due under the secured convertible note is shown net of the remaining unamortized discount on the accompanying balance sheet. The Company estimated the valuation of the beneficial conversion feature, the warrant for 326,087 shares, and the warrant for the pro-rata share of the 1,000,000 shares in accordance with EITF 00-27 and EITF 98-5, using the Black-Scholes pricing model and other assumptions deemed reasonable by management.

Upon conversion of any amounts owing under the note, the Company is obligated to issue warrants for up to a maximum of 105,263 shares of common stock to its broker, in the amount of 8% of amounts converted, at an exercise price of $1.37 per share, exercisable for five years.

LAURUS WAIVER -- MAY 2004 $2.5 MILLION SECURED CONVERTIBLE NOTE

On January 31, 2005, Laurus formally agreed that the Company would not be required to pay the principal portion of any monthly amount due for the six-month period from December 2004 through May 2005, and instead such deferred principal amounts would be due on May 1, 2007, the maturity date of the 2004 Note. There was no change in the interest rate charged by Laurus on the unpaid principal.

In consideration for the principal payment deferral and the waiver, the Company issued a warrant to Laurus to purchase up to 200,000 shares of the common stock of the Company at an exercise price of $1.48. The warrant expires on January 31, 2010. The cost to the Company associated with the issuance of this warrant was attributed to the discount balance on the May 2004 Note.

LAURUS DEFERRAL AND EXTENSION -- MAY 2004 $2.5 MILLION AND JANUARY 2005 $1.5 MILLION SECURED CONVERTIBLE NOTES

On May 6, 2005, Laurus and the Company amended the terms of the 2004 Note and the 2005 Note, to provide for a twelve-month deferral and extension of both. With respect to 2004 Note, Laurus agreed to

(a) extend the term for an additional year, to be due in full on May 28, 2008, and (b) defer 12 months of principal payments (originally due June 1, 2005 through May 1, 2006) to be paid monthly beginning June 1, 2007 through May 1, 2008. With respect to the 2005 Note, Laurus agreed to (a) extend the term for an additional year, to be due in full on January 31, 2009, and (b) defer 12 months of principal payments (originally due August 1, 2005 through July 1, 2006) to be paid monthly beginning February 1, 2008 through January 1, 2009, with the balance on the 2005 Note to be paid in full on January 31, 2009.

As a result of these amendments, the first repayments of principal owed to Laurus on the 2004 and 2005 Notes are now due on June 1, 2006 and August 1, 2006, respectively, and the maturity dates for the 2004 and 2005 Notes are now May 1, 2008 and January 1, 2009, respectively. There was no change in the interest rate charged by Laurus on the unpaid principal. Furthermore, commencing as of May 31, 2005 the Company adjusted the amortization schedules for the 2004 Note and 2005 Note related to the beneficial conversion feature, stock purchase warrants and deferred finance costs.

In consideration for the principal payment deferral and the extension of the 2004 and 2005 Notes, the Company issued an additional common stock purchase warrant to Laurus to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $1.05. The warrant expires on May 6, 2010. The cost to the Company associated with the issuance of this warrant was attributed to the discount balances of the May 2004 and January 2005 Notes based on the pro-rata amounts of the respective Notes.

LOAN AND SECURITY AGREEMENT WITH FRANKLIN FUNDING

On August 5, 2003, the Company entered into a loan and security agreement (the "Loan Agreement") under which the Company borrowed $250,000 during the first and second quarters of fiscal 2004. Amounts borrowed under the Loan Agreement bear interest at 17.64% and are amortized over 36 months, with monthly payments beginning September 2003 and a final balloon payment due at maturity on August 5, 2006, and are secured by specific equipment. In the event of default, among other remedies, the lender may declare the entire amount under the Loan Agreement to be immediately due and payable, and may take possession of the equipment provided as security. Pursuant to the terms of the Loan Agreement, the Company granted to the lender warrants to purchase 25,000 shares of common stock (at the rate of 5,000 per $50,000 borrowed, with exercise prices as of the date of borrowing), consisting of warrants for 5,000 shares at $1.10 per share, 5,000 shares at $1.00 per share, 10,000 shares at $0.95 per share, and 5,000 shares at $0.85 per share.

NOTE PAYABLE TO RELATED PARTY

The Company had the following note payable to a related party as of June 30:

                                                           2005        2004
                                                         --------    --------
     Promissory note to Saigene Corporation,
       original principal of $223,697, dated
       August 28, 2002, 8% interest, monthly
       payments of $10,000 including interest
       until paid in full                                $     -     $ 22,183
                                                         --------    --------
     Less: Current Portion                                     -       22,183
                                                         --------    --------
                                                         $     -     $     -
                                                         ========    ========

OTHER NOTES PAYABLE

The Company had the following other notes payable as of June 30:
                                                                                           2005           2004
                                                                                        ----------     ----------
     May 2004 Secured Convertible Note Payable:

     Secured convertible note to Laurus, secured by all assets, interest at prime plus 2% (subject to reduction upon specified conditions), monthly payments
         of $83,333 plus interest beginning May 1, 2006, due May 1, 2008                $2,500,000     $2,500,000
     Less: Principal amount converted into common stock                                    (63,600)            -
     Less: Unamortized fair value assigned to beneficial conversion feature and
         warrants                                                                       (1,676,916)    (1,235,482)
                                                                                           759,484      1,264,518
                                                                                        ----------     ----------
     Less: Current Portion                                                                 (83,333)      (278,982)
                                                                                        ----------     ----------
     Long Term Portion                                                                  $  676,151     $  985,536
                                                                                        ==========     ==========

     January 2005 Secured Convertible Note Payable:

     Secured convertible note to Laurus, secured by all assets, interest at prime plus 2% (subject to reduction upon specified conditions), monthly payments
         of $51,000 plus interest beginning August 1, 2006, due February 1, 2009        $1,500,000             -

     Less: Unamortized fair value assigned to beneficial conversion feature and
         warrants                                                                         (982,368)            -
                                                                                           517,632             -
                                                                                        ----------     ----------
     Less: Current Portion                                                                      -              -
                                                                                        ----------     ----------
     Long Term Portion                                                                  $  517,632     $       -
                                                                                        ==========     ==========

     Other Notes Payable:

     Loan and security agreement, secured by specific equipment, 17.64% interest,
         monthly payments of $8,709, balloon payment of $30,000 due August 2006         $  127,188     $  201,925

     Promissory note to prior landlord, secured by common stock held in escrow, 10%
         interest, quarterly payments of $25,000, due July 31, 2005 (See Note 14)          181,670        240,624

     Promissory note to creditor, 9% interest, monthly payments of $4,000, balloon
         payment of $7,912 due December 2004                                                    -          27,416

     Note payable to Transamerica, secured by security interest in previously leased assets, 8% interest October 1, 2003 to February 28, 2004,
         14.123% beginning March 1, 2004, monthly payments including interest of
         $2,000 through
         February 28, 2004 and $14,500 thereafter, due October 1, 2005                      47,719        202,547

     Demand notes payable, 18% interest, current monthly payments of interest only          13,000         13,000
                                                                                        ----------     ----------
                                                                                           369,577        685,512
                                                                                        ----------     ----------
     Less: Current Portion                                                                 331,429        349,002
                                                                                        ----------     ----------
     Long Term Portion                                                                  $   38,148     $  336,510
                                                                                        ==========     ==========

Aggregate maturities of notes payable (at face value, gross of the unamortized fair value assigned to beneficial conversion feature and warrants related to the secured convertible note financing with Laurus) are approximately as follows for the years ending June 30:

                          2006                     $   83,333
                          2007                      1,549,996
                          2008                      1,953,071
                          Thereafter                  350,000
                                                   ----------
                                                   $3,936,400
                                                   ==========

10. PREFERRED AND COMMON STOCK

The Company's common stock currently is quoted on the OTC Bulletin Board in the over-the-counter market under the symbol "PBME".

SERIES A PREFERRED STOCK

The Company's Series A convertible preferred stock (the "Series A") is convertible into shares of the Company's common stock at the option of the holders at any time on a three-for-one basis. The Series A no longer carries a mandatory dividend. The Company has the right to force conversion of the Series A in the event the price per share of the common stock is $6.00 or more for 20 consecutive trading days. The Series A has a liquidation preference of $2.00 per share. The Company has agreed to use commercially reasonable efforts to effect the registration of the common stock into which the Series A is convertible.

SERIES B PREFERRED STOCK

In March through July 2003, the Company sold 33,666.66 shares of Series B, 8% convertible, cumulative redeemable $0.01 par value preferred stock at $3.00 per share (the "Series B") for total net proceeds of $72,920. In June 2004, the holders of the Series B preferred stock accepted the Company's conversion offer and canceled their Series B and accrued and unpaid dividends in exchange for 104,294 shares of common stock, and approximately $1 in cash for payment of fractional shares. As of June 30, 2005 and 2004, there were no shares of Series B issued and outstanding.

COMMON STOCK

Effective September 30, 2004, the Company issued to Utek Technologies ("Utek") 129,730 unregistered shares of common stock for services, with 1/12th of the shares (10,810 shares) vesting each month during the term of the agreement. Effective June 23, 2005 the agreement with Utek was terminated. As of the date of termination, 91,885 shares of the Company's common stock had vested to Utek and 37,845 shares of the Company's common stock had been returned.

Effective January 30, 2005, the Company entered into a one-year agreement with Investor Relations Group, Inc. ("IRG") to provide the Company investor relations and public relations services. The Company issued to IRG as compensation 125,000 unregistered shares of common stock that vested immediately. In accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue (EITF) No. 96-18, the Company recorded a prepaid expense of $101,250 related to the issuance of 125,000 shares of unregistered common stock over the 12-month term of the agreement. The Company has been amortizing this expense at $8,438 per month.

Laurus has the option at any time to convert any or all of the outstanding principal and accrued and unpaid interest on the May 2004 and January 2005 Notes into shares of common stock at an initial conversion price of $1.06 or $1.17 per share, respectively. On various dates throughout fiscal 2005, Laurus converted at a price of $1.06 a total of $63,600 of the principal amount due under the May 2004 Note into 60,000 shares of the Company's common stock.

As of June 30, 2005, the Company held treasury common stock in the amount of 142,300 shares. For the fiscal years ended June 30, 2005 and 2004, there were 0 and 72,072, respectively shares of common stock added to the treasury stock.

11. INCOME TAXES

The income tax expense reconciled to the tax expense computed at the statutory rate was approximately as follows during the years ended June 30:

                                                            2005         2004
                                                         ---------    ---------
     Tax benefit computed at federal statutory rate      $(620,000)   $(640,000)
     Permanent differences                                   2,000        2,000
     Valuation allowance (tax benefit of recognizing
       prior year net operating loss carryforward)       $ 618,000    $ 638,000
                                                         ---------    ---------
                                                         $      -     $      -
                                                         =========    =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are approximately as follows at June 30:

                                                        2005            2004
                                                      --------        --------
     Net deferred tax asset:
       Net operating loss carryforward               $5,930,000     $4,624,000
       Research and experimentation credit               39,000        324,000
       Impairment of technology assets                       -         162,000
       Effect of stock option variable pricing               -          50,000
       Accrued liabilities                               67,000         55,000
       Allowance for bad debts                               -           8,000
       Depreciation and amortization                    (32,000)        67,000
                                                     ----------     ----------
                                                      6,004,000      5,290,000
     Less valuation allowance                        (6,004,000)    (5,290,000)
                                                     ----------     ----------
                                                     $       -      $       -
                                                     ==========     ==========

At June 30, 2004, operating loss carryforwards of approximately $14 million expiring through 2024 are available to offset future taxable income. For financial reporting purposes, a valuation allowance of approximately $6,004,000 has been recognized to offset the deferred tax asset due to the uncertainty of future utilization of net operating loss carryforwards and realization of other deferred tax assets. For the fiscal years ended June 30, 2005 and 2004, the valuation allowance was increased by approximately $618,000 and $638,000, respectively.

Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than 50% change in ownership). As a result of these provisions, utilization of the NOL and credit carryforwards may be limited.

12. STOCK OPTION PLAN

1996 STOCK INCENTIVE PLAN

The Company has a Stock Incentive Plan (the "Plan") with 1,800,000 shares of common stock reserved for issuance under this Plan. Options granted under the Plan may be either incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code, or nonqualified options. The Company may also award stock appreciation rights, restricted stock, performance shares, loans or tax offset payments. The option price of each incentive stock option granted shall not be less than the fair value of the underlying common stock, and will expire no later than ten years following the date of grant. With respect to nonqualified options, the exercise price and term will be determined at the discretion of the Board. However, the exercise price will not be less than 85% of the fair value of the underlying stock, and the term will not exceed a period of ten years. The options generally vest over a range of immediately to five years. As of June 30, 2005, 583,891 shares of common stock remained available for future grant under the Plan.

On May 3, 2002, the Company's board of directors voted to reduce the exercise price of all then outstanding options to $0.06 per share. No initial expense was recognized on this repricing, as the new exercise price equaled the market value of the Company's stock on that date. For the periods ended June 30, 2005 and 2004, in accordance with accounting for options under variable pricing rules, the Company recognized approximately $3,352 and $35,000, respectively, in compensation income representing the decrease in the market price of the Company's common shares to $0.94 and $1.03 per share, as well as the reduction of 3,327 in the number of outstanding options due to either expiration or exercise. As long as any of the repriced options remains outstanding, the Company will recognize compensation expense in the future for all outstanding repriced stock options if the market value of the common stock increases, and will recognize income if the market value decreases.

The following is a summary of the activity in the Plan for the years ended June 30, 2005 and 2004:

                                                          Shares Under Option
                                              ------------------------------------------
                                                                              Weighted
                                                               Weighted       Average
                                                                Average        Fair
                                                 Number        Exercise       Value of
                                                   Of          Price per      Options
                                                 Shares          share        Granted
                                              ------------------------------------------
     Options outstanding at June 30, 2003        281,111          0.35

          Granted                              1,086,340          0.81        $ 0.81
          Exercised                              (31,664)         0.06
          Terminated                             (54,391)      $  0.06
                                               ---------       -------
     Options outstanding at June 30, 2004      1,281,396       $  0.77

          Granted                                253,000          1.01        $ 1.01
          Exercised                              (10,017)         0.81
          Terminated                            (148,270)      $  0.79
                                               ---------       -------
     Options outstanding at June 30, 2005      1,376,109       $  0.81
                                               =========       =======

The weighted average contractual life remaining of options outstanding at June 30, 2005 is approximately 8.6 years.

As of June 30, 2005, outstanding options had exercise periods which expired over the following time periods:

                                         Weighted Average
     Exercise           Number            Remaining Life            Number
      Price          Outstanding           (in years)             Exercisable
      -----          -----------           ----------             -----------
      $0.06               7,902                0.2                    7,902
      $0.51             183,917                7.2                  183,917
      $0.70               3,000                9.2                    3,000
      $0.8075            60,761                8.4                   60,761
      $0.81             855,529                8.6                  550,544
      $0.90               6,000                8.7                    6,000
      $0.96              90,000                9.5                   90,000
      $1.01               3,000                9.0                    3,000
      $1.04             160,000               10.0                    4,444
      $1.75               6,000                8.4                    6,000
                      ---------               ----                  -------
                      1,376,109                8.6                  915,567
                      =========               ====                  =======

13. STOCK PURCHASE WARRANTS

The following is a summary of outstanding warrants as of June 30, 2005 and 2004:

                                                       Weighted Average
                                       Exercise Price   Exercise Price
                                          per Share        per Share     Number
                                          ---------        ---------     ------

Warrants outstanding at June 30, 2004   $0.1875-$3.00        $0.97     1,457,728

Warrants outstanding at June 30, 2005   $0.1875-$1.48        $1.08     3,085,713

In May 2005, in connection with the extension and deferral of principal payments on the $2.5 million secured convertible note and the $1.5 million secured convertible note and, the Company granted the lender a warrant to purchase up to 1,000,000 shares of common stock at an exercise price of $1.05 per share, exercisable at any time prior to May 28, 2010.

In January 2005, in connection with a $1.5 million secured convertible note, the Company granted the lender a warrant to purchase up to 326,087 shares of common stock at an exercise price of $1.37 per share, exercisable at any time prior to May 28, 2010. In addition, we issued to our broker a five-year warrant, exercisable as and to the extent that any amounts owing under the convertible note are converted into common stock, for up to 105,263 shares of common stock at an exercise price of $1.37 per share. Also in January 2005, in connection with a the deferral of principal on the $2.5 million secured convertible note, the Company granted the lender a warrant to purchase up to 200,000 shares of common stock at an exercise price of $1.48 per share, exercisable at any time prior to January 31, 2010.

In June 2004, in connection with a $2.5 million secured convertible note, the Company granted the lender a warrant to purchase up to 681,818 shares of common stock at an exercise price of $1.25 per share, exercisable at any time prior to May 28, 2009. In addition, we issued to our broker a five-year warrant, exercisable as and to the extent that any amounts owing under the convertible note are converted into common stock, for up to 181,818 shares of common stock at an exercise price of $1.25 per share.

In March 2004, in connection with a private placement of common stock, the Company granted warrants to the placement agents covering 384,600 shares of unregistered common stock at $0.60 per share.

14.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has entered into non-cancelable operating leases for office facilities. Under these leases, the Company is responsible for its proportionate share of real estate taxes, insurance and common area maintenance costs. Rent expense was $240,575 and $256,997 for the years ended June 30, 2005 and 2004, respectively.

Future minimum lease payments are as follows:

              Year Ended June 30,
              -------------------

                     2006                       $  225,264
                     2007                          231,192
                     2008                           78,052
                     2009                               -
                                                $  534,508

PROMISSORY NOTE TO PRIOR LANDLORD

In May 2003, the Company's prior landlord, the Company, and Saigene entered into a settlement agreement confirming amounts due the prior landlord. Under the terms of the settlement agreement, the Company and Saigene jointly and severally entered into a promissory note dated May 31, 2003 to the landlord for $320,315. In conjunction with the promissory note and settlement agreement, and to secure performance thereunder, the Company also entered into an escrow agreement, providing for 666,666 shares of the Company's common stock to be held in escrow for the benefit of the landlord. As of June 30, 2005, the balance of the promissory note was $181,670 and the Company had made payments sufficient to release 83,333 of escrow shares to the Company, which shares have been cancelled and are no longer outstanding.

15. RELATED PARTY TRANSACTIONS

CONSULTING AGREEMENTS

On August 28, 2002, the Company entered into a consulting agreement with Mr. Terry M. Giles, a former director of the Company and greater than 5% stockholder. Pursuant to the consulting agreement, the Company agreed to engage Mr. Giles as a consultant and to pay Mr. Giles compensation of $10,000 per month until the conversion of Mr. Giles shares of Series A preferred stock into common stock, and until such shares are either (a) registered pursuant to an effective registration statement, or (b) deemed tradable pursuant to Rule 144. As of June 30, 2005, accrued expenses and accounts payable included $65,000 related to this consulting agreement.

On August 28, 2002, the Company entered into a consulting agreement with Mr. Paul G. Kanan, a director and former officer of the Company. Pursuant to the consulting agreement, the Company agreed to engage Mr. Kanan as a consultant for a period of 12 months beginning September 1, 2002, and to pay Mr. Kanan $3,000 per month. The consulting arrangement was extended on a month-to-month basis for up to 12 additional months until such time as the shares of common stock held by Mr. Kanan have been registered for resale pursuant to an effective registration statement filed with the SEC. The consulting agreement was not extended beyond the additional 12 months, and expired on August 31, 2004. As of June 30, 2005, no amounts were owed to Mr. Kanan under this consulting agreement.

PACIFIC BIOMETRICS RESEARCH FOUNDATION

The Company is affiliated with Pacific Biometrics Research Foundation ("PBRF"), one of five laboratories in the CDC (Centers for Disease Control) /NHLBI sponsored Cholesterol Reference Method Laboratory Network. PBRF is organized as a non-profit organization corporation under Section 501(c)(3) of the Internal Revenue Code. The Company provides laboratory testing services, invoicing and collection services in connection with PBRF's service offerings. In consideration for this arrangement, the Company receives 85% of the revenues generated through the testing services offered by PBRF. For the fiscal years ended June 30, 2005 and 2004, the Company recorded approximately $49,720 and $37,000, respectively, in revenues related to services provided for PBRF. As of June 30, 2005 and 2004, the Company had approximately $13,940 and $9,600, respectively, in accounts receivable from PBRF.

16. RETIREMENT PLAN

The Company has a 401(k) Plan, which had fallen out of compliance with the Internal Revenue Service (the "IRS") due to prior year filing delinquencies. During fiscal 2004, the Company engaged a consultant to assist in regaining compliance through the IRS Delinquent Filer Voluntary Compliance Program (the "DFVCP") and filed the returns which had been delinquent. The Company believes that it is now in compliance with the IRS reporting regulations, and, under the DFVCP, will incur no additional material expenses associated with late filings. The Company made no matching contributions to the 401(k) Plan during fiscal 2004 or 2003. The Company reopened the 401(k) plan to employees in May 2005. As of June 30, 2005, the Company's matching expense was $5,107 and 401(k) payable balance was $24,853.