Form 10QSB
period 2005-09-30
PACIFIC BIOMETRICS INC
filed 2005-11-14
CIK 1020475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ______________

                                   FORM 10-QSB
                                 ______________


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2005

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period From _________ to _________

                                 ______________


                         Commission File Number 0-21537




                            PACIFIC BIOMETRICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                         93-1211114
 ------------------------------                       ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)


       220 West Harrison Street                          (206) 298-0068
       Seattle, Washington 98119                 -------------------------------
--------------------------------------           (Registrant's telephone number,
(Address of principal executive office)               including area code)




Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past
90 days.                                                       Yes  [X]  No  [_]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                               Yes  [_]  No  [X]

As of November 12, 2005, the issuer had 12,749,746 shares of common stock outstanding.

Transitional Small Business Disclosure Format:                 Yes  [_]  No  [X]

================================================================================

                            PACIFIC BIOMETRICS, INC.

                              INDEX TO FORM 10-QSB





                                                                            Page
PART I - FINANCIAL INFORMATION                                              ----

ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 2005
         (unaudited) and June 30, 2005 (audited)..........................     3

         Consolidated Statements of Operations for the three months
         ended September 30, 2005 and 2004 (unaudited)....................     4

         Consolidated Statements of Cash Flows for the three months
         ended September 30, 2005 and 2004 (unaudited)....................     5

         Notes to Consolidated Financial Statements (unaudited)...........     6


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..............................    10


ITEM 3 - CONTROLS AND PROCEDURES..........................................    18





PART II - OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......    18


ITEM 6 - EXHIBITS.........................................................    18




SIGNATURES................................................................    19

                            PACIFIC BIOMETRICS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                              SEPTEMBER 30,     JUNE 30,
                                                                                  2005            2005
                                                                              ------------    ------------
                                                                               (unaudited)      (audited)
                                                                              ------------    ------------
                                     ASSETS

Current assets:
    Cash and cash equivalents                                                 $    652,342    $  1,438,543
    Accounts receivable, net of allowance for doubtful accounts of $22,100
       and $22,100, respectively                                                 1,208,211         607,867
    Prepaid expenses and other assets                                              412,782         603,464
    Deferred financing cost on secured convertible note - current portion          107,170         107,170
                                                                              ------------    ------------
          Total current assets                                                   2,380,505       2,757,044

Property and equipment, net                                                        695,325         437,436
                                                                              ------------    ------------
Other assets:
    Deferred financing cost on secured convertible note - long-term portion        205,995         232,787
                                                                              ------------    ------------
          Total assets                                                        $  3,281,825    $  3,427,267
                                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                                          $    666,760    $    438,342
    Accrued liabilities                                                            658,525         846,267
    Advances from clients                                                          838,121         697,561
    Capital lease obligations - current portion                                     51,994          51,994
    Secured convertible notes - current portions                                   369,733          83,333
    Other notes payable - current portion                                          124,426         331,429
                                                                              ------------    ------------
          Total current liabilities                                              2,709,559       2,448,926

Capital lease obligations - long-term portion                                       95,856         108,493
Secured convertible notes - long-term portions, net of unamortized fair value assigned to the beneficial conversion features and warrants of
   $2,447,011 and $2,659,284, respectively                                       1,119,656       1,193,783
Other notes payable - long-term portion                                                 --          38,148
                                                                              ------------    ------------
          Total liabilities                                                      3,925,071       3,789,350
                                                                              ------------    ------------

Stockholders' deficit:
    Preferred stock, $0.01 par value, 5,000,000 shares
          Series A preferred stock, 1,550,000 shares designated, 1,550,000 shares issued and outstanding, liquidation preference of $2.00
            per share, aggregating $3,100,000                                       15,500          15,500
    Common stock, $0.01 par value, 30,000,000 shares authorized, 12,749,746
          and 13,325,705 shares issued and outstanding, respectively               304,985         304,985
    Additional paid-in capital                                                  25,431,238      25,430,844
    Accumulated deficit                                                        (26,393,547)    (26,111,988)
    Treasury stock                                                                  (1,423)         (1,423)
                                                                              ------------    ------------
          Total stockholders' deficit                                             (643,247)       (362,083)
                                                                              ------------    ------------
          Total liabilities and stockholders' deficit                         $  3,281,825    $  3,427,267
                                                                              ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                              ----------------------------
                                                                                  2005            2004
                                                                              ------------    ------------
Revenues                                                                      $  1,834,442    $    434,741

Laboratory expenses and cost of sales                                              940,760         409,526
                                                                              ------------    ------------
          Gross profit                                                             893,682          25,215

Operating expenses:
    Selling, general and administrative                                            833,982         698,906
    Research and product development                                                 9,545           6,304
                                                                              ------------    ------------

Income (loss) from operations                                                       50,155        (679,995)
                                                                              ------------    ------------

Other income (expense):
    Interest expense                                                               (94,959)        (68,728)
    Amortization of fair value assigned to beneficial conversion
       features and warrants                                                      (212,273)        (66,682)
    Amortization of deferred finance costs                                         (26,793)        (16,125)
    Interest income                                                                  1,492              91
    Other income                                                                       818           1,833
                                                                              ------------    ------------
Total operating expense                                                           (331,715)       (149,611)
                                                                              ------------    ------------

Loss before income taxes                                                          (281,560)       (829,606)

Income taxes                                                                            --              --
                                                                              ------------    ------------

Net loss                                                                      $   (281,560)   $   (829,606)
                                                                              ============    ============


Net loss per share:
    Basic loss per share                                                      $      (0.02)   $      (0.07)
                                                                              ============    ============
    Diluted loss per share                                                    $      (0.02)   $      (0.07)
                                                                              ============    ============

Weighted average common shares outstanding:
    Basic                                                                       12,746,540      12,465,487
                                                                              ============    ============
    Diluted                                                                     12,746,540      12,465,487
                                                                              ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                    THREE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                               ----------------------------
                                                                                                   2005            2004
                                                                                               ------------    ------------
Cash flows from operating activities:
    Net loss                                                                                   $   (281,560)   $   (829,606)
    Reconciliation of net loss to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                              51,993          37,964
          Amortization of fair value assigned to beneficial conversion features and warrants        212,273          66,682
          Amortization of deferred finance costs on secured convertible notes                        26,792          16,125
          Compensation expense (income) from fair value adjustment to options                           395          (2,246)
          Changes in assets and liabilities:
             Accounts receivable, net                                                              (600,344)         22,376
             Inventories                                                                                 --         (23,390)
             Prepaid expenses and other assets                                                      190,682         (95,976)
             Advances from clients                                                                  140,561          (9,887)
             Accounts payable                                                                       139,668        (100,190)
             Accrued liabilities                                                                   (187,742)        145,463
                                                                                               ------------    ------------
                 Net cash used in operating activities                                             (307,282)       (772,685)
                                                                                               ------------    ------------

Cash flows from investing activities:
    Purchases of capital equipment                                                                 (221,131)        (74,180)
                                                                                               ------------    ------------
                 Net cash used in investing activities                                             (221,131)        (74,180)
                                                                                               ------------    ------------

Cash flows from financing activities:
    Payments on notes payable                                                                      (245,152)        (85,471)
    Payments on notes payable to related parties                                                         --         (22,183)
    Transfer to restricted cash                                                                          --             (91)
    Payments on capital lease obligations                                                           (12,637)        (11,728)
                                                                                               ------------    ------------
                 Net cash used in financing activities                                             (257,790)       (119,473)
                                                                                               ------------    ------------

Net decrease in cash and cash equivalents                                                          (786,203)       (966,338)
Cash and cash equivalents, beginning of period                                                    1,438,543       2,941,014
                                                                                               ------------    ------------

Cash and cash equivalents, end of period                                                       $    652,342    $  1,974,676
                                                                                               ============    ============

Cash paid during the period for interest                                                       $     83,567    $     54,745
                                                                                               ============    ============

Cash paid for income taxes

Non-Cash Investing and Financing Activities                                                    $         --    $         --
                                                                                               ============    ============
    Proceeds from exercise of stock options and warrants                                       $        474    $         --
    Shares released from escrow under restructure agreement with prior landlord                $    542,400    $         --


                   The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.    ORGANIZATION AND BASIS OF PRESENTATION

Pacific Biometrics, Inc., a Delaware corporation ("PBI" or the "Company"), provides specialty reference laboratory services to the pharmaceutical and diagnostics industries. The Company was incorporated in Delaware in May 1996. The Company conducts its business primarily through its wholly owned subsidiary, Pacific Biometrics, Inc., a Washington corporation ("PBI-WA"). The Company's two other wholly owned subsidiaries are PBI Technology, Inc., a Washington corporation, and BioQuant, Inc., a Michigan corporation. All material intercompany balances and transactions have been eliminated in the accompanying consolidated unaudited financial statements.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended June 30, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ending September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto, for its fiscal year ended June 30, 2005, as previously reported in the Company's annual report on Form 10-KSB.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

STOCK-BASED COMPENSATION

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based employee compensation plan. The Company has adopted the disclosure-only provisions of SFAS No. 123 - "Accounting for Stock-Based Compensation." During the three month periods ended September 30, 2005 and 2004, the Company granted 125,000 and 6,000, respectively, of incentive-based stock options under incentive compensation plans. Had compensation cost been determined based on the fair value of stock options granted in a manner consistent with the method promulgated by SFAS No. 123, the Company's net loss and loss per share would have been changed to the pro forma amounts below for the quarters ended September 30:

                                                          2005          2004
                                                       ----------    ----------
      Net loss as reported                             $ (281,560)   $ (829,606)
      Add:
           Total stock-based employee compensation
           awards, net of related tax benefits            (99,900)       (2,034)
                                                       ----------    ----------
      Pro forma net loss                               $ (381,460)   $ (831,640)
                                                       ==========    ==========
      Net loss per share:
           Basic - as reported                         $    (0.02)   $    (0.07)
                                                       ==========    ==========
           Diluted - as reported                       $    (0.02)   $    (0.07)
                                                       ==========    ==========
           Basic - pro forma                           $    (0.03)   $    (0.07)
                                                       ==========    ==========
           Diluted - pro forma                         $    (0.03)   $    (0.07)
                                                       ==========    ==========


To estimate compensation expense, the Company uses the Black-Scholes option-pricing model and assumptions deemed reasonable by management. Stock options are valued as of the date of grant. The following assumptions were used to compute the fair value of option grants for the quarters ended September 30:

                                          2005              2004
                                        --------          --------
      Expected volatility                108.08%           131.03%
      Expected dividend yield             0.00%             0.00%
      Risk-free interest rate             4.20%             3.83%
      Expected life                     10 years          10 years

VARIABLE ACCOUNTING

On May 3, 2002, the Board of Directors voted to reduce the exercise price of all then outstanding options to $0.06 per share. No initial expense was recognized on this repricing, as the new exercise price equaled the market value of the Company's stock on that date. As of September 30, 2005 and 2004, respectively, 0 and 7,902 of these options remained outstanding. For the quarters ended September 30, 2005 and 2004, in accordance with accounting for options under variable pricing rules, the Company recognized approximately $395 in compensation expense and $2,200 in compensation income, respectively, representing the change in the relative market price of the Company's common shares to $0.99 (on the date the remaining options were exercised) and $0.84 per share, respectively. The Company expects to no longer recognize stock-based compensation expense or income in the future on the repriced stock options since all outstanding repriced stock options have been exercised or have expired.

BENEFICIAL CONVERSION FEATURE

In accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue (EITF) No. 98-5 and FASB EITF No. 00-27, using the relative fair value method of Accounting Principles Board Opinion 14 ("APB 14"), the Company recorded a beneficial conversion feature ("BCF") related to the issuance of convertible debt that has conversion features at fixed rates that are in-the-money when issued and recorded the value allocated to warrants issued with those instruments. The BCF for the convertible debt and for the value allocated to warrants are measured and recognized by allocating a portion of the proceeds to additional paid-in capital with an offset to discount on the convertible debt.

For the convertible debt and related warrants, the recorded discount is amortized as interest expense using the straight-line interest method over the life of the debt.

LOSS PER SHARE

Basic loss per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options that have vested or will vest within 60 days of September 30, 2005 (or November 29,

2005) and warrants using the "treasury stock" method and the effect of preferred stock on an as-converted basis. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding and does not include the effect of dilution from outstanding stock options that have vested or will vest within 60 days of September 30, 2005 and warrants using the "treasury stock" method and the effect of preferred stock on an as-converted basis. All per share calculations exclude treasury shares and shares held in trust as security for a note payable.

Due to the Company's net loss for the quarter ended September 30, 2005, common stock equivalents related to the Company's a) in-the-money, vested options, b) in-the-money warrants, and c) convertible preferred stock were not used in the computation of diluted loss per share because the effect would be anti-dilutive. As of September 30, 2005, the Company's common stock equivalents included: a) in-the-money, vested options to purchase 892,033 shares of common stock; b) in-the-money warrants to purchase 570,727 shares of common stock; and c) 1,550,000 shares of Series A preferred stock convertible into 516,667 shares of common stock.

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

The components of basic and diluted loss per share were as follows for the quarters ended September 30:

                                                                             2005              2004
                                                                         ------------      ------------
Net loss                                                            (A)  $   (281,560)     $   (829,606)
Net loss applicable to common stockholders                          (B)  $   (281,560)     $   (829,606)
Weighted average number of outstanding shares of common stock       (C)    12,746,540        12,465,487
                                                                         ============      ============
Weighted average number of outstanding shares of common stock
and common stock equivalents                                        (D)    12,746,540        12,465,487
                                                                         ============      ============
Net loss per share:
      Basic                                                        (B/C) $      (0.02)     $      (0.07)
                                                                         ============      ============
      Diluted                                                      (A/D) $      (0.02)     $      (0.07)
                                                                         ============      ============


3.    GOING CONCERN AND MANAGEMENT'S PLANS

The Company had net losses in the quarters ended September 30, 2005 and 2004. The Company has historically experienced recurring losses from operations and has had cash flow shortages. While the Company had a positive working capital position at June 30, 2005 (fiscal year end) and an operating profit for the quarter ended September 30, 2005, it has a working capital deficit at September 30, 2005 and significant amounts of notes payable and other liabilities, and negative stockholders' equity. Historically, the Company has had deficiencies in working capital and stockholders' equity and has had significant amounts of current and past due debt. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On-going, the Company's strategy is to meet the needs for outsourcing by pharmaceutical, biotechnology, and diagnostic companies and other central laboratories, and to assist in enhancing the drug and diagnostic development processes by developing and delivering innovative services that apply science and technology in the provision of high quality service within the Company's areas of specialty. The Company's primary business strategy will continue its focus on providing high quality specialty central laboratory services in its core areas, including cardiovascular disease and bone and joint diseases because of active drug development activities. In addition, the company is continuing to improve its business development efforts in an attempt to grow and diversify its client base. The Company is also using most of its capital expenditures and investments to enhance its information systems with the goal of improving and streamlining the Company's project and data management capabilities.

Even after the aforementioned and other related steps, the Company still has significant debts that need to be settled, as well as fluctuating revenues. The Company will continue to review its operating and financial requirements and attempt to settle outstanding debts with cash generated from its operations, with stock, and/or from the sale or licensing of its technology assets. The Company may not be successful in these efforts and may have to seek protection from creditors under the bankruptcy laws.

These financial statements have been prepared on a going concern basis and no potential adjustments have been recorded that may be required as a result of a potential inability to continue as a going concern.


4.    CONCENTRATION OF CREDIT RISK

The largest client in the quarter ended September 30, 2005 individually accounted for approximately 35% and 18% of the Company's total revenue in quarters ended September 30, 2005 and 2004, respectively. Revenue from the Company's five largest clients represented approximately 81% and 56% of total revenue in the quarters ended September 30, 2005 and 2004, respectively. As of September 30, 2005 and 2004, respectively, approximately 51% and 42% of the Company's accounts receivable balance was from the two largest clients at that time.

The Company maintains its cash in two commercial accounts at a major financial institution. At September 30, 2005, the Company's cash balance in two accounts exceeded the $100,000 Federal Deposit Insurance Corporation ("FDIC") limit by $552,342 and at June 30, 2005, the Company's cash balance in two accounts exceeded FDIC limit by $1,338,543.


5.    RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2004, the Company purchased certain computer equipment and other furniture and equipment from Saigene Corporation, a related party. The property and equipment was valued at $73,585 and the Company paid $15,000 in cash and recorded an account payable to Saigene of $58,585. The Company also entered into an office sharing agreement for Saigene to use some of the Company's office space. For each month of that office-sharing agreement, the $58,585 payable to Saigene was reduced at a (non-cash) rate of $1,540 per month. At June 30, 2005 the balance due to Saigene was $0. There have been no comparable related party transactions during the first quarter of fiscal 2006.


6.    SUBSEQUENT EVENTS

On November 3, 2005, subsequent to the end of the first quarter of fiscal 2006, the Company obtained a new non-revolving line of credit with Franklin Funding for an aggregate amount of up to $500,000 for equipment financing. The terms of this new line of credit are substantially the same as those under the prior loan and security agreement with Franklin Funding dated August 5, 2003. This line of credit is secured by the equipment and does not impose any financial covenants. All borrowings under the line of credit must be made by May 3, 2006. Borrowings under the line of credit bear interest at a rate of 17.64% per annum and are repayable monthly based on a 36-month amortization schedule, with final payment due on November 3, 2008. As additional consideration for the credit facility, the Company agreed to grant to the lender stock purchase warrants to purchase up to an aggregate of 50,000 shares of common stock, on the basis of warrants for 5,000 shares for each $50,000 in principal amount borrowed. As of November 7, 2005, $200,000 was borrowed under this line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Investors should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes in this Form 10-QSB and our audited financial statements and related notes for the year ended June 30, 2005, included in our Annual Report on Form 10-KSB.

This Quarterly Report on Form 10-QSB contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements other than statements of historical fact, including future results of operations or financial position, made in this Quarterly Report on Form 10-QSB are forward looking. In particular, the words "expect," "anticipate," "estimate", "desire", "goal", " believe", "may", "will", "should", "intend", "objective", "seek", "plan", "strive", variations of such words, or similar expressions, or the negatives of these words, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. Examples of forward looking statements include statements as to our estimates for future revenues and cost of revenues, our expectations regarding future expenses, including research and development and sales and marketing expenses, our estimates regarding the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital, sources of revenue and anticipated revenue, including licenses of intellectual property, technology development and service contracts, our business development efforts, future acquisitions or investments, the impact of economic and industry conditions on us and our clients, the anticipated growth of our business, our ability to attract clients, expectations regarding competition and the impact of recent accounting pronouncements.

The forward-looking statements contained in this Report are subject to risks and uncertainties, including those discussed below and in the section captioned "Factors that May Affect Operating Results," and as discussed in our Annual Report on Form 10-KSB for the year ended June 30, 2005, that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the concentration of business with large clients, the ability to develop new technology and introduce new products, competition, fluctuations in general economic conditions, the risk of bankruptcy, and changes in policies by regulatory agencies. For additional factors that can affect these forward-looking statements, see the "Risk Factors" section within our Annual Report on Form 10-KSB for the year ended June 30, 2005, and in our Registration Statements on Form SB-2. The forward-looking statements contained in this Report speak only as of the date hereof. We caution readers not to place undue reliance on any such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in management's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates since the end of our 2005 fiscal year. For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and our Annual Report on Form 10-KSB for the year ended June 30, 2005.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified. There are other accounting policies that are significant to our company. For a more detailed discussion on the application of these and our other accounting policies, see "Note 2 to the Consolidated Financial Statements" included in this Report and "Note 2 to Consolidated Financial Statements" included in our Annual Report on Form 10-KSB for the year ended June 30, 2005.

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

      BENEFICIAL CONVERSION FEATURE

In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 98-5 and FASB EITF No. 00-27, using the relative fair value method of Accounting Principles Board Opinion 14 ("APB 14"), we recorded a beneficial conversion feature ("BCF") related to the issuance of convertible debt that has conversion features at fixed rates that are in-the-money when issued and recorded value allocated to warrants issued with those instruments. The BCF for the convertible debt and for the value allocated to warrants are measured and recognized by allocating a portion of the proceeds to additional paid-in capital with an offset to a discount on the convertible debt.

For convertible debt and related warrants, the recorded discount is amortized as interest expense using the straight-line method over the life of the debt.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

REVENUE:

------------------------------------------------------------------------------
                                 THREE MONTHS ENDED
                                    SEPTEMBER 30,           $            %
DOLLARS IN THOUSANDS,          ----------------------   ----------  ----------
ROUNDED TO NEAREST THOUSAND       2005        2004        CHANGE      CHANGE
---------------------------    ----------  ----------   ----------  ----------
Revenue                        $    1,834  $      435   $    1,399        322%
------------------------------------------------------------------------------

Our revenue is generated from clinical trials and diagnostic testing services. Our revenue increased to $1,834,000 from $435,000 or approximately 322% between the comparable quarters ended September 30, 2005 and 2004, respectively. This was the result of an increase in the size and number of clinical trials testing services we performed. This increase reflects the continuing significant increases in open work orders we have been experiencing over three of the past four quarters.

During the quarter ended September 30, 2005, revenue generated from clinical trials testing services accounted for approximately 58% of our total revenues, while revenue generated from the provision of diagnostic services and trials accounted for approximately 9%. During the quarter ended September 30, 2004, revenue generated from clinical trials testing services accounted for approximately 28% of our total revenues, while revenue generated from the provision of diagnostic services and trials accounted for approximately 47%. During the quarter ended September 30, 2004 revenue generated from referral sources accounted for approximately 21% of our total revenue, while we had 31% revenue from this source for the quarter ended September 30, 2005. The increase in the percentage of our revenue related to referral sources reflects our efforts to improve and enhance our relationships with larger laboratories, including our marketing relationship with Quintiles.

LABORATORY EXPENSE AND COST OF GOODS SOLD:

------------------------------------------------------------------------------
                                 THREE MONTHS ENDED
                                    SEPTEMBER 30,           $            %
DOLLARS IN THOUSANDS,          ----------------------   ----------  ----------
ROUNDED TO NEAREST THOUSAND       2005        2004        CHANGE      CHANGE
---------------------------    ----------  ----------   ----------  ----------
Laboratory Expense and Cost
of Goods Sold                  $      941  $      410   $      531        130%
---------------------------    ----------  ----------   ----------  ----------
Percentage of Revenues                51%         94%
-----------------------------------------------------

Laboratory expense and cost of goods sold consist primarily of salaries and related benefits to employees performing analyses of clinical trial samples, the cost of supplies for analysis of clinical trial samples, subcontractor laboratory services, and other expenses such as business and occupation taxes. For the comparable quarters ended September 30, 2005 and 2004, laboratory expenses and cost of goods sold increased approximately 130% to $941,000 from $410,000. As a percentage of revenue, laboratory expense and cost of goods sold decreased to approximately 51% for the quarter ended September 30, 2005 from approximately 94% for the quarter ended September 30, 2004. The relative decrease in laboratory expense and cost of goods sold as a percentage of revenue was primarily the result of the significant increase in revenues over the comparable quarters and the fixed components of laboratory expense and cost of goods sold.

The largest component increase in laboratory expense and costs of goods sold was the 316% increase in lab supplies to approximately $287,000 from $69,000 for the quarters ended September 30, 2005 and 2004, respectively. Lab supplies represented approximately 31% and 17% of laboratory expense and cost of goods sold for the quarters ended September 30, 2005 and 2004, respectively. The increase in lab supplies between the comparable quarters is the result of the increase in clinical and diagnostic testing services we provided to our clients.

Salaries and related benefits rose 84% to approximately $364,000 from $198,000 for the quarters ended September 30, 2005 and 2004, respectively. Salaries and related benefits accounted for approximately 39% and 48% of total laboratory expense and cost of goods sold for the quarters ended September 30, 2005 and 2004, respectively. The significant increase in salaries and benefits is due to hiring in the lab and client services to support increased volume. On September 30, 2005 we had 31 FTE in our laboratory services area which includes laboratory, client services, and information systems staff. This compares to 17 FTE on September 30, 2004.

For the quarter ended September 30, 2005, we incurred computer consulting expenses of approximately $76,000 in connection with initial stages of implementation of our new ClinAxys II Laboratory Information System, and recruiting expenses of approximately $23,000. We had no comparable expenses during the quarter ended September 30, 2004. We anticipate that we will incur additional computer consulting expense during fiscal 2006 as we complete the implementation of our new laboratory information system.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

------------------------------------------------------------------------------
                                 THREE MONTHS ENDED
                                    SEPTEMBER 30,            $           %
DOLLARS IN THOUSANDS,          ----------------------   ----------  ----------
ROUNDED TO NEAREST THOUSAND       2005        2004        CHANGE      CHANGE
---------------------------    ----------  ----------   ----------  ----------
Selling, General and
Administrative Expense         $      834  $      699   $      135         19%
---------------------------    ----------  ----------   ----------  ----------
Percentage of Revenues                45%        161%
-----------------------------------------------------

Our selling, general and administrative expense consists primarily of compensation for our executive officers, board members and other selling, general and administrative personnel, legal and accounting fees, and payments under consulting arrangements. Selling, general and administrative expense increased 19% to approximately $834,000 from $699,000 for the quarters ended September 30, 2005 and 2004, respectively. As a percentage of revenue, selling, general and administrative expense was 45% and 161%, respectively, for the quarters ended September 30, 2005 and 2004.

The 19% increase in selling, general and administrative expense was primarily the result of a 41% increase to $491,000 from $349,000 in overall salaries, commissions, consulting fees, board fees and related benefits for the quarters ended September 30, 2005 and 2004, respectively. This increase was greatest for laboratory administration (increased from $100,000 to $213,000 for the three months ended September 30, 2004 and 2005, respectively) and laboratory sales (increased from $37,000 to $87,000 for the three months ended September 30, 2004 and 2005, respectively). These increases were the result of increased business development efforts and hiring of additional personnel to assist in laboratory administration.

Offsetting this increase was a 26% reduction to $143,000 from $193,000 in legal, accounting, printing and general public company costs for the quarters ended September 30, 2005 and 2004, respectively. During the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2005 we incurred higher legal fees and accounting expenses that were primarily the result of work on our two resale registration statements during the quarter ended September 30, 2004. Those two registration statements were declared effective on September 28, 2004. We had no comparable registration expense for the quarter ended September 30, 2005.

Offsetting some of the increase in our selling, general and administrative expense for the quarter ended September 30, 2005 was the decrease in management fees to $0 we paid under the terms of our management agreement with Saigene Corporation. Effective August 31, 2004, we terminated the agreement, eliminating further management fees. For the comparable quarters ended September 30, 2005 and 2004, management fees decreased to approximately $0 from $40,000, respectively.

Selling, general and administrative expenses also include compensation expense or income resulting from the May 2002 repricing of all then-outstanding stock options to the then-current market price of $0.06. To adjust these options to fair market value, we recognized income (expense) of approximately $(400) and $2,200 for the quarters ended September 30, 2005 and 2004, respectively. As of September 30, 2005 and 2004, respectively, 0 and 7,902 repriced options remained outstanding. (See "Note 12 to Notes to Consolidated Financial Statements" in our Report on Form 10-KSB for the year ended June 30, 2005.)

RESEARCH AND PRODUCT DEVELOPMENT:

------------------------------------------------------------------------------
                                 THREE MONTHS ENDED
                                    SEPTEMBER 30,            $           %
DOLLARS IN THOUSANDS,          ----------------------   ----------  ----------
ROUNDED TO NEAREST THOUSAND       2005        2004        CHANGE      CHANGE
---------------------------    ----------  ----------   ----------  ----------
Research and Product
Development                    $       10  $        6   $        4         67%
---------------------------    ----------  ----------   ----------  ----------
Percentage of Revenues                 1%          1%
-----------------------------------------------------

Research and product development expenses consist mainly of our expenditures incurred in connection with development of our OsteoPatch, SalivaSac, LIDA and cell viability technology held in our subsidiary PBI Technology. For the comparable quarters ended September 30, 2005 and 2004, research and product development expenses increased 67% to approximately $10,000 from $6,000. The increase was primarily due to activities associated with promoting our technology assets and our engagement of a consultant to assist us in business development efforts associated with the OsteoPatch technology. We anticipate that we will continue to incur relatively small research and development expenses. However, if we are unable to increase revenues or raise additional funding to continue to fund our existing research and development efforts, we might seek to further reduce our research and development efforts and expenses.

OTHER EXPENSE:

------------------------------------------------------------------------------
                                 THREE MONTHS ENDED
                                    SEPTEMBER 30,            $           %
DOLLARS IN THOUSANDS,          ----------------------   ----------  ----------
ROUNDED TO NEAREST THOUSAND       2005        2004        CHANGE      CHANGE
---------------------------    ----------  ----------   ----------  ----------
Other Expense                  $      332  $      150   $      182        121%
---------------------------    ----------  ----------   ----------  ----------
Percentage of Revenues                18%         34%
-----------------------------------------------------

Total other expense increased 121% or $182,000 to $332,000 from $150,000 during the quarters ended September 30, 2005 and 2004, respectively.

A major component of other expense in the quarter ended September 30, 2005 was approximately $95,000 of interest expense on notes payable and lease obligations. We also incurred approximately $212,000 of non-cash interest expense that represented the amortization of the intrinsic value of the beneficial conversion features of the two secured convertible notes and fair market value allocated to 2,207,905 warrants related to our two secured convertible notes with Laurus in May 2004 and January 2005 (respectively, the "2004 Note" and "2005 Note".) As of September 30, 2005, $2,447,011 remained unamortized and will be amortized, using the effective interest method, over the remaining lives of the 2004 and 2005 Notes, or upon their earlier conversion. (See "Note 9 to Notes to Consolidated Financial Statements" in our Report on Form 10-KSB for the year ended June 30, 2005.) In comparison, major components of other expense in the quarter ended September 30, 2004 was approximately $69,000 of interest expense on notes payable and lease obligations, and approximately $67,000 of non-cash interest expense that represented the amortization of the intrinsic value of the beneficial conversion feature of the 2004 Note and fair market value allocated to 681,818 warrants related to our 2004 Note. (See "Note 9 to Notes to Consolidated Financial Statements" in our Report on Form 10-KSB for the year ended June 30, 2005.)

For the quarter ended September 30, 2005, we also incurred approximately $27,000 in expense related to the amortization of our deferred finance costs associated with both the 2004 Note and the 2005 Note, whereas for the quarter ended September 30, 2004, we incurred approximately $16,000 in such amortization expense of our deferred finance cost associated with only the 2004 Note.

NET LOSS:

------------------------------------------------------------------------------
                                 THREE MONTHS ENDED
                                    SEPTEMBER 30,            $           %
DOLLARS IN THOUSANDS,          ----------------------   ----------  ----------
ROUNDED TO NEAREST THOUSAND       2005        2004        CHANGE      CHANGE
---------------------------    ----------  ----------   ----------  ----------
Net Loss                       $     (282) $     (830)  $      548         66%
---------------------------    ----------  ----------   ----------  ----------
Percentage of Revenues              (15)%      (191)%
-----------------------------------------------------

We had a net loss of approximately $282,000 and $830,000 for the quarters ended September 30, 2005 and 2004, respectively. The improvement in the net loss between the quarters ended September 30, 2005 and 2004 was approximately $548,000 and is primarily attributable to our significantly increased revenues in the comparable quarters. This increase in revenue was only partially offset by increases in laboratory expenses and cost of goods sold, and selling, general and administrative expenses.

We realized operating income of $50,000 for the quarter ended September 30, 2005, as compared to an operating loss of $680,000 for the quarter ended September 30, 2004. Excluding the effects of the following non-cash items: 1) the amortization of the fair market value of the beneficial conversion feature and warrants of $212,000; 2) the amortization of deferred finance costs on the 2004 Note and 2005 Note of $27,000; and 3) depreciation and amortization of $52,000, we realized earnings of approximately $10,000 for the quarter ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES:

We had net operating income for the quarter ended September 30, 2005, compared to a net operating loss for the quarter ended September 30, 2004, as well as for the fiscal year ended June 30, 2005. Revenue and operating income for the quarter ended September 30, 2005 were higher than in each quarter in the prior fiscal year. Even so, unless revenue continues to increase, we will likely continue to experience net losses and our cash and working capital positions will be adversely impacted. Our operations historically have been funded through revenue generated from operations and from the sale and issuance of our common stock, preferred stock and debt.

At September 30, 2005, our cash and cash equivalents were approximately $652,000, compared to approximately $1,483,000 at June 30, 2005. The decrease in our cash and equivalents for the quarter ended September 30, 2005 is primarily attributable to our financing and investing activities. The most significant component of the decrease was the increase in accounts receivable which was partially offset by our increase in accounts payable. The second most significant component was the reduction of our notes payable as we paid off a note to our former landlord in the amount of $187,000. In addition, we used cash for the purchase of software and hardware associated with our laboratory information system, as well as for other equipment purchases.

At September 30, 2005, we had approximately $1,208,000 in accounts receivable, compared to approximately $608,000 as of June 30, 2005, reflecting the timing of revenues billed and collected, and the significant increase in our revenue. We generally have a high collectibility rate on our accounts receivable, and our allowance for doubtful accounts is only $22,100. Additionally, given the significant increase in our revenue for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004, accounts receivable represented a proportionately smaller percentage of revenue in the current quarter at approximately 66% compared to 79%.

Total liabilities recorded on our balance sheet as of September 30, 2005 were approximately $3,925,000 compared to approximately $3,789,000 as of June 30, 2005. The increase in liabilities was primarily the result of increased business activity resulting in increased accounts payable and advances from clients. During the quarter ended September 30, 2005, notes payable also increased from the amortization of the beneficial conversion features and warrants associated with our two secured convertible notes with Laurus. Significant components of our liabilities include the 2004 and 2005 Notes with Laurus, and, to a lesser degree, our prior borrowings in fiscal 2004 under our $250,000 credit facility with Franklin Funding. As required by U.S. generally accepted accounting principles, the liability we recorded as of September 30, 2005 for the 2004 and 2005 Notes reflected a discount from the face value of the notes by approximately $2,477,000, related to the valuation of the beneficial conversion features and the warrants. During the quarter ended September 30, 2005, Laurus did not convert any of the principal amount due on the 2004 Note and as of September 30, 2005 the remaining principal balance on the 2004 Note was $2,436,400. No amounts of the 2005 Note have been converted, and as of September 30, 2005 the remaining principal balance on the 2005 Note was $1,500,000. Accordingly, if the discount to face value is disregarded, our total liabilities as of September 30, 2005 and June 30, 2005, respectively, would be approximately $6,402,000 and $6,449,000.

At September 30, 2005, we had a working capital deficit of approximately $329,000 compared to a working capital surplus of approximately $308,000 at June 30, 2005. The approximately $637,000 decrease in working capital is attributable to several changes in the components of working capital. Changes providing favorable impact include increases in accounts receivable, along with decreases in accrued liabilities and other notes payable. Changes negatively impacting our working capital since June 30, 2005 include decreases in prepaid expenses, along with increases in our accounts payable, advances from clients and the incremental addition of the current portion of our two secured convertible notes with Laurus. This last component negatively impacting our working capital position reflects the current portion of our two convertible secured notes with Laurus, whereby principal payments are scheduled to begin in June 2006 and August 2006 for our 2004 Note and 2005 Note, respectively.

Since we have not recorded any discounts related to the beneficial conversion features and warrants related to the current portions of our two secured convertible notes with Laurus, our working capital positions at September 30, 2005 and June 30, 2005, respectively, are not effected by the discount balance.

Net cash used in operating activities was approximately $307,000 for the quarter ended September 30, 2005, primarily to fund our increased accounts receivable and other changes in our working capital. For the quarter ended

September 30, 2005, net cash used in operations included the effect of approximately $52,000 in depreciation and amortization and approximately $239,000 related to amortization of the discount and deferred finance costs of the Laurus debt. Our investing activities for the quarter ended September 30, 2005 used approximately $221,000 primarily for the purchase of software and hardware associated with our laboratory information system. Cash flows used in financing activities included approximately $258,000 in payments on notes payable, notes payable to related parties, and payments on capital lease obligations.

As described above, we experienced throughout fiscal 2005 significant net losses and (except for the proceeds from our 2005 Note with Laurus) the degradation of our cash and working capital position from operations. Although we had a degradation of our cash and working capital position during the quarter ended September 30, 2005 this reduction in cash and working capital was smaller than in previous quarters. Any future decrease in revenue would likely adversely affect our financial condition, and require us to seek additional capital. We may not be able to raise sufficient financing, whether debt or equity.

In November 2005, subsequent to the end of the first quarter of fiscal 2006, we obtained a new non-revolving line of credit with Franklin Funding for an aggregate amount of up to $500,000 for equipment financing. The terms of this new line of credit are substantially the same as those under the prior loan and security agreement with Franklin Funding dated August 5, 2003. This line of credit is secured by the equipment and does not impose any financial covenants. All borrowings under the line of credit must be made by May 3, 2006. Borrowings under the line of credit bear interest at a rate of 17.64% per annum and are repayable monthly based on a 36-month amortization schedule, with final payment due on November 3, 2008. As additional consideration for the credit facility, we agreed to grant to the lender stock purchase warrants to purchase up to an aggregate of 50,000 shares of common stock, on the basis of warrants for 5,000 shares for each $50,000 in principal amount borrowed. As of November 7, 2005, we had borrowed $200,000 under this line of credit.

Other than this new non-revolving line of credit with Franklin Funding, we do not have available to us another bank line of credit or other general borrowing facility. In addition, based on the terms of the Laurus debt financing, raising additional capital may be difficult or highly dilutive to existing stockholders.

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

FACTORS THAT MAY AFFECT OPERATING RESULTS

Our operating results and financial condition will fluctuate due to a number of factors, including, but not limited to, the following factors:

o Our business development and marketing efforts and our ability to enter into and build relationships with new clients, and obtain additional projects from existing clients;
o The timing and number of clinical trials by clients, the number of samples submitted to us for testing, and the amount of revenues generated from these tests;
o Our ability to participate in and win bids from RFPs (requests for proposals) for clinical tests;
o Our ability to manage our cash flow, including by managing or reducing our expenses;
o Our ability to raise money from debt or equity financing to help fund cash flows;

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


ITEM 3.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As of the end of the period covered by this Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, management and our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues if any, within a company have been detected.

During the quarterly period covered by this report, there have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. In response to the Sarbanes-Oxley Act of 2002, we are continuing a comprehensive review of our disclosure procedures and internal controls and expect to make minor modifications and enhancements to these controls and procedures.



PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2005, we entered into a Loan and Security Agreement with Franklin Funding, Inc., providing us a non-revolving line of credit of up to $500,000 for equipment financing. In connection with the Loan and Security Agreement, we agreed to grant to Franklin Funding stock purchase warrants to purchase up to 50,000 shares of our common stock, in increments of 5,000 shares, for each $50,000 borrowed, each with an exercise price determined as of the respective date of borrowing. As of November 7, 2005, we have issued to Franklin Funding warrants to purchase 20,000 shares, at an exercise price of $1.17 per share. The warrants were issued in reliance on the statutory exemption from registration provided by Section 4(2) of the Securities Act.


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




Dated:   November 14, 2005          /s/ Ronald R. Helm
                                    ------------------------------
                                    Ronald R. Helm
                                    Chief Executive Officer
                                    (principal executive officer)




                                    /s/ Michael L. Hartzmark
                                    ------------------------------
                                    Michael L. Hartzmark
                                    Interim Chief Financial Officer
                                    (principal financial and accounting officer)