Form 10QSB
period 2005-12-31
PACIFIC BIOMETRICS INC
filed 2006-02-13
CIK 1020475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------


                                   FORM 10-QSB



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period Ended December 31, 2005


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

As of January 31, 2006, the issuer had outstanding 12,881,818 shares of common stock

Transitional Small Business Disclosure Format:                   Yes [_]  No [X]

================================================================================

                            PACIFIC BIOMETRICS, INC.

                              INDEX TO FORM 10-QSB



                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of December 31, 2005
         (unaudited) and June 30, 2005 (audited)............................   3

         Consolidated Statements of Operations for the three- and
         six-month periods ended December 31, 2005 and 2004 (unaudited).....   4

         Consolidated Statements of Cash Flows for the six-month
         periods ended December 31, 2005 and 2004 (unaudited)...............   5

         Condensed Notes to the Consolidated Financial Statements
         (unaudited)........................................................   6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................  13

ITEM 3 - CONTROLS AND PROCEDURES............................................  22


PART II - OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........  22

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............  22

ITEM 5 - OTHER INFORMATION..................................................  23

ITEM 6 - EXHIBITS...........................................................  23

SIGNATURES..................................................................  23

PACIFIC BIOMETRICS, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                                 DECEMBER 31,        JUNE 30,
                                                                                                 ------------------------------
                                       ASSETS                                                        2005              2005
                                                                                                 ------------      ------------
                                                                                                  (unaudited)       (audited)
                                                                                                 ------------------------------
Current assets:
    Cash and cash equivalents                                                                    $    477,914      $  1,438,543
    Accounts receivable, net of allowance for doubtful accounts
                                                                                                    2,206,159           607,867
    Prepaid expenses and other assets                                                                 485,203           603,464
    Deferred financing cost on secured convertible note - current portion                             107,170           107,170
                                                                                                 ------------      ------------
          Total current assets                                                                      3,276,446         2,757,044

Property and equipment, net                                                                           667,588           437,436

Other assets:
    Deferred financing cost on secured convertible note - net of current portion                      179,202           232,787
                                                                                                 ------------      ------------
          Total assets
                                                                                                 $  4,123,236      $  3,427,267
                                                                                                 ============      ============

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                                             $    959,946      $    438,342
    Accrued liabilities                                                                               720,385           846,267
    Advances from clients                                                                             491,757           697,561
    Capital lease obligation - current portion                                                         51,993            51,994
    Secured convertible note - current portion, net of unamortized fair value assigned to beneficial conversion feature and warrants of $0
        $0, respectively                                                                              769,733            83,333
    Other notes payable - current portion                                                              97,616           331,429
                                                                                                 ------------      ------------
          Total current liabilities                                                                 3,091,430         2,448,926


   Capital lease obligations - net of current portion                                                  82,982           108,493
   Secured convertible note - net of current portion, net of unamortized fair value assigned to beneficial conversion feature and warrants of $2,234,738
        $2,659,284, respectively                                                                      931,929         1,193,783
   Other notes payable - net of current portion                                                       196,901            38,148
                                                                                                 ------------      ------------
          Total long-term liabilities                                                               1,211,812         1,340,424
                                                                                                 ------------      ------------
          Total liabilities                                                                         4,303,242         3,789,350
                                                                                                 ------------      ------------

Stockholders' deficit:
    Preferred stock, $0.01 par value, 5,000,000 shares authorized
        Series A preferred stock, 1,550,000 shares designated, 1,550,000 shares issued and
        outstanding, liquidation preference of $2.00 per share, aggregating $3,100,000                 15,500            15,500
    Common stock, $0.01 par value, 30,000,000 shares authorized
        issued and outstanding 12,749,746 shares and 13,325,705, respectively                         305,059           304,985
    Additional paid-in capital                                                                     25,432,944        25,430,844
    Accumulated deficit                                                                           (25,932,086)      (26,111,988)
    Treasury stock                                                                                     (1,423)           (1,423)
                                                                                                 ------------      ------------
          Total stockholders' deficit                                                                (180,006)         (362,083)
                                                                                                 ------------      ------------

          Total liabilities and stockholders' deficit                                            $  4,123,236      $  3,427,267
                                                                                                 ============      ============

              The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                            Three Months Ended               Six Months Ended
                                                               December 31,                    December 31,
                                                      ----------------------------    ----------------------------
                                                          2005            2004            2005            2004
                                                      ------------    ------------    ------------    ------------
Revenue                                               $  3,113,248    $  1,008,755    $  4,947,690    $  1,443,496
                                                      ------------    ------------    ------------    ------------

 Laboratory expenses and cost of sales                   1,464,170         586,227       2,404,930         995,753
                                                      ------------    ------------    ------------    ------------
          Gross Profit                                   1,649,078         422,528       2,542,760         447,743

Operating expenses:
    Research and product development                        11,802          37,095          21,347          43,399
    Selling, general and administrative                    837,158         596,162       1,671,140       1,275,624
                                                      ------------    ------------    ------------    ------------

Operating income (loss)                                    800,118        (210,729)        850,273        (871,280)
                                                      ------------    ------------    ------------    ------------

Other income (expense):
  Interest expense                                        (101,497)        (75,062)       (196,457)       (138,147)
  Amortization of fair value assigned to beneficial
     conversion feature and warrants                      (212,273)        (66,682)       (424,546)       (139,007)
  Amortization of deferred finance costs                   (26,793)        (16,125)        (53,585)        (51,694)
  Interest income                                              455             449           1,947             540
  Other income                                               2,685           5,337           3,503           7,170
  Warrant financing cost                                    (1,232)                         (1,232)
                                                      ------------    ------------    ------------    ------------
                                                          (338,655)       (152,083)       (670,370)       (321,138)

Net income (loss) before tax expense                       461,463        (362,812)        179,903      (1,192,418)
                                                      ------------    ------------    ------------    ------------

Tax expense                                                   --              --              --              --
                                                      ------------    ------------    ------------    ------------

Net income (loss)                                     $    461,463    $   (362,812)   $    179,903    $ (1,192,418)
                                                      ============    ============    ============    ============

Net income (loss) applicable to common stockholders   $    461,463    $   (362,812)   $    179,903    $ (1,192,418)
                                                      ============    ============    ============    ============

Net income (loss) per share:
  Basic earnings (loss) per share                     $       0.04    $      (0.03)   $       0.01    $      (0.10)
                                                      ============    ============    ============    ============
  Diluted earnings (loss) per share                   $       0.03    $      (0.03)   $       0.01    $      (0.10)
                                                      ============    ============    ============    ============

Weighted average common shares outstanding:
  Basic                                                 12,749,746      12,630,217      12,748,143      12,547,852
                                                      ============    ============    ============    ============
  Diluted                                               16,002,531      12,630,217      16,000,928      12,547,852
                                                      ============    ============    ============    ============


        The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                               Six months ended
                                                                                                  December 31,
                                                                                         ------------------------------
                                                                                             2005              2004
                                                                                         ------------      ------------
Cash Flows From Operating Activities:
    Net income (loss)                                                                    $    179,903      $ (1,192,418)

    Reconciliation of net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                           116,253            76,764
      Amortization of fair value assigned to beneficial conversion feature
      and warrants                                                                            424,546           139,007
      Amortization of deferred financing costs on secured convertible note                     53,585           (48,305)
      Common Stock and APIC addition from options exercised                                       548              --
      Warrants issued in conjunction with equipment financing                                   1,232              --
      Compensation expense from fair value adjustment to options                                  395               283
      Changes in assets and liabilities:
         Accounts receivable, net                                                          (1,598,292)         (455,229)
         Prepaid expenses and other assets                                                    118,260           (77,831)
         Advances from clients                                                               (205,804)          397,491
         Accounts payable                                                                     489,651          (164,087)
         Accrued liabilities                                                                 (125,882)          143,780
                                                                                         ------------      ------------
          Net cash used in operating activities                                              (545,605)       (1,180,545)
                                                                                         ------------      ------------
Cash Flows From Investing Activities:
    Purchases of capital equipment                                                           (314,452)         (104,950)
                                                                                         ------------      ------------
          Net cash used in investing activities                                              (314,452)         (104,950)
                                                                                         ------------      ------------
Cash Flows From Financing Activities:
    Payments on notes payable                                                                 (75,061)         (174,801)
    Payments on notes payable to related parties                                                 --             (22,183)
    Transfer to restricted cash                                                                  --                (197)
    Payments on capital lease obligations                                                     (25,512)          (23,677)
                                                                                         ------------      ------------
          Net cash used in financing activities                                              (100,574)         (220,858)
                                                                                         ------------      ------------

Net decrease in cash and cash equivalents                                                    (960,631)       (1,506,353)
Cash and cash equivalents, beginning of period                                              1,438,543         2,941,014
                                                                                         ------------      ------------

Cash and cash equivalents, end of period                                                 $    477,914      $  1,434,661
                                                                                         ============      ============

Cash paid during the period for interest                                                 $    190,735      $     73,007
                                                                                         ============      ============

Cash paid during the period for income taxes                                             $       --        $       --
                                                                                         ============      ============


Non-Cash Investing and Financing Activities:
      Proceeds from exercise of stock options and warrants                               $        474      $       --
      Shares released from escrow under restructure agreement with prior landlord        $    542,400      $       --
         Warrants issued in conjunction with equipment financing                         $      1,232
          Common stock issued upon conversion of principal on Laurus                     $       --        $     35,000

          Common stock issued as compensation of R&D costs related to Utek Agreement     $       --        $    120,000


           The accompanying condensed notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       ORGANIZATION AND BASIS OF PRESENTATION

Pacific Biometrics, Inc., a Delaware corporation ("PBI" or the "Company"), provides specialty central laboratory services to the pharmaceutical and diagnostics industries. The Company was incorporated in Delaware in May 1996. The Company conducts its business primarily through its wholly owned subsidiary, Pacific Biometrics, Inc., a Washington corporation ("PBI-WA"). The Company's two other wholly owned subsidiaries are PBI Technology, Inc., a Washington corporation ("PBI Tech"), and BioQuant, Inc., a Michigan corporation. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods. Operating results for the three- and six-month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited financial statements and related condensed notes should be read in conjunction with the audited financial statements and notes thereto, for its fiscal year ended June 30, 2005, as previously reported in the Company's annual report on Form 10-KSB.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), "Accounting for Stock Based Compensations" (SFAS 123R) This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has adopted SFAS No. 123(R) and will recognize the effect for employee stock compensation during fiscal year 2006 in accordance with SFAS No. 123(R) beginning with the quarter ending March 31, 2006.

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS, No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its consolidated financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management does not believe the adoption of this statement will have any immediate material impact as the Company carries no inventory.

In May 2003, the Financial Account Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Accounting Standards no. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. The Company has determined that there was no impact from the adoption of this statement.

STOCK-BASED COMPENSATION

The Company applies APB Opinion 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations in accounting for its stock-based employee compensation plan. The Company has adopted the disclosure-only provisions of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." For the three- and six-month periods ended December 31, 2005, the Company granted 0 and 285,000, respectively, of incentive-based stock options under incentive compensation plans. Had compensation cost been determined based on the fair value of stock options granted in a manner consistent with the method promulgated by SFAS No. 123, the Company's net loss and loss per share would have been changed to the pro forma amounts below for the three- and six-month periods ended December 31:

                                                              Three months                        Six months
                                                            ended December 31,                 ended December 31,
                                                          2005             2004              2005             2004
                                                      ------------     ------------      ------------     ------------
     Net income (loss) as reported                    $    461,463     $   (362,812)     $    179,903     $ (1,192,418)
     Add: Total stock-based employee compensation
          awards, net of related tax benefit                  --            (84,596)           (9,900)         (86,647)
                                                      ------------     ------------      ------------     ------------
     Pro forma net income (loss)                      $    461,463     $   (447,408)     $    170,003     $ (1,279,065)
                                                      ============     ============      ============     ============
     Net loss per share:
          Basic - as reported                         $       0.04     $      (0.04)     $       0.01     $      (0.10)
                                                      ============     ============      ============     ============
          Diluted - as reported                       $       0.03     $      (0.04)     $       0.01     $      (0.10)
                                                      ============     ============      ============     ============
          Basic - pro forma                           $       0.04     $      (0.04)     $       0.01     $      (0.10)
                                                      ============     ============      ============     ============
          Diluted - pro forma                         $       0.03     $      (0.04)     $       0.01     $      (0.10)
                                                      ============     ============      ============     ============

To estimate compensation expense, the Company uses the Black-Scholes option-pricing model and assumptions deemed reasonable by management. The options are valued as of the date of grant. The following assumptions were used to compute the fair value of option grants for the three-month periods ended December 31:

                                             2005                    2004
                                             ----                    ----
        Expected volatility                 87.86%                  141.05%
        Expected dividend yield              0.00%                   0.00%
        Risk-free interest rate              4.39%                   4.16%
        Expected life                      10 years                10 years

BENEFICIAL CONVERSION FEATURE

In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 98-5 and FASB EITF No. 00-27, using the relative fair value method of Accounting Principles Board Opinion 14 ("APB 14"), the Company recorded a beneficial conversion feature (BCF) related to the issuance of convertible debt that has conversion features at fixed rates that were in-the-money when issued and recorded the value allocated to warrants issued with those instruments. The BCF for the convertible debt and for the value allocated to warrants are measured and recognized by allocating a portion of the proceeds to additional paid-in capital with an offset to the discount on the convertible debt.

For convertible debt and related warrants, the recorded discount is amortized as interest expense using the straight line interest method over the life of the debt.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding in-the-money stock options that have vested or will vest within 60 days of December 31, 2005 (or March 1, 2006) and in-the-money warrants using the "treasury stock" method and the effect of preferred stock on an as-converted basis. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding and does not include the effect of dilution from outstanding in-the-money stock options that have vested or will vest within 60 days of December 31, 2005 and in-the-money warrants using the "treasury stock" method and the effect of preferred stock on an as-converted basis. All per share calculations exclude treasury shares and shares held in trust as security for a note payable.

Due to the Company's net earnings for the three- and six-month periods ended December 31, 2005, common stock equivalents related to the Company's: a) in-the-money, vested options, b) in-the-money warrants, and c) convertible preferred stock were used in the computation of diluted earnings per share. Due to the Company's net loss per share for the three- and six-month periods ended December 31, 2004, the Company's common stock equivalents were not used because the effect would be anti-dilutive. As of December 31, 2005, the Company's common stock equivalents included: a) in-the-money, vested options to purchase 1,145,391 shares of common stock; b) in-the-money warrants to purchase 1,590,727 shares of common stock; and c) 1,550,000 shares of Series A preferred stock convertible into 516,667 shares of common stock. As of December 31, 2004, the Company's common stock equivalents included: a) in-the-money, vested options to purchase 727,454 shares of common stock; b) in-the-money warrants to purchase 590,727 shares of common stock; and c) 1,550,000 shares of Series A preferred stock convertible into 516,667 shares of common stock.

Components of basic and diluted earnings (loss) per share were as follows for the three- and six-month periods ended December 31:

                                                        Three months ended                 Six months ended
                                                           December 31,                       December 31,
                                                  -----------------------------      -----------------------------
                                                      2005             2004              2005             2004
                                                  ------------     ------------      ------------     ------------
Net income (loss) (A)                             $    461,463     $   (362,812)     $    179,903     $ (1,192,418)

Net income (loss) applicable to common
         stockholders (B)                         $    461,463     $   (362,812)     $    179,903     $   (695,621)
                                                  ============     ============      ============     ============

Weighted average number of outstanding shares
         of common stock (C)                        12,749,746       12,630,217        12,748,143       12,547,852
                                                  ============     ============      ============     ============

Weighted average number of outstanding shares
         of common stock and common stock
         equivalents (D)                            16,002,531       12,630,217        16,000,928       12,547,852
                                                  ============     ============      ============     ============

Income (loss) per share:
         Basic (B/C)                              $       0.04     $      (0.03)     $       0.01     $      (0.10)
                                                  ============     ============      ============     ============
         Diluted (A/D)                            $       0.03     $      (0.03)     $       0.01     $      (0.10)
                                                  ============     ============      ============     ============

DEFERRED FINANCE COSTS

In conjunction with the Company's $2.5 million and $1.5 million secured convertible note financings that closed on May 28, 2004 and January 31, 2005, respectively with Laurus Master Fund, Ltd., a New York City based investment fund ("Laurus"), the Company paid various fees and expenses totaling $461,500, which are being amortized to other expenses at the rate of $26,793 per quarter over the 48-month life of the notes. As of December 31, 2005 and 2004, there were unamortized balances of $286,372 and $236,431, respectively.

3.       GOING CONCERN AND MANAGEMENT'S PLANS

The Company had net income for the three- and six-month periods ended December 31, 2005 and net losses for the fiscal year ended June 30, 2005. The Company has historically experienced recurring losses from operations and has had cash flow shortages. While the Company currently has a positive working capital position of $185,016 at December 31, 2005, it had significant amounts of debt, including two secured convertible notes and other notes payable of $1,996,179 and other liabilities of $2,307,063 and stockholders' deficit of $180,006. If the beneficial conversion feature of the secured convertible note of $2,234,738 were included, total liabilities at December 31, 2005 would equal $6,537,980 and stockholders' deficit would be $180,006. Historically, the Company has had deficiencies in working capital and stockholders' equity and has had significant amounts of current and past due debt and payables. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On a going forward basis, the Company's strategy is to meet the needs for outsourcing by pharmaceutical, biotechnology, and diagnostic companies and other central laboratories, and to assist in enhancing the drug and diagnostic development processes by developing and delivering innovative services that apply science and technology in the provision of high quality service within the Company's areas of specialty.

The Company's primary business strategy is to continue its focus on providing high quality specialty central laboratory services in its core areas, including cardiovascular disease, metabolic diseases and bone and joint diseases. The Company is pursuing other strategies identified below to further its business. Because of the significant expense associated with some of these strategies, the Company may not pursue some of these strategies unless its revenue increases significantly or it is able to raise equity or debt financing to adequately fund these strategies. There can be no assurance that the Company will pursue any or all of the strategies below or, if pursued, that any of such strategies will be successful.

LABORATORY AUTOMATION, INFORMATION TECHNOLOGY AND BACK-UP SYSTEMS

The Company is currently focusing a significant proportion of its capital expenditures and investments in laboratory automation, information technology systems and back-up systems. During the fourth quarter of fiscal 2005 and the first half of fiscal 2006, the Company invested in its laboratory information system, including the initial stages of the implementation of the ClinAxys II Laboratory Information System. The installation of this new system should streamline and improve the Company's project and data management capabilities. Throughout fiscal 2006, the Company anticipates it will continue to invest in the improvement of its information systems and the Company believes capital improvements in these areas are important to meet the changing demands of drug development by improving and facilitating its data reporting, testing capacity and the overall service to and communications with its clients.

In fiscal 2006, to provide the Company's clients with the confidence that it can minimize the impact of local power outages, it anticipates investing in redundant or back-up systems. In fiscal 2005 the Company acquired and during the first quarter of 2006 has begun the use of a back-up electrical generator. In addition, the Company anticipates adding redundant or back-up CO2 systems for its individual freezers to protect samples stored in those freezers.

DIVERSIFY CLIENT BASE

Another of the Company's goals is to continue to diversify its client base. In fiscal 2005, the Company adopted a new corporate visual identity and is integrating this with all of its marketing efforts and advertising. The Company has also increased its visibility at industry trade shows and in industry publications through print advertisements and publicity campaigns.

INCREASE SPECIALTY AREAS

In addition to its core specialties of cardiovascular disease and bone and joint diseases, the Company's goal is to further expand its specialty laboratory expertise within related areas where it believes it has a competitive advantage of existing in-depth expertise. These areas include diabetes, obesity, metabolic syndrome, rheumatoid and osteoarthritis, inflammatory diseases and certain aspects of oncology.

CREATE GLOBAL CENTRAL LABORATORY

The Company believes that in the central laboratory services business it is important to provide a broad geographic base as most clinical drug development programs are global. Through partnering with a major central laboratory with a large established client base and existing infrastructure for managing clinical studies globally, the Company believes that it can compete with other central laboratories that have offices, monitoring sites and laboratories in many countries around the globe. This partnership will provide the unique advantage of combining both scope and depth in quality specialty testing service. In fiscal 2005, the Company entered into a joint marketing arrangement with Quintiles Transnational and in fiscal 2006 the Company expects to build on this relationship by expanding joint business development efforts and implementing operational integration in certain areas that will lead to streamlined services.

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

Even after the aforementioned steps, the Company still has a significant amount of debt that needs to be serviced, as well as fluctuating revenues. The Company will continue to review its operating and financial requirements and attempt to reduce and service outstanding debt with cash generated from its operations, with stock, and/or from the sale or licensing of its technology assets. Management believes that these funding and debt reduction efforts will succeed. Nevertheless, the Company may not be successful in these efforts and may have to seek protection from creditors under the bankruptcy laws.

These financial statements have been prepared on a going concern basis and no potential adjustments have been recorded that may be required as a result of a potential inability to continue as a going concern.

4.       CONCENTRATION OF CREDIT RISK

The largest client in the quarter ended December 31, 2005 individually accounted for approximately 35% and 38% of the Company's total revenue in quarters ended December 31, 2005 and 2004, respectively. The largest client for the six months ended December 31, 2005 individually accounted for approximately 35% and 33% of the Company's total revenue for the six months ended December 31, 2005 and 2004, respectively. Revenue from the Company's five largest clients represented approximately 82% and 79% of total revenue in the quarters ended December 31, 2005 and 2004, respectively. Revenue from the Company's five largest clients, which are large, multi-national pharmaceutical firms and global central laboratories, represented approximately 75% and 66% of total revenue for the six months ended December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, respectively, approximately 52% and 42% of the Company's accounts receivable balance was from the two largest clients at that time. Management believes that all of these accounts are collectable.

The Company maintains its cash in two commercial accounts at major financial institutions. Although the financial institutions are considered creditworthy and have not experienced any losses on their deposits, at December 31, 2005, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $377,914

5.       RELATED PARTY TRANSACTIONS

There have been no related party transactions during the first or second quarters of fiscal 2006. In fiscal 2005, during the six months ended December 31, 2004, the Company purchased certain computer equipment and other furniture and equipment from Saigene Corporation, a related party. The property and equipment was valued at $73,585 and the Company paid $15,000 in cash and recorded an account payable to Saigene of $58,585. The Company also entered into an office sharing agreement for Saigene to use some of the Company's office space. For each month of that office-sharing agreement, the $58,585 payable to Saigene was reduced at a (non-cash) rate of $1,540 per month. At June 30, 2005 the balance due to Saigene was $0.

6.       EQUIPMENT FINANCING

On November 3, 2005, the Company entered into a Loan and Security Agreement with Franklin Funding, Inc., providing for a non-revolving line of credit of up to $500,000 for equipment financing collateralized by the equipment. In connection with the Loan and Security Agreement, the Company agreed to grant to Franklin Funding stock purchase warrants to purchase up to 50,000 shares of the Company's common stock, in increments of 5,000 shares, for each $50,000 borrowed, each with an exercise price determined as of the respective date of borrowing and expiration date of 10 years. Through December 31, 2005, the Company has borrowed $250,000 under this equipment line of credit and issued to Franklin Funding warrants to purchase 25,000 shares, at an exercise price of $1.17 per share. As of December 31, 2005, the Company had not received $50,000 borrowed under this equipment line of credit As of December 31, 2005, the Company recognized expenses of $1,232 related to the grant of the warrants.

7.       SUBSEQUENT EVENTS

During January 2006, the Company borrowed an additional $100,000 from Franklin Funding in January 2006 and issued an additional 10,000 warrants to Franklin Funding per the terms of the loan and security agreement.

During January 2006 Laurus converted an additional $53,000 of the principal amount due on the 2004 Note into 50,000 shares and through February 10, 2006, Laurus converted an additional $63,600 of the principal amount due on the 2004
Note into 60,000 shares of the Company's common stock, leaving a remaining principal balance on the 2004 Note of $2,319,800. No amounts of the 2005 Note have been converted, and through February 10, 2006, the remaining principal balance on the 2005 Note is $1,500,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INVESTORS SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED CONDENSED NOTES IN THIS FORM 10-QSB, OUR FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2005 AND OUR AUDITED FINANCIAL STATEMENTS AND RELATED NOTES FOR THE FISCAL YEAR ENDED JUNE 30, 2005, INCLUDED IN OUR ANNUAL REPORT ON FORM 10-KSB.

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

THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AND IN THE SECTION CAPTIONED "FACTORS THAT MAY AFFECT OPERATING RESULTS," AND AS DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 2005, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE CONCENTRATION OF BUSINESS WITH LARGE CLIENTS, THE ABILITY TO DEVELOP NEW TECHNOLOGY AND INTRODUCE NEW PRODUCTS, COMPETITION, FLUCTUATIONS IN GENERAL ECONOMIC CONDITIONS, THE RISK OF BANKRUPTCY, AND CHANGES IN POLICIES BY REGULATORY AGENCIES. FOR ADDITIONAL FACTORS THAT CAN AFFECT THESE FORWARD-LOOKING STATEMENTS, SEE THE "RISK FACTORS" SECTION WITHIN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDING JUNE 30, 2005, AND IN OUR REGISTRATION STATEMENTS ON FORM SB-2. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT SPEAK ONLY AS OF THE DATE HEREOF. WE CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. WE EXPRESSLY DISCLAIM ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT TO REFLECT ANY CHANGE IN MANAGEMENT'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

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

RESULTS OF OPERATIONS FOR THREE-MONTH AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004

REVENUE:

-----------------------  --------------------------------------------------------------------------------------
                          THREE MONTHS ENDED                            SIX MONTHS ENDED
DOLLARS IN THOUSANDS,        DECEMBER 31,          $         %            DECEMBER 31,          $         %
ROUNDED TO NEAREST       --------   --------   --------   --------    --------   --------   --------   --------
THOUSAND                   2005       2004      Change     Change       2005       2004      Change     Change
-----------------------  --------   --------   --------   --------    --------   --------   --------   --------
REVENUE                  $  3,113   $  1,009   $  2,104        309%   $  4,948   $  1,443   $  3,505        343%
-----------------------  --------   --------   --------   --------    --------   --------   --------   --------

Our revenue is generated from clinical trials and diagnostic testing services. Our revenue increased to $3,113,000 from $1,009,000 or approximately 309% between the comparable quarters ended December 31, 2005 and 2004, respectively. This was the result of an increase in the size and number of clinical trials testing services we performed. This increase reflects the continuing significant increases in revenue and open work orders we have been experiencing over four of the past five quarters. For the comparable six months ended December 31, 2005 and 2004, our revenue increased to $4,948,000 from $1,443,000 or approximately 343%. This also was the result of an increase in the size and number of clinical trials testing services we performed.

Our quarterly fluctuations in total revenue are often explained by changes in the testing and open work orders from our historically largest clients. This is the result of prior work orders having been completed, clinical studies having ended or clinical studies having been terminated early. In particular, our recent fluctuations in revenue can be partially explained by the testing requirements and open work orders of our top five clients. For the three- and six-month periods ended December 31, 2005, our current largest client accounted for 35% and 35% of our total revenue, compared to approximately 38% and 33%, respectively, for the three- and six-month periods ended December 31, 2004. We have been making efforts to diversify our client base, however, we expect to remain substantially dependent on our top five clients for a significant portion of our revenue, and as such, a decline or increase in the volume of services performed for any one or more of these clients will continue to have a significant impact on our revenue. The concentration of credit risk is described above in Note 4 to our unaudited consolidated financial statements.

During the three- and six-months ended December 31, 2005, revenue generated from clinical trials testing services accounted for approximately 78% and 70%, respectively of our total revenue as compared to 60% and 51%, respectively, during the quarter and six months ended December 31, 2004. During the three- and six-month periods ended December 31, 2005, revenue generated from diagnostic services and trial services accounted for approximately 3% and 7%, respectively of our total revenue as compared to 14% and 20%, respectively, during the quarter and six months ended December 31, 2004. During the three- and six-month periods ended December 31, 2005, revenue generated from referral sources accounted for approximately 19% and 23%, respectively of our total revenues as compared to 24% and 22%, respectively, during the quarter and six months ended December 31, 2004.

LABORATORY EXPENSE AND COST OF GOODS SOLD:

-----------------------  --------------------------------------------------------------------------------------
                          THREE MONTHS ENDED                            SIX MONTHS ENDED
DOLLARS IN THOUSANDS,        DECEMBER 31,          $         %            DECEMBER 31,          $         %
ROUNDED TO NEAREST       --------   --------   --------   --------    --------   --------   --------   --------
THOUSAND                   2005       2004      Change     Change       2005       2004      Change     Change
-----------------------  --------   --------   --------   --------    --------   --------   --------   --------
LABORATORY EXPENSES AND
COST OF GOODS SOLD       $  1,464   $    586   $    878       250%    $  2,405   $    996   $  1,409       242%
-----------------------  --------   --------   --------   --------    --------   --------   --------   --------

PERCENTAGE OF REVENUE         47%        58%                               49%        69%
-----------------------  --------   --------                          --------   --------

Laboratory expense and cost of goods sold consist primarily of payment of salaries and related benefits to employees performing analysis of clinical trial samples, the cost of supplies for analysis of clinical trial samples, payments to subcontractors of laboratory services, and other expenses such as business and occupation taxes. For the comparable quarters ended December 31, 2005 and 2004, laboratory expenses and cost of goods sold increased approximately 250% to $1,464,000 from $586,000, respectively, and as a percentage of revenue, decreased to approximately 47% from approximately 58%. The relative decrease in laboratory expense and cost of goods sold as a percentage of revenue was primarily the result of the significant increase in revenue over the comparable period and the fixed components of laboratory expense and cost of goods sold.

For the comparable six-month periods ended December 31, 2005 and 2004, laboratory expenses and cost of goods sold increased approximately 242% to $2,405,000 from $996,000, respectively, and as a percentage of revenue, decreased to approximately 49% from approximately 69%. The relative decrease in laboratory expense and cost of goods sold as a percentage of revenue was primarily the result of the significant increase in revenue over the comparable period and the fixed components of laboratory expense and cost of goods sold.

The largest component increase in laboratory expense and costs of goods sold was the 363% increase in lab supplies to approximately $663,000 from $195,000 for the quarters ended December 31, 2005 and 2004, respectively. Lab supplies represented approximately 45% and 33% of laboratory expense and cost of goods sold for the quarters ended December 31, 2005 and 2004, respectively. The increase in lab supplies between the comparable quarters is the result of the increase in clinical and diagnostic testing services we provided to our clients. Lab supplies expense increased 363% to approximately $957,000 from $264,000 for the six-month period ended December 31, 2005 and 2004, respectively. Lab supplies represented approximately 40% and 26% of laboratory expense and cost of goods sold for the six-month period ended December 31, 2005 and 2004, respectively. The increase in lab supplies between the comparable six-month periods is the result of the increase in clinical and diagnostic testing services we provided to our clients.

Salaries and related benefits for our employees performing analysis of clinical trials and diagnostic samples rose 207% to approximately $460,000 from $222,000 for the quarters ended December 31, 2005 and 2004, respectively. Salaries and related benefits accounted for approximately 31% and 38% of total laboratory expense and cost of goods sold for the quarters ended December 31, 2005 and 2004, respectively. Salaries and related benefits rose

193% to approximately $809,000 from $420,000 for the six-month period ended December 31, 2005 and 2004, respectively. Salaries and related benefits accounted for approximately 34% and 42% of total laboratory expense and cost of goods sold for the six-month periods ended December 31, 2005 and 2004, respectively. The significant increase in salaries and benefits is due to increased hiring of laboratory personnel related to the increase in our business activity. On December 31, 2005 we had 32 FTE in our laboratory services. This compares to 20 FTE on December 31, 2004.

For the quarter and six months ended December 31, 2005, we incurred computer consulting expenses of approximately $76,000 and $121,000, respectively, in connection with initial stages of implementation of our new ClinAxys II Laboratory Information System, and recruiting expenses of approximately $0 and $23,000, respectively. We had no comparable expenses during the quarter and six months ended December 31, 2004. We anticipate that we will incur additional computer consulting expense during the remainder of fiscal 2006 as we complete the implementation of our new laboratory information system.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

-----------------------  --------------------------------------------------------------------------------------
                          THREE MONTHS ENDED                            SIX MONTHS ENDED
DOLLARS IN THOUSANDS,        DECEMBER 31,          $         %            DECEMBER 31,          $         %
ROUNDED TO NEAREST       --------   --------   --------   --------    --------   --------   --------   --------
THOUSAND                   2005       2004      Change     Change       2005       2004      Change     Change
-----------------------  --------   --------   --------   --------    --------   --------   --------   --------
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE   $    837   $    596   $    241       140%    $  1,671   $  1,276   $    395       131%
-----------------------  --------   --------   --------   --------    --------   --------   --------   --------

PERCENTAGE OF REVENUE         27%        59%                               34%        88%
-----------------------  --------   --------                          --------   --------

Our selling, general and administrative expense consists primarily of compensation for our executive officers, board members and other selling, general and administrative personnel, legal and accounting fees, and payments under consulting arrangements. Selling, general and administrative expense increased 140% to approximately $837,000 from $596,000 for the quarters ended December 31, 2005 and 2004, respectively. As a percentage of revenue, selling, general and administrative expense was 27% and 59%, respectively, for the quarters ended December 31, 2005 and 2004.

The 140% increase in selling, general and administrative expense was primarily the result of a 137% increase to approximately $488,000 from $356,000 in overall salaries, commissions, consulting fees, board fees and related benefits for the quarters ended December 31, 2005 and 2004, respectively. This increase was greatest for laboratory administration (increased from $139,000 to $233,000 for the three months ended December 31, 2004 and 2005, respectively) and laboratory sales (increased from $92,000 to $155,000 for the three months ended December 31, 2004 and 2005, respectively). This increase in expense was primarily due to added staff.

Selling, general and administrative expense increased 131% to approximately $1,671,000 from $1,276,000 for the six-month periods ended December 31, 2005 and 2004, respectively. As a percentage of revenue, selling, general and administrative expense was 34% and 88%, respectively, for the six-month periods ended December 31, 2005 and 2004.

The 131% increase in selling, general and administrative expense was primarily the result of a 139% increase to approximately $979,000 from $705,000 in overall salaries, commissions, consulting fees, board fees and related benefits for the six-month periods ended December 31, 2005 and 2004, respectively. This increase was greatest for laboratory administration (increased from $258,000 to $446,000 for the six months ended December 31, 2004 and 2005, respectively) and laboratory sales (increased from $191,000 to $242,000 for the six months ended December 31, 2004 and 2005, respectively). This increase in expense was primarily due to added staff.

Offsetting this increase was an 18% reduction to approximately $304,000 from $372,000 in legal, accounting, printing and general public company costs for the six months ended December 31, 2005 and 2004, respectively. During the six months ended December 31, 2004 as compared to the six months ended December 31, 2005 we incurred higher legal fees and accounting expenses that were primarily the result of work on our two resale registration statements during the six months ended December 31, 2004. Those two registration statements were declared effective on September 28, 2004. We had no significant registration expense for the six months ended December 31, 2005.

Selling, general and administrative expenses also include compensation expense or income resulting from the May 2002 repricing of all then-outstanding stock options to the then-current market price of $0.06. To adjust these options to fair market value, we recognized income (expense) of approximately $283 and $(2,259) for the six months ended December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, respectively, 0 and 7,902 repriced options remained outstanding. (See "Note 12 to Notes to Consolidated Financial Statements" in our Report on Form 10-KSB for the year ended June 30, 2005). The Company will no longer recognize compensation expense or income in the future on the repriced stock options since all outstanding repriced stock options have been exercised or have expired.

RESEARCH AND PRODUCT DEVELOPMENT:

-----------------------  --------------------------------------------------------------------------------------
                          THREE MONTHS ENDED                            SIX MONTHS ENDED
DOLLARS IN THOUSANDS,        DECEMBER 31,          $         %            DECEMBER 31,          $         %
ROUNDED TO NEAREST       --------   --------   --------   --------    --------   --------   --------   --------
THOUSAND                   2005       2004      Change     Change       2005       2004      Change     Change
-----------------------  --------   --------   --------   --------    --------   --------   --------   --------
RESEARCH AND PRODUCT
DEVELOPMENT              $     12   $     37   $    (25)     (68)%    $     21   $     43   $    (22)     (51)%
-----------------------  --------   --------   --------   --------    --------   --------   --------   --------

PERCENTAGE OF REVENUE          0%         4%                                0%         3%
-----------------------  --------   --------                          --------   --------

Research and product development expenses consist mainly of our expenditures incurred in connection with development of our OsteoPatch, SalivaSac, LIDA and cell viability technology held in our subsidiary PBI Technology. For the comparable quarters ended December 31, 2005 and 2004, research and product development expenses decreased 68% to approximately $12,000 from $37,000. For the comparable six-month periods ended December 31, 2005 and 2004, research and product development expenses decreased 51% to approximately $21,000 from $43,000. The decrease in research and development expenses for the comparable periods of fiscal 2006 over fiscal 2005 is due to the termination of our agreement with Utek, which was terminated as of June 23, 2005. For both the quarter and six months ended December 31, 2004, we incurred $30,000 in non-cash compensation costs associated with our agreement with Utek.

We anticipate that we will continue to incur relatively small research and development expenses. However, if we are unable to increase revenues or raise additional funding to continue to fund our existing research and development efforts, we might seek to further reduce our research and development efforts and expenses.

OTHER EXPENSE:

-----------------------  --------------------------------------------------------------------------------------
                          THREE MONTHS ENDED                            SIX MONTHS ENDED
DOLLARS IN THOUSANDS,        DECEMBER 31,          $         %            DECEMBER 31,          $         %
ROUNDED TO NEAREST       --------   --------   --------   --------    --------   --------   --------   --------
THOUSAND                   2005       2004      Change     Change       2005       2004      Change     Change
-----------------------  --------   --------   --------   --------    --------   --------   --------   --------
OTHER EXPENSE            $    339   $    152   $    187       223%    $    670   $    321   $    349       209%
-----------------------  --------   --------   --------   --------    --------   --------   --------   --------

PERCENTAGE OF REVENUE         11%        15%                               14%        22%
-----------------------  --------   --------                          --------   --------

Total other expense increased 223% or approximately $187,000 to $339,000 from $152,000 during the quarters ended December 31, 2005 and 2004, respectively. Total other expense increased 209% or approximately $349,000 to $670,000 from $321,000 during the six months ended December 31, 2005 and 2004, respectively.

A major component of other expense in the quarter and six months ended December 31, 2005 was approximately $84,000 and $191,000, respectively of cash interest expense on notes payable and lease obligations. We also incurred approximately $212,000 and $425,000, respectively of non-cash interest expense that represented the amortization of the intrinsic value of the beneficial conversion features of the two secured convertible notes and fair market value allocated to 2,207,905 warrants related to our two secured convertible notes with Laurus in May 2004 and January 2005 (respectively, the "2004 Note" and "2005 Note"). As of December 31, 2005 $2,235,000 remained unamortized and will be amortized, using the straight-line interest method, over the remaining lives of the 2004 and 2005 Notes, or upon their earlier conversion. (See "Note 9 to Notes to Consolidated Financial Statements" in our Report on Form 10-KSB for the year ended June 30,
2005). In comparison, major components of other expense in the quarter and six months ended December 31, 2004 was approximately $18,000 and $73,000, respectively of cash interest expense on notes payable and lease obligations, and approximately $67,000 and $139,000, respectively of non-cash interest expense that represented the amortization of the intrinsic value of the beneficial conversion features of the 2004 Note and fair market value allocated to 681,818 warrants related to our 2004 Note. (See "Note 9 to Notes to Consolidated Financial Statements" in our Report on Form 10-KSB for the year ended June 30, 2005).

For the quarter and six months ended December 31, 2005, we also incurred approximately $27,000 and $54,000, respectively in expense related to the amortization of our deferred finance cost associated with both the 2004 Note and the 2005 Note, whereas for the quarter and six months ended December 31, 2004, we incurred approximately $16,000 and $53,000, respectively in such amortization expense of our deferred finance cost associated with the only the 2004 Note.

NET INCOME (LOSS):

-----------------------  --------------------------------------------------------------------------------------
                          THREE MONTHS ENDED                            SIX MONTHS ENDED
DOLLARS IN THOUSANDS,        DECEMBER 31,          $         %            DECEMBER 31,          $         %
ROUNDED TO NEAREST       --------   --------   --------   --------    --------   --------   --------   --------
THOUSAND                   2005       2004      Change     Change       2005       2004      Change     Change
-----------------------  --------   --------   --------   --------    --------   --------   --------   --------
NET INCOME (LOSS)        $    461   $   (363)  $    824       227%    $    180   $ (1,192)  $  1,372       115%
-----------------------  --------   --------   --------   --------    --------   --------   --------   --------

PERCENTAGE OF REVENUE         15%      (36)%                                4%      (83)%
-----------------------  --------   --------                          --------   --------

We had net income of approximately $461,000 for the quarter ended December 31, 2005 compared to a net loss of approximately $363,000 for the quarter ended December 31, 2004. This difference between the net income and net loss for the quarters was primarily attributable to our significantly increased revenue and percentage of gross profits in the comparable quarters. The increase in gross margin was offset partially by the increase in selling, general and administrative expenses and the increase in other expense discussed above.

We had net income of approximately $180,000 for the six-month period ended December 31, 2005 compared to a net loss of approximately $1,192,000 for the six-month period ended December 31, 2004. This difference between the net income and net loss was primarily attributable to our significantly increased revenue and percentage of gross profit in the comparable six-month periods and the increased interest expense related to the 2004 Note with Laurus. These additional expenses were only partially offset by decreases in research and product development expenses discussed above.

We realized operating income of approximately $800,000 and $850,000, respectively for the quarter and six months ended December 31, 2005, as compared to operating losses of approximately $211,000 and $871,000 for the three- and six-month periods ended December 31, 2004.

Excluding the effects of the following non-cash items: 1) the amortization of the fair market value of the beneficial conversion feature and warrants of approximately $212,000 and $425,000, respectively; 2) the amortization of deferred finance costs on the 2004 Note and 2005 Note of approximately $27,000 and $54,000, respectively; and 3) depreciation and amortization of approximately $64,000 and $116,000, respectively, we realized earnings of approximately $766,000 and $775,000, respectively for the quarter and six months ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES:

We had net operating income for the six-month period ended December 31, 2005 and a net loss for the fiscal year ended June 30, 2005. Revenue for the six-month period ended December 31, 2005 was significantly higher than revenue in the comparable prior fiscal periods. Revenue for our fiscal year ended June 30, 2005 was significantly lower than revenue in the comparable prior fiscal year periods, although we saw improvements in revenue during the second and third quarters of the 2005 fiscal year that has continued during the first and second quarters of the 2006 fiscal year. Should revenue continue to increase, we will possibly avoid our previous experience of significant losses and adverse effects on our cash and working capital positions. Our operations historically have been funded through revenue generated from operations and from the sale and issuance of our common stock, preferred stock and debt.

At December 31, 2005, our cash and cash equivalents were approximately $478,000, compared to approximately $1,439,000 at June 30, 2005. In addition, at December 31, 2005, we had working capital of approximately $185,000, compared to working capital of approximately $308,000 at June 30, 2005. The decreases in cash, cash equivalents and working capital are attributable to several changes in the balance sheet components. Changes providing favorable impact include an increase in accounts receivable and decreases in accrued liabilities, advances from customers, and other notes payable - current portion. The decrease in our working capital, cash and equivalents is primarily attributable to our build up in accounts receivable, net of a relatively smaller increase in accounts payable. To a lesser degree the net decrease in our working capital, cash and cash equivalents is the result of 1) certain payments made on our notes payable
2) decrease in accrued liabilities, 3) decrease in advance payments from customers, and 4) payments we made for capital expenditures.

At December 31, 2005, we had approximately $2,206,000 in accounts receivable, compared to approximately $608,000 as of June 30, 2005, reflecting the timing of revenues billed and collected. We generally have a high collectibility rate on our accounts receivable, and our allowance for doubtful accounts is only $32,100 which we believe is reasonable based on our past experience. Our accounts receivable generally reflect our billings, and may include one or several individually large client receivables from time to time. We had one clinical service client that represented 29% or approximately $632,000 of our accounts receivable balance as of December 31, 2005. Additionally, given the significant increase in our revenue for the six-month period ended December 31, 2005 as compared to the six-month period ended December 31, 2004, accounts receivable decreased as a percentage of revenue as of December 31, 2005, to approximately 71% as compared to 81% as of December 31, 2004.

Total liabilities recorded on our balance sheet as of December 31, 2005 were approximately $4,303,000 compared to approximately $3,789,000 as of June 30, 2005. The increase in liabilities was the result of an increase in accounts payable, an increase in the booked values of our 2004 and 2005 Notes as the beneficial discount is amortized, and an increase in other notes payable, offsetting our payments against accounts payable and certain notes payable. A significant component of our liabilities are represented by the 2004 and 2005 Notes with Laurus (See "BUSINESS -- Laurus Debt Investment" in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005), and, to a lesser degree, our new borrowings in fiscal 2006 under our $500,000 credit facility with Franklin Funding. As required by U.S. generally accepted accounting principles, the liability we recorded for the 2004 and 2005 Notes reflected an aggregate discount from the face value of the note by approximately $2,235,000, related to the valuation of the beneficial conversion feature and the warrants. During the six-month period ended December 31, 2005, Laurus converted $63,600 of the principal amount due and as of December 31, 2005 the remaining aggregate principal balance on the 2004 and 2005 Notes was $3,819,800. Accordingly, if the discount to face value is disregarded, our total liabilities as of December 31, 2005 and June 30, 2005, respectively, would be approximately $6,538,000 and $6,449,000. Payments on the 2004 Laurus Note of $85,000 per month are scheduled to begin in June 2006. These payments will reduce the outstanding principal of the 2004 Note by $83,333 per month. Payments on the 2005 Laurus Note of $51,000 per month are scheduled to begin in August 2006. These payments will reduce the outstanding principal of the 2005 Note by $50,000 per month. Because a portion of the 2004 Note has been converted into the Company's common stock, as of December 31, 2005, the amount due for June 2006 is $19,733.

Net cash used in operating activities was approximately $546,000 for the six-month period ended December 31, 2005, primarily to fund changes in our working capital. For the six-month period ended December 31, 2005, net cash used in operations included the effect of approximately $116,000 in depreciation and amortization, approximately $478,000 of amortization related to the 2004 and 2005 Notes. Our investing activities used approximately $314,000 for the six-month period ended December 31, 2005 primarily for the purchase of capital equipment. Cash flows used in financing activities included approximately $101,000 in payments on notes payable, notes payable to related parties, and payments on capital lease obligations. We have no off-balance sheet financing arrangements.

As described above, we experienced a significant increase in revenues for the three- and six-month periods ended December 31, 2005 and we incurred significant improvement in net income. In prior periods, except for the proceeds from our 2004 and 2005 Notes with Laurus and new equipment line of credit with Franklin Funding, we realized a degradation of our cash and working capital position from operations. While we experienced significantly improved revenues in the first six months of fiscal 2006, the rapid improvement created a negative impact on our cash and working capital positions that may continue until the growth rate slows. In an effort to become more competitive and to increase our revenue, we are currently actively increasing our business development activities, and planning to make additional investments in our technology infrastructure, operations and other areas of our business. These efforts will use significant amounts of time, effort and funding.

Our efforts to control expense, generate revenue and raise sufficient capital may not be successful. With the prior cash infusions from the Laurus debt investment in May 2004 and January 2005 (See "BUSINESS -- Laurus Debt Investment" in our Annual Report on Form 10-KSB for the year ended June 30,
2005) and our private placement in March 2004, the six-month principal payment deferral on the 2004 Note and the twelve-month extensions of our 2004 and 2005 Notes (See "BUSINESS -- Laurus Debt Investment" in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005) we expect that our current cash, current assets and any cash flows from operations will be sufficient to fund operations through the fourth quarter of fiscal 2006. However, any decreases in revenue would adversely affect our financial condition, and with this uncertainty and our current capital investment requirements we will likely seek additional capital during fiscal 2006 or 2007. We may not be able to raise sufficient financing, whether debt or equity. We have as of December 31, 2005 $250,000 available to us under our Franklin Funding equipment line of credit, however, we do not have any other credit facility in place. In addition, based on the terms of the Laurus debt financings, raising additional capital may be difficult or highly dilutive to existing stockholders.

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

FACTORS THAT MAY AFFECT OPERATING RESULTS

Our operating results and financial condition will fluctuate due to a number of factors, including, but not limited to, the following factors:

     o Our business development and marketing efforts and our ability to enter into and build relationships with new clients, and obtain additional projects from existing clients;
     o The timing and number of clinical trials by clients, the number of samples submitted to us for testing, and the amount of revenues generated from these tests;
     o Our ability to participate in and win bids from RFPs (requests for proposals) for clinical tests;
     o    Our ability to motivate and retain our existing employees;

     o Our ability to manage our cash flow, including by managing or reducing our expenses
     o    Our ability to collect outstanding accounts receivable;
     o Our ability to raise money from debt or equity financing to help fund cash flows;
     o Capital expenditure requirements, including for research and development efforts, upgrading or replacing laboratory equipment and making investments in information technology; and
     o Plans to pursue alternative business strategies, which may include entering into a joint venture, asset sale or merger.

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

PART II - OTHER INFORMATION

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2005, we entered into a Loan and Security Agreement with Franklin Funding, Inc., providing us a non-revolving line of credit of up to $500,000 for equipment financing. In connection with the Loan and Security Agreement, we agreed to grant to Franklin Funding stock purchase warrants to purchase up to 50,000 shares of our common stock, in increments of 5,000 shares, for each $50,000 borrowed, each with an exercise price determined as of the respective date of borrowing. As of December 31, 2005, we have issued to Franklin Funding warrants to purchase 25,000 shares, at an exercise price of $1.17 per share. The warrants were issued in reliance on the statutory exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2005 annual meeting of stockholders held on December 1, 2005, the four director-nominees were duly elected on the following vote, each for a one-year term:

                                      Affirmative Votes         Votes Withheld
                                      -----------------         --------------

       Ronald R. Helm                     9,023,586                  2,580
       Terry M. Giles                     9,019,086                  7,080
       Paul G. Kanan                      9,019,963                  6,203
       Richard W. Palfreyman              9,023,968                  2,198

At our 2005 annual meeting of stockholders held on December 1, 2005, the 2005 Stock Incentive Plan was approved on the following vote:

         For               Against            Abstain          Not Voted
         5,912,750         45,166             19,193           3,049,057

ITEM 5        OTHER INFORMATION

At the meeting of the Company's Board of Directors on February 7, 2006, the Board authorized the Company to offer to the holders of the outstanding 1,550,000 shares of Series A preferred stock the opportunity to exchange their shares of Series A preferred stock for Company common stock.

The exchange rate for the Series A preferred stock will be based on the higher of (i) $1.17 per share, (ii) the highest ten trading day average during the first 30 days after the quarterly results for the second quarter of fiscal 2006 are released (provided that at least 12,000 shares must have traded during the day in order for any day to qualify in the average), or (iii) the price of a common share offered by the Company in any private offering initiated during the third quarter of fiscal 2006.

The number of shares of common stock issuable on exchange will equal the total cash consideration originally paid by the Series A preferred holders (aggregate amount of $3,100,000) divided by the exchange rate. Accordingly, if all of the 1,550,000 shares of Series A preferred stock were exchanged into common stock at the lowest rate of $1.17 per share, the total number of shares of common stock issuable to the Series A stockholders would be 2,649,573.

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

         Dated:  February 13, 2006

                                       /s/ Ronald R. Helm
                                       -----------------------------------------
                                       Ronald R. Helm
                                       Chief Executive Officer
                                       (principal executive officer)



                                       /s/ Michael L. Hartzmark
                                       -----------------------------------------
                                       Michael L. Hartzmark
                                       Interim Chief Financial Officer
                                       (principal financial and accounting
                                       officer)