Form 10QSB
period 2006-03-31
PACIFIC BIOMETRICS INC
filed 2006-05-15
CIK 1020475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2006


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period From ________ to ________

                                 --------------

                         Commission File Number 0-21537

                            PACIFIC BIOMETRICS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         93-1211114
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                       Identification Number)


          220 WEST HARRISON STREET                       (206) 298-0068
          SEATTLE, WASHINGTON 98119              (Registrant's telephone number,
   (Address of principal executive office)            including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 8, 2006, the issuer had outstanding 18,336,884 shares of common stock.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]
================================================================================

                            PACIFIC BIOMETRICS, INC.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of March 31, 2006 (unaudited)
     and June 30, 2005 (audited).......................................       3

     Consolidated Statements of Operations for the three- and
     nine-month periods ended March 31, 2006 and 2005 (unaudited)......       4

     Consolidated Statements of Cash Flows for the nine-month
     periods ended March 31, 2006 and 2005 (unaudited).................       5

     Condensed Notes to the Consolidated Financial Statements
     (unaudited).......................................................       6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...........................      14

ITEM 3 - CONTROLS AND PROCEDURES.......................................      23


PART II - OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...      23

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........      23

ITEM 5 - OTHER INFORMATION.............................................      24

ITEM 6 - EXHIBITS......................................................      24

SIGNATURES.............................................................      24

PACIFIC BIOMETRICS, INC.
CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------
                                                                                  MARCH 31,       JUNE 30,
                                                                                ----------------------------
                           ASSETS                                                    2006           2005
                                                                                 (unaudited)     (audited)
                                                                                ------------    ------------
Current assets:
    Cash and cash equivalents                                                   $  4,938,585    $  1,438,543
    Accounts receivable, net of allowance for doubtful accounts
          of $32,100 and $22,100 respectively                                      1,983,498         607,867
    Prepaid expenses and other assets                                                405,414         603,464
    Deferred financing cost on secured convertible note - current portion            107,170         107,170
                                                                                ------------    ------------
          Total current assets                                                     7,434,667       2,757,044

Property and equipment, net                                                          670,088         437,436

Other assets:
    Deferred financing cost on secured convertible note - net of current
          portion                                                                    152,410         232,787
                                                                                ------------    ------------
          Total assets                                                          $  8,257,165    $  3,427,267
                                                                                ============    ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                          (DEFICIT)

Current liabilities:
    Accounts payable                                                            $    541,716    $    438,342
    Accrued liabilities                                                              632,719         846,267
    Advances from clients                                                            946,537         697,561
    Capital lease obligation - current portion                                        51,994          51,994
    Secured convertible note - current portion, net of
       unamortized fair value assigned to beneficial conversion
       feature and warrants of $0
       $0, respectively                                                              573,130          83,333
    Other notes payable - current portion                                             74,889         331,429
                                                                                ------------    ------------
          Total current liabilities                                                2,820,985       2,448,926


   Capital lease obligations - net of current portion                                 69,864         108,493
   Secured convertible note - net of current portion, net of
      unamortized fair value assigned to beneficial conversion
      feature and warrants of $2,022,465
      $2,659,284, respectively                                                       694,205       1,193,783
   Other notes payable - net of current portion                                      332,228          38,148
                                                                                ------------    ------------
          Total long-term liabilities                                              1,096,297       1,340,424
                                                                                ------------    ------------
          Total liabilities                                                        3,917,282       3,789,350
                                                                                ------------    ------------

Stockholders' equity (deficit):
    Preferred stock, $0.01 par value, 5,000,000 shares authorized
          Series A preferred stock, 1,550,000 shares designated,
          1,550,000 shares issued and outstanding, liquidation
          preference of $2.00 per share,                                              15,500          15,500
aggregating $3,100,000
    Common stock, $0.01 par value, 30,000,000 shares authorized
          issued and outstanding 18,336,884 shares and                               333,474         304,985
13,325,705, respectively
    Additional paid-in capital                                                    30,410,600      25,430,844
    Accumulated deficit                                                          (26,418,269)    (26,111,988)
    Treasury stock                                                                    (1,423)         (1,423)
                                                                                ------------    ------------
          Total stockholders' equity (deficit)                                     4,339,882        (362,082)
                                                                                ------------    ------------

          Total liabilities and stockholders' equity (deficit)                  $  8,257,165    $  3,427,267
                                                                                ============    ============

         The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended                Nine Months Ended
                                                          March 31,                       March 31,
                                                ----------------------------    ----------------------------
                                                    2006            2005            2006            2005
                                                ------------    ------------    ------------    ------------
Revenue                                         $  3,109,504    $  1,048,030    $  8,057,194    $  2,491,526
                                                ------------    ------------    ------------    ------------

Laboratory expenses and cost of sales              1,422,991         754,354       3,827,921       1,750,107
                                                ------------    ------------    ------------    ------------
     Gross profit                                  1,686,513         293,676       4,229,273         741,419

Operating expenses:
  Research and product development                    12,347          38,505          33,694          81,904
  Selling, general and administrative                918,962         636,196       2,590,102       1,921,792
                                                ------------    ------------    ------------    ------------

Operating income (loss)
                                                     755,204        (381,025)      1,605,477      (1,262,277)
                                                ------------    ------------    ------------    ------------

Other income (expense):
  Interest expense                                  (104,486)        (95,457)       (300,942)       (221,600)
  Amortization of fair value assigned to
  beneficial conversion feature and warrants        (212,273)        (91,091)       (636,819)       (242,102)

  Amortization of deferred finance costs             (26,793)        (33,792)        (80,378)        (75,514)
  Interest income                                      1,674           3,829           3,621           4,369

  Other income                                         2,748           5,312           6,251          12,482

  Stock option and warrant expense                  (902,258)           --          (903,490)           --
                                                ------------    ------------    ------------    ------------
                                                  (1,241,387)       (211,199)     (1,911,756)       (522,365)

Net loss before tax expense                         (486,183)       (592,224)       (306,279)     (1,784,642)
                                                ------------    ------------    ------------    ------------

Tax expense                                             --              --              --              --
                                                ------------    ------------    ------------    ------------

Net loss                                        $   (486,183)   $   (592,224)   $   (306,279)   $ (1,784,642)
                                                ============    ============    ============    ============

Net loss per share:
  Basic loss per share                          $      (0.04)   $      (0.05)   $      (0.02)   $      (0.14)
                                                ============    ============    ============    ============
  Diluted loss per share                        $      (0.04)   $      (0.05)   $      (0.02)   $      (0.14)
                                                ============    ============    ============    ============

Weighted average common shares outstanding:
  Basic                                           12,943,183      12,630,217      12,842,893      12,547,852
                                                ============    ============    ============    ============
  Diluted                                         12,943,183      12,630,217      12,842,893      12,547,852
                                                ============    ============    ============    ============

         The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

------------------------------------------------------------------------------------------------------------
                                                                                       Nine months ended
                                                                                           March 31,
                                                                                  --------------------------
                                                                                      2006           2005
                                                                                  -----------    -----------
Cash Flows From Operating Activities:
  Net loss                                                                        $  (306,279)   $(1,784,642)

  Reconciliation of net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                     184,291        112,636
    Amortization of fair value assigned to beneficial conversion
    feature and warrants                                                              636,819        242,102
    Amortization of deferred financing costs on secured convertible note               80,377
                                                                                                     (75,514)
    Common stock held in escrow cancelled                                              (5,833)          --
    Common stock and APIC addition from options exercised                                 548           --
    Stock option and warrant expense                                                  903,490           --
    Compensation expense from fair value adjustment to options                            395            915
    Changes in assets and liabilities:
       Accounts receivable, net                                                    (1,375,631)      (282,523)
       Prepaid expenses and other assets                                              198,050        (25,304)
       Advances from clients                                                          248,976        415,300
       Accounts payable                                                               103,374       (243,648)
       Accrued liabilities                                                           (227,177)       102,916
                                                                                  -----------    -----------
        Net cash provided by (used in) operating activities                           441,399     (1,536,762)
                                                                                  -----------    -----------

Cash Flows From Investing Activities:
  Purchases of capital equipment                                                     (416,943)      (107,656)
                                                                                  -----------    -----------
        Net cash used in investing activities                                        (416,943)      (107,656)
                                                                                  -----------    -----------

Cash Flows From Financing Activities:
  Payments on notes payable                                                          (112,460)      (254,395)

  Payments on notes payable to related parties                                           --          (22,183)
  Transfer to restricted cash                                                            --             (320)
  Payments on capital lease obligations                                               (38,629)       (35,850)
  Net proceeds from private placement of common stock                               3,476,675           --
  Proceeds from notes payable - Laurus Master Funds                                      --        1,392,000
  Proceeds from notes payable - Franklin Funding                                      150,000           --
                                                                                  -----------    -----------
        Net cash provided by  financing activities                                  3,475,586      1,079,252
                                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                                3,500,042       (565,166)
                                                                                  -----------    -----------
Cash and cash equivalents, beginning of period                                      1,438,543      2,941,014
                                                                                  -----------    -----------
Cash and cash equivalents, end of period                                          $ 4,938,585    $ 2,375,848
                                                                                  ===========    ===========

Cash paid during the period for interest                                          $   225,725    $   194,648

Non-Cash Investing and Financing Activities:

  Proceeds from exercise of stock options and warrants                            $       474    $      --
  Shares released from escrow under restructure agreement with
  prior landlord                                                                  $   542,400    $      --
  Warrants issued in consideration of issuance costs for private
  placement                                                                       $   300,154    $      --
  Warrants issued to private placement investors                                  $   599,149    $      --
  Warrants issued in conjunction with equipment financing                         $    34,723    $      --
  Warrants issued in conjunction with Laurus Funds term note                      $      --      $   279,191
  Beneficial conversion feature for Laurus Funds convertible
  term note                                                                       $      --      $   397,436
  Common stock issued upon conversion of principal on Laurus
  convertible note                                                                $   646,600    $    53,000
  Common stock issued as compensation of R&D costs related to
  Utek Agreement                                                                  $      --      $   120,000
  Common stock issued in prepayment of public relations
  costs to IRG                                                                    $      --      $   101,250

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

Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods. Operating results for the three- and nine-month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited financial statements and related condensed notes should be read in conjunction with the audited financial statements and notes thereto, for its fiscal year ended June 30, 2005, as previously reported in the Company's annual report on Form 10-KSB.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations at March 31, 2006.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations at March 31, 2006.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), "Accounting for Stock Based Compensations" (SFAS 123R) This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has adopted SFAS No. 123(R) and is recognizing the effect for employee stock compensation during fiscal year 2006 in accordance with SFAS No. 123(R) beginning with the current quarter ended March 31, 2006. Because the Company did not grant any stock options in the quarter ended March 31, 2006, the adoption of this statement has not immediate impact on the Company's financial statements, although it will for future periods.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company at March 31, 2006.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management does not believe the adoption of this statement will have any material impact as the Company carries no inventory at March 31, 2006.

STOCK-BASED COMPENSATION

The Company has traditionally applied APB Opinion 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations in accounting for its stock-based employee compensation plan. Beginning with the quarter ended March 31, 2006, the Company has adopted the provisions of SFAS No. 123(R), "ACCOUNTING FOR STOCK-BASED Compensation." For the three- and nine-month periods ended March 31, 2006, the Company granted 0 and 285,000, respectively, of incentive-based stock options under incentive compensation plans. For prior reporting periods, had compensation cost been determined based on the fair value of stock options granted in a manner consistent with the method promulgated by SFAS No. 123, the Company's net loss and loss per share would have been changed to the pro forma amounts in the table below for the three- and nine-month periods ended March 31. The Company will continue to disclose on a pro forma basis according to SFAS No. 123 during the transition period to accordance with SFAS No. 123(R).

                                                  Three months                  Nine months
                                                 ended March 31,               ended March 31,
                                               2006           2005           2006          2005
                                          -------------   -----------    -----------   ------------
     Net income (loss) as reported        $   (486,183)   $ (592,224)    $ (306,279)   $(1,784,642)

     Add: Total stock-based employee
          compensation awards, net of
          related tax benefit                     --         (86,399)        (9,900)       (86,399)
                                          -------------   -----------    -----------   ------------
     Pro forma net income (loss)          $   (486,183)   $ (678,623)    $ (316,179)   $(1,871,041)
                                          =============   ===========    ===========   ============

     Net loss per share:
               Basic - as reported        $      (0.04)   $    (0.05)    $    (0.02)   $     (0.15)
                                          =============   ===========    ===========   ============

               Diluted - as reported      $      (0.04)   $    (0.05)    $    (0.02)   $     (0.15)
                                          =============   ===========    ===========   ============

               Basic - pro forma          $      (0.04)   $    (0.05)    $    (0.02)   $     (0.15)
                                          =============   ===========    ===========   ============

               Diluted - pro forma        $      (0.04)   $    (0.05)    $    (0.02)   $     (0.15)
                                          =============   ===========    ===========   ============

To estimate compensation expense, the Company uses the Black-Scholes option-pricing model and assumptions deemed reasonable by management. The options are valued as of the date of grant. The following assumptions were used to compute the fair value of option grants for the three-month periods ended March 31:

                                            January 7, 2006     March 8, 2005
                                            ---------------     -------------
     Expected volatility                        90.19%             90.19%
     Expected dividend yield                     0.00%              0.00%
     Risk-free interest rate                     4.38%              4.75%
     Expected life                             10 years            5 years

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding in-the-money stock options that have vested or will vest within 60 days of March 31, 2006 (or March 1, 2006) and in-the-money warrants using the "treasury stock" method and the effect of preferred stock on an as-converted basis. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding and does not include the effect of dilution from outstanding in-the-money stock options that have vested or will vest within 60 days of March 31, 2006 and in-the-money warrants using the "treasury stock" method and the effect of preferred stock on an as-converted basis. All per share calculations exclude treasury shares.

Due to the Company's net loss per share for three- and nine-month periods ended March 31, 2006 and 2005, respectively, common stock equivalents were not used because the effect would be anti-dilutive. As of March 31, 2006, the Company's common stock equivalents included: a) in-the-money, vested options to purchase 1,157,951 shares of common stock; b) in-the-money warrants to purchase 2,489,363 shares of common stock; and c) 1,550,000 shares of Series A preferred stock convertible into 1,791,907 shares of common stock. As of March 31, 2005, the Company's common stock equivalents included: a) in-the-money, vested options to purchase 878,830 shares of common stock; b) in-the-money warrants to purchase 590,727 shares of common stock; and c) 1,550,000 shares of Series A preferred stock convertible into 1,791,907 shares of common stock. See Note 7. Conversion of Series A preferred stock shares.

Components of basic and diluted earnings (loss) per share were as follows for the three- and nine-month periods ended December 31:

                                           Three months ended             Nine months ended
                                                March 31,                      March 31,
                                     ----------------------------    ----------------------------
                                         2006            2005            2006            2005
                                     ------------    ------------    ------------    ------------
Net loss (A)                         $   (486,183)   $   (592,224)   $   (306,279)   $ (1,784,642)

Net loss applicable to common
  stockholders (B)                   $   (486,183)   $   (592,224)   $   (306,279)   $ (1,784,642)
                                     ============    ============    ============    ============

Weighted average number of
  outstanding shares of common
  stock (C)                            12,943,183      12,630,217      12,842,893      12,547,852
                                     ============    ============    ============    ============

Weighted average number of
  outstanding shares of common
  stock and common stock
  equivalents (D)                      12,943,183      12,630,217      12,842,893      12,547,852
                                     ============    ============    ============    ============

Loss per share:
  Basic (B/C)                        $      (0.04)   $      (0.05)   $      (0.02)   $      (0.14)
                                     ============    ============    ============    ============
  Diluted (A/D)                      $      (0.04)   $      (0.05)   $      (0.02)   $      (0.14)
                                     ============    ============    ============    ============

DEFERRED FINANCE COSTS

In conjunction with the Company's $2.5 million and $1.5 million secured convertible note financings that closed on May 28, 2004 and January 31, 2005, respectively with Laurus Master Fund, Ltd., a New York City based investment fund ("Laurus"), the Company paid various fees and expenses totaling $461,500, which are being amortized to other expenses at the rate of $26,793 per quarter over the 48-month life of the notes. As of March 31, 2006 and 2005, there were unamortized balances of $259,580 and $370,638, respectively.

3. GOING CONCERN AND MANAGEMENT'S PLANS

The Company had net losses for the three- and nine-month periods ended March 31, 2006 and net losses for the fiscal year ended June 30, 2005. The Company has historically experienced recurring losses from operations and has had cash flow shortages. While the Company currently has a positive working capital position of $4,613,682 at March 31, 2006, it also has significant amounts of debt, including two secured convertible notes of $3,289,800, other notes payable of $1,674,452 and other liabilities of $2,242,830. Stockholders' equity of $4,339,882 is no longer a deficit balance due to the private placement of common stock and warrants in the quarter ended March 31, 2006. If the beneficial conversion feature of the secured convertible notes of $2,022,465 were included, total liabilities at March 31, 2006 would equal $5,939,747 and stockholders' deficit would be $2,317,417. Historically, the Company has had deficiencies in working capital and stockholders' equity and has previously had significant amounts of current and past due debt and payables. For the three- and nine-month periods ended March 31, 2006, the Company reduced the working capital deficiencies through improved financial performance from operations and by raising additional capital from its private placement of common stock and warrants. While this improved performance is encouraging, the Company's performance history coupled with the existing amounts of debt, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company's primary business strategy is to continue its focus on providing high quality specialty central laboratory services in its core areas, including cardiovascular disease, metabolic diseases and bone and joint diseases. The Company is pursuing other strategies identified below to further its business. Because of the significant expense associated with some of these strategies, the Company may not pursue some of these strategies unless its revenue increases significantly or it is able to raise additional equity or debt financing to adequately fund these strategies. There can be no assurance that the Company will pursue any or all of the strategies below or, if pursued, that any of such strategies will be successful.

LABORATORY AUTOMATION, INFORMATION TECHNOLOGY AND BACK-UP SYSTEMS

The Company is currently focusing a significant proportion of its capital expenditures and investments in laboratory automation, information technology systems and back-up systems. During the fourth quarter of fiscal 2005 and the first nine months of fiscal 2006, the Company invested in its laboratory information system, including the implementation of the ClinAxys II Laboratory Information System. The installation of this system should streamline and improve the Company's project and data management capabilities. Through the balance of fiscal 2006 and early fiscal 2007, the Company will continue to invest in the improvement of its information systems. The Company believes capital improvements in these areas are important to meet the changing demands of drug development by improving and facilitating its data reporting, testing capacity and the overall service to and communications with its clients.

In fiscal 2006, to provide clients with the confidence that it can minimize the impact of local power outages, the Company invested in redundant or back-up systems. In fiscal 2005 the Company acquired and during the first quarter of 2006 began the use of a back-up electrical generator. In addition, the Company continues to add additional, redundant or back-up CO2 systems for its individual freezers to protect client samples stored in those freezers.

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

CREATE GLOBAL CENTRAL LABORATORY PARTNERSHIP

The Company believes that in the central laboratory services business it is important to provide a broad geographic base as most clinical drug development programs are global. Through partnering with major central laboratories with large established client bases and existing infrastructure for managing clinical studies globally, the Company believes that it can compete with other central laboratories that have offices, monitoring sites and laboratories in many countries around the globe. These partnerships provide the unique advantage of combining both scope and depth in quality specialty testing service. In fiscal 2005, the Company entered into a joint marketing arrangement with Quintiles Transnational and in fiscal 2006 the Company continues to build on this relationship by expanding joint business development efforts and implementing operational integration in certain areas that will lead to streamlined services.

ACQUISITIONS AND STRATEGIC RELATIONSHIPS

The Company's clients and its competitors have experienced significant consolidation over the last several years and the Company expects that trend to continue. The uncertainty caused by the consolidation trend may result in other companies in the industry seeking to form strategic relationships or joint ventures or to be acquired in order to stay competitive. This may make it possible for the Company to make strategic acquisitions that are complementary to its existing services and that expand its ability to serve its clients. The Company is also exploring other strategic alternatives for its business and operations, which may include joint ventures, co-marketing relationships, or other strategic relationships especially with diagnostic companies with emerging or proprietary technologies. Additionally, the Company will evaluate, as appropriate, potential business combinations involving the Company as a whole, or involving a portion of its assets.

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

4. CONCENTRATION OF CREDIT RISK

The largest client in the quarter ended March 31, 2006 individually accounted for approximately 44% and 16% of the Company's total revenue in quarters ended March 31, 2006 and 2005, respectively. The largest client for the nine months ended March 31, 2006 individually accounted for approximately 31% and 25% of the Company's total revenue for the nine months ended March 31, 2006 and 2005, respectively. Revenue from the Company's five largest clients represented approximately 85% and 77% of total revenue in the quarters ended March 31, 2006 and 2005, respectively. Revenue from the Company's five largest clients, which are large, multi-national pharmaceutical firms and global central laboratories, represented approximately 64% and 69% of total revenue for the nine months ended March 31, 2006 and 2005, respectively. As of March 31, 2006 and 2005, respectively, approximately 58% and 42% of the Company's accounts receivable balance was from the two largest clients at that time. Management believes that all of these accounts are collectable.

The Company maintains its cash in two commercial accounts at major financial institutions. Although the financial institutions are considered creditworthy and have not experienced any losses on their deposits, at March 31, 2006, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $4,838,585

5. EQUIPMENT FINANCING

On November 3, 2005, the Company entered into a loan and security agreement with Franklin Funding, Inc., providing for a non-revolving line of credit of up to $500,000 for equipment financing collateralized by the equipment. In connection with the loan and security agreement, the Company agreed to grant to Franklin Funding stock purchase warrants to purchase up to 50,000 shares of the Company's common stock, in increments of 5,000 shares, for each $50,000 borrowed, each with an exercise price determined as of the respective date of borrowing and expiration date of 10 years. During the quarter ended March 31, 2006, the Company borrowed an additional $100,000 under this line of credit. Through March 31, 2006, the Company has borrowed a total of $350,000 under this equipment line of credit and issued to Franklin Funding warrants to purchase 35,000 shares, at an exercise price of $1.17 per share. Through March 31, 2006, the Company recognized expenses of approximately $4,187 related to the grant of the warrants. The loan and security agreement provides that a maximum of $500,000 be available for borrowing until May 3, 2006, the six-month anniversary of the loan and security agreement. Subsequent to the third quarter ended March 31, 2006 and through May 3, 2006, the Company did not borrow any additional funds, and no further borrowings may be made under the loan and security agreement.

6. PRIVATE PLACEMENT OF COMMON STOCK AND WARRANTS

In March 2006, the Company initiated a best efforts private placement of unregistered common stock and stock purchase warrants through a registered broker-dealer. Through the first closing of the private placement on March 8, 2006, the Company received gross proceeds of $3,800,065 from the sale of 2,814,863 shares of common stock and stock purchase warrants to purchase an additional 844,459 shares of common stock. The shares and stock purchase warrants were sold together as detachable units, at a price of $1.35 per unit. Each unit was comprised of one share of common stock and a stock purchase warrant 0.3 shares of common stock. The warrants have an exercise price of $1.60 per share, are exercisable beginning on September 8, 2006, and have a 5-1/2 year term, expiring September 8, 2011. To estimate the warrant expense, the Company uses the Black-Scholes option-pricing model and assumptions deemed reasonable by management (see assumption table under STOCK BASED COMPENSATION). The warrants are valued as of the date of grant. The warrants were in-the-money when issued and the value allocated to warrants was recognized as an expense, $599,149 for the investors warrants and $300,154 for the placement agent warrants, included under options and warrant expense with an offset to paid-in capital.

Midtown Partners & Co., LLC acted as the sole placement agent in the private placement. In connection with the private placement, the Company paid to Midtown Partners consideration consisting of (a) a cash sales commission of $304,005 (representing 8% of the gross proceeds raised in the private placement), (b) warrants to purchase 225,189 shares of common stock (representing 8% of the aggregate number of shares of common stock sold in the private placement), with each warrant having an exercise price of $1.60 per share, exercisable beginning September 8, 2006 and expiring on March 8, 2013, and (c) legal fees and due diligence fees of $15,000.

7. CONVERSION OF SERIES A PREFERRED STOCK

Effective March 31, 2006, the holders of the outstanding shares of Series A preferred stock entered into an agreement with the Company agreeing to voluntarily exchange their shares of Series A preferred stock into common stock. The exchange rate for the Series A preferred stock was based on a price of $1.73 per share, which represents the highest ten-trading day average during the first 30 days after the quarterly results for the second quarter of fiscal 2006 were released (provided that at least 12,000 shares must have traded during the day in order for any day to qualify in the average), beginning February 16, 2006. The number of shares of common stock issuable on exchange equal the total cash consideration originally paid by the Series A preferred holders (aggregate amount of $3,100,000) divided by the exchange rate. Accordingly, at a rate of $1.73, upon delivery to the Company of the Series A preferred stock certificates for cancellation, the Company issued 1,791,907 shares of common stock and the outstanding 1,550,000 Series A preferred stock shares were cancelled. After giving effect to the exchange, the Company no longer has any preferred stock shares outstanding.

8. SUBSEQUENT EVENT

Subsequent to the third quarter ended March 31, 2006, on April 4, 2006, the Company closed on an additional $500,000 in gross proceeds from its private placement of shares of common stock and stock purchase warrants. See "Note 6" above. The individual investor received 370,370 shares of common stock and 111,111 warrants for additional shares of common stock. This closing was in addition to the $3,800,065 in gross proceeds from the closing on March 8, 2006 in the private placement. Total gross proceeds from the two closings were approximately $4,300,000. No fees were paid to the placement agent in this subsequent transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INVESTORS SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED CONDENSED NOTES IN THIS FORM 10-QSB, OUR FORM 10-QSB FOR THE PERIODS ENDED DECEMBER 31, 2005, SEPTEMBER 30, 2005 AND OUR AUDITED FINANCIAL STATEMENTS AND RELATED NOTES FOR THE FISCAL YEAR ENDED JUNE 30, 2005, INCLUDED IN OUR ANNUAL REPORT ON FORM 10-KSB.

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

THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AND IN THE SECTION CAPTIONED "FACTORS THAT MAY AFFECT OPERATING RESULTS," AND AS DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 2005, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE CONCENTRATION OF BUSINESS WITH LARGE CLIENTS, THE ABILITY TO DEVELOP NEW TECHNOLOGY AND INTRODUCE NEW PRODUCTS, COMPETITION, FLUCTUATIONS IN GENERAL ECONOMIC CONDITIONS, THE RISK OF BANKRUPTCY, AND CHANGES IN POLICIES BY REGULATORY AGENCIES. FOR ADDITIONAL FACTORS THAT CAN AFFECT THESE FORWARD-LOOKING STATEMENTS, SEE THE "RISK FACTORS" SECTION WITHIN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 2005, AND IN OUR REGISTRATION STATEMENTS ON FORM SB-2. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT SPEAK ONLY AS OF THE DATE HEREOF. WE CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. WE EXPRESSLY DISCLAIM ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT TO REFLECT ANY CHANGE IN MANAGEMENT'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Apart from the Company's adoption of SFAS 123(R) relating to stock-based compensation, there have been no material changes to our critical accounting policies and estimates since the end of our 2005 fiscal year. For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and our Annual Report on Form 10-KSB for the year ended June 30, 2005.

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


RESULTS OF OPERATIONS FOR THREE-MONTH AND NINE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

REVENUE:

DOLLARS IN            THREE MONTHS ENDED                   NINE MONTHS ENDED
THOUSANDS, ROUNDED         MARCH 31,        $        %          MARCH 31,        $        %
TO NEAREST            ------------------ -------- -------- ------------------ -------- --------
THOUSAND                2006      2005    Change   Change    2006      2005    Change   Change
--------------------- --------  -------- -------- -------- --------  -------- -------- --------
REVENUE                $3,109    $1,048   $2,061     197%   $8,057    $2,491   $5,566    223%
--------------------- --------  -------- -------- -------- --------  -------- -------- --------

Our revenue is generated from clinical trials and diagnostic testing services. Our revenue increased to $3,109,000 from $1,048,000 or approximately 197% between the comparable quarters ended March 31, 2006 and 2005, respectively. This increase was the result of an increase in the size and number of clinical trials testing services we performed. This increase reflects the continuing significant increases in revenue and open work orders we have been experiencing over five of the past six quarters. For the comparable nine months ended March 31, 2006 and 2005, our revenue increased to $8,057,000 from $2,491,000 or approximately 223%. This also was the result of an increase in the size and number of clinical trials testing services we performed.

The recent major increases in our revenues are the successful result of our increased business development and client diversification efforts over the last two years. Some of our quarterly fluctuations in total revenue are explained by changes in the testing and open work orders from our historically largest clients. In particular, some of our recent increases in revenue can be partially explained by new testing requirements and open work orders of our top five clients. For the three- and nine-month periods ended March 31, 2006, our current largest client accounted for 44% and 31%, respectively of our total revenue, compared to approximately 34% and 25%, respectively, for the three- and nine-month periods ended March 31, 2005. We have been making efforts to diversify our client base, however, we expect to remain substantially dependent on our top five clients for a significant portion of our revenue, and as such, a decline or increase in the volume of services performed for any one or more of these clients will continue to have a significant impact on our revenue. The concentration of credit risk is described above in Note 4 to our unaudited consolidated financial statements.

During the three- and nine-months ended March 31, 2006, revenue generated from clinical trials testing services accounted for approximately 56% and 65%, respectively of our total revenue as compared to 65% and 58%, respectively, during the quarter and nine months ended March 31, 2005. During the three- and nine-month periods ended March 31, 2006, revenue generated from diagnostic services and trial services accounted for approximately 5% and 5%, respectively of our total revenue as compared to 20% and 22%, respectively, during the quarter and nine months ended March 31, 2005. During the three- and nine-month periods ended March 31, 2006, revenue generated from referral sources accounted for approximately 39% and 29%, respectively of our total revenues as compared to 15% and 21%, respectively, during the quarter and nine months ended March 31, 2005. As our revenues increased we showed a shift toward referral revenue sources during the three- and nine-month periods ended March 31, 2006. This is a result of our efforts to generate additional referral business with Quintiles Transnational (see CREATE GLOBAL CENTRAL LABORATORY PARTNERSHIP, under Note 3, Going Concern and Management's Plans). We also received additional referral business from other central laboratories during the three- and nine-month periods ended March 31, 2006.


LABORATORY EXPENSE AND COST OF GOODS SOLD:

DOLLARS IN            THREE MONTHS ENDED                   NINE MONTHS ENDED
THOUSANDS, ROUNDED         MARCH 31,        $        %          MARCH 31,        $        %
TO NEAREST            ------------------ -------- -------- ------------------ -------- --------
THOUSAND                2006      2005    Change   Change    2006      2005    Change   Change
--------------------- --------  -------- -------- -------- --------  -------- -------- --------
LABORATORY EXPENSES
AND COST OF GOODS
SOLD                   $1,423     $754     $669      89%    $3,828    $1,750   $2,078    119%
--------------------- --------  -------- -------- -------- --------  -------- -------- --------
PERCENTAGE OF REVENUE     46%      72%                         48%       70%
--------------------- --------  --------                   --------  --------

Laboratory expense and cost of goods sold consist primarily of payment of salaries and related benefits to employees performing analysis of clinical trial samples and the cost of supplies for analysis of clinical trial samples, and secondarily of payments to subcontractors of laboratory services, and other expenses such as rent, insurance, business and occupation taxes. For the comparable quarters ended March 31, 2006 and 2005, laboratory expenses and cost of goods sold increased approximately 89% to $1,423,000 from $754,000, respectively, and as a percentage of revenue, decreased to approximately 46% from approximately 72%. The relative decrease in laboratory expense and cost of goods sold as a percentage of revenue was primarily the result of the significant increase in revenue over the comparable period and the fixed components of laboratory expense and cost of goods sold.

For the comparable nine-month periods ended March 31, 2006 and 2005, laboratory expenses and cost of goods sold increased approximately 119% to $3,828,000 from $1,750,000, respectively, and as a percentage of revenue, decreased to approximately 48% from approximately 70%. The relative decrease in laboratory expense and cost of goods sold as a percentage of revenue was primarily the result of the significant increase in revenue over the comparable period and the fixed components of laboratory expense and cost of goods sold.

One of the major component increases in laboratory expense and costs of goods sold was the 75% increase in lab supplies to approximately $502,000 from $287,000 for the quarters ended March 31, 2006 and 2005, respectively. Lab supplies represented approximately 35% and 38% of laboratory expense and cost of goods sold for the quarters ended March 31, 2006 and 2005, respectively. The increase in lab supplies between the comparable quarters is the result of the increase in clinical and diagnostic testing services we provided to our clients. Lab supplies expense increased 165% to approximately $1,459,000 from $551,000 for the nine-month period ended March 31, 2006 and

2005, respectively. Lab supplies represented approximately 38% and 31% of laboratory expense and cost of goods sold for the nine-month period ended March 31, 2006 and 2005, respectively. The increase in lab supplies between the comparable nine-month periods is the result of the increase in clinical and diagnostic testing services we provided to our clients.

The largest component increase in laboratory expense and costs of goods sold was salaries and related benefits for our employees performing analysis of clinical trials and diagnostic samples rose 80% to approximately $827,000 from $459,000 for the quarters ended March 31, 2006 and 2005, respectively. Salaries and related benefits accounted for approximately 58% and 61% of total laboratory expense and cost of goods sold for the quarters ended March 31, 2006 and 2005, respectively. Salaries and related benefits rose 89% to approximately $1,287,000 from $681,000 for the nine-month period ended March 31, 2006 and 2005, respectively. Salaries and related benefits accounted for approximately 34% and 39% of total laboratory expense and cost of goods sold for the nine-month periods ended March 31, 2006 and 2005, respectively. The significant increase in salaries and benefits is due to increased hiring of laboratory personnel related to the increase in our business activity. On March 31, 2006 we had 33 FTE in our laboratory services, up from 32 at December 31, 2005. This compares to 20 FTE on March 31, 2005.

For the quarter and nine months ended March 31, 2006, we incurred computer consulting expenses of approximately $0 and $121,000, respectively, in connection with initial stages of implementation of our ClinAxys II Laboratory Information System, and recruiting expenses of approximately $1,000 and $23,000, respectively. We had no comparable expenses during the quarter and nine months ended March 31, 2005. We expect to incur additional computer consulting expense during the remainder of fiscal 2006 and early fiscal 2007, as we complete the implementation of our laboratory information system.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

DOLLARS IN            THREE MONTHS ENDED                   NINE MONTHS ENDED
THOUSANDS, ROUNDED         MARCH 31,        $        %          MARCH 31,        $        %
TO NEAREST            ------------------ -------- -------- ------------------ -------- --------
THOUSAND                2006      2005    Change   Change    2006      2005    Change   Change
--------------------- --------  -------- -------- -------- --------  -------- -------- --------
SELLING, GENERAL AND
ADMINISTRATIVE
EXPENSE                 $919      $636     $283      44%    $2,590    $1,922   $668       35%
--------------------- --------  -------- -------- -------- --------  -------- -------- --------
PERCENTAGE OF REVENUE    30%       61%                         32%       77%
--------------------- --------  --------                   --------  --------

Our selling, general and administrative expense consists primarily of compensation for our executive officers, board members and other selling, general and administrative personnel, legal and accounting fees, and payments under consulting arrangements. Selling, general and administrative expense increased 44% to approximately $919,000 from $636,000 for the quarters ended March 31, 2006 and 2005, respectively. As a percentage of revenue, selling, general and administrative expense was 30% and 61%, respectively, for the quarters ended March 31, 2006 and 2005.

The 44% increase in selling, general and administrative expense was primarily the result of a 35% increase to approximately $565,000 from $419,000 in overall salaries and related benefits, commissions, insurance and public company expense for the quarters ended March 31, 2006 and 2005, respectively. This increase was greatest for laboratory administration (increased from $146,000 to $277,000 for the three months ended March 31, 2005 and 2006, respectively). This increase in expense was primarily due to added staff.

Selling, general and administrative expense increased 35% to approximately $2,590,000 from $1,922,000 for the nine-month periods ended March 31, 2006 and 2005, respectively. As a percentage of revenue, selling, general and administrative expense was 32% and 77%, respectively, for the nine-month periods ended March 31, 2006 and 2005.

The 35% increase in selling, general and administrative expense was primarily the result of a 37% increase to approximately $1,544,000 from $1,124,000 in overall salaries and related benefits, commissions, insurance and public company expense for the nine-month periods ended March 31, 2006 and 2005, respectively. This increase was greatest for laboratory administration (increased from $404,000 to $723,000 for the nine months ended March 31, 2005 and 2006, respectively) and laboratory sales (increased from $337,000 to $387,000 for the nine months ended March 31, 2005 and 2006, respectively). This increase in expense was primarily due to added staff.


RESEARCH AND PRODUCT DEVELOPMENT:

DOLLARS IN            THREE MONTHS ENDED                   NINE MONTHS ENDED
THOUSANDS, ROUNDED         MARCH 31,        $        %          MARCH 31,        $        %
TO NEAREST            ------------------ -------- -------- ------------------ -------- --------
THOUSAND                2006      2005    Change   Change    2006      2005    Change   Change
--------------------- --------  -------- -------- -------- --------  -------- -------- --------
RESEARCH AND PRODUCT
DEVELOPMENT              $12       $39     $(27)    (68)%     $34       $82    $(48)     (59)%
--------------------- --------  -------- -------- -------- --------  -------- -------- --------
PERCENTAGE OF REVENUE     0%        4%                         0%        3%
--------------------- --------  --------                   --------  --------

Research and product development expenses consist mainly of our expenditures incurred in connection with development of our OsteoPatch, SalivaSac, LIDA and cell viability technology held in our subsidiary PBI Technology. For the comparable quarters ended March 31, 2006 and 2005, research and product development expenses decreased 68% to approximately $12,000 from $39,000. For the comparable nine-month periods ended March 31, 2006 and 2005, research and product development expenses decreased 59% to approximately $34,000 from $82,000. The decrease in research and development expenses for the comparable periods of fiscal 2006 over fiscal 2006 is due to the termination of our agreement with Utek, which terminated in June 2006. For both the quarter and nine months ended March 31, 2005, we incurred $30,000 in non-cash compensation costs associated with our agreement with Utek.

We anticipate that we will continue to incur relatively small research and development expenses.

OTHER EXPENSE:

DOLLARS IN            THREE MONTHS ENDED                   NINE MONTHS ENDED
THOUSANDS, ROUNDED         MARCH 31,        $        %          MARCH 31,        $        %
TO NEAREST            ------------------ -------- -------- ------------------ -------- --------
THOUSAND                2006      2005    Change   Change    2006      2005    Change   Change
--------------------- --------  -------- -------- -------- --------  -------- -------- --------
OTHER EXPENSE          $1,241      $211   $1,030     488%   $1,912     $522    $1,389    266%
--------------------- --------  -------- -------- -------- --------  -------- -------- --------
PERCENTAGE OF REVENUE     40%       20%                        24%      21%
--------------------- --------  --------                   --------  --------

Total other expense increased 488% or approximately $1,030,000 to $1,241,000 from $211,000 during the quarters ended March 31, 2006 and 2005, respectively. Total other expense increased 266% or approximately $1,389,000 to $1,912,000 from $522,000 during the nine months ended March 31, 2006 and 2005, respectively.

Major components of other expense in the quarter and nine months ended March 31, 2006 were $902,000 and 903,000 respectively for warrant compensation expense associated with our private placement of common stock and warrants and approximately $119,000 and $226,000, respectively of cash interest expense on notes payable and lease obligations. We also incurred approximately $212,000 and $637,000, respectively of non-cash interest expense that represented the amortization of the intrinsic value of the beneficial conversion features of the two secured convertible notes and fair market value allocated to 2,207,905 warrants related to our two secured convertible notes with Laurus in May 2004 and January 2005 (respectively, the "2004 Note" and "2005 Note"). As of March 31, 2006, $2,022,000 remained unamortized and will be amortized, using the straight-line interest method, over the remaining lives of the 2004 and 2005 Notes, or upon their earlier conversion. (See "Note 9 to Notes to Consolidated Financial Statements" in our Report on Form 10-KSB for the year ended June 30, 2005). In comparison, major components of other expense in the quarter and nine months ended March 31, 2005 was approximately $95,000 and $222,000, respectively of cash interest expense on notes payable and lease obligations, and approximately $91,000 and $242,000, respectively of non-cash interest expense that represented the amortization of the intrinsic value of the beneficial conversion features of the 2004 Note and fair market value allocated to 681,818 warrants related to our 2004 Note. (See "Note 9 to Notes to Consolidated Financial Statements" in our Report on Form 10-KSB for the year ended June 30, 2005).

For the quarter and nine months ended March 31, 2006, we also incurred approximately $27,000 and $80,000, respectively in expense related to the amortization of our deferred finance cost associated with both the 2004 Note and the 2005 Note, whereas for the quarter and nine months ended March 31, 2005, we incurred approximately $34,000 and $76,000, respectively in such amortization expense of our deferred finance cost associated with both the 2004 Note and the 2005 Note.

NET LOSS:

DOLLARS IN            THREE MONTHS ENDED                   NINE MONTHS ENDED
THOUSANDS, ROUNDED         MARCH 31,        $        %          MARCH 31,        $        %
TO NEAREST            ------------------ -------- -------- ------------------ -------- --------
THOUSAND                2006      2005    Change   Change    2006      2005    Change   Change
--------------------- --------  -------- -------- -------- --------  -------- -------- --------
NET LOSS               $(486)    $(592)    $106      18%    $(306)   $(1,785)  $1,478     83%
--------------------- --------  -------- -------- -------- --------  -------- -------- --------
PERCENTAGE OF REVENUE   (16)%     (57)%                       (4)%     (72)%
--------------------- --------  --------                   --------  --------

We had a net loss of approximately $486,000 for the quarter ended March 31, 2006 compared to a net loss of approximately $592,000 for the quarter ended March 31, 2005. This difference between the net losses was primarily attributable to our significantly increased revenue and percentage of gross profit in the comparable three-month periods which were offset by the costs of warrants for our private placement of common stock financing and by the increase in selling, general and administrative expenses. Increases in interest expense, amortization of beneficial conversion feature and financing costs related to the 2004 and 2005 Notes with Laurus also added to the loss for the three-month period ended March 31, 2006.

We had a net loss of approximately $306,000 for the nine-month period ended March 31, 2006 compared to a net loss of approximately $1,785,000 for the nine-month period ended March 31, 2005. This difference between the net losses was primarily attributable to our significantly increased revenue and percentage of gross profit in the comparable three-month periods which were offset by the costs of warrants for our private placement of common stock financing and by the increase in selling, general and administrative expenses. Increases in interest expense, amortization of beneficial conversion feature and financing costs related to the 2004 and 2005 Notes with Laurus also added to the loss for the nine-month period ended March 31, 2006.

We realized operating loss of approximately $755,000 and $1,605,000, respectively for the quarter and nine months ended March 31, 2006, as compared to operating losses of approximately $381,000 and $1,262,000 for the three- and nine-month periods ended March 31, 2005.

Excluding the effects of the following non-cash items: 1) the amortization of the fair market value of the beneficial conversion feature and warrants of approximately $212,000 and $637,000, respectively; 2) the amortization of deferred finance costs on the 2004 Note and 2005 Note of approximately $27,000 and $80,000, respectively; 3) options and warrants expense of approximately $902,000 and $903,000 and 4) depreciation and amortization of approximately $68,000 and $184,000, respectively, we realized earnings of approximately $723,000 and $1,498,000, respectively for the quarter and nine months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES:

We had net losses for the three- and nine-month periods ended March 31, 2006 and a net loss for the fiscal year ended June 30, 2005. Revenue for the nine-month period ended March 31, 2006 was significantly higher than revenue in the comparable prior fiscal periods. Revenue for our fiscal year ended June 30, 2005 was significantly lower than revenue in the comparable prior fiscal year periods, although we saw improvements in revenue during the second and third quarters of the 2005 fiscal year that has continued during the first nine months of the 2006 fiscal year. Should revenue continue to increase, we will possibly avoid our previous experience of significant losses and adverse effects on our cash and working capital positions. Our operations historically have been funded through revenue generated from operations and from the sale and issuance of our common stock, preferred stock and debt.

At March 31, 2006, our cash and cash equivalents were approximately $4,939,000, compared to approximately $1,439,000 at June 30, 2005. In addition, at March 31, 2006, we had working capital of approximately $4,614,000, compared to working capital of approximately $308,000 at June 30, 2005. The increases in cash, cash equivalents and working capital are attributable to several changes in the balance sheet components. Changes providing favorable impact to cash and cash equivalents include: an increase in cash attributable to our private placement of common stock and warrants and cash from operations. Changes providing favorable impact to working capital include increases to cash and cash equivalents, increases in accounts receivable and decreases in accrued liabilities and other notes payable - current portion. Changes providing unfavorable impact on our working capital include increases in accounts payable, advances from customers, and in the current portion of the secured convertible notes.

At March 31, 2006, we had approximately $1,983,000 in accounts receivable, compared to approximately $608,000 as of June 30, 2005, reflecting the timing of revenues billed and collected. We generally have a high collectibility rate on our accounts receivable, and our allowance for doubtful accounts is only $32,100 which we believe is reasonable based on our past experience. Our accounts receivable generally reflect our billings, and may include one or several individually large client receivables from time to time. We had one clinical service client that represented 24% or approximately $478,000 of our accounts receivable balance as of March 31, 2006. Additionally, given the significant increase in our revenue for the nine-month period ended March 31, 2006 as compared to the nine-month period ended March 31, 2005, accounts receivable increased slightly as a percentage of revenue as of March 31, 2006, to approximately 25% as compared to 24% as of March 31, 2005.

Total liabilities recorded on our balance sheet as of March 31, 2006 were approximately $3,917,000 compared to approximately $3,789,000 as of June 30, 2005. The increase in liabilities was the result of an increase in accounts payable and to a lesser degree, an additional $100,000 in borrowings in fiscal 2006 under our equipment line of credit with Franklin Funding. As required by U.S. generally accepted accounting principles, the liability we recorded for the 2004 and 2005 Notes with Laurus reflected an aggregate discount from the face value of the notes by approximately $2,022,000, related to the valuation of the beneficial conversion feature and the warrants. As of March 31, 2006 the remaining aggregate principal balance on the 2004 and 2005 Notes was $3,289,800. Accordingly, if the discount to face value is disregarded, our total liabilities as of March 31, 2006 and June 30, 2005, respectively, would have been approximately $5,939,747 and $6,449,000.

Through March 31, 2006, Laurus has converted a total of $710,200 in principal on the 2004 Note, leaving a remaining principal balance on the 2004 Note of $1,789,000. The original principal amount of $1,500,000 on the 2005 Note remains the same. With these principal conversions, repayments of principal on the 2004 Note are now scheduled to begin in February 2007 at a rate of approximately $40,000 for the first month and approximately $85,000 for each month thereafter. These payments will reduce the outstanding principal of the 2004 Note by $83,333 per month. Payments on the 2005 Laurus Note of $51,000 per month are scheduled to begin in August 2006. These payments will reduce the outstanding principal of the 2005 Note by $50,000 per month. Any future additional conversions of principal by Laurus on either Note will further reduce our repayment obligations.

Net cash provided in operating activities was approximately $441,000 for the nine-month period ended March 31, 2006, primarily due to improved results from operations. Net cash used in operating activities was approximately $1,537,000 for the nine-month period ended March 31, 2005. For the nine-month period ended March 31, 2006, net cash provided by operations included the effect of approximately $184,000 in depreciation and amortization, and approximately $717,000 of amortization related to the 2004 and 2005 Notes. Our financing activities provided approximately $3,476,000 for the nine-month period ended March 31, 2006 primarily from the private placement of common stock and warrants. Cash used in financing activities also included approximately $112,000 in payments on notes payable and payments on capital lease obligations. Our investing activities consisted of purchases of capital equipment, using our equipment line of credit with Franklin Funding. We have no off-balance sheet financing arrangements.

As described above, we experienced a significant increase in revenues for the three- and nine-month periods ended March 31, 2006 and we incurred significant improvement in operating income, but show net losses overall. We experienced significantly improved revenues in the first nine months of fiscal 2006, and the rapid improvement initially created a negative impact on our cash and working capital positions as increased expenditures outpaced collected revenues. Our cash and working capital positions have improved in the quarter ended March 31, 2006 as the revenues from the increase in accounts receivable have been collected while expenditures have leveled off and operating profits realized. In an effort to become more competitive and to increase our revenue, we intend to continue to actively increase our business development activities, and make additional investments in our technology infrastructure, operations and other areas of our business. These efforts will use significant amounts of time, effort and funding

At March 31, 2006, our cash and cash equivalents were approximately $4,939,000, compared to approximately $1,439,000 at June 30, 2005. We currently expect that our current cash, current assets and any cash flows from operations will be sufficient to fund operations through the fourth quarter of fiscal 2008. However, any future decreases in revenue could adversely affect our financial condition. While we successfully raised gross proceeds of $4.3 million from our private placement of common stock and warrants, we may not be able to raise additional financing in the future, whether debt or equity.

Management continually reviews our operational performance. Even with the $4.3 million gross proceeds from our private placement of common stock and warrants in March 2006 and recent improvements in our financial performance through the nine months ended March 31, 2006, we believe it is prudent for management to continue to evaluate alternatives to fund continuing operations. For additional capital we may look to operational cost cutting mechanisms, bank financing, and raising additional capital by private placements of equity or debt securities or through the establishment of other funding facilities. In addition, we may explore strategic alternatives, which may include a merger, joint venture or another comparable transaction. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue in existence. Our auditors added an explanatory paragraph to their opinion on our fiscal 2005 financial statements stating that there was substantial doubt about our ability to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As of the end of the period covered by this Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, management and our Chief Executive Officer and Controller concluded that our disclosure controls and procedures are effective.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2005, we entered into a Loan and Security Agreement with Franklin Funding, Inc., providing us a non-revolving line of credit of up to $500,000 for equipment financing. In connection with the Loan and Security Agreement, we agreed to grant to Franklin Funding stock purchase warrants to purchase up to 50,000 shares of our common stock, in increments of 5,000 shares, for each $50,000 borrowed, each with an exercise price determined as of the respective date of borrowing. During the quarter ended March 31, 2006, we borrowed $100,000 under this equipment line of credit and issued to Franklin Funding warrants to purchase 10,000 shares, at an exercise price of $1.17 per share. The warrants were issued in reliance on the statutory exemption from registration provided by
Section 4(2) of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2005 annual meeting of stockholders held on December 1, 2005, the four director-nominees were duly elected on the following vote, each for a one-year term:

                                      Affirmative Votes        Votes Withheld
                                      -----------------        --------------

     Ronald R. Helm                       9,023,586                 2,580
     Terry M. Giles                       9,019,086                 7,080
     Paul G. Kanan                        9,019,963                 6,203
     Richard W. Palfreyman                9,023,968                 2,198

At our 2005 annual meeting of stockholders held on December 1, 2005, the 2005 Stock Incentive Plan was approved on the following vote:

               For               Against           Abstain
               5,912,750         45,166            19,193


ITEM 5. OTHER INFORMATION

Effective May 12, 2006, Michael L. Hartzmark resigned as the Company's interim Chief Financial Officer, and the consulting agreement between the Company and Chicago Partners, LLC, pursuant to which Dr. Hartzmark provided accounting support and financial consulting services to the Company, was terminated. Effective May 12, 2006, John P. Jensen, the Company's Controller, will serve as the Company's principal financial and accounting officer.

Effective May 4, 2006, PBI Technology Inc. (PBI Tech), a wholly owned subsidiary of the Company, entered into a Patent and Know-how License Agreement with Evergreen Innovation Partners (Evergreen IP). Under the terms of the agreement, PBI Tech granted Evergreen IP an exclusive, worldwide license to certain patents and know-how relating to the Company's proprietary SalivaSac technology for use in consumer and over-the-counter (OTC) markets.

ITEM 6. EXHIBITS

     31.1    Certification of Ronald R. Helm, Chief Executive Officer
     31.2    Certification of John P. Jensen, Controller
     32.1 Certification of Ronald R. Helm, Chief Executive Officer of Pacific Biometrics, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2 Certification of John P. Jensen, Controller of Pacific Biometrics, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: May 12, 2006

                                            /s/ Ronald R. Helm
                                            -----------------------------
                                            Ronald R. Helm
                                            Chief Executive Officer
                                            (principal executive officer)



                                            /s/ John P. Jensen
                                            -----------------------------
                                            John P. Jensen
                                            Controller
                                            (principal financial and
                                            accounting officer)