Form 10KSB
period 2006-06-30
PACIFIC BIOMETRICS INC
filed 2006-10-03
CIK 1020475

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2006

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Issuer's revenue for its most recent fiscal year: $10,750,023

As of September 29, 2006, there were 18,336,884 shares of the Company's common stock issued and outstanding, and the aggregate market value of such common stock held by non-affiliates was approximately $17,420,000, based on the closing price of $0.95 of such stock on that date.

DOCUMENTS INCORPORATED BY REFERENCE: The Company's definitive proxy statement for the annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year 2006, is incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
================================================================================

                            PACIFIC BIOMETRICS, INC.

                            Form 10-KSB Annual Report

                                Table of Contents

                                                                            Page
                                                                            ----
                                     PART I

Item 1.       Description of Business.........................................2

Item 2.       Description of Property........................................23

Item 3.       Legal Proceedings..............................................23

Item 4.       Submission of Matters to a Vote of Security Holders............24


                                     PART II

Item 5.       Market for Common Equity, Related Stockholder Matters and
              Small Business Issuer Purchases of Equity Securities...........24

Item 6.       Management's Discussion and Analysis or Plan of Operations.....25

Item 7.       Financial Statements...........................................32

Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................32

Item 8A.      Controls and Procedures........................................32

Item 8B.      Other Information..............................................33


                                    PART III

Item 9.**     Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the Exchange Act.....33

Item 10.**    Executive Compensation.........................................33

Item 11.**    Security Ownership of Certain Beneficial Owners and
              Management, and Related Stockholder Matters....................33

Item 12.**    Certain Relationships and Related Transactions.................34

Item 13.      Exhibits.......................................................34

Item 14.**    Principal Accountant Fees and Services.........................36

SIGNATURES...................................................................37

** Information contained in Items 9 through 12 and Item 14 of Part III are incorporated by reference from the definitive proxy statement for our 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2006 fiscal year.

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

For a discussion of some of the factors that may affect our business, results and prospects, see "ITEM 1. - DESCRIPTION OF BUSINESS - Risk Factors Affecting the Business of the Company" beginning on page 12. Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports previously filed with the Securities and Exchange Commission, including our periodic reports on Forms 10-KSB and 10-QSB, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

DIVERSIFY CLIENT BASE

We have a goal to continue to diversify our client base, both in terms of the number of clients and the number of contracts within any particular client. In fiscal 2005 we adopted a new corporate visual identity and are using this to integrate all of our marketing efforts and advertising. We have also increased our visibility at industry trade shows and in industry publications through print advertisements and publicity campaigns. Historically, our largest two clients in any individual fiscal year have represented in excess of 50% of our revenue. This trend continues in the fiscal year ended June 30, 2006, in which our top two clients represented 50% of our revenue compared to 40% during the fiscal year ended June 30, 2005. However, as a result of ongoing business development efforts, we have added 10 new clients to our client base during the fiscal year ended June 30, 2006, compared to 5 new clients in fiscal 2005, and we continue to diversify the total number and types of study contracts. During fiscal 2006, the Company held a total of 76 active contracts, compared to 62 active contracts in fiscal 2005, a 22.6% increase. Management believes, therefore, that as a result of these continuing business development activities, we will incrementally diversify our client base and spread our revenues across a larger number of clients and a larger number of individual study contracts.

Nevertheless, despite these trends, our largest client in fiscal 2006 individually accounted for approximately 36% and 23% of our total revenue in fiscal 2006 and 2005, respectively, while our largest client in fiscal 2005 accounted for approximately 23% and 36% of our total revenue in fiscal 2005 and 2004, respectively. Revenue from our five largest clients represented approximately 74% and 67% of total revenue in fiscal 2006 and 2005, respectively. Because our revenue has historically been concentrated in one or two large clients, we can be materially adversely impacted by any delays in undertaking clinical studies or submitting samples for testing services, including any early termination or reductions in work orders or clinical studies, or any decreases in the volume or timing of new work orders. In fiscal 2007 we will continue to actively pursue business development and marketing activities to broaden our client and revenue base.

INCREASE SPECIALTY AREAS

In addition to our core specialties of cardiovascular disease and bone and joint diseases, our goal is to further expand our specialty laboratory expertise within related areas where we have a competitive advantage of existing in-depth expertise. This includes diabetes, obesity, metabolic syndrome, rheumatoid and osteo arthritis, and related inflammatory diseases.

ADD GLOBAL CENTRAL LABORATORY CAPABILITY

We believe that in the central laboratory services business it is important to provide a broad geographic base as most clinical drug development programs are global. Through partnering with a major central laboratory with a large established client base and existing infrastructure for managing clinical studies globally, we believe that we can compete with other central laboratories that have offices, monitoring sites and laboratories in many countries around the globe. In fiscal 2005, we entered into a joint marketing arrangement with Quintiles Transnational Corp. We have continued to refine this relationship through joint workshops held in fiscal 2006. In fiscal 2007 we expect to build on this relationship by expanding joint business development efforts and implementing operational integration in certain areas that will lead to streamlined services. We believe that this joint marketing relationship can provide a unique advantage of combining both scope and depth in quality specialty testing service.

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

UPGRADING INFORMATION TECHNOLOGY AND BACK-UP SYSTEMS

We are currently focusing a significant portion of our capital expenditures and investments in carefully selected hardware and software products, information technology systems and networks. During fiscal 2006, we invested in our laboratory information system, including the initial phase implementation of the ClinAxys II Laboratory Information System. The installation of this new system should streamline and improve our project and data management capabilities. In fiscal 2007, we expect to complete the ClinAxys II Laboratory Information System implementation and will continue to invest in the improvement of our information systems. We believe capital improvements in these areas are important to meet the changing demands of drug development by improving and facilitating our data reporting, testing data capacity and efficiency and the overall service to and communications with our clients.

In fiscal 2006, to provide our clients with the confidence that we can minimize the impact of local power outages, we invested in redundant or back-up systems. In fiscal 2005 we acquired and in fiscal 2006 have begun to use a back-up electrical generator. In addition, we have added and anticipate completing redundant or back-up CO2 systems for all of our individual freezers to protect samples stored in those freezers.

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

With respect to cardiovascular disease, we are one of the leaders in lipid services for clinical drug development in the U.S. Our expertise is concentrated on the measurement of cardiovascular disease markers, especially cholesterol and lipoproteins, including HDL, LDL, HDL and LDL subfractions, remnant cholesterol, apolipoproteins, Lp(a), and lipoprotein fraction compositions. Furthermore, the Pacific Biometrics Research Foundation, a non-profit organization affiliated and co-located with PBI, is one of only three U.S. standardization centers in the Cholesterol Reference Method Laboratory Network sponsored by the Centers for Disease Control and the National Heart, Blood & Lung Institute. There are only ten such laboratories worldwide.

We are enhancing our activities in the area of diabetes and related disorders, notably obesity and metabolic syndrome. Metabolic syndrome is a collection of abnormalities that include central obesity, dyslipidemia (low HDL cholesterol and high triglycerides), insulin resistance, pre-diabetes and pre-hypertension. In the U.S. the prevalence of metabolic syndrome is estimated at 47 million individuals (Heart Disease and Stroke Statistics - 2006 Update, American Heart Association). People with metabolic syndrome are at increased risk for cardiovascular disease and associated morbidity and mortality and as a result, this population is coming under increased scrutiny for pharmacological intervention. Because of our established strengths in testing for lipids, cardiovascular risk and diabetes, we believe we are well-positioned to take advantage of this emerging area of pharmaceutical drug development. Moreover, we are expanding our test menu in areas related to diabetes and metabolic syndrome, notably in testing for markers of inflammation.

We are active in promoting the standardization of bone metabolism biomarkers, and are involved in technologies for monitoring treatment response in diseases such as osteoporosis. We have used our expertise in osteoporosis-indicating bone-biomarker assays to manage the first proficiency-testing programs for bone-resorption markers. In the areas of bone metabolism and women's health, we also specialize in the measurement of hormones, and our menu of biochemical markers includes pyridinolines, various C- and N- terminal telopeptides, procollagens, osteocalcin and bone-specific alkaline phosphatase. Moreover, in recent years we have actively expanded our test menu to include biochemical markers of cartilage turnover as relating to drug development for arthritis, and we have performed specialty testing to support clinical drug development of drugs for rheumatoid arthritis and osteoarthritis.

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

Through our joint marketing relationship with Quintiles Laboratories in providing centralized specialty lab testing services, we intend to compete with other central laboratories that have offices, monitoring sites and laboratories in countries around the globe, both for Phase I and Phase II trials, as well as Phase III and Phase IV trials. In fiscal 2007, we expect to build on this relationship with Quintiles by expanding joint business development efforts and implementing operational integration in certain areas that will lead to streamlined services. In fiscal 2006, we did not realize significant financial benefit from our relationship with Quintiles and there is no guarantee that the relationship will successfully generate expected revenue.

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

MOLECULAR TECHNOLOGIES

PBI Technology owns DNA-based proprietary technologies, processes and equipment. This novel intellectual property (patented and patent-pending) includes a proprietary isothermal DNA amplification method (LIDA) and a genetic method for distinguishing live from dead cells (Cell Viability).

As of June 30, 2006, these technology assets still require additional development prior to commercialization and their future value, as well as timing of their ongoing development, is dependent upon additional capital being available to fund continuing research and development. We expect to need additional capital to fund continuing research and development efforts related to these technologies, and there are no assurances that such funds will be available to us. We are actively seeking commercial partners interested in co-development or licensing of our technologies. If we are unable to find commercial partners or to obtain suitable financing to continue research and development efforts, commence the regulatory approval process (where applicable) and commercialization of the technologies, we are unlikely to continue pursuing development efforts related to these technologies.

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

DIAGNOSTIC DEVICE TECHNOLOGIES

During the 1990's, we developed an intellectual property position in sweat and saliva collection technologies. In 1998, due to lack of funding and our failure to obtain FDA approval for resultant products, we suspended all further development efforts relating to these technologies and products. We subsequently wrote off the value of these assets on our balance sheet in 1999. We believe there may be potential commercial application for some of these technologies, and we have recently engaged outside consultants to resume business development efforts related to the saliva and sweat collection technologies.

Set forth below is a brief description of some of these diagnostic device technologies:

     SALIVASAC(R) - SALIVA COLLECTION & PROCESSING DEVICE. This proprietary device, developed by us, collects a non-invasive saliva sample that may be able to replace blood and urine testing in various applications. The SalivaSac(R), as a sample collection device, can be combined with currently available testing technologies to permit new, non-invasive diagnostic test applications. We believe the SalivaSac(R) design has the potential to lend itself to point-of-care diagnostic applications, including as a screening product to detect diabetes in the general population.

     OSTEOPATCH(TM) SWEAT COLLECTION DEVICE FOR MONITORING MARKERS OF BONE METABOLISM. This patented technology involves a method to measure the presence or absence of markers, typically cross-linked amino acids such as pyridinoline, from body fluids such as sweat. The presence of these markers can be considered useful to support the diagnosis of certain bone disease states such as osteoporosis, and as an adjunct to monitor response to treatment in such bone diseases.

OTHER INTELLECTUAL PROPERTY

In addition to the patented technologies, we have developed certain computer software and internal procedures and products intended to enhance the quality and effectiveness of our services. Although our intellectual property rights are important to our results of operations, we believe that such factors as the technical expertise, knowledge, ability and experience of our laboratory professionals are more important, and that, overall, these technological capabilities provide significant benefits to our clients.

CLIENTS / MARKETING

We provide specialty reference and central laboratory services to, among others, the pharmaceutical, biotechnology, and laboratory diagnostic industries. We also act as a subcontractor for large central laboratories for our specialty reference laboratory services. In fiscal years 2006 and 2005, our clients included companies ranging from the world's largest pharmaceutical companies and biotechnology companies to small and start-up organizations. Historically, our largest two clients in any individual fiscal year have represented in excess of 50% of our revenue. During the fiscal year ended June 30, 2006, our top two clients represented 50% of our revenue as compared to 40% during the fiscal year ended June 30, 2005. Our largest client in fiscal 2006 individually accounted for approximately 36% and 23% of our total revenue in fiscal 2006 and 2005, respectively, while our largest client in fiscal 2005 accounted for approximately 23% and 36% of our total revenue in fiscal 2005 and 2004, respectively. Revenue from our five largest clients represented approximately 74% and 67% of total revenue in fiscal 2006 and 2005, respectively.

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

Additionally, our affiliation with the Centers for Disease Control through Pacific Biometrics Research Foundation, which allows us to participate in the development of reference methods, creates further expertise that we can bring to bear on our clients' testing needs. By marketing and selling our expertise, we believe we have a competitive advantage over our competitors.

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

As of June 30, 2006, we have master contract service agreements with nine of our largest clients. Under these master service agreements, we perform laboratory research services based on work orders submitted to us by the client. There is no guaranteed minimum number of work orders or revenue to us under either agreement. Each work order is separately negotiated with the client and is usually limited to a specific project with limited duration.

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

Most of our contracts also provide for the client to indemnify us for any third party damages and claims arising from our providing services under the contract. The typical exception to this is that no indemnification will be provided if the damage or claim results from our negligence or intentional misconduct.

COMPETITION

The specialty reference and central laboratory services industries have many participants ranging from small, limited-service providers to a limited number of full-service laboratories with global capabilities.

For specialty reference laboratory services in our areas of expertise, we primarily compete against other full-service and limited service specialty and central laboratory services organizations and, to a lesser extent, laboratories in academic centers. Many of these organizations have significantly greater resources than we do with somewhat different focus and business targets. Our significant competitors in specialty reference laboratory services include Synarc, Inc., MRL/PPD, MedPace, NW Lipid Laboratory, Esoterix Inc., Linco Diagnostics, Liposcience, Atherotech, ARUP, and the Mayo Clinic.

In the full-service central laboratory service area, we primarily compete with much larger full-service central laboratories with significantly greater resources than we do and many have international operations. Our significant competitors in central laboratory services include Covance Central Laboratory Services, Inc., ICON Laboratories, Quintiles Transnational Corp., CRL - Medinet, MDS Inc. and Quest Diagnostics Incorporated, and Lab Corp among others. As discussed above, in fiscal 2005 we entered into a joint marketing arrangement with Quintiles Transnational and in fiscal 2007 we expect to build on this relationship by expanding joint business development efforts and implementing operational integration in certain areas that will lead to streamlined services.

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

GOVERNMENT REGULATION

Our laboratory services are subject to various regulatory requirements designed to ensure the quality and integrity of our laboratory testing in support of clinical trials. The industry standards for conducting clinical laboratory testing are embodied in the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). As a medical test site in the State of placeStateWashington, we have established quality assurance programs at our laboratory facilities which monitor ongoing compliance with CLIA. In addition, we are a placePlaceTypeCollege of PlaceNameAmerican Pathologists ("CAP") or CAP-certified test site. This certification provides monitoring for CAP and CLIA compliance by CAP on a yearly basis.

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

We are subject to licensing and regulation under federal, state and local laws relating to workplace hazard communications and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste and radioactive materials, as well as the safety and health of laboratory employees. Our laboratory is subject to applicable federal, state and local laws and regulations relating to the storage and disposal of all laboratory specimens including, but not limited to, the regulations of the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Transportation, the National Fire Protection Agency and the Resource Conservation and Recovery Act. Although we believe that we are currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

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

In the past few years, both the placecountry-regionUnited States and foreign governments have become more concerned about the disclosure of confidential personal data. The European Union prohibits the disclosure of personal confidential information, including medical information, to any entity that does not comply with certain security safeguards. The U.S. Department of Health and Human Services recently promulgated final regulations under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") that will govern the disclosure of confidential medical information in the United States. We do not process IIHI (Individually Identifiable Health Information) during any phase of our business practices related to clinical testing. We therefore are currently exempt from HIPAA regulations.

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

LAURUS DEBT INVESTMENTS

In fiscal 2004 and 2005, we entered into two financing arrangements with Laurus Master Fund, Ltd. ("Laurus"), a placeCityNew York City based investment fund, for a total of $4 million of secured convertible debt financing. In fiscal 2005, we amended the terms of these financing arrangements, to extend and defer principal payments and to waive certain defaults, all as described below.

LAURUS DEBT INVESTMENT - MAY 2004 $2.5 MILLION SECURED CONVERTIBLE NOTE

Effective May 28, 2004, we entered into our first financing arrangement with Laurus, consisting of a $2.5 million secured convertible note with a term of three years (the "2004 Note"). In connection with the financing, we also issued to Laurus a warrant to purchase up to 681,818 shares of common stock at an exercise price of $1.25 exercisable at any time prior to May 28, 2011.

Under the terms of the 2004 Note, we started making monthly payments of accrued interest only beginning on July 1, 2004. In addition, the 2004 Note provided for monthly payments of principal in the amount of $83,333.33, plus accrued interest, to commence December 1, 2004. The 2004 Note bears interest at an initial rate equal to the prime rate plus two percent (2%). This is a variable interest rate that was 8.25% and 10.25% for fiscal years ending June 30, 2006 and 2005, respectively. For any cash payments we are required to make on the 2004 Note (e.g., any amounts due that are not converted into common stock), we are required to pay an amount equal to 102% of the principal amount due (i.e., a payment of $85,000 reduces the principal balance by $83,333). In addition, we can prepay the 2004 Note at any time upon payment of an amount equal to 130% of the then-outstanding principal balance, plus accrued and unpaid interest.

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

In conjunction with the financing, we paid fees and expenses of approximately $193,500 in cash and reserved $100,000 for potential payments due to Source Capital, our broker, upon the conversion of principal to common stock. The total amount of $293,500 has been amortized to other expense at the rate of approximately $8,153 per month over the 36-month life of the 2004 Note, beginning June 2004. In addition, we issued to our broker a five-year warrant, exercisable as and to the extent that amounts owing under the 2004 Note are converted into common stock, for up to 181,818 shares of common stock at an exercise price of $1.25 per share. See "Note 8 to Notes to Consolidated Financial Statements."

Through June 30, 2006, Laurus has converted a total of $710,200 in principal on the May 2004 Note, leaving a remaining principal balance on the note of $1,789,800.

LAURUS WAIVER REGARDING 2004 NOTE

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

In consideration for the principal payment deferral and the waiver on the 2004 Note, we issued an additional common stock purchase warrant to Laurus to purchase up to 200,000 shares of common stock at an exercise price of $1.48. The warrant expires on January 31, 2009. See "Note 12 to Notes to Consolidated Financial Statements."

LAURUS DEBT INVESTMENT - JANUARY 2005 $1.5 MILLION SECURED CONVERTIBLE NOTE

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

Under the terms of the 2005 Note, we started making monthly payments of accrued interest only beginning on March 1, 2006. In addition, the 2005 Note provides for monthly payments of principal in the amount of $50,000, plus accrued interest, commencing August 1, 2006. The 2005 Note bears interest at an initial rate equal to the prime rate plus two percent (2%). This is a variable interest rate that was 8.25% and 10.25% for fiscal years ending June 30, 2006 and 2005, respectively. For any cash payments made on the 2005 Note (e.g., any amounts due that are not converted into common stock), we are required to pay an amount equal to 102% of the principal amount due (i.e., a payment of $51,000 reduces the principal amount by $50,000). In addition, we can prepay the 2004 Note at any time upon payment of an amount equal to 130% of the then-outstanding principal balance, plus accrued and unpaid interest.

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

In conjunction with the financing, we paid fees and expenses of approximately $108,000 in cash and reserved $60,000 for potential payments due to Source Capital, our broker, upon the conversion of principal to common stock. The total amount of $168,000 has been amortized to other expense at the rate of approximately $3,167 per month over the 36-month life of the 2006 Note, beginning February 2006. In addition, we issued to our broker a five-year warrant, exercisable as and to the extent that amounts owing under the 2006 Note are converted into common stock, for up to 105,263 shares of common stock at an exercise price of $1.37 per share. See "Note 8 to Notes to Consolidated Financial Statements."

LAURUS DEFERRAL AND EXTENSION - 2004 NOTE AND 2005 NOTE

On May 6, 2005, we and Laurus amended the terms of the 2004 Note and the 2005 Note, to provide for a twelve-month deferral and extension of both. With respect to the 2004 Note, Laurus agreed to (a) extend the term for an additional year, to be due in full on May 28, 2008, and (b) defer 12 months of principal payments (originally due June 1, 2005 through May 1, 2006) to be paid monthly beginning June 1, 2007 through May 1, 2008. With respect to the 2005 Note, Laurus agreed to (a) extend the term for an additional year, to be due in full on January 31, 2009, and (b) defer 12 months of principal payments (originally due August 1, 2005 through July 1, 2006) to be paid monthly beginning February 1, 2008 through January 1, 2009, with the balance on the 2005 Note to be paid in full on January 31, 2009.

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

In consideration for the principal payment deferral and the extension of the 2004 and 2005 Notes, we issued an additional common stock purchase warrant to Laurus to purchase up to 1,000,000 shares of our common stock at an exercise price of $1.05. The warrant expires on May 6, 2010. See "Note 12 to Notes to Consolidated Financial Statements."

LAURUS CONVERSION

Through June 30, 2006, Laurus has converted a total of $710,200 in principal on the 2004 Note, leaving a remaining principal balance on the 2004 Note of $1,789,800. The original principal amount of $1,500,000 on the 2005 Note remains the same. With these principal conversions, repayments of principal on the 2004 Note are now scheduled to begin in February 2007 at a rate of approximately $41,000 for the first month and approximately $85,000 for each month thereafter. Payments on the 2005 Note of $51,000 per month commenced in August 2006. Any future conversions of principal by Laurus on either Note will further reduce our repayment obligations.

FINANCIAL DERIVATIVES - BENEFICIAL CONVERSION FEATURE AND WARRANTS

In fiscal years 2004 and 2005, we estimated the valuation of the beneficial conversion feature and the warrants for the May 2004 and January 2005 Notes in accordance with EITF 00-27 and EITF 98-5, using the Black-Scholes pricing model and other assumptions deemed reasonable by management. We corrected our accounting for derivative financial instruments, for the May 2004 and January 2005 Notes, to conform to the requirements of Statements of Accounting Standards No. 133, as amended, and Financial Accounting Standards Board Emerging Issues Task Force (EITF) No. 00-19. Embedded beneficial conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments, the May 2004 and January 2005 Notes, and, in all instances derivative financial instruments have been recorded as assets or liabilities and are carried at fair value. We restated prior fiscal years results to conform to the requirements of the Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. Net fair value adjustments included in earnings (loss) related to these instruments amounted to $298,616 and ($265,928) for the fiscal year ending June 30, 2006 and 2005, respectively. Accordingly, the balances for fiscal years 2004 and 2005 have been restated and balances for fiscal 2006 correctly accounted for. See "Note 16 to Notes to Consolidated Financial Statements."

EMPLOYEES

At September 30, 2006, we had 53 full-time employees, 2 part-time employee, 1 temporary, and 1 contract employees for a total of 57 employees, 44 of who were employed in laboratory operations, laboratory administration and client services (including our Chief Scientific Officer), 4 were employed in sales, marketing and business development, and 9 were employed in administrative capacities. One of our employees holds an M.D. degree, six others hold Ph.D. degrees, and two others hold masters degrees or other postgraduate degrees. None of our employees are represented by labor unions. We believe that our relationships with our employees are good.

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

Historically, our largest two clients in any individual fiscal year have represented in excess of 50% of our revenue. During the fiscal year ended June 30, 2006, our top two clients represented 50% of our revenue as compared to 40% during the fiscal year ended June 30, 2005. Our largest client in fiscal 2006 individually accounted for approximately 36% and 23% of our total revenue in fiscal 2006 and 2005, respectively, while our largest client in fiscal 2005 accounted for approximately 23% and 36% of our total revenue in fiscal 2005 and 2004, respectively. Revenue from our five largest clients represented approximately 74% and 67% of total revenue in fiscal 2006 and 2005, respectively. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and see "DESCRIPTION OF BUSINESS - Clients/Marketing" above. Because our revenue has been concentrated in one or two large clients, we can be materially adversely impacted by decreases in work generated from these clients, including any delays in undertaking clinical studies or submitting samples for testing services, any early termination or reductions in work orders or clinical studies, or any decreases in the volume or timing of new work orders.

We have expanded our business development efforts and have continued to submit bids and proposals to these and other companies for our services, to increase our revenue and to diversify our client base. Although we believe that we have good relations with all of our large clients and other companies in the industry, and we expect to receive additional work orders in the future, we cannot predict the timing or amount of any such additional work or whether we will be successful in further diversifying our client base. If we are unsuccessful in our sales and business development efforts with our existing clients and potential clients, our revenue for the fiscal year ending June 30, 2007 may be less than our revenue for the fiscal year ended June 30, 2006. In addition, unless we are able to attract additional clients for medium to large studies, we will continue to be dependent on one or two large clients for a substantial majority of our revenue.

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

     IF WE DO NOT GAIN NEW CLIENTS AND NEW PROJECTS FROM OUR BUSINESS DEVELOPMENT EFFORTS, OUR GROWTH MAY BE LIMITED, SALES OF OUR SERVICES MAY DECREASE AND OUR OPERATING RESULTS MAY SUFFER.

We generally do not have long-term contracts with clients for our services. In addition, any project we undertake may generally be terminated at any time by the client on short notice. As a result, it is difficult for us to forecast future sales, and our future revenue depends on our ability to generate new clients and new projects. During fiscal 2007, we are planning on making additional investments in our business development, technology infrastructure, operations and other areas of our business in an effort to become more competitive and to increase our revenue. These efforts will use significant amounts of time, effort and funding. Our business development efforts are substantially dependent on our ability to effectively manage our time, personnel and resources. In particular, our Chief Science Officer and Chief Medical Officer are often heavily involved in the marketing and business development process, and time that they spend in this area detracts from their available time for laboratory and development work. Our success in business development depends in part on our reputation in the industry and client perceptions (including as to our laboratory capacity and financial health), and also to a degree on personal relationships between us and the client. With the significant consolidation in the pharmaceutical industry, it is often a long and complex process in finding and meeting with the right person within the client company. We also understand that some companies in the pharmaceutical industry have "preferred vendor" lists, such that a vendor cannot participate in requests for proposal or contract with the company unless the vendor is pre-approved on the list. We are attempting to expand our efforts in this area. If a client or prospective client has negative perceptions about our capabilities, our laboratory capacity or our financial health, this may affect our ability to develop new clients or projects. If our business development efforts are not successful, our revenue and cash flow may decrease and our operating results may suffer.

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

RISKS RELATING TO OUR INDUSTRY

     FAILURE TO KEEP PACE WITH CHANGES IN THE MARKETPLACE MAY CAUSE US TO LOSE MARKET SHARE AND OUR REVENUE MAY DECREASE.

The market for specialty reference and central laboratory services is subject to rapid technological change and innovation. In particular, laboratories are regularly developing new assays to incorporate into clinical testing and have to maintain up-to-date laboratory equipment to stay competitive. In developing and enhancing our services, we have made, and will continue to make, assumptions about which features, standards and performance criteria will be attractive to, or demanded by, our clients. If we implement features, standards and performance criteria that are different from those required by our clients or if our competitors introduce products and systems that better address these needs, market acceptance of our offerings may suffer or may become obsolete. In that event, our market share and revenue would likely decrease. In addition, clients are requiring that laboratories maintain secure and sophisticated information technology systems, as a means for storing data and facilitating communication between the laboratory and the client. Although we continue to expend efforts and resources in these areas, we may not be successful in keeping up with client needs or expectations. In addition, if a client or prospective client has negative perceptions about our abilities based on our financial strength, this may affect our ability to develop new clients or projects. Many of our competitors have greater resources than we do. We are also exploring additional financing to be used to continue to update our laboratory service capability. If we are unsuccessful in raising funds as and when needed, we may, or it may be perceived, that we are less efficient and less economical than our competitors and we may lose business to our competitors. If this occurs, it would have a material adverse effect on our revenue and financial performance.

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

Many of our competitors have greater resources than we do, have global operations and greater name recognition. If we experience significant competition which is based on factors which we do not have in our business, such as global management of projects or size, our business could be materially adversely affected. Although we have entered into a joint marketing arrangement with Quintiles in an attempt to improve our competitive position, in fiscal 2006, we did not realize significant financial benefit from this relationship and this arrangement may not be successful in generating revenue for us or improving our competitive position.

     DURING FISCAL 2006, WE HAVE EXPERIENCED A SIGNIFICANT INCREASE IN REVENUE. IN FISCAL 2005 WE EXPERIENCED A SIGNIFICANT DECREASE IN REVENUE FROM PRIOR YEARS. OUR REVENUE IS UNPREDICTABLE AND VARIES SIGNIFICANTLY FROM QUARTER TO QUARTER AND YEAR TO YEAR.

We have experienced significant quarterly fluctuations in revenue during fiscal 2006 and fiscal 2005. For fiscal 2006 compared to fiscal 2005, our revenue increased 233% to approximately $10,750,000 from approximately $3,230,000, and we incurred a net loss for both fiscal 2006 and fiscal 2005. The impact of quarterly fluctuations is clearly observed in the first fiscal quarter of 2006 where revenue increased 322% compared to the comparable period in fiscal 2005. While, for the last nine months of fiscal 2006, our revenue was 219% higher than for the comparable period of fiscal 2005. The following table shows the significant swings in our quarterly revenue for each quarter in the current fiscal year and the past two fiscal years:

     (DOLLARS IN THOUSANDS,                            FISCAL YEAR
     ROUNDED TO NEAREST THOUSAND)               2004       2005       2006
     Q1, ended September 30..............     $ 2,300    $   434    $ 1,834
     Q2, ended December 31...............         542      1,009      3,113
     Q3, ended March 31..................         548      1,048      3,110
     Q4, ended June 30...................       1,411        739      2,693

Our revenue depends in large part on receiving new clinical or diagnostic studies from our clients, and we cannot predict the timing or amount of revenue we may recognize from quarter to quarter. During fiscal 2007, we are planning to make additional investments in our business development, technology infrastructure, operations and other areas of our business in an effort to become more competitive and to increase our revenue. These efforts will use significant amounts of time, effort and funding. These efforts may not be successful in generating additional revenue.

     WE HAVE HISTORICALLY HAD WORKING CAPITAL DEFICITS. IF OUR REVENUE DOES NOT INCREASE, OUR LOSSES, CASH AND WORKING CAPITAL POSITION MAY WORSEN.

Although we have recently received gross proceeds of approximately $4,300,000 in a private placement of our common stock and warrants in March and April 2006, we have had cash flow shortages and deficiencies in working capital in previous fiscal years. At June 30, 2006, we had approximately $5,498,000 in cash and a positive working capital position of approximately $4,375,000; we also had significant amounts of debt, including a secured convertible note and notes payable of $1,991,000 and other liabilities of $2,124,000 and stockholders' equity of $2,355,000. These amounts include $4,300,000 in gross proceeds ($3,963,000 in net proceeds) we realized from our private placement of common stock and warrants we closed in April 2006. For the last fiscal year ended June 30, 2006 we had an operating income of approximately $1,846,000. For the previous fiscal year ended June 30, 2005 we had an operating loss of $2,159,000. At June 30, 2006, we had an accumulated deficit of approximately $25,919,000.

Previously, our cash, cash equivalents, and accounts receivable have been used to fund our operating losses and investments in capital expenditures. This use of our cash, cash equivalents, and accounts receivable, has been reduced for the fiscal year ended June 30, 2006, due to increased revenues and gross profits that provided operating income and improved cash flow. However, unless revenue remains at the current level or continues to increase, we will likely experience losses and our cash and working capital positions may be adversely impacted through fiscal 2007. To improve our cash position, we are actively seeking to increase revenue and improve operating income. As noted above, we raised gross proceeds of approximately $4,300,000 in a private placement of our common stock and warrants in March and April 2006. This private placement has improved our cash position and reduced the risk associated with our revenue fluctuations and growth. However, our continuing efforts to improve our cash position, reduce expenses and generate revenue may not be successful.

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

None of these factors can be predicted with certainty. Additionally, if we desire to invest in our laboratory technology or research and development, we may require additional financing.

     OUR ABILITY TO MAKE REQUIRED PAYMENTS OF PRINCIPAL AND INTEREST ON OUR SENIOR SECURED DEBT DEPENDS PRIMARILY ON CASH FLOW FROM OPERATIONS, AVAILABLE CASH BALANCES, FUNDS FROM FINANCING EFFORTS AND EARLY CONVERSION OF THE DEBT, ALL OF WHICH MAY NOT BE SUFFICIENT TO SERVICE THE DEBT.

In fiscal 2004 and 2005, we closed on two debt financings with Laurus Master Funds Ltd., consisting of $2.5 million effective May 28, 2004 and an additional $1.5 million effective January 31, 2005. See "DESCRIPTION OF BUSINESS - Laurus Debt Investments" above. Through June 30, 2006, Laurus has converted a total of $710,200 in principal on the 2004 Note, leaving a remaining principal balance on the 2004 Note of $1,789,800. The original principal amount of $1,500,000 on the 2005 Note remains the same. With these principal conversions, repayments of principal on the 2004 Note are now scheduled to begin in February 2007 at a rate of approximately $41,000 for the first month and approximately $85,000 for each month thereafter. Payments on the 2005 Note of $51,000 per month commenced in August 2006. Any future additional conversions of principal by Laurus on either Note will further reduce our repayment obligations. Our actual required cash payments on the two notes will vary depending on interest rates and whether amounts under the notes are converted into our common stock.

Our ability to make scheduled monthly payments under the two notes primarily depends on our future performance and working capital, including our ability to increase revenue and cash flows. We currently have other fixed monthly commitments under various notes payable, equipment and facility leases. See "Notes 8 and 9 to Notes to Consolidated Financial Statements" for the fiscal year ended June 30, 2006 included in this Annual Report on Form 10-KSB. To a certain extent our ability to increase revenue and control costs are subject to a number of economic, financial, competitive, regulatory and other factors beyond our control.

However, if our cash flow is insufficient to enable us to service our debt, we may have to utilize the funds raised from our private placement of common stock and warrants, be forced to find alternative sources of financing, or to take further drastic measures, including significantly reducing expenses or scope of operations, seeking to sell the company. Any future alternative sources of debt or equity financing may not be available to us when needed or in amounts required. Although we obtained a new non-revolving line of credit with Franklin Funding in November 2005 for an aggregate amount of up to $500,000 for equipment financing, of which we have borrowed $350,000 as of June 30, 2006 and we raised gross proceeds of approximately $4,300,000 in a private placement of our common stock and warrants in March and April 2006, we do not have available to us another bank line of credit or other general borrowing facility. Alternatively, we may be forced to attempt to negotiate with our debt holders on our payment terms, which may not be successful or may be on terms onerous to us.

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

     EVEN WITH OUR RECENT PRIVATE PLACEMENT OF COMMON STOCK AND WARRANTS IN MARCH AND APRIL 2006, WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS IN THE FUTURE. IF OUR FINANCING EFFORTS ARE NOT SUCCESSFUL, WE WILL NEED TO EXPLORE ALTERNATIVES TO CONTINUE OPERATIONS, WHICH MAY INCLUDE A MERGER, ASSET SALE, JOINT VENTURE, LOANS OR EXPENSE REDUCTIONS.

     We have been successful in generating significant revenue increases for the fiscal year ended June 30, 2006; however, our efforts to continue revenue increases and reduce expenses may not be successful. Although we recently received gross proceeds of approximately $4.3 million in a private placement of our common stock and warrants in March and April 2006, if we continue to experience significant quarterly fluctuations in our revenue or if our revenue does not continue to increase, we may need to raise additional capital through equity or debt financing or through the establishment of other funding facilities in order to keep funding operations. On November 3, 2005, we entered into a Loan and Security Agreement with Franklin Funding, Inc., providing for a non-revolving line of credit of up to $500,000 for equipment financing collateralized by the equipment of which we have borrowed $350,000 as of June 30, 2006. These monies are not available to finance our operations. Even with our recent private placement in March and April 2006, in the current market condition, raising capital has been, and may continue to be difficult, and we may not receive sufficient funding. Any future financing that we seek may not be available in amounts or at times when needed, or, even if it is available, may not be on terms acceptable to us. Also, if we raise additional funds by selling equity or equity-based securities, the ownership of our existing stockholders will be diluted.

We continually evaluate various other alternatives to enable us to fund continuing operations, which may or may not occur, including, but are not limited to, any one or more of the following:

     o engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, joint venture or other similar transaction;
     o forming a joint venture with one or more strategic partners to provide additional capital resources to fund operations.

These potential alternatives may not be open to us, or may only be available on unfavorable terms. If we are unable to obtain sufficient cash either to continue to fund operations or to locate a strategic alternative, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and ability to continue in existence. During fiscal 2007, we are planning to make additional investments in our business development, technology infrastructure, operations and other areas of our business in an effort to become more competitive and to increase our revenue. These efforts will use significant amounts of time, effort and funding.

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

Accordingly, unless we obtain Laurus' consent, we may not be able to enter into certain transactions. In addition, in connection with any potential significant transaction (such as a merger, sale of substantially all our assets, joint venture, or similar transaction), it is likely that we would have to pay off the debt obligations to Laurus and have the security interests released. Although we have the right at any time to prepay our secured debt obligations, we can only do so upon payment of 130% of the then principal balance, plus all other amounts owing under the notes. See "DESCRIPTION OF BUSINESS - Laurus Debt Investments" above. Based on a total principal balance of $3,290,800 under both notes as of June 30, 2006, prepayment would require a cash payment of approximately $4,277,000, plus accrued interest. These provisions could have the practical effect of increasing the costs of any potential significant transaction, and restrict our ability to enter into any such transaction,

     CHANGES IN GOVERNMENT REGULATIONS COULD DECREASE THE NEED FOR OUR SERVICES.

Governmental agencies throughout the world, but particularly in the country-regionplaceUnited States, highly regulate the drug development and approval process. See "DESCRIPTION OF BUSINESS - Government Regulation" above. Our business involves performing safety and efficacy laboratory testing during clinical trials of new pharmaceutical drugs. Clinical trial laboratory data is used by pharmaceutical and biotechnology companies in the submission process to the FDA for the marketing approval of a new drug. Changes in regulations, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures or an increase in regulatory requirements that we have difficulty satisfying, could eliminate or substantially reduce the need for our services. Also, government efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs may have an impact on the drug development and approval process, and our clients may spend less, or reduce their growth in spending, on research and development.

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

     WE MAY BE AFFECTED BY POTENTIAL HEALTH CARE REFORM.

In recent years, governments of the country-regionUnited States, Europe and placeAsia have considered various types of health care reform in order to control growing health care costs. We are unable to predict what legislative proposals will be adopted in the future, if any. Implementation of health care reform legislation that contains costs could limit the profits that can be made from the development of new drugs. This could adversely affect research and development expenditures by pharmaceutical and biotechnology companies which could in turn decrease the business opportunities available to us. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings.

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


RISKS RELATED TO OUR COMMON STOCK

     OUR COMMON STOCK IS TRADED ON THE OTC BULLETIN BOARD AND IS CONSIDERED A "PENNY STOCK".

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

RISKS RELATED TO OUR COMMON STOCK INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING:

     o Our quarterly operating results may vary, and these fluctuations could affect the market price of our stock.
     o Our stock price is volatile and a stockholder's investment in our common stock could suffer a decline in value.
     o    The market for our stock has not been liquid.


     AS WE ISSUE ADDITIONAL EQUITY SECURITIES IN THE FUTURE, INCLUDING UPON CONVERSION OF ANY OF OUR SECURED CONVERTIBLE DEBT, OUR EXISTING STOCKHOLDERS WILL BE DILUTED. IN PARTICULAR, THE SECURED CONVERTIBLE DEBT HAS A FULL RATCHET ANTI-DILUTION PROVISION THAT COULD SIGNIFICANTLY DILUTE OUR STOCKHOLDERS.

In connection with our two debt financings with Laurus, we issued a $2.5 million secured convertible note, a $1.5 million secured convertible note and warrants to Laurus. See "DESCRIPTION OF BUSINESS - Laurus Debt Investment" above. The $2.5 million note is convertible into shares of our common stock at an initial conversion price of $1.06 per share, and the $1.5 million note is convertible at an initial conversion price of $1.17 per share. At these initial conversion rates, for example, we would issue approximately 2,971,000 shares upon conversion of the $3,290,000 million owed under the notes at June 30, 2006. The actual number of shares to be issued will depend on the actual dollar amount of principal and interest being converted. In addition, each note carries a full ratchet anti-dilution provision, such that if we issue in the future convertible or equity securities (subject to certain exceptions, including stock option grants and issuances in connection with certain acquisition transactions) at a price less than the initial conversion price, the note conversion price will be automatically adjusted down to that lesser price. In addition to the conversion rights of the convertible debt, as we issue stock or convertible securities in the future, including for any future equity financing or upon exercise of any of the outstanding stock purchase warrants and stock options, those issuances would also dilute our stockholders. If any of these additional shares are issued and are sold into the market, it could decrease the market price of our common stock and could also encourage short sales. Short sales and other hedging transactions could place further downward pressure on the price of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We lease approximately 15,000 square feet of office and laboratory space in Seattle, Washington for our executive offices and laboratory. This lease has a term of ten years, expiring on October 31, 2007, and carries an average annual rental of approximately $234,000 through the remainder of the lease term subsequent to June 30, 2006.

We believe the leased premises are suitable and adequate for their current intended use. In the opinion of management, the leased premises are adequately covered by insurance.

We do not own any real property. We do not have a policy pertaining to investments in real estate. Our current practice is to invest solely in short-term money market securities.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2006.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK

Our common stock is currently quoted for trading on the OTC Bulletin Board under the symbol "PBME."

The following table shows, for each quarter of fiscal 2006 and 2005, the high and low closing sales prices as reported by the OTC Bulletin Board. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

                                                        OTC BULLETIN BOARD
                                                          High       Low
     FISCAL 2006:
     Fourth quarter, ended June 30, 2006..............   $1.46      $1.03
     Third quarter, ended March 31, 2006..............    1.98       1.15
     Second quarter, ended December 31, 2005..........    1.20       0.90
     First quarter, ended September 30, 2005..........    1.01       0.77

     FISCAL 2005:
     Fourth quarter, ended June 30, 2005..............   $1.30      $0.73
     Third quarter, ended March 31, 2005..............    1.33       0.87
     Second quarter, ended December 31, 2004..........    1.20       0.60
     First quarter, ended September 30, 2004..........    1.03       0.65


HOLDERS

As of September 30, 2006, there were 18,336,884 shares of common stock issued and outstanding, held by approximately 216 holders of record.

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

ISSUER REPURCHASES OF COMMON STOCK

In August 2006, our Board of Directors authorized us to repurchase shares of common stock up to an aggregate value of $500,000 as part of a new buyback program. The shares will be repurchased from time to time in open market transactions at our discretion, subject to market conditions and other factors. The repurchase program will occur over a period of 12 months through August 31, 2007, and may be modified, extended or discontinued at any time. There is no guarantee as to the exact number of shares that may be repurchased.

Through September 30, 2006, no repurchases have been made.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONSOLIDATED AUDITED FINANCIAL STATEMENTS AND RELATED NOTES FOR THE FISCAL YEAR ENDED JUNE 30, 2006, INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS. SEE "CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS" AND "RISK FACTORS."

OVERVIEW

We provide specialty central laboratory services to support pharmaceutical and laboratory diagnostic manufacturers in the conduct of human clinical research, for use in their drug and diagnostic product development efforts. Our clients include a number of the world's largest multi-national pharmaceutical, biotechnology and diagnostic companies. Our well-recognized specialty areas include cardiovascular disease (dyslipidemia, atherosclerosis, and coronary heart disease), diabetes (and obesity), and bone and joint diseases (osteoporosis as well as osteo and rheumatoid arthritis). Coupled with our specialty testing, we also have central laboratory capability and provide full-service central laboratory support for multi-center clinical trials, including routine safety lab tests (general chemistry, hematology, and urinalysis). Our company is a StateDelaware corporation, incorporated in May 1996, and we conduct our operations primarily through our wholly-owned subsidiary, Pacific Biometrics, Inc., a StateplaceWashington corporation.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the country-regionplaceUnited States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

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

FINANCIAL DERIVATIVES - BENEFICIAL CONVERSION FEATURE AND WARRANTS

Embedded beneficial conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments (secured convertible notes - see Note 8. Notes Payable and Note 16. Restatement) and, in all instances derivative financial instruments have been recorded as assets or liabilities and are carried at fair value, using the Black-Scholes pricing model. We record the value allocated to warrants issued with the convertible instruments, measured at fair value, using the Black-Scholes pricing model and recognized by allocating a portion of the proceeds to a derivative liability with an offset to discount on the convertible instrument. The recorded discount is amortized as interest expense using the straight-line interest method over the life of the debt.

For convertible debt and related warrants, the recorded discount is amortized as interest expense using the effective interest method over the life of the debt.

STOCK-BASED COMPENSATION

We have traditionally applied APB Opinion 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations in accounting for our stock-based employee compensation plan. Beginning with the quarter ended March 31, 2006, we adopted the provisions of SFAS No. 123(R), "ACCOUNTING FOR STOCK-BASED COMPENSATION." For the fiscal year ended June 30, 2006 and June 30, 2005, we granted 125,000 (granted prior to March 31, 2006) and 253,000, respectively, of incentive-based stock options under incentive compensation plans. For prior reporting periods, had compensation cost been determined based on the fair value of stock options granted in a manner consistent with the method promulgated by SFAS No. 123, our net loss and loss per share would have been changed to the pro forma amounts as reported in our financial statements the fiscal year ended June 30, 2006 and June 30, 2005. We will continue to disclose on a pro forma basis according to SFAS No. 123 during the transition period to be in accordance with SFAS No. 123(R).

BAD DEBT ALLOWANCE

We endeavor to assess and monitor the creditworthiness of our clients to which we grant credit terms in the ordinary course of business. We maintain a provision for doubtful accounts to provide for the possibility that amounts due to us may not be collected. As of June 30, 2006, the allowance for bad debt was approximately 2% of our total accounts receivable. This bad debt provision is monitored on a monthly basis and adjusted as circumstances warrant. As the recorded bad debt provision is based upon management's judgment, actual bad debt write-offs may be greater or less than the amount recorded. Historically bad debt write-offs have not been material.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30, 2006 AND 2005
(RESTATED)

REVENUE:

                                     YEARS ENDED
Dollars in thousands,                  JUNE 30,
rounded to nearest thousand        2006       2005            $        %
                                           (RESTATED)       Change   Change
                                ---------------------      -----------------
REVENUE                          $10,750     $3,230         $7,520    233%


Our revenue is primarily generated from clinical pharmaceutical trials testing services and from diagnostic services. The approximately 233% increase in fiscal 2006 revenue over fiscal 2005 was primarily attributable to an increase in the size and number of clinical pharmaceutical trials testing and diagnostic testing services we performed. This increase reflects the significant increases in revenue and open work orders we have been experiencing over five of the past six quarters. We have made significant investments in our business development initiatives over the last two fiscal years that have been responsible for a significant portion of the revenue increase. A portion of this increased revenue was expected to be realized in the fourth quarter of fiscal 2005. However, the clinical pharmaceutical trials testing and diagnostic testing services that we provide are many times subject to setup and initiation delays that change our planned revenues. These revenues were realized in the third and fourth quarters of fiscal 2006. We also saw a significant increase in referral business from other laboratories during this time period.

The overall revenue increase for the fiscal year ended June 30, 2006 reflects revenue increases throughout the fiscal year. Combined revenue for the first quarter for the fiscal year ended June 30, 2006 showed an increase of approximately $1,400,000 over the comparable quarter in the prior fiscal year. Each successive quarter for fiscal 2006, second through fourth, showed an approximate increase in revenue of at least $2,000,000 over the comparable quarters in the prior fiscal year. We have previously experienced quarterly fluctuations in revenue that were above or below previous fiscal years' revenues. Typically our revenue fluctuations are primarily explained by the timing between our work on testing and open work orders, and prior work orders having been completed or terminated.

Historically, our largest two clients in any individual fiscal year have represented in excess of 50% of our revenue. During the fiscal year ended June 30, 2006, our top two clients represented 50% of our revenue as compared to 40% during the fiscal year ended June 30, 2005. Our largest client in fiscal 2006 individually accounted for approximately 36% and 23% of our total revenue in fiscal 2006 and 2005, respectively, while our largest client in fiscal 2005 accounted for approximately 23% and 36% of our total revenue in fiscal 2005 and 2004, respectively. Revenue from our five largest clients represented approximately 74% and 67% of total revenue in fiscal 2006 and 2005, respectively.

LABORATORY EXPENSE AND COST OF GOODS SOLD:

                                     YEARS ENDED
Dollars in thousands,                  JUNE 30,
rounded to nearest thousand        2006       2005            $        %
                                           (RESTATED)       Change   Change
                                ---------------------      -----------------
LABORATORY EXPENSE AND
COST OF GOODS SOLD                $5,161     $2,456         $2,705    110%

PERCENTAGE OF REVENUE                48%        76%


For the comparable fiscal years ended June 30, 2006 and 2005, laboratory expense and cost of goods sold increased approximately 110%. As a percentage of revenue, laboratory expense and cost of goods sold decreased in fiscal 2006 to approximately 48% from approximately 76% in fiscal 2005. The relative decrease in laboratory expense and cost of goods sold as a percentage of revenue was primarily the result of the significant increase in revenues over the comparable periods and the fixed components of laboratory expense and cost of goods sold.

Laboratory expense and cost of goods sold consist primarily of payment of salaries and related benefits to employees performing analysis of clinical trial samples, the cost of supplies for analysis of clinical trial samples, payments to subcontractors of laboratory services, and other expenses such as payment of business and occupation taxes. During the fiscal years ended June 30, 2006 and 2005, respectively, salaries and related benefits accounted for approximately 35% and 42% of total laboratory expense and cost of goods sold, lab supplies were approximately 42% and 30%, and outside services were approximately 6% and 4%. The 194% increase in outside services resulted from approximately $315,000 we paid for outside services during fiscal 2006 compared to approximately $107,000 for outside services for fiscal 2005. Approximately 60% of the amount paid for outside services was a pass-through expense for a single referral lab study. Laboratory salaries and related benefits increased approximately 74% to $1,791,000 from $1,030,000 for the fiscal years ended June 30, 2006 and 2005, respectively. The majority of hiring in the laboratory area was for laboratory technicians, data managers, and project managers to address the significant increase in testing volume that produced the substantially increased revenues for fiscal 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

                                     YEARS ENDED
Dollars in thousands,                  JUNE 30,
rounded to nearest thousand        2006       2005            $        %
                                           (RESTATED)       Change   Change
                                ---------------------      -----------------
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE           $3,696      $2,819          $877      31%

PERCENTAGE OF REVENUE               34%         87%


Our selling, general and administrative expense consists primarily of compensation for our executive officers, board members and other selling, general and administrative personnel, compensation income (expense) on our stock options, legal and accounting fees, and payments under consulting arrangements.

For the comparable years ended June 30, 2006 and 2005, respectively, selling, general and administrative expense increased approximately 31% to approximately $3,696,000 from $2,819,000. As a percentage of revenue, selling, general and administrative expenses were approximately 34% and 87%, respectively, for the comparable fiscal years ended June 30, 2006 and 2005.

The dollar increase in our selling, general and administrative expenses for the comparable periods is due in large part to salaries and benefits for management, sales and administrative personnel, which increased approximately $623,000. The increase in our selling, general and administrative expenses for the comparable periods is also due to a change in auditors in December 2004 that required both auditors' approval and expense through the period ended December 31, 2005. We accrued approximately $171,000 for audit fees for an internal-audit of Washington State business and occupation taxes (resulting in tax refunds of approximately $271,000 as described in "Other Expense" below), investor relations program with IRG which we commenced in January 2005, increases in advertising expense and outside consulting services for fiscal year 2006. We had decreased expenses for legal, recruiting, other outside services, insurance, printing, while expenses associated with bonuses, restricted share grants, recruiting, trade shows and travel all increased for the comparable periods.

RESEARCH AND PRODUCT DEVELOPMENT:

                                        YEARS ENDED
Dollars in thousands,                     JUNE 30,
rounded to nearest thousand           2006       2005            $        %
                                              (RESTATED)       Change   Change
                                   ---------------------      -----------------
RESEARCH AND PRODUCT DEVELOPMENT      $46         $114          $(68)    (60)%

PERCENTAGE OF REVENUE                  0%           4%

Research and development expenses consist mainly of our expenditures incurred in connection with development of our LIDA and cell viability technology that is held by our subsidiary, PBI Technology.

For the comparable fiscal years ended June 30, 2006 and 2005, research and product development expenses decreased approximately 60% to approximately $46,000 from $114,000. The decrease was primarily the result of decreased compensation expense as a result of fewer employees in research and product development in the current year period over the comparable prior year period. For the fiscal year ended June 30, 2006, the research and product development expenses consist of depreciation charges for laboratory instruments. For the fiscal year ended June 30, 2005, we had increased costs of $85,000 associated with our agreement with Utek Corporation, which we entered into September 30, 2005, for Utek to assist us in identifying one or more licensing, royalty or asset sale opportunities for the technology assets held by PBI Technology. We terminated this agreement in June 2005.

We anticipate that we will continue to incur research and development expenses related to the technology held by PBI Technology. However, if we are unable to increase revenue or raise additional funding to continue to fund our existing research and development efforts, we will seek to further reduce our research and development efforts and expenses.

OTHER EXPENSE:

                                        YEARS ENDED
Dollars in thousands,                     JUNE 30,
rounded to nearest thousand           2006       2005            $        %
                                              (RESTATED)       Change   Change
                                   ---------------------      -----------------
OTHER EXPENSE                       $(1,667)     $(821)        $(846)    103%

PERCENTAGE OF REVENUE                  (16)%      (25)%


Total other expense increased 103% to approximately $1,667,000 from expense of approximately $821,000 during the fiscal years ended June 30, 2006 and 2005, respectively. There were three major components of other expense in the year ended June 30, 2006 associated with the Laurus 2004 and 2005 Notes. We recorded cash interest expense, approximately $339,000 and $229,000, paid on the 2004 and 2005 Notes, and we recorded approximately $771,000 and $144,000 of non-cash expense related to the amortization of the intrinsic value of the warrants associated with both notes. As of June 30, 2006, approximately $1,648,000 of the beneficial conversion feature and warrant discount remained unamortized. Because of the extension and deferral of interest on the 2004 and 2005 Notes, we adjusted the amortization schedule of the intrinsic value of the beneficial conversion and will be amortized at approximately $64,000 per month, using the straight-line method, over the remaining life of the 2004 and 2005 Notes or upon their earlier conversion. (See Note 8 to Notes to Consolidated Financial Statements -- DEFERRAL & EXTENSION OF SECURED CONVERTIBLE NOTES). We entered into the financing arrangements with Laurus effective May 28, 2004 and January 31, 2005, so we had approximately $423,000 in comparable expenses related only to the May 2004 secured convertible note for the comparable twelve month period ended June 30, 2005.

The second component is we have changed accounting regarding treatment of derivatives. In fiscal years 2004 and 2005, we estimated the valuation of the beneficial conversion feature and the warrants for the May 2004 and January 2005 Notes in accordance with EITF 00-27 and EITF 98-5, using the Black-Scholes pricing model and other assumptions deemed reasonable by management. We corrected our accounting for derivative financial instruments, for the May 2004 and January 2005 Notes, to conform to the requirements of Statements of Accounting Standards No. 133, as amended, and Financial Accounting Standards Board Emerging Issues Task Force (EITF) No. 00-19. Embedded beneficial conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments, the May 2004 and January 2005 Notes, and, in all instances derivative financial instruments have been recorded as assets or liabilities and are carried at fair value. We restated prior fiscal years results to conform to the requirements of the Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. Net fair value adjustments included in earnings (loss) related to these instruments amounted to $298,616 and ($265,928) for the fiscal year ending June 30, 2006 and 2005, respectively. Accordingly, the balances for fiscal years 2004 and 2005 have been restated and balances for fiscal 2006 correctly accounted for. See Note 16 to Notes to Consolidated Financial Statements - Restatement (FINANCIAL DERIVATIVES).

The third major component of other expense associated with Laurus related to the approximately $293,500 in fees and expenses related to the 2004 Note, and approximately $168,000 in fees and expenses in the fiscal year ended June 30, 2005, related to the 2005 Note. We are amortizing these fees to deferred financing costs over the amended 48-month life of each note, resulting in approximately $107,000 of expense recognized for the fiscal year ended June 30, 2006 compared to approximately $116,000 of expense recognized as of June 30, 2005. For fiscal 2006, we expect to continue to amortize these expenses at the rate of approximately $9,000 per month, or $27,000 per quarter.

Another major component of other expense for fiscal 2006 was approximately $1,079,000 of warrant expense associated with our private placement of common stock and warrants in March and April 2006, for which we had no comparable expense in fiscal 2005. The warrant expense associated with our private placement of common stock and warrants is a one-time charge in the fiscal year ended June 30, 2006, without any remaining amounts to be amortized in future periods.

For fiscal 2006, our net "other expense" also included approximately $271,000 in Washington state sales and business and occupation tax refunds (which accrued from a review of past years tax remittances and application of new apportionment rules where we incurred approximately $171,000 of expense for the audit, as described in Selling, General and Administrative Expense above), and approximately $7,000 from warrant expense associated with our Franklin Funding equipment financing.

NET INCOME (LOSS):

                                        YEARS ENDED
Dollars in thousands,                     JUNE 30,
rounded to nearest thousand           2006       2005            $        %
                                              (RESTATED)       Change   Change
                                   ---------------------      -----------------
NET INCOME (LOSS)                     $179     $(2,980)        $3,159    1764%

PERCENTAGE OF REVENUE                   2%        (92)%

We had a net income of approximately $179,000 in fiscal 2006 compared to a net loss of approximately $2,980,000 in fiscal 2005. This increase to net income, from net loss, is principally due to a significant increase in revenue during fiscal 2006 and increases in gross margin in excess of large dollar increases in our selling, general and administrative expenses and changes to accounting for derivatives in other expenses. As a percentage of revenue, all expense categories declined. In addition, our net income position was favorably impacted by a gain from adjustment to fair value of the derivative instruments during fiscal 2006. These positive impacts to net income in fiscal 2006 were partially offset by the warrant expense associated with our private placement in March and April 2006.

EARNINGS BEFORE TAXES, INTEREST, DEPRECIATION, AND AMORTIZATION (EBITDA):

                                        YEARS ENDED
Dollars in thousands,                     JUNE 30,
rounded to nearest thousand           2006       2005            $        %
                                              (RESTATED)       Change   Change
                                   ---------------------      -----------------
EBITDA                               $1,723    $(2,249)        $3,972    177%

PERCENTAGE OF REVENUE                   16%       (70)%


EBITDA is an alternative view of earnings performance used by management which is a non-GAAP (generally accepted accounting principles) financial measure. However, we have added the EBITDA metric to our financial reporting for fiscal 2006 because we believe this metric more clearly illustrates company performance and we use it for internal reporting and budgeting, as well as for reviewing competitor's performance. We believe that investors' understanding of our company performance is enhanced by disclosing this metric. EBITDA is an income measure that provides a view of our operations without including certain non-cash charges and certain expenses, specifically interest, taxes, depreciation and amortization. In particular, this measure eliminates the charge to net income due to the beneficial conversion feature on the Laurus convertible debt, as well as amortized warrant costs from our Franklin Funding equipment financing for the fiscal years 2006 and 2005 (see Note 8 to Notes to Consolidated Financial Statements). These non-cash, non-operating charges have varied significantly from year to year, making comparisons of our operating performance more difficult. The EBITDA measure is not a substitute for GAAP Net Income, and should not be viewed as such.

We had positive EBITDA of approximately $1,723,000 compared to negative EBITDA of approximately $2,249,000 in fiscal 2005. This significant EBITDA improvement in EBITDA is primarily the result of the significant increase in revenue during fiscal 2006 and an increase in gross margin in excess of large dollar increases in our selling, general and administrative expenses and other expenses.

A reconciliation of EBITDA income and GAAP Net Income is provided below.

RECONCILIATION OF EBITDA INCOME (LOSS) TO GAAP NET INCOME:
--------------------------------------------------------------------------------
Dollars in thousands,                                           YEARS ENDED
rounded to nearest thousand                                       JUNE 30,
                                                         -----------------------
                                                           2006         2005
                                                                     (RESTATED)
--------------------------------------------------------------------------------

GAAP NET EARNINGS (LOSS)                                    $179      $(2,980)

Interest expense                                             402          317
Interest expense from amortization of beneficial
conversion feature and warrants                              771          145
Amortized Finance Costs                                      107          116
Depreciation and Amortization                                257          153
Amortized Options & Warrants                                   7          --

EBITDA                                                    $1,723      $(2,249)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES:

We had significant improvement in revenues and net operating income for the fiscal year ended June 30, 2006, compared to significant net operating losses for the fiscal year ended June 30, 2005. By comparison, revenues for the fiscal year ended June 30, 2005 were significantly lower than those in the comparable prior fiscal years. While revenues have increased to a record level for fiscal 2006, we have experienced significant volatility in our revenues over the past several years. We may experience significant losses and our cash and working capital position will be adversely impacted if our revenues decrease significantly in future periods. Our operations historically have been funded through revenues generated from operations and from the sale and issuance of our common stock, preferred stock and debt.

At June 30, 2006, our cash and cash equivalents were approximately $5,498,000, compared to approximately $1,439,000 at June 30, 2005. The increase in our cash and equivalents is primarily attributable to our private placement of common stock and warrants in March and April 2006. To a lesser degree the net increase in our cash and cash equivalents is the result of: (a) an increase in advances from customers, (b) an increase in our accounts payables, and (c) increase in secured convertible note - current portion. These items were more than offset as a the result of: (i) increases in accounts receivable, (ii) decreases in accrued liabilities, (iii) decreases in other notes payable - current portion.

At June 30, 2006, we had approximately $1,978,000 in accounts receivable, compared to approximately $608,000 as of June 30, 2005, reflecting the timing of revenues billed and collected. We generally have a high collectibility rate on our accounts receivable, no bad debt in the last two fiscal years, and our allowance for doubtful accounts is only $32,100 which we believe is reasonable based on our past experience. Our accounts receivable generally reflect our billings, and may include one or several individually large customer receivables from time to time.

Total liabilities recorded on our balance sheet as of June 30, 2006 were approximately $6,668,000 compared to approximately $6,881,000 as of June 30, 2005. The slight decrease in liabilities was the result of decreases in our other notes payable, accounts payable and capital lease obligations, and a slight decrease in our secured Laurus convertible debt net of the beneficial discount for the 2004 and 2005 Notes. This was offset by increases in customer advances, an increase in accrued liabilities and capital lease obligations. Significant components of our liabilities include the 2004 and 2005 Notes with Laurus, and, to a lesser degree, our prior borrowings in fiscal 2006 under our $500,000 credit facility with Franklin Funding, $350,000 of which has been utilized. As required by U.S. generally accepted accounting principles, the liability we recorded for the 2004 and 2005 Notes reflected a discount from the face value of the notes by approximately $1,648,000, related to the valuation of the beneficial conversion feature and the warrants. During the fiscal year ended June 30, 2006, Laurus converted $646,600 of the principal amount due on the 2004 Note compared to $63,600 of the principal amount converted during the fiscal year ended June 30, 2005. As of June 30, 2006 the remaining principal balance on the 2004 Note was $1,789,800. No amounts of the 2005 Note have been converted, and as of June 30, 2006 the remaining principal balance on the 2005 Note was $1,500,000. Accordingly, if the discount to face value is disregarded, our total liabilities as of June 30, 2006 and June 30, 2005, respectively, would be approximately $5,763,000 and $6,449,000.

At June 30, 2006, we had positive working capital of approximately $4,375,000, compared to a negative working capital of approximately ($20,000) at June 30, 2005. The approximately $4,394,000 increase in working capital is attributable to several changes in the components of working capital. Changes providing favorable impact include increases in accounts receivable, prepaid expenses, deferred financing costs related to the 2004 and 2005 Notes, along with decreases in accounts payable, and decreases in our current notes payable and the current portion (net of discounts), payable on our 2004 and 2005 Notes.

Net cash provided in operating activities was approximately $681,000 for the fiscal year ended June 30, 2006, used primarily to facilitate our purchases of capital equipment. For the fiscal year ended June 30, 2006, net cash used in operations included the effect of approximately $771,000 of amortization related to the 2004 and 2005 Notes, approximately $257,000 in depreciation and amortization. Our investing activities used approximately $513,000 for the fiscal year ended June 30, 2006 primarily for the purchase of capital equipment related to our laboratory information system discussed above. Cash flows provided in financing activities included approximately $3,891,000 consisting primarily of approximately $350,000 in borrowings under our note payable with Franklin Funding and approximately $3,963,000 in net proceeds from our private placement of common stock and warrants in March and April 2006. We made payments of approximately $422,000 on notes payable and on capital lease obligations.

As described above, we experienced a significant increase in revenue for the year ended June 30, 2006, and we incurred a net loss. We have realized an improvement of our cash and working capital position from operations, and we expect these trends will continue during fiscal 2007, at approximately the same rate. Our cash position also improved from the net proceeds from our private placement of common stock and warrants. In fiscal 2007 we will continue to actively pursue business development and marketing activities to broaden our client and revenue base, and we anticipating make additional investments from time to time in our technology infrastructure, operations and other areas of our business. These efforts will use significant amounts of time, effort and funding. Our efforts to improve our operations and increase revenue may not be successful.

Because of the extension and deferral of interest on the 2004 and 2005 Notes, we expect that our current cash, current assets and any cash flows from operations will be sufficient to fund operations through fiscal 2008. (See "Note 8 to Consolidated Financial Statements" included in this Report). However, any decreases in revenue would adversely affect our financial condition, and we may need to seek additional capital during fiscal 2007. We may not be able to raise sufficient financing, whether debt or equity. We have no additional amounts available to us under our Franklin Funding credit facility, and we do not have any other credit facility in place. In addition, based on the terms of the Laurus debt financings, raising additional capital may be difficult or highly dilutive to existing stockholders.

ITEM 7. FINANCIAL STATEMENTS.

Financial Statements are listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB, beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. CONTROLS AND PROCEDURES.

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

There has been no change in our internal control over financial reporting in connection with this evaluation that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In response to the Sarbanes-Oxley Act of 2002, we are continuing a comprehensive review of our disclosure procedures and internal controls and expect to make minor modifications and enhancements to these controls and procedures.

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

The other information called for by Part III, Item 9, will be included in our proxy statement relating to our 2006 annual meeting of stockholders, and is incorporated herein by reference. The proxy statement will be filed within 120 days of June 30, 2006, our fiscal year end.

ITEM 10. EXECUTIVE COMPENSATION

Information called for by Part III, Item 10, will be included in our proxy statement relating to our 2006 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

Certain information called for by Part III, Item 11, will be included in our proxy statement relating to our 2006 annual meeting of stockholders, and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of June 30, 2006, regarding our common stock that may be issued upon the exercise of options, warrants and other rights under our equity compensation plans. See also "Notes 12 and 13 to Consolidated Financial Statements" included in this Report.

                                        (A)
                                   No. of Shares                  (B)                       (C)
                                    to be Issued            Weighted Average       No. of Shares Available
                                  Upon Exercise of          Exercise Price of        for Future Issuance,
                                Outstanding Options,      Outstanding Options,       excluding securities
Plan Category                   Warrants and Rights        Warrants and Rights     reflected in Column (a)
-------------                   -------------------        -------------------     -----------------------
Equity Compensation Plans
Approved by Stockholders (1)          1,493,207                   $0.82                      306,793


Equity Compensation Plans                                 No options, warrants,
Approved by Stockholders (2)                             and rights issued as of
                                      3,000,000               June 30, 2006                3,000,000

Equity Compensation Plans Not
Approved by Stockholders              4,498,492                   $1.22                         --

   TOTAL                              8,991,699                   $1.12                    3,306,793

(1)  Consists solely of the Pacific Biometrics, Inc. 1996 Stock Incentive Plan.
(2)  Consists solely of the Pacific Biometrics, Inc. 2005 Stock Incentive Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information called for by Part III, Item 12, will be included in our proxy statement relating to our 2006 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 13. EXHIBITS.


 EXHIBIT
   NO.                               DESCRIPTION
---------     ------------------------------------------------------------------

  3.1(1)      Amended and Restated Certificate of Incorporation of the Company,
              as amended - includes (a) Amended and Restated Certificate of
              Incorporation dated July 9, 1996, (b) Certificate of Amendment to
              Certificate of Designation for Series A Convertible Preferred
              Stock, dated as of August 28, 2002, (c) Certificate of Amendment to Restated Certificate of Incorporation, dated February 14, 2003, and (d) Certificate of Designation for Series B Convertible
              Preferred Stock, dated as of March 6, 2003
  3.2(2)      Amended and Restated By-Laws of the Company
  4.1(2)      Specimen Stock Certificate
  10.1A(3)    1996 Stock Incentive Plan, as amended
  10.1B(11)   Form of stock option agreement (for employees and officers) under
              1996 Stock Incentive Plan
  10.1C(11)   Form of stock option agreement (for directors) under 1996 Stock
              Incentive Plan
  10.2A(16)   2005 Stock Incentive Plan
  10.2B**     Form of stock option agreement under 2005 Stock Incentive Plan
  10.2C**     Form of restricted stock award agreement under 2005 Stock
              Incentive Plan
  10.3A(15)   Executive Employment Agreement, dated June 1, 2006, between
              Pacific Biometrics, Inc. and Ronald R. Helm
  10.3B(17)   First Amendment to Executive Employment Agreement, between Pacific
              Biometrics, Inc. and Ronald R. Helm
  10.4++(12)  Employment Agreement, dated October 1, 2004, by and between the
              Company and Dr. Elizabeth Leary
  10.5(4)     Office Lease, dated April 23, 1997, between Tom Kane and Elsa Kane and the Company
  10.6(5)     Asset Purchase Agreement, dated as of June 27, 2002, among the
              Company, PBI-WA and Saigene Corporation
  10.7(6)     Amendment Number One to Asset Purchase Agreement, dated as of
              August 28, 2002, among the Company, Saigene Corporation, and
              PBI-WA

  10.8(3)     Option Agreement, dated August 28, 2002, between the Company and
              Saigene Corporation
  10.9(10)    Common Stock Purchase Warrant issued by the Company in favor of
              Source Capital Group, Inc.
  10.10(7)    Amended and Restated Financing Agreement, dated as of October 1,
              2002, among the Company, Transamerica Technology Finance
              Corporation, successor in interest to Transamerica Business Credit
              Corporation, and Saigene Corporation
  10.11(7)    Restructure Agreement, dated as of October 1, 2002, among the
              Company, Transamerica Technology Finance Corporation, successor in interest to Transamerica Business Credit Corporation, and Saigene
              Corporation
  10.12(7)    Amendment to Warrant Agreements, dated as of October 1, 2002, among the Company, Transamerica Technology Finance Corporation,
              successor in interest to Transamerica Business Credit Corporation, and Saigene Corporation
  10.13(7)    Promissory Note, dated as of October 1, 2002, in the principal amount of $245,000 in favor of Transamerica Technology Finance
              Corporation
  10.14(7)    Investment Agreement, dated as of December 19, 2002, between
              Saigene Corporation and the Company
  10.15(8)    Securities Purchase Agreement, dated May 28, 2004 between the
              Company and Laurus Master Fund, Ltd.
  10.16(8)    $2.5 Million Secured Convertible Term Note, dated May 28, 2004, made by the Company in favor of Laurus Master Fund, Ltd.
  10.17(8)    Master Security Agreement dated May 28, 2004, among the Company,
              BioQuant, Inc., Pacific Biometrics, Inc., a placeStateWashington corporation, PBI Technology, Inc., and Laurus Master Fund, Ltd.
  10.18(8)    Registration Rights Agreement, dated May 28, 2004, between the
              Company and Laurus Master Fund, Ltd.
  10.19(8)    Common Stock Purchase Warrant, dated May 28, 2004, issued by the
              Company in favor of Laurus Master Fund, Ltd. for 681,818 shares of common stock.
  10.20(8)    Subsidiary Guaranty dated May 28, 2004, among Pacific Biometrics,
              Inc., a placeStateWashington corporation, BioQuant, Inc., and PBI
              Technology, Inc.
  10.21(8)    Stock Pledge Agreement dated May 28, 2004, between the Company and
              Laurus Master Fund, Ltd.
  10.22(13)   Amendment No. 1 and Waiver, dated January 31, 2005, between the
              Company and Laurus Master Fund, Ltd.
  10.23(13)   Amendment No. 2, dated January 31, 2005, among the Company,
              Pacific Biometrics, Inc., a placeStateWashington corporation,
              BioQuant, Inc., PBI Technology, Inc. and Laurus Master Fund, Ltd.
  10.24(13)   Securities Purchase Agreement, dated January 31, 2005 between the
              Company and Laurus Master Fund, Ltd.
  10.25(13)   $1.5 Million Secured Convertible Term Note, dated January 31,
              2005, made by the Company in favor of Laurus Master Fund, Ltd.
  10.26(13)   Registration Rights Agreement, dated January 31, 2005, between the
              Company and Laurus Master Fund, Ltd.
  10.27(13)   Common Stock Purchase Warrant, dated January 31, 2005, issued by the Company in favor of Laurus Master Fund, Ltd. for 326,087 shares of common stock.
  10.28(14)   Amendment No. 1, dated May 6, 2005, between Pacific Biometrics,
              Inc. and Laurus Master Fund, Ltd.
  10.29(14)   Amendment No. 2, dated May 6, 2005, between Pacific Biometrics,
              Inc. and Laurus Master Fund, Ltd.
  10.30(14)   Common Stock Purchase Warrant, dated May 6, 2005, issued by
              Pacific Biometrics, Inc. in favor of Laurus Master Fund, Ltd. for
              1,000,000 shares of common stock.
  10.31(18)   Loan and Security Agreement, dated November 3, 2005, between
              Pacific Biometrics, Inc. and Franklin Funding, Inc.
  10.32(19)   Form of Unit Subscription Agreement for March 2006 private placement
  10.33(19)   Form of Common Stock Purchase Warrant for March 2006 private placement
  14.1(11)    Code of Ethics for Financial Officers
  21.1(9)     Subsidiaries of Pacific Biometrics, Inc.

  23.1**      Consent of Williams & Webster P.S.
  31.1**      Certification by Ronald R. Helm, Chief Executive Officer
  31.2**      Certification by John P. Jensen, Controller
  32.1**      Certification by Ronald R. Helm, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2**      Certification by John P. Jensen, Controller, pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002
------------------------
  **      Filed herewith
  ++ Portions of the marked exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.
  (1)     Incorporated by reference to Exhibits of Registrant's Quarterly
          Report on Form 10-QSB for the quarter ended March 31, 2003, filed on May 15, 2003.
  (2)     Incorporated by reference to Exhibits of Registrant's
          Pre-Effective Amendment No. 1 to Registration Statement on Form
          SB-2, Registration No. 333-11551, filed on October 11, 1996.
  (3)     Incorporated by reference to Exhibits of Registrant's Annual
          Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed on September 29, 2003.
  (4)     Incorporated by reference to Exhibits of Registrant's Annual
          Report on Form 10-KSB for the fiscal year ended June 30, 1997, filed on September 29, 1997.
  (5)     Incorporated by reference to Exhibits of Registrant's Current
          Report on Form 8-K filed on July 3, 2002.
  (6)     Incorporated by reference to Exhibits of Registrant's Current
          Report on Form 8-K filed on September 6, 2002.
  (7)     Incorporated by reference to Exhibits of Registrant's Quarterly
          Report on Form 10-QSB for the quarter ended December 31, 2002, filed on February 14, 2003.
  (8)     Incorporated by reference to Exhibits of Registrant's Current
          Report on Form 8-K filed on June 7, 2004.
  (9)     Incorporated by reference to Exhibits of Registrant's Quarterly
          Report on Form 10-QSB for the quarter ended March 31, 2004, filed on May 14, 2004.
  (10) Incorporated by reference to Exhibits of Registrant's Registration Statement on Form SB-2, Registration No. 333-116968, filed on June
          29, 2004.
  (11)    Incorporated by reference to Exhibits of Registrant's Annual
          Report on Form 10-KSB for the fiscal year ended June 30, 2004, filed on September 23, 2004.
  (12)    Incorporated by reference to Exhibits of Registrant's Quarterly
          Report on Form 10-QSB for the quarter ended September 30, 2004, filed on November 15, 2004.
  (13)    Incorporated by reference to Exhibits of Registrant's Current
          Report on Form 8-K filed on February 1, 2006.
  (14)    Incorporated by reference to Exhibit of Registrant's Current
          Report on Form 8-K filed on May 10, 2005.
  (15)    Incorporated by reference to Exhibit of Registrant's Current
          Report on Form 8-K filed on June 7, 2005.
  (16) Incorporated by reference to Appendix A of Registrant's Definitive Proxy Statement on Schedule 14A filed on October 25, 2005.
  (17)    Incorporated by reference to Exhibit of Registrant's Current
          Report on Form 8-K filed on September 5, 2006.
  (18)    Incorporated by reference to Exhibit of Registrant's Current
          Report on Form 8-K filed on November 7, 2005.
  (19)    Incorporated by reference to Exhibit of Registrant's Current
          Report on Form 8-K filed on March 13, 2006.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Part III, Item 14, will be included in our proxy statement relating to our 2006 annual meeting of stockholders, and is incorporated herein by reference.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 3, 2006.


                                       PACIFIC BIOMETRICS, INC.


                                       By: /s/ Ronald R. Helm
                                           ------------------------
                                           Ronald R. Helm
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                    CAPACITIES                       DATE
        ---------                    ----------                       ----

/s/ Ronald R. Helm             Chief Executive Officer,          October 3, 2006
--------------------------     President, and Director
Ronald R. Helm                 (PRINCIPAL EXECUTIVE OFFICER)


/s/ John P. Jensen             Controller                        October 3, 2006
--------------------------     (PRINCIPAL FINANCIAL OFFICER
John P. Jensen                 AND PRINCIPAL ACCOUNTING
                               OFFICER)


/s/ Terry M. Giles             Director                          October 3, 2006
--------------------------
Terry M. Giles


/s/ Paul G. Kanan              Director                          October 3, 2006
--------------------------
Paul G. Kanan


/s/ Richard W. Palfreyman      Director                          October 3, 2006
--------------------------
Richard W. Palfreyman


/s/ Curtis J. Scheel           Director                          October 3, 2006
--------------------------
Curtis J. Scheel

                            PACIFIC BIOMETRICS, INC.

                            Form 10-KSB Annual Report


                   Index to Consolidated Financial Statements


                                                                          Page
                                                                          ----

Report of Independent Registered Public Accounting Firm                    F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets as of June 30, 2006 and 2005              F-3

     Consolidated Statements of Operations for the years ended
         June 30, 2006 and 2005                                            F-4

     Consolidated Statements of Cash Flows for the years ended
         June 30, 2006 and 2005                                            F-5

     Consolidated Statement of Stockholders' Equity (Deficit) for
         the years ended June 30, 2006 and 2005                            F-6


     Notes to Consolidated Financial Statements                            F-7

[LOGO]                      Williams & Webster, P.S.
               Certified Public Accountants & Business Consultants

--------------------------------------------------------------------------------

Pacific Biometrics, Inc.
Seattle, WA


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited the accompanying balance sheets of Pacific Biometrics, Inc. as of June 30, 2006 as of 2005, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Biometrics, Inc. as of June 30, 2006 and 2005 and the results of its operations, stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 16, subsequent to the issuance of the Company's June 30, 2005 financial statements, management became aware of errors related to the accounting for its derivative financial instruments. Accordingly, adjustments have been made to the accompanying financial statements as of June 30, 2005 to correct these errors.


/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
September 30, 2006


      Members of Private Companies Practice Section, SEC Practice Section,
                                AICPA and WSCPA
              Bank of America Financial Center - 601 W Riverside,
                         Suite 1940 - Spokane, WA 99201
      Phone (509) 838-5111 - Fax (509) 838-5114 - www.wi/liams-webster com

                            PACIFIC BIOMETRICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,

                                                                                     2006              2005
                                                                                                    (RESTATED)
                                                                                 ------------      ------------
                                    ASSETS
Current assets:
    Cash and cash equivalents                                                    $  5,497,737      $  1,438,543

    Accounts receivable, net of allowance for doubtful
          accounts of $32,100 and $22,100, respectively                             1,977,589           607,867
    Other receivables                                                                 258,263             2,020
    Prepaid expenses and other assets                                                 363,966           601,444
    Deferred financing cost on secured convertible notes - current portion            107,170           107,170
                                                                                 ------------      ------------
          Total current assets                                                      8,204,725         2,757,044

Property and equipment, net                                                           693,231           437,436

Other assets:
    Deferred financing cost on secured convertible notes - long-term portion          125,617           232,787
                                                                                 ------------      ------------

                                                                                 ------------      ------------
          Total assets                                                           $  9,023,573      $  3,427,267
                                                                                 ============      ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                             $    549,517      $    438,342
    Accrued liabilities                                                               499,858           846,267
    Advances from clients                                                             966,573           697,561
    Capital lease obligations - current portion                                        51,994            51,994
    Secured convertible notes - current portion                                       923,129            83,333
    Compound embedded derivative liability - current portion                          800,239           327,110
    Other notes payable - current portion                                              38,148           331,429
                                                                                 ------------      ------------
          Total current liabilities                                                 3,829,458         2,776,036

Capital lease obligations - long-term portion                                          56,500           108,493
Secured convertible notes - long-term portion, net of unamortized fair value assigned to beneficial conversion feature and warrants of $1,648,210 and
    $2,419,639, respectively                                                          718,461         1,433,428

Compound embedded derivative liability - long-term portion                          1,752,994         2,524,739
Other notes payable - long-term portion                                               310,938            38,148
                                                                                 ------------      ------------
          Total liabilities                                                         6,668,351         6,880,844
                                                                                 ------------      ------------

Commitments and contingencies                                                            --                --


Stockholders' equity (deficit):
    Preferred stock, Series A convertible $0.01 par value, 5,000,000 shares authorized, 0 shares and 1,550,000 shares issued and outstanding 2006
       and 2005, respectively, liquidation preference of $2.00 per share                 --              15,500
    Common stock, $0.01 par value, 30,000,000 shares authorized,
       18,336,884 and 13,325,705 shares issued and outstanding, respectively          355,098           304,985
    Additional paid-in capital                                                     27,921,488        22,326,406
    Accumulated deficit                                                           (25,919,941)      (26,099,044)
                                                                                 ------------      ------------
    Treasury stock                                                                     (1,423)           (1,423)
                                                                                 ------------      ------------
          Total stockholders' equity (deficit)                                      2,355,222        (3,453,577)
                                                                                 ------------      ------------

          Total liabilities and stockholders' equity (deficit)                   $  9,023,573      $  3,427,267
                                                                                 ============      ============


          The accompanying notes are an integral part of these consolidated financial statements.

                                  PACIFIC BIOMETRICS, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                    YEARS ENDED JUNE 30,

                                                                      2006              2005
                                                                                     (RESTATED)
                                                                  ------------      ------------

Revenues                                                          $ 10,750,023      $  3,230,374
                                                                  ------------      ------------

Laboratory expense and cost of goods sold                            5,161,011         2,456,295
                                                                  ------------      ------------

          Gross profit                                               5,589,012           774,079
                                                                  ------------      ------------

Operating expenses:
    Research and product development                                    46,283           113,741
    Selling, general and administrative                              3,696,284         2,819,249
                                                                  ------------      ------------

Operating income (loss)                                              1,846,445        (2,158,911)
                                                                  ------------      ------------

Other income (expense):
  Interest expense                                                    (402,072)         (317,267)
  Interest expense from amortization of beneficial conversion
     feature and warrants - secured convertible debt                  (771,429)         (144,535)
  Gain (loss) on adjustment of compound embedded derivative
     to fair value                                                     298,616          (265,928)
  Interest income                                                       18,275             7,385
  Other income                                                         321,378            15,463
  Amortization of deferred financing costs - secured
     convertible debt                                                 (107,170)         (116,167)
  Warrant expense from common stock and equipment financing         (1,024,940)             --
                                                                  ------------      ------------
                                                                    (1,667,342)         (821,049)

Income (loss) before tax expense                                       179,103        (2,979,960)
                                                                  ------------      ------------

Tax expense                                                               --                --

Net income (loss)                                                      179,103        (2,979,960)
                                                                  ============      ============


Earnings per share:
  Basic net income (loss) per share                               $       0.01      $      (0.24)
                                                                  ============      ============
  Diluted net income (loss)  per share                            $       0.01      $      (0.24)
                                                                  ============      ============

Weighted average common shares outstanding:
  Basic                                                             13,295,169        12,643,180
                                                                  ============      ============
  Diluted                                                           16,245,998        12,643,180
                                                                  ============      ============

     The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED JUNE 30,

                                                                                                  2006              2005
                                                                                                                 (restated)
                                                                                              ------------      ------------
Cash flows from operating activities:
    Net income (loss)                                                                         $    179,103      $ (2,979,960)

    Adjustment to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                               256,889           152,505
       Warrant expense from common stock financing                                               1,024,940              --
       Amortization of fair value assigned to beneficial conversion feature and warrants
          on secured convertible note                                                              771,429           144,535
       Amortization of deferred financing costs on secured convertible note                        107,170           (43,832)
       Derivative liability relating to secured convertible note                                  (298,616)          265,928
       Compensation (income) expense from fair value adjustment to re-priced employee
          options                                                                                      395            (1,457)
       Compensation expense from exercise of stock options                                             548              --
       Changes in assets and liabilities:
          Accounts receivable, net                                                              (1,369,722)         (240,418)
          Other receivable                                                                        (256,243)             --
          Prepaid expenses and other assets                                                        231,645          (338,222)
          Advances from clients                                                                    269,012           486,639
          Accounts payable                                                                         111,175           (41,104)
          Accrued liabilities                                                                     (346,409)          198,281
                                                                                              ------------      ------------
            Net cash provided by (used in) operating activities                                    681,317        (2,397,105)
                                                                                              ------------      ------------

Cash flows from investing activities:
    Purchases of capital equipment                                                                (512,684)         (182,393)
                                                                                              ------------      ------------
            Net cash used in investing activities                                                 (512,684)         (182,393)
                                                                                              ------------      ------------

Cash flows from financing activities:
    Payments on notes payable                                                                     (370,492)         (315,935)
    Payments on notes payable to related parties                                                      --             (22,183)
    Transfer to restricted cash                                                                       --              71,395
    Net proceeds line of credit                                                                    350,000              --
    Payments on capital lease obligation                                                           (51,993)          (48,253)
    Net proceeds from private placement of common stock                                          3,963,045              --
    Proceeds from secured convertible note payable, net of financing
       cost - Laurus Master Funds                                                                     --           1,392,000
                                                                                              ------------      ------------
Net cash provided by financing activities                                                        3,890,560         1,077,024
                                                                                              ------------      ------------

Net increase (decrease) in cash and cash equivalents                                             4,059,193        (1,502,474)
Cash and cash equivalents, beginning of year
                                                                                                 1,438,543         2,941,014
                                                                                              ------------      ------------
Cash and cash equivalents, end of year                                                        $  5,497,736      $  1,438,543
                                                                                              ============      ============


Non-Cash investing and financing activities:
           Non-cash proceeds from exercise of stock options and warrants                      $      1,022      $       --
           Warrants issued in consideration of issuance costs for private placement           $    300,154      $       --
           Warrants issued to private placement investors                                     $    599,149      $       --
           Warrants issued in conjunction with equipment financing                            $     34,723      $       --
           Common stock issued to Laurus Master Funds - convertible feature                   $    646,600      $     63,600
           Common stock issued in prepayment of R&D costs to UTEK                             $       --        $     84,993
           Common stock issued in prepayment of public relations costs to IRG                 $       --        $    101,250
           Fair value of beneficial conversion feature on secured convertible note                              $    229,989
           Warrants issued in conjunction with secured convertible note                                         $    589,743
           Adjustment to beneficial conversion feature and warrants issued in conjunction
              with amendments  to secured convertible notes                                   $       --        $    512,578

Supplemental Information:
                  Income tax paid                                                             $       --        $       --
                  Interest paid during the year                                               $    408,311      $    272,914


                    The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                    Series A Preferred
                                                          Stock                       Common Stock
                                              ----------------------------    ----------------------------      Treasury
                                                 Shares          Amount          Shares          Amount          Stock
                                              ------------    ------------    ------------    ------------    ------------
Balance June 30, 2004 - RESTATED - Note 17       1,550,000    $     15,500      13,048,820    $    302,215    ($     1,423)

Fair value adjustment to options                      --              --              --              --              --

Common stock issued to Laurus Master Funds            --              --              --              --              --
     for note payment                                 --              --            60,000             600            --
Common stock issued to UTEK Corporation for
     strategic alliance agreement-cancelled
     6/23/05                                          --              --            91,885             920            --
Common stock issued to IRG Corporation for            --              --
     public relations services agreement              --              --           125,000           1,250            --
Adjustment to fair value of beneficial
     conversion feature and warrants in
     conjunction with amendments to secured
     convertible note payable                         --              --              --              --              --
Fair value of warrants issued to lender in
     conjunction  with secured convertible note
     payable                                          --              --              --              --              --
Adjustment to fair value of beneficial                --              --
     conversion feature in conjunction with
     secured convertible note payable                 --              --              --              --              --

RESTATED - Note 17                                    --              --              --              --              --
Net loss for year ended June 30, 2005                 --              --              --              --              --
                                              ------------    ------------    ------------    ------------    ------------
Balance June 30, 2005 - RESTATED Note 17         1,550,000          15,500      13,325,705         304,985          (1,423)
Warrants issued in conjunction with private
placement of common stock                             --              --              --              --              --
Fair value of warrants issued to lender in
conjunction  with non-revolving line of
credit                                                --              --              --              --              --
Fair value adjustment to stock options                --              --              --              --              --
Common stock issued to Laurus Master Funds
for note payment                                      --              --           610,000           6,100            --
Fair value of warrants issued to placement
agent - Laurus Master Funds note payment              --              --              --              --              --
Common stock issued to investors - private
placement of common stock and warrants                --              --         3,185,231          31,853            --
Cancellation of common stock released from            --
escrow, previously held in trust as
security for note payable                             --              --          (583,333)         (5,833)           --
Common stock issued for conversion of
preferred Series A shares                             --              --         1,791,907          17,919            --

Preferred Series A shares converted into
common stock                                    (1,550,000)        (15,500)           --              --              --

Stock options exercised - cashless exercise           --              --             7,374              74            --

Income tax (expense) benefit - deferred tax           --              --              --              --              --

Net income for year ended June 30, 2006               --              --              --              --              --
                                              ------------    ------------    ------------    ------------    ------------

Balance June 30, 2006                                 --      $       --        18,336,884    $    355,098    ($     1,423)
                                              ============    ============    ============    ============    ============

                                                                                  Total
                                               Additional                     Stockholders'
                                                Paid-in       Accumulated       Equity
                                                Capital         Deficit        (Deficit)
                                              ------------    ------------    ------------
Balance June 30, 2004 - RESTATED - Note 17    $ 22,080,788    ($23,119,084)   $   (722,004)

Fair value adjustment to options                    (1,457)           --            (1,457)

Common stock issued to Laurus Master Funds          63,000            --
     for note payment                                 --              --            63,600
Common stock issued to UTEK Corporation for
     strategic alliance agreement-cancelled
     6/23/05                                        84,075            --            84,994
Common stock issued to IRG Corporation for
     public relations services agreement           100,000            --           101,250
Adjustment to fair value of beneficial
     conversion feature and warrants in
     conjunction with amendments to secured
     convertible note payable                      512,578            --           512,578
Fair value of warrants issued to lender in
     conjunction  with secured convertible not
     payable                                       229,989            --           229,989
Adjustment to fair value of beneficial
     conversion feature in conjunction with
     secured convertible note payable              589,743         589,743

RESTATED - Note 17                              (1,332,310)           --        (1,332,310)
Net loss for year ended June 30, 2005                 --        (2,979,960)     (2,979,960)
                                              ------------    ------------    ------------
Balance June 30, 2005 - RESTATED Note 17        22,326,406     (26,099,044)     (3,453,577)
Warrants issued in conjunction with private
placement of common stock                          978,137            --           978,137
Fair value of warrants issued to lender in
conjunction  with non-revolving line of
credit                                               7,142            --             7,142
Fair value adjustment to stock options                 (79)           --               (79)
Common stock issued to Laurus Master Funds
for note payment                                   640,500            --           646,600
Fair value of warrants issued to placement
agent - Laurus Master Funds note payment            39,661            --            39,661
Common stock issued to investors - private
placement of common stock and warrants           3,931,192            --         3,963,045
Cancellation of common stock released from
escrow, previously held in trust as
security for note payable                             --              --            (5,833)
Common stock issued for conversion of
preferred Series A shares                          (17,919)           --              --

Preferred Series A shares converted into
common stock                                        15,500            --              --

Stock options exercised - cashless exercise            948            --             1,022

Income tax (expense) benefit - deferred tax           --              --              --

Net income for year ended June 30, 2006               --           179,103         179,103
                                              ------------    ------------    ------------

Balance June 30, 2006                         $ 27,921,488    ($25,919,941)   $  2,355,222
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

The Company had previously been engaged in the development and commercialization of non-invasive diagnostics to improve the detection and management of chronic diseases. Due to a lack of significant resources, the Company had suspended such activities. With the recent infusion of capital from the Company's private placement of common stock, the Company has decided to allocate a small portion of the proceeds to business development activities for the technologies held by PBI Technology, Inc. Except for the revenues from laboratory services, nominal revenues have been generated from the Company's products. Laboratory services constitute the majority of the Company's commercial efforts.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include consolidated financial position, results of operations, and statements of stockholders' equity and cash flows of Pacific Biometrics, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

ACCOUNTS RECEIVABLE

Accounts receivable are stated at amounts billed to and due from clients net of an allowance for doubtful accounts. Credit is extended based on evaluation of a client's financial condition, and collateral is not required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. The Company writes off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. For the years ended June 30, 2006 and 2005, the Company deemed no accounts receivable uncollectible.

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

TECHNOLOGY ASSETS

PBI Technology, Inc., a wholly owned subsidiary of the Company, has been established to hold certain technologies and intellectual property, including isothermal DNA amplification method (LIDA), Cell Viability technology, Osteopatch and Saliva Sac(R). The Company wrote off the entire balance of $476,874 related to the technology assets to operations as impairment of technology assets as of June 30, 2004. With the infusion of capital from the Company's private placement of common stock in March and April 2006, the Company has decided to allocate a portion of the proceeds to business development activities for the technologies held by PBI Technology, Inc.

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

INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax laws and rates that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets due to the uncertainty of realization. The Company follows SFAS 109, as amended, to prepare income tax reporting.

FINANCIAL INSTRUMENTS

The carrying amounts of cash, cash equivalents, and accounts receivable approximate fair value due to the short-term maturities of these instruments. The carrying value of the Company's secured convertible note is recorded net of the unamortized fair value assigned to beneficial conversion feature and warrants, representing its estimated fair value. (See Note 9.) The carrying value of the Company's other debt approximates their estimated fair values due to the rates of interest on the debt approximate current interest rates for similar obligations with like maturities.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as the embedded conversion features of debt instruments that are indexed to the Company's common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option based derivative financial instruments is determined using the Black-Scholes option pricing model.

FINANCIAL DERIVATIVES - BENEFICIAL CONVERSION FEATURE AND WARRANTS

Embedded beneficial conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments (secured convertible notes - see Note 8. Notes Payable and Note

16. Restatement) and, in all instances derivative financial instruments have been recorded as assets or liabilities and are carried at fair value, using the Black-Scholes pricing model. The Company records the value allocated to warrants issued with the convertible instruments, measured at fair value, using the Black-Scholes pricing model and recognized by allocating a portion of the proceeds to a derivative liability with an offset to discount on the convertible instrument. The recorded discount is amortized as interest expense using the straight-line interest method over the life of the debt.

STOCK-BASED COMPENSATION

The Company has traditionally applied APB Opinion 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations in accounting for its stock-based employee compensation plan. Beginning with the quarter ended March 31, 2006, the Company has adopted the provisions of SFAS No. 123(R), "ACCOUNTING FOR STOCK-BASED COMPENSATION." For the fiscal year ended June 30, 2006 and June 30, 2005, the Company granted 125,000, granted prior to March 31, 2006,and 253,000, respectively, of incentive-based stock options under incentive compensation plans. For prior reporting periods, had compensation cost been determined based on the fair value of stock options granted in a manner consistent with the method promulgated by SFAS No. 123, the Company's net loss and loss per share would have been changed to the pro forma amounts in the table below for the fiscal year ended June 30, 2006 and June 30, 2005. The Company will continue to disclose on a pro forma basis according to SFAS No. 123 during the transition period to be in accordance with SFAS No. 123(R).

                                                       Years Ended June 30,
                                                      2006             2005
                                                  ------------     ------------
          Net income (loss), as reported          $    179,103     $ (2,979,960)

          Adjust:  Total stock-based employee
          compensation expense
          determined under fair value based
          method for all awards, net
          of related tax effects                        62,135          241,500
                                                  ------------     ------------

          Pro forma net income (loss)             $    116,968     $ (3,221,460)
                                                  ============     ============


          Net income (loss) per share:

            Basic - as reported                   $       0.01     $      (0.24)
                                                  ============     ============
            Diluted - as reported                 $       0.01     $      (0.24)
                                                  ============     ============

            Basic - pro forma                     $       0.01     $      (0.24)
                                                  ============     ============
            Diluted - pro forma                   $       0.01     $      (0.24)
                                                  ============     ============

To estimate compensation expense, the Company uses the Black-Scholes option-pricing model and assumptions deemed reasonable by management. The options are valued as of the date of grant. If the date of grant had been June 30, 2006, the following assumptions would have been used to compute the fair value of option grants for the year ended June 30:

                                                      2006             2005
                                                  ------------     ------------
          Expected volatility                               83%             108%
          Expected dividend yield                            0%               0%
          Risk-free interest rate                         5.05%            3.94%
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

EARNINGS (LOSS) PER SHARE

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method and the effect of preferred stock on an as-converted basis. All per share calculations exclude treasury shares. Shares held in trust as security for a note payable were excluded for the fiscal year ended June 30, 2005. For the fiscal year ended June 30, 2006, pursuant to payment of the note payable, the shares previously held in trust as security were released. (See Note 13 - Promissory Note to Prior Landlord). As of June 30, 2006, vested, in-the-money options to purchase 1,175,101 shares of common stock and in-the-money warrants to purchase 1,775,727 shares of common stock were outstanding and were included in the computation of diluted earnings per share for fiscal 2006, but were not included in the computation of diluted loss per share because the effect would be antidilutive for fiscal 2005. Shares of Series A preferred convertible stock were also not included in the computation of diluted loss per share because the shares of Series A preferred stock were converted into common stock during April of the fiscal year ended June 30, 2006.

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations at June 30, 2006.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations at June 30, 2006.

In May, 2005, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("hereinafter" "SFAS No. 154"). This statement replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Internal Financial Statements" and revises the requirements regarding accounting for and reporting a change in accounting principle. This statement requires retrospective application of the accounting change to the financial statements of prior periods, unless it is impractical to determine the period-specific effects or the cumulative effect of changing to the new accounting principle. This statement also addresses the reporting issues related to a change in accounting principle if it is impractical to determine the period-specific effects or the cumulative effect of the change. The initial adoption of this statement had no immediate material effect on the Company's financial condition or results of operations for the fiscal year ended June 30, 2005. As of June 30 2006, the Company followed SFAS No. 154 in restatement of results for fiscal years 2004 and 2005 (see note 16. Restatement).

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), "Accounting for Stock Based Compensations" (SFAS 123R). This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has adopted SFAS No. 123(R) and is recognizing the effect for employee stock compensation during fiscal year 2006 in accordance with SFAS No. 123(R) beginning with the quarter ended March 31, 2006. Because the Company did not grant any stock options in the third or fourth quarter of the fiscal year ended June 30, 2006, the adoption of this statement has no immediate impact on the Company's financial statements, although it will for future periods.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter "SFAS No. 153"). This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. During the year ended June 30, 2006, the Company adopted SFAS No. 153. The Company has determined that there was no financial impact from the adoption of this statement.

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

3.       CONCENTRATION OF CREDIT RISK

The largest client in fiscal 2006 individually accounted for approximately 36% and 23% of the Company's total revenues in fiscal 2006 and 2005, respectively, while the Company's largest client in fiscal 2005 accounted for approximately 23% and 36% of the Company's total revenues in fiscal 2005 and 2004, respectively. As of June 30, 2006 and 2005, respectively, approximately 27% and 60% of the Company's accounts receivable balance was from the two largest clients at that time.

The Company maintains its cash in two commercial accounts at major financial institutions. Although the financial institutions are considered creditworthy and have not experienced any losses on their deposits, at June 30, 2006, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $5,397,737 and at June 30, 2005, the Company's cash balance in one account exceeded (FDIC) limits by $1,338,543.

4.       PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses consisted of the following at June 30:

                                                                   2006             2005
                                                               ------------     ------------
          Laboratory Information System Software .........     $    233,477     $    216,405
          Backup Power Generator .........................             --            132,585
          Investor Relations Consulting ..................           14,464           59,063
          Laboratory Equipment ...........................            1,929           47,725
          Insurance ......................................           39,801           47,140
          Commissions ....................................             --             25,187
          Property Taxes .................................           12,402           24,731
          Service Contracts ..............................           44,689           22,378
          Trade Show and Conference Fees .................            6,750           19,000
          Other ..........................................           10,454            7,230
                                                               ------------     ------------
                                                               $    363,966     $    601,444
                                                               ============     ============

5.       PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30:

                                                                   2006             2005
                                                               ------------     ------------
          Laboratory equipment ...........................     $  1,010,112     $    773,389
          Computer equipment .............................          357,345          255,028
          Office furniture and equipment .................          180,158          101,480
          Leasehold improvements .........................          168,507           73,541
                                                               ------------     ------------
          Total property and equipment ...................        1,716,122        1,203,438
          Less: accumulated depreciation and
            amortization .................................        1,022,891          766,002
                                                               ------------     ------------
          Net property and equipment .....................     $    693,231     $    437,436
                                                               ============     ============

At June 30, 2006 and 2005, respectively, these amounts included assets under capital leases of $358,856 and $160,487, and related accumulated amortization of $282,806 and $232,106. Depreciation expense for the fiscal years ended June 30, 2006 and 2005, respectively, was $256,889 and $152,505.

6.       ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30:

                                                                   2006             2005
                                                               ------------     ------------
          Accrued Laurus note costs ......................     $    131,592     $    160,000
          Accrued payroll and related payroll taxes ......          136,060          121,819
          Accrued vacation ...............................           82,556          116,032
          Accrued professional services ..................             --             88,390
          Accrued consulting expense .....................             --             65,000
          Accrued software expense .......................             --             43,281
          Accrued audit fees .............................           28,566           41,002
          Accrued interest expense .......................           27,840           31,689
          Accrued 401(k) .................................           19,449           24,854
          Accrued board of directors fees ................           20,135           13,635
          Accrued commissions ............................             --             13,443
          Accrued fees due to PBRF .......................            7,835            7,835
          Other ..........................................           45,825          119,287
                                                               ------------     ------------
                                                               $    499,858     $    846,267
                                                               ============     ============

7.       CAPITAL LEASE OBLIGATIONS

The Company leases laboratory and other equipment under capital lease arrangements. The obligations under capital leases have interest rates ranging from approximately 7.5% to 17.64% and mature at various dates through 2008. Annual future minimum lease payments for years subsequent to June 30, 2006 are as follows:

           2007 ......................................     $   62,253
           2008 ......................................         50,924
           2009 ......................................          4,109
                                                           ----------
          Total minimum payments .....................        117,286
          Less: amount representing interest .........         (8,792)
                                                           ----------
          Obligations under capital leases ...........     $  108,494
                                                           ==========

          Total minimum payments
          Less: current portion ......................     $  108,494
          Long-term portion ..........................        (51,994
                                                           ----------

                                                           $   56,500
                                                           ==========

8.       NOTES PAYABLE

LAURUS DEBT

Effective May 28, 2004, the Company entered into a financing arrangement with Laurus Master Fund, Ltd., a New York City based investment fund ("Laurus"). The financing consisted of a $2.5 million secured convertible note with a term of three years. In connection with the financing, the Company also issued Laurus a warrant to purchase up to 681,818 shares of common stock at an exercise price of $1.25, exercisable at any time prior to May 28, 2011. The note bears interest at an initial rate equal to the prime rate plus two percent (2%) for a total of six percent (6%), subject to reduction on a month to month basis if certain specified conditions are met. The note interest rate was equal to 10.25% and 8.25% for the fiscal years ended June 30, 2006 and 2005, respectively.

Under the terms of the note, the Company was originally obligated to make monthly payments of accrued interest beginning July 1, 2004 and, commencing December 1, 2004, monthly payments of $85,000 to reduce the principal amount by $83,333.

For any cash payments made on the note, the Company is required to pay an amount equal to 102% of the principal amount due. In addition, the Company can prepay the note at any time upon payment of an amount equal to 130% of the then-outstanding principal balance, plus accrued and unpaid interest.

Laurus has the option at any time to convert any or all of the outstanding principal and accrued and unpaid interest on the note into shares of common stock at an initial conversion price of $1.06 per share. In addition, for each monthly payment under the note, Laurus will be obligated to convert a portion of the monthly payment into common stock at the applicable conversion price, if certain specified conditions are met. As of June 30, 2006, Laurus had converted $710,200 in principal into 670,000 shares of the Company's common stock. On June 30, 2006, the principal balance on this first note owing to Laurus was $1,789,800.

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

In conjunction with the financing, the Company incurred and recorded fees of $293,500 as deferred financing costs, which are being amortized to other expense over the life of the note. This amount includes a potential payment to the Company's broker of up to $100,000 should Laurus convert all or a portion of the 2004 Note. At June 30, 2006, the unamortized balance of the deferred financing costs was $232,787. As of May 6, 2005, the Company modified the amounts being amortized to other expense to account for the extension of 12 months in the term of the 2004 Note.

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

The note interest rate was equal to 10.25% and 8.25% for the fiscal years ended June 30, 2006 and 2005, respectively.

Under the original terms of the note, the Company was obligated to make monthly payments of accrued interest beginning March 1, 2005 and, commencing August 1, 2005, monthly payments of $51,000 to reduce the principal amount by $50,000.

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

In conjunction with the January 2005 financing, the Company incurred and recorded fees of $168,000 as deferred financing costs, which are being amortized to other expense over the life of the note. This amount includes a potential payment to the Company's broker of up to $60,000 should Laurus convert all or a portion of the 2005 Note. At June 30, 2006, the unamortized balance of the deferred financing costs was $147,156. As of May 6, 2005, the Company modified the amounts being amortized to other expenses to account for the extension of 12 months in the term of the 2004 Note.

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

As a result of these amendments, the first repayments of principal owed to Laurus on the 2004 and 2005 Notes became due on June 1, 2006 and August 1, 2006, respectively, and the maturity dates for the 2004 and 2005 Notes are now May 1, 2008 and January 1, 2009, respectively. There was no change in the interest rate charged by Laurus on the unpaid principal. Furthermore, commencing as of May 31, 2005, the Company adjusted the amortization schedules for the 2004 Note and 2005 Note related to the beneficial conversion feature, stock purchase warrants and deferred finance costs.

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

Through June 30, 2006, Laurus has converted a total of $710,200 in principal on the 2004 Note, leaving a remaining principal balance on the 2004 Note of $1,789,800. The original principal amount of $1,500,000 on the 2005 Note remains the same. With these principal conversions, repayments of principal on the 2004 Note are now scheduled to begin in February 2007 at a rate of approximately $40,000 for the first month and approximately $85,000 for each month thereafter, per the 102% payment of principal requirement that applies to both notes. These payments will reduce the outstanding principal of the 2004 Note by $83,333 per month. Payments on the 2005 Note of $51,000 per month were scheduled to begin in August 2006. These payments will reduce the outstanding principal of the 2005 Note by $50,000 per month. Any future additional conversions of principal by Laurus on either Note will further reduce our repayment obligations.

In fiscal years 2004 and 2005, the Company estimated the valuation of the beneficial conversion feature and the warrants for the May 2004 and January 2005 Notes in accordance with EITF 00-27 and EITF 98-5, using the Black-Scholes pricing model and other assumptions deemed reasonable by management. At June 30, 2006The Company corrected its accounting for derivative financial instruments, for the May 2004 and January 2005 Notes, to conform to the requirements of Statements of Accounting Standards No. 133, as amended, and Financial Accounting Standards Board Emerging Issues Task Force (EITF) No. 00-19. Embedded beneficial conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments, the May 2004 and January 2005 Notes, and, in all instances derivative financial instruments have been recorded as assets or liabilities and are carried at fair value. The Company restated prior fiscal years results to conform to the requirements of the Statement of Financial Accounting Standards No. 154, Accounting Changes and Error

Corrections. Net fair value adjustments included in earnings (loss) related to these instruments amounted to $298,616 and ($265,928) for the fiscal year ending June 30, 2006 and 2005, respectively. Accordingly, the balances for fiscal years 2004 and 2005 have been restated and balances for fiscal 2006 correctly accounted for. See OTHER NOTES PAYABLE table below and Note 16. Restatement.

LOAN AND SECURITY AGREEMENT WITH FRANKLIN FUNDING

On November 3, 2005, the Company entered into a loan and security agreement with Franklin Funding, Inc., providing for a non-revolving line of credit of up to $500,000 for equipment financing collateralized by the equipment. In connection with the loan and security agreement, the Company agreed to grant to Franklin Funding stock purchase warrants to purchase up to 50,000 shares of the Company's common stock, in increments of 5,000 shares, for each $50,000 borrowed, each with an exercise price determined as of the respective date of borrowing and expiration date of 10 years. Through June 30, 2006, the Company borrowed a total of $350,000 under this equipment line of credit and issued to Franklin Funding warrants to purchase 35,000 shares, at an exercise price of $1.17 per share, and the Company recognized expenses of approximately $7,142 related to the grant of the warrants. The loan and security agreement provides that a maximum of $500,000 be available for borrowing until May 3, 2006, consequently no further borrowings may be made under the loan and security agreement.

OTHER NOTES PAYABLE

The Company had the following other notes payable as of June 30:

                                                                                        2006              2005
                                                                                    ------------      ------------
          May 2004 Secured Convertible Note Payable:
          ------------------------------------------
          Secured convertible note to Laurus, secured by all assets, interest at prime plus 2% (subject to reduction upon specified conditions), monthly payments of $83,333 plus interest beginning May 1, 2006,
             due May 1, 2008                                                        $  2,500,000      $  2,500,000
             Less: Principal amount converted into common stock                         (710,200)          (63,600)
          Less: Fair value of beneficial conversion feature and warrants                (896,701)       (1,497,614)
                                                                                    ------------      ------------
                                                                                         893,099           938,786

             Less: Current Portion                                                      (373,129)          (83,333)
                                                                                    ------------      ------------
             Long-Term Portion                                                      $    519,970      $    855,453
                                                                                    ============      ============


          January 2005 Secured Convertible Note Payable:
          ----------------------------------------------
          Secured convertible note to Laurus, secured by all assets, interest at prime plus 2% (subject to reduction upon specified conditions), monthly payments of $51,000 plus interest beginning August 1,
             2006, due February 1, 2009                                             $  1,500,000      $  1,500,000

          Less: Fair value of beneficial conversion feature and warrants                (751,509)         (922,025)
                                                                                         748,491           577,975
                                                                                    ------------      ------------

             Less: Current Portion                                                      (550,000)
                                                                                    ------------      ------------

             Long-Term Portion                                                      $    198,491      $    577,975
                                                                                    ============      ============


          Other Notes Payable:
          --------------------
          Loan and security agreement, secured by specific equipment, 17.64%
             interest, monthly payments of $8,709, balloon payment of $30,000
             due August 2006                                                        $     38,148      $    127,188


           Loan and security agreement, secured by specific equipment, 17.64%
              interest, monthly payments of $11,878, balloon payment of $60,000
              due November 2008                                                          310,938              --

          Promissory note to prior landlord, secured by common stock held in escrow, 10% interest, quarterly payments of $25,000, due July 31,
             2005 (See Note 13)                                                             --             181,670

          Note payable to Transamerica, secured by security interest in previously leased assets, 8% interest October 1, 2003 to February
             28, 2004, 14.123% beginning March 1, 2004, monthly payments including interest of $2,000 through February 28, 2004 and $14,500
             thereafter, due October 1, 2005                                                --              47,719

          Demand notes payable, 18% interest, current monthly payments of
             interest only                                                                  --              13,000
                                                                                                      ------------
                                                                                         349,086           369,577
                                                                                    ------------      ------------

             Less: Current Portion                                                       (38,148)         (331,429)
                                                                                    ------------      ------------
             Long-Term Portion                                                      $    310,938      $     38,148
                                                                                    ============      ============

Aggregate maturities of notes payable (at face value, gross of the unamortized fair value assigned to beneficial conversion feature and warrants related to the secured convertible note financing with Laurus) are approximately as follows for the years ending June 30:

                                2007           $   923,129
                                2008             1,599,996
                                2009               766,675
                                               -----------
                                               $ 3,289,800
                                               ===========

9.       PREFERRED AND COMMON STOCK

The Company's common stock currently is quoted on the OTC Bulletin Board under the symbol "PBME".

SERIES A PREFERRED STOCK

Effective March 31, 2006, the holders of the outstanding shares of Series A preferred stock entered into an agreement with the Company agreeing to voluntarily exchange their shares of Series A preferred stock into common stock. The exchange rate for the Series A preferred stock was based on a price of $1.73 per share, which represents the highest ten-trading day average during the first 30 days after the quarterly results for the second quarter of fiscal 2006 (provided that at least 12,000 shares must have traded during the day in order for any day to qualify in the average), beginning February 16, 2006. The number of shares of common stock issuable on exchange equal the total cash consideration originally paid by the Series A preferred holders (aggregate amount of $3,100,000) divided by the exchange rate. Accordingly, at a rate of $1.73, upon delivery to the Company of the Series A preferred stock certificates for cancellation, the Company issued 1,791,907 shares of common stock and the outstanding 1,550,000 Series A preferred stock shares were cancelled. After giving effect to the exchange, the Company no longer has any preferred stock shares outstanding.

COMMON STOCK

Laurus has the option at any time to convert any or all of the outstanding principal and accrued and unpaid interest on the May 2004 and January 2005 Notes into shares of common stock at an initial conversion price of $1.06 or $1.17 per share, respectively. On various dates throughout fiscal 2006 and fiscal 2005, Laurus converted at a price of $1.06 a total of $646,600 and $63,600 of the principal amount, respectively, due under the May 2004 Note into 634,400 and 60,000 shares, respectively, of the Company's common stock. Through June 30, 2006, Laurus has converted a total of $710,200 in principal on the 2004 Note, leaving a remaining principal balance on the 2004 Note of $1,789,800.

As of June 30, 2006, the Company held treasury common stock in the amount of 82,072 shares. For the fiscal years ended June 30, 2006 and 2005, there were no shares of common stock added to the treasury stock.

10.      INCOME TAXES

The Company follows SFAS 109, as amended, to prepare its income taxes. The income tax expense reconciled to the tax expense computed at the statutory rate was approximately as follows during the years ended June 30:

                                                                                 2006              2005
                                                                             ------------      ------------
          Tax benefit computed at federal statutory rate                     $     61,000      $ (1,018,000)
          Permanent differences                                                   550,000           133,000
          Valuation allowance (tax benefit of recognizing prior year net
              operating loss carryforward)                                   $   (611,000)     $    885,000
                                                                             ------------      ------------

                                                                             $       --        $       --
                                                                             ============      ============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets were approximately as follows at June 30:

                                                                                 2006             2005
                                                                             ------------     ------------
          Net operating loss carryforward                                    $  4,902,000     $  5,510,000
          Research and experimentation credit                                     326,000          326,000
          Effect of stock option variable pricing                                  50,000           50,000
          Accrued liabilities                                                      22,000           44,000
          Allowance for bad debts                                                  11,000            8,000
          Depreciation and amortization                                            50,000           34,000
                                                                             ------------     ------------
                                                                                5,361,000        5,972,000
          Less valuation allowance                                             (5,361,000)      (5,972,000)
                                                                             ------------     ------------

          Net deferred tax asset                                             $       --       $       --
                                                                             ============     ============

At June 30, 2006, operating loss carryforwards of approximately $14 million expiring through 2026 were available to offset future taxable income. For financial reporting purposes, a valuation allowance of approximately $5,361,000 has been recognized to offset the deferred tax asset due to the uncertainty of future utilization of net operating loss carryforwards and realization of other deferred tax assets. For the fiscal year ended June 30, 2006, the valuation allowance was decreased by approximately $611,000. For the fiscal year ended June 30, 2005, the valuation allowance was increased by approximately $885,000.

Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than 50% change in ownership). As a result of these provisions, utilization of the NOL and credit carryforwards may be limited.

11.      STOCK OPTION PLAN

1996 STOCK INCENTIVE PLAN

The Company's 1996 Stock Incentive Plan (the "1996 Plan") provided for the issuance of up to 1,800,000 shares of common stock under this Plan. Options granted under the 1996 Plan may be either incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code, or nonqualified options. The Company may also award stock appreciation rights, restricted stock, performance shares, loans or tax offset payments. The option price of each incentive stock option granted shall not be less than the fair value of the underlying common stock, and will expire no later than ten years following the date of grant. With respect to nonqualified options, the exercise price and term will be determined at the discretion of the Board. However, the exercise price will not be less than 85% of the fair value of the underlying stock, and the term will not exceed a period of ten years. The options generally vest over a range of immediately to five years. As of June 30, 2006, 583,891 shares of common stock remained available for future grant under the 1996 Plan.

On May 3, 2002, the Company's board of directors voted to reduce the exercise price of all then outstanding options to $0.06 per share. No initial expense was recognized on this repricing, as the new exercise price equaled the market value of the Company's stock on that date. For the fiscal years ended June 30, 2006 and 2005, in accordance with accounting for options under variable pricing rules, the Company recognized approximately $943 and $3,352, respectively, in compensation income representing the decrease in the market price of the Company's common shares to $1.23 and $0.94 per share, as well as the reduction of 7,374 in the number of outstanding options due to either expiration or exercise. As long as any of the repriced options remains outstanding, the Company will recognize compensation expense in the future for all outstanding repriced stock options if the market value of the common stock increases, and will recognize income if the market value decreases.

The following is a summary of the activity in the 1996 Plan for the years ended June 30, 2006 and 2005:

                                                                  Shares Under Option
                                              ----------------------------------------------------------
                                                     Number             Weighted            Weighted
                                                                         Average             Average
                                                       Of                Exercise         Fair Value of
                                                                         Price per            Options
                                                     Shares                share              Granted
                                              ----------------------------------------------------------
          Options outstanding at June 30, 2004      1,281,396           $     0.77          $     --

                 Granted                              253,000                 1.01
                                                                                                  1.01
                 Exercised                            (10,017)                0.81
                 Terminated                          (148,270)                0.79
                                                   ----------           ----------
          Options outstanding at June 30, 2005      1,376,109                 0.81

                 Granted                              125,000                 0.86

                                                                                                  0.86
                 Exercised                             (7,902)                0.60
                 Terminated                                (0)                0.00
                                                   ----------           ----------
          Options outstanding at June 30, 2006      1,493,207           $     0.82
                                                   ==========           ==========

The weighted average contractual life remaining of options outstanding at June 30, 2006 is approximately 7.9 years.

As of June 30, 2006, outstanding options had exercise periods which expired over the following time periods:

                                         Weighted Average
         Exercise        Number           Remaining Life            Number
          Price        Outstanding          (in years)            Exercisable
          -----        -----------          ----------            -----------
          $0.51           183,917                6.2                 183,917
          $0.70             3,000                8.2                   3,000
          $0.8075          60,761                7.4                  60,761
          $0.81           855,529                7.6                 692,978
          $0.86           125,000                9.0                  22,360
          $0.90             6,000                7.7                   6,000
          $0.96            90,000                8.5                  90,000
          $1.01             3,000                8.0                   3,000
          $1.04           160,000                9.0                  44,443
          $1.75             6,000                7.4                   6,000
                       ----------           ---------             ----------
                        1,493,207                7.9               1,112,459
                       ==========           =========             ==========

As of June 30, 2006, the fair value of options to be vested is $396,828.

The 1996 Plan expired by its terms on July 9, 2006, but outstanding options and awards previously granted under the 1996 Plan continue in accordance with their terms.

2005 STOCK INCENTIVE PLAN

The Company has a Stock Incentive Plan (the "2005 Plan") with 3,000,000 shares of common stock reserved for issuance under this Plan. Options granted under the Plan may be either incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code, or nonqualified options. The Company may also award stock appreciation rights, restricted stock, performance shares, loans or tax offset payments. The option price of each incentive stock option granted shall not be less than the fair value of the underlying common stock, and will expire no later than ten years following the date of grant. With respect to nonqualified options, the exercise price and term will be determined at the discretion of the Board. However, the exercise price will not be less than 85% of the fair value of the underlying stock, and the term will not exceed a period of ten years. The options generally vest over a range of immediately to three years. As of June 30, 2006, 3,000,000 shares of common stock remained available for future grant under the 2005 Plan.

12.      STOCK PURCHASE WARRANTS

The following is a summary of outstanding warrants as of June 30, 2006 and 2005:

                                                                                Weighted Average
                                                         Exercise Price         Exercise Price
                                                            per Share             per Share            Number
         Warrants outstanding at June 30, 2005           $0.1875 - $1.60             $1.22            4,498,492
                                                         ---------------             -----            ---------

         Warrants outstanding at June 30, 2006           $0.1875 - $1.48             $1.08            3,085,713
                                                         ---------------             -----            ---------

In May 2005, in connection with the extension and deferral of principal payments on the $2.5 million secured convertible note and the $1.5 million secured convertible note and, the Company granted the lender a warrant to purchase up to 1,000,000 shares of common stock at an exercise price of $1.05 per share, exercisable at any time prior to May 28, 2010.

In January 2005, in connection with a $1.5 million secured convertible note, the Company granted the lender a warrant to purchase up to 681,818 shares of common stock at an exercise price of $1.25 per share, exercisable at any time prior to May 28, 2011. In addition, the Company issued to our broker a five-year warrant, exercisable as and to the extent that any amounts owing under the convertible note are converted into common stock, for up to 181,818 shares of common stock at an exercise price of $1.25 per share. Also in January 2005, in connection with a the deferral of principal on the $2.5 million secured convertible note, the Company granted the lender a warrant to purchase up to 200,000 shares of common stock at an exercise price of $1.48 per share, exercisable at any time prior to January 31, 2010.

In June 2004, in connection with a $2.5 million secured convertible note, the Company granted the lender a warrant to purchase up to 681,818 shares of common stock at an exercise price of $1.25 per share, exercisable at any time prior to May 28, 2009. In addition, the Company issued to our broker a five-year warrant, exercisable as and to the extent that any amounts owing under the convertible note are converted into common stock, for up to 181,818 shares of common stock at an exercise price of $1.25 per share.

In March and April 2006, in connection with a private placement of common stock, the Company granted warrants to investors covering 955,600 shares of unregistered common stock at $1.60 per share and the placement agents covering 225,200 shares of unregistered common stock at $1.60 per share.

13.      COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has entered into non-cancelable operating leases for office facilities. Under these leases, the Company is responsible for its proportionate share of real estate taxes, insurance and common area maintenance costs. Rent expense was $225,264 and $240,575 for the years ended June 30, 2006 and 2005, respectively.

Future minimum lease payments are as follows:

                             Year Ended June 30,
                             -------------------

                                    2007            $   231,192
                                    2008                 78,052
                                    2009                   --
                                                    -----------
                                                    $   309,244
                                                    ===========

PROMISSORY NOTE TO PRIOR LANDLORD

In May 2003, the Company's prior landlord, the Company, and Saigene Corporation (a Company shareholder) entered into a settlement agreement confirming amounts due the prior landlord. Under the terms of the settlement agreement, the Company and Saigene jointly and severally entered into a promissory note dated May 31, 2003 to the landlord for $320,315. In conjunction with the promissory note and settlement agreement, and to secure performance thereunder, the Company also entered into an escrow agreement, providing for 666,666 shares of the Company's common stock to be held in escrow for the benefit of the landlord. As of June 30, 2006, the balance of the promissory note was $181,670 and the Company had made payments sufficient to release 583,333 of escrow shares to the Company, which shares are to be cancelled and are currently outstanding.

SECURITY INTEREST

In connection with its secured convertible note agreements, the Company and each of its subsidiaries have granted to Laurus Master Fund, Ltd. a secured interest in all of their assets.


14.      RELATED PARTY TRANSACTIONS

CONSULTING AGREEMENT

On August 28, 2002, the Company entered into a consulting agreement with Mr. Terry M. Giles, a former director of the Company and greater than 5% stockholder. Pursuant to the consulting agreement, the Company agreed to engage Mr. Giles as a consultant and to pay Mr. Giles compensation of $10,000 per month until the conversion of Mr. Giles shares of Series A preferred stock into common stock, and until such shares are either (a) registered pursuant to an effective registration statement, or (b) deemed tradable pursuant to Rule 144. The conversion of Series A preferred stock was effective as of March 31, 2006, consequently the consulting agreement was cancelled as of that date. As of June 30, 2006, no amounts were owed relating to this consulting agreement.


15.      RETIREMENT PLAN

The Company has a 401(k) Plan that was reopened to employees in May 2005. The 401(k) Plan covers covers all employees over the age of 21 with 1,000 hours of service in a 12-month eligibility computation. The Company makes a contribution equal to one-half of the employee's contribution up to the maximum of 6%. The Company can make discretionary contributions as determined by its board of directors, not to exceed the amount permissible under the Internal Revenue Code. The Company did not make any discretionary contributions in 2005 or 2004. For the fiscal year ended June 30, 2006, the Company's matching expense was $53,385 and 401(k) payable balance was $19,449.

16.      RESTATEMENT

FINANCIAL DERIVATIVES

The Company corrected its accounting for derivative financial instruments to conform to the requirements of Statements of Accounting Standards No. 133, as amended, and Financial Accounting Standards Board Emerging Issues Task Force
(EITF) No. 00-19. The Company previously accounted for these instruments under EITF 00-27 and EITF 98-5. Embedded beneficial conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments (Laurus secured convertible notes - see note 8. Notes Payable) and, in all instances derivative financial instruments have been recorded as assets or liabilities and are carried at fair value. The Company restated prior fiscal years results to conform to the requirements of the Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. Net fair value adjustments included in earnings (loss) related to these instruments amounted to $298,616 and ($265,928) for the fiscal year ending June 30, 2006 and 2005, respectively. Accordingly, the balances for fiscal years 2004 and 2005 have been restated and balances for fiscal 2006 have been correctly accounted for. The restated values for fiscal years 2004 and 2005 are listed in the following table:

                         CONSOLIDATED BALANCE SHEETS - Summary of Adjustments for Derivative Liabilities


                                             June 30,       Create          June 30,        June 30,       Adjust        June 30,
                       ASSETS                  2004       Derivative          2004           2005        Derivative        2005
                                            (audited)      Liability       (restated)      (audited)     Liability      (restated)
                                           -----------     ---------       --------------------------    ---------      -----------
                                           -----------                     --------------------------                   -----------
TOTAL ASSETS                                 4,054,530                       4,054,530      3,427,267                     3,427,267
                                           ===========                     ==========================                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

-----------------------------------------------------------------------------------------------------------------------------------
Compound embedded derivative liability -
   current portion                                             293,352         293,352                       327,111        327,111
-----------------------------------------------------------------------------------------------------------------------------------
          Total current liabilities          2,036,774                       2,330,126      2,448,926                     2,776,035

Capital lease obligations - long term
   portion                                     160,487                         160,487        108,493                       108,493



-----------------------------------------------------------------------------------------------------------------------------------
Secured convertible note - long-term
   portion                                     985,536                         985,536      1,193,783        239,644      1,433,428
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Compound embedded derivative liability -
   long- term                                                  963,876         963,876                     2,524,739      2,524,739
-----------------------------------------------------------------------------------------------------------------------------------
Other notes payable - long term portion        336,510                         336,510         38,148                        38,148
          Total liabilities                  3,519,307                       4,776,535      3,789,350                     6,880,843

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock                             15,500                          15,500         15,500                        15,500
    Common stock                               302,214                         302,214        304,985                       304,985
-----------------------------------------------------------------------------------------------------------------------------------
    Additional paid-in capital              23,338,016      (1,257,228)     22,080,788     25,430,844     (3,104,438)    22,326,406
-----------------------------------------------------------------------------------------------------------------------------------
    Accumulated deficit                    (23,119,084)                    (23,119,084)   (26,111,988)        12,944    (26,099,044)
-----------------------------------------------------------------------------------------------------------------------------------
    Treasury stock                              (1,423)                         (1,423)        (1,423)                       (1,423)
          Total stockholders' equity
             (deficit)                         535,223                        (722,005)      (362,083)                   (3,453,577)
                                           -----------                     --------------------------                   -----------

The restatement of financial statements for the compound embedded derivative liability, in the balance sheet table above, for fiscal years ended June 30, 2005 and 2004, respectively, did not change any amounts in "TOTAL ASSETS". For the fiscal year ended June 30, 2004: current liabilities, the "Compound embedded derivative liability - current portion" shows a gain to the "Total current liabilities" balance of $293,352; long-term liabilities, the "Compound embedded derivative liability - long-term portion" shows a gain to the "Total liabilities" balance of $2,524,739; stockholders' equity, the adjustment shows a loss to "Additional paid-in capital" of $1,257,288. For the fiscal year ended June 30, 2005: current liabilities, the "Compound embedded derivative liability
- current portion", shows the balance of the derivative as a gain of $327,111 to "Total current liabilities", inclusive of the fiscal 2004 total; long-term liabilities, "the Compound embedded derivative liability - long-term portion", shows the balance of the derivative as a gain of $2,524,739 to "Total liabilities", inclusive of the fiscal 2004 total; for stockholders' equity, the adjustment shows the balance of the derivative as a loss to "Additional paid-in capital" of $3,104,438 and offsetting adjustments to "Secured convertible note long-term portion" of $239,644 and to "Accumulated deficit" of $12,944.