Form 10QSB
period 2006-09-30
PACIFIC BIOMETRICS INC
filed 2006-11-14
CIK 1020475

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-QSB

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2006


            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period From ____ to ____
                                 --------------


                         Commission File Number 0-21537

                            Pacific Biometrics, Inc.
        (Exact name of small business issuer as specified in its charter)

              Delaware                                     93-1211114
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                   Identification Number)


       220 West Harrison Street                            (206) 298-0068
       Seattle, Washington 98119                     (Issuer's telephone number,
(Address of principal executive office)                 including area code)

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

As of November 14, 2006, the issuer had 18,880,118 shares of common stock outstanding.

Transitional Small Business Disclosure Format:     Yes [_]  No [X]

================================================================================

                            PACIFIC BIOMETRICS, INC.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of September 30, 2006 (unaudited)
     and June 30, 2006 (audited)........................................       3

     Consolidated Statements of Operations for the three months ended
     September 30, 2006 (unaudited) and 2005 (restated and unaudited)...       4

     Consolidated Statements of Cash Flows for the three months ended
     September 30, 2006 (unaudited) and 2005 (restated and unaudited)...       5

     Notes to Consolidated Financial Statements (unaudited).............       6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS......................................      12

ITEM 3 - CONTROLS AND PROCEDURES........................................      20

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS.......................................................      21

SIGNATURES..............................................................      21

                            PACIFIC BIOMETRICS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,       June 30,
                                                                                        2006              2006
                                                                                    ------------      ------------
                                                                                    (unaudited)        (audited)
                                                                                    ------------      ------------
                                    ASSETS
Current assets:
    Cash and cash equivalents                                                       $  5,944,456      $  5,497,737
    Accounts receivable, net of allowance for doubtful
       accounts of $32,100 and $32,100, respectively                                   1,961,276         1,977,589
    Other receivable                                                                     365,914           258,263
    Prepaid expenses and other assets                                                    437,199           363,966
    Deferred financing cost on secured convertible note - current portion                107,170           107,170
                                                                                    ------------      ------------
          Total current assets                                                         8,816,015         8,204,725

Property and equipment, net                                                              643,072           693,231
                                                                                    ------------      ------------

Other assets:
    Deferred financing cost on secured convertible note - long-term portion               98,825           125,617
                                                                                    ------------      ------------
          Total assets                                                              $  9,557,912      $  9,023,573
                                                                                    ============      ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                $    652,781      $    549,517
    Accrued liabilities                                                                  625,459           499,858
    Advances from clients                                                              1,129,420           966,573
    Capital lease obligations - current portion                                           51,994            51,994
    Secured convertible notes - current portion                                        1,223,129           923,129
    Compound embedded derivative liability - current portion                             891,139           800,239
    Other notes payable - current portion                                                 99,389            38,148
                                                                                    ------------      ------------
          Total current liabilities                                                    4,673,311         3,829,458

Capital lease obligations - long-term portion                                             42,884            56,500
Secured convertible notes - long-term portions, net of unamortized fair value assigned to the beneficial conversion features and warrants of $1,455,353 and
$2,226,782, respectively                                                                 511,318           718,461
Compound embedded derivative liability - long-term portion                             1,432,863         1,752,994
Other notes payable - long-term portion                                                  196,827           310,938
                                                                                    ------------      ------------
          Total liabilities                                                            6,857,203         6,668,351
                                                                                    ------------      ------------

Stockholders' equity:
    Common stock, $0.01 par value, 30,000,000 shares authorized,
       18,880,118 and 18,336,884 shares issued and outstanding, respectively             360,531           355,098
    Additional paid-in capital                                                        28,464,571        27,921,488
    Accumulated deficit                                                              (26,122,970)      (25,919,941)
    Treasury stock                                                                        (1,423)           (1,423)
                                                                                     ------------      ------------
          Total stockholders' equity                                                   2,700,709         2,355,222
                                                                                    ------------      ------------

          Total liabilities and stockholders' equity                                $  9,557,912      $  9,023,573
                                                                                    ============      ============

     The accompanying condensed notes are an integral part of these consolidated interim financial statements.

                            PACIFIC BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                          September 30,
                                                                                 ------------------------------
                                                                                     2006              2005
                                                                                                    (restated)
                                                                                 ------------      ------------
Revenues                                                                         $  2,604,884      $  1,834,442
                                                                                 ------------      ------------

 Laboratory expenses and cost of sales                                              1,292,116           940,760
                                                                                 ------------      ------------
          Gross profit                                                              1,312,768           893,682

Operating expenses:
    Selling, general and administrative                                             1,408,454           833,982
    Research and product development                                                     --               9,545
                                                                                 ------------      ------------

Operating income (loss)                                                               (95,686)           50,155
                                                                                 ------------      ------------

Other income (expense):
    Interest expense                                                                  (98,494)          (94,959)
    Amortization of fair value assigned to beneficial conversion feature and         (192,857)         (192,462)
     warrants
   Gain on adjustment of compound embedded derivative to fair value                   229,231            81,583
   Amortization of deferred finance costs                                             (26,793)          (26,793)
    Interest income                                                                     9,433             1,492
    Other income                                                                           93               818
    Other expense                                                                     (25,000)             --
    Warrant expense from common stock and equipment financing                          (2,955)             --
                                                                                 ------------      ------------
Total operating expense                                                              (107,342)         (230,321)

Loss before income taxes                                                             (203,028)         (180,166)
                                                                                 ------------      ------------

Income taxes                                                                             --                --
                                                                                 ------------      ------------

Net loss                                                                         $   (203,028)     $   (180,166)
                                                                                 ============      ============


Net loss per share:
    Basic loss per share                                                         $      (0.01)     $      (0.01)
                                                                                 ============      ============
    Diluted loss per share                                                       $      (0.01)     $      (0.01)
                                                                                 ============      ============

Weighted average common shares outstanding:
    Basic                                                                          18,425,939        12,746,540
                                                                                 ============      ============
    Diluted                                                                        18,425,939        12,746,540
                                                                                 ============      ============


  The accompanying condensed notes are an integral part of these consolidated interim financial statements.

                            PACIFIC BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Three Months Ended
                                                                                                  September 30,
                                                                                          ------------------------------
                                                                                              2006              2005
                                                                                                             (restated)
                                                                                          ------------      ------------
Cash flows from operating activities:
    Net loss                                                                              $   (203,028)     $   (180,166)

    Reconciliation of net loss to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                            70,333            51,993
       Warrant expense from common stock financing                                               2,955              --
       Amortization of fair value assigned to beneficial conversion features and               192,857           192,462
       warrants
       Amortization of deferred finance costs on secured convertible notes                      26,792            26,792
       Derivative liability relating to secured convertible note                              (229,231)          (81,583)
       Compensation expense (income) from fair value adjustment to options                        --                 395
       Compensation expense from issuance of restricted shares and stock options               545,558              --
       Changes in assets and liabilities:
          Accounts receivable, net                                                              16,313          (600,344)
          Other receivable                                                                    (107,651)             --
          Prepaid expenses and other assets                                                    (73,233)          190,682
          Advances from clients                                                                162,847           140,561
          Accounts payable                                                                     103,264           139,668
          Accrued liabilities                                                                  125,601          (187,742)
                                                                                          ------------      ------------
             Net cash provided by(used in) operating activities                                633,377          (307,282)
                                                                                          ------------      ------------
Cash flows from investing activities:
    Purchases of capital equipment                                                             (20,174)         (221,131)
                                                                                          ------------      ------------
             Net cash used in investing activities                                             (20,174)         (221,131)
                                                                                          ------------      ------------
Cash flows from financing activities:
    Payments on notes payable                                                                 (152,870)         (245,152)
    Payments on capital lease obligations                                                      (13,616)          (12,637)
                                                                                          ------------      ------------
             Net cash used in financing activities                                            (166,486)         (257,790)
                                                                                          ------------      ------------

Net increase (decrease) in cash and cash equivalents                                           446,719          (786,203)
Cash and cash equivalents, beginning of period                                               5,497,737         1,438,543
                                                                                          ------------      ------------

Cash and cash equivalents, end of period                                                  $  5,944,456      $    652,342
                                                                                          ============      ============


Non-Cash investing and financing activities:
          Proceeds from exercise of stock options and warrants                            $       --        $        474
          Shares released from escrow under restructure agreement with prior landlord     $       --        $    524,400
          Warrants issued in conjunction with equipment financing                         $      2,955      $       --
          Restricted shares issued to management and directors                            $    537,800      $       --
          Stock options issued to management and employees                                $      7,758      $       --

Supplemental Information:
          Income tax paid                                                                 $       --        $       --
          Interest paid during the year                                                   $     98,028      $     83,567


       The accompanying condensed notes are an integral part of these consolidated interim financial statements.

                            PACIFIC BIOMETRICS, INC.

       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       ORGANIZATION AND BASIS OF PRESENTATION

Pacific Biometrics, Inc., a Delaware corporation ("PBI" or the "Company"), provides specialty reference laboratory services to the pharmaceutical and diagnostics industries. The Company was incorporated in Delaware in May 1996. The Company conducts its business primarily through its wholly owned subsidiary, Pacific Biometrics, Inc., a Washington corporation ("PBI-WA"). The Company's two other wholly owned subsidiaries are PBI Technology, Inc., a Washington corporation, and BioQuant, Inc., a Michigan corporation. All material intercompany balances and transactions have been eliminated in the accompanying consolidated unaudited interim financial statements.

The foregoing consolidated unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended June 30, 2006, as previously reported in the Company's annual report on Form 10-KSB. In the opinion of management, the consolidated unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ending September 30, 2006 are not necessarily indicative of future results.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated interim financial statements include those of Pacific Biometrics, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

ACCOUNTS RECEIVABLE

Accounts receivable are stated at amounts billed to and due from clients net of an allowance for doubtful accounts. Credit is extended based on evaluation of a client's financial condition, and collateral is not required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. The Company writes off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. At September 30, 2006 and at June 30, 2006, the Company deemed no accounts receivable uncollectible.

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

In accordance with the Financial Accounting Standards Board's Statements of Financial Accounting Standards Statement No. 144 - "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("SFAS No. 144"), all of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized.

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


STOCK-BASED COMPENSATION

The Company has traditionally applied APB Opinion 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations in accounting for its stock-based employee compensation plan. Beginning with the quarter ended March 31, 2006, the Company adopted the provisions of SFAS No. 123(R), "ACCOUNTING FOR STOCK-BASED COMPENSATION." For the fiscal year ended June 30, 2006 and June 30, 2005, the Company granted 125,000 (granted prior to March 31, 2006) and 253,000, respectively, of incentive-based stock options under incentive compensation plans. The Company will continue to disclose on a pro forma basis according to SFAS No. 123 during the transition period to be in accordance with SFAS No. 123(R), including prior period comparative pro forma amounts. During the three-month periods ended September 30, 2006 and 2005, the Company granted 130,245 and 125,000, respectively, of incentive-based stock options under incentive compensation plans. The Company also granted 543,234 incentive-based restricted shares under incentive compensation plans during the three-month period ended September 30, 2006. Had compensation cost been determined based on the fair value of stock options granted in a manner consistent with the method promulgated by SFAS No. 123, the Company's net loss and loss per share would have been changed to the pro forma amounts below for the quarters ended September 30:

                                                                                   2006            2005
                                                                                                (restated)
                                                                                ----------      ----------
          Net loss as reported                                                  $ (203,028)     $ (180,166)
          Add:
               2006 restricted shares and options, compensation
                 expense per SFAS 123R                                             545,558            --
          Revised net income (loss)                                             $  342,530      $ (180,166)
                                                                                ----------      ----------
          Add:
               Total stock-based employee compensation awards,
                 net of related tax benefits                                      (592,661)        (72,250)
                                                                                ----------      ----------
          Pro forma net income (loss)                                           $ (250,131)     $ (252,416)
                                                                                ==========      ==========
          Net loss per share:
               Basic - as reported                                              $    (0.01)     $    (0.01)
                                                                                ==========      ==========
               Diluted - as reported                                            $    (0.01)     $    (0.01)
                                                                                ==========      ==========
               Basic - pro forma                                                $    (0.01)     $    (0.01)
                                                                                ==========      ==========
               Diluted - pro forma                                              $    (0.01)     $    (0.01)
                                                                                ==========      ==========

To estimate compensation expense, the Company uses the Black-Scholes option-pricing model and assumptions deemed reasonable by management. Stock options are valued as of the date of grant. The following assumptions were used to compute the fair value of option grants for the quarters ended September 30:

                                           2006                 2005
                                           ----                 ----
        Expected volatility               82.65%               108.08%
        Expected dividend yield            0.00%                0.00%
        Risk-free interest rate            4.82%                4.20%
        Expected life                    10 years             10 years

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company generally does not use derivative financial instruments to hedge exposures to cash flow or market risks. However, certain other financial instruments, such as the embedded conversion features of debt instruments that are indexed to the Company's common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option based derivative financial instruments is determined using the Black-Scholes option-pricing model.

FINANCIAL DERIVATIVES - BENEFICIAL CONVERSION FEATURE AND WARRANTS

Embedded beneficial conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments (Laurus secured convertible notes, Note 4. Restatement) and, in all instances derivative financial instruments have been recorded as assets or liabilities and are carried at fair value, using the Black-Scholes pricing model. The Company records the value allocated to warrants issued with the convertible instruments, measured at fair value, using the Black-Scholes pricing model and recognized by allocating a portion of the proceeds to a derivative liability with an offset to discount on the convertible instrument. The recorded discount is amortized as interest expense using the straight-line interest method over the life of the debt.

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options that have vested or will vest within 60 days of September 30, 2006 (or November 29, 2006), warrants using the "treasury stock" method and the effect of preferred stock on an as-converted basis. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding and does not include the effect of dilution from outstanding stock options that have vested or will vest within 60 days of September 30, 2006 and warrants using the "treasury stock" method. All per share calculations exclude treasury shares.

Due to the Company's net losses for the quarters ended September 30, 2006 and 2005, respectively, common stock equivalents related to the Company's a) in-the-money, vested options, b) in-the-money warrants, and c) convertible preferred stock (preferred stock was converted to common shares in the fourth quarter of fiscal 2006 and only applicable to 2005 in this calculation) were not used in the computation of diluted loss per share because the effect would be anti-dilutive. As of September 30, 2006, the Company's common stock equivalents included: a) in-the-money, vested options to purchase 1,257,772 shares of common stock; b) in-the-money warrants to purchase 570,727 shares of common stock; and
c) 543,234 restricted shares of common stock.

The components of basic and diluted loss per share were as follows for the quarters ended September 30:

                                                                                    2006              2005
                                                                                ------------      ------------
Net loss                                                              (A)       $   (203,028)     $   (180,166)
Net loss applicable to common stockholders                            (B)       $   (203,028)     $   (180,166)
                                                                                                  ============
Weighted average number of outstanding shares of common stock         (C)         18,336,884        12,746,540
                                                                                ============      ============
Weighted average number of outstanding shares of common stock
and common stock equivalents                                          (D)         18,336,884        12,746,540
                                                                                ============      ============
Loss per share:
   Basic                                                            (B/C)       $      (0.01)     $      (0.01)
                                                                                 ============      ============
   Diluted                                                          (A/D)       $      (0.01)     $      (0.01)
                                                                                ============      ============

3.     CONCENTRATION OF CREDIT RISK

The largest client in the quarter ended September 30, 2006 individually accounted for approximately 13% and 35% of the Company's total revenues in quarters ended September 30, 2006 and 2005, respectively. Revenues from the Company's five largest clients represented approximately 61% and 81% of total revenues in the quarters ended September 30, 2006 and 2005, respectively. As of September 30, 2006 and 2005, respectively, approximately 25% and 51% of the Company's accounts receivable balance were from the two largest clients at that time.

Clients of the Company represent many Fortune 500 pharmaceutical companies. The revenues from several pharmaceutical company divisions are aggregated as a single client for the Company's revenue calculations. 40% of the Company's revenue is derived from Fortune 500 clients. The percentage of revenue increases to 50% using the Fortune Global 500 list. The concentration of credit risk is reduced considering the status of the Company's clients.

The Company maintains its cash in two commercial accounts at a major financial institution. At September 30, 2006, the Company's cash balance in two accounts exceeded the $100,000 Federal Deposit Insurance Corporation ("FDIC") limit by $5,844,456 and at June 30, 2006, the Company's cash balance in two accounts exceeded FDIC limit by $5,397,737.


4.     RESTATEMENT

FINANCIAL DERIVATIVES

The Company corrected its accounting for derivative financial instruments to conform to the requirements of Statements of Accounting Standards No. 133, as amended, and Financial Accounting Standards Board Emerging Issues Task Force
(EITF) No. 00-19. The Company previously accounted for these instruments under EITF 00-27 and EITF 98-5. Embedded beneficial conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments (Laurus secured convertible notes) and, in all instances derivative financial instruments have been recorded as assets or liabilities and are carried at fair value. The Company restated prior fiscal years results to conform to the requirements of the Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. Net fair value adjustments included in earnings (loss) related to these instruments amounted to $298,616 and ($265,928) for the fiscal year ending June 30, 2006 and 2005, respectively. Accordingly, the balances for the quarter ended September 30, 2005 have been restated. Current balances for the quarter ended September 30, 2006 have been correctly accounted for.

The adjustment for the fiscal year ended June 30, 2005 and adjustment and restated values for the quarter ending September 30, 2005 are listed in the following table:

CONSOLIDATED BALANCE SHEETS - Summary of Adjustments for Derivative Liabilities

                                                 September 30,       June 30,        September 30,     September 30,
                  ASSETS                             2005              2005              2005              2005
                                                                      Adjust            Adjust
                                                                    Derivative        Derivative
                                                 (unaudited)        Liability         Liability         (restated)
                                                 ------------------------------------------------------------------
                                                 ------------                                          ------------

TOTAL ASSETS                                     $  3,281,825                                          $  3,281,825
                                                 ============                                          ============


LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

-------------------------------------------------------------------------------------------------------------------
Compound embedded derivative liability -
current portion                                          --             327,110           (67,000)          260,110
-------------------------------------------------------------------------------------------------------------------
          Total current liabilities                 2,709,559           327,110           (67,000)        2,969,669

Capital lease obligations - long term
portion                                                95,856                                                95,856


-------------------------------------------------------------------------------------------------------------------
Secured convertible note - long-term
portion                                             1,119,656           239,644           (19,811)        1,339,490
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Compound embedded derivative liability -
long-term                                                --           2,524,739           (14,583)        2,510,156
-------------------------------------------------------------------------------------------------------------------
Other notes payable - long term portion                  --                                                    --

          Total liabilities                         3,925,071                                             6,915,171

STOCKHOLDERS' EQUITY (DEFICIT)

    Preferred stock                                    15,500                                                15,500

    Common stock                                      304,985                                               304,985
-------------------------------------------------------------------------------------------------------------------

    Additional paid-in capital                     25,431,238        (3,104,438)             --          22,326,800
-------------------------------------------------------------------------------------------------------------------
    Accumulated deficit                           (26,393,547)           12,944           101,394       (26,279,209)
-------------------------------------------------------------------------------------------------------------------
    Treasury stock                                     (1,423)                                               (1,423)

          Total stockholders' equity (deficit)       (643,247)                                           (3,633,347)
                                                 ------------                                          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                        $  3,281,825                                          $  3,281,825
                                                 ============                                          ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INVESTORS SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES IN THIS FORM 10-QSB AND OUR AUDITED FINANCIAL STATEMENTS AND RELATED NOTES FOR THE YEAR ENDED JUNE 30, 2006, INCLUDED IN OUR ANNUAL REPORT ON FORM 10-KSB.

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

THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AND IN THE SECTION CAPTIONED "RISK FACTORS," AND AS DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2006, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE CONCENTRATION OF BUSINESS WITH LARGE CLIENTS, THE ABILITY TO DEVELOP NEW TECHNOLOGY AND INTRODUCE NEW PRODUCTS, COMPETITION, FLUCTUATIONS IN GENERAL ECONOMIC CONDITIONS, THE RISK OF BANKRUPTCY, AND CHANGES IN POLICIES BY REGULATORY AGENCIES. FOR ADDITIONAL FACTORS THAT CAN AFFECT THESE FORWARD-LOOKING STATEMENTS, SEE THE "RISK FACTORS" SECTION WITHIN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2006, AND IN OUR REGISTRATION STATEMENTS ON FORM SB-2. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT SPEAK ONLY AS OF THE DATE HEREOF. WE CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. WE EXPRESSLY DISCLAIM ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN MANAGEMENT'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

OVERVIEW

We provide specialty central laboratory services to support pharmaceutical and laboratory diagnostic manufacturers in the conduct of human clinical research, for use in their drug and diagnostic product development efforts. Our clients include a number of the world's largest multi-national pharmaceutical, biotechnology and diagnostic companies. Our well-recognized specialty areas include cardiovascular disease (dyslipidemia, atherosclerosis, and coronary heart disease), diabetes (and obesity), and bone and joint diseases (osteoporosis as well as osteo and rheumatoid arthritis). Coupled with our specialty testing, we also have central laboratory capability and provide full-service central laboratory support for multi-center clinical trials, including routine safety lab tests (general chemistry, hematology, and urinalysis). Our company is a Delaware corporation, incorporated in May 1996, and we conduct our operations primarily through our wholly owned subsidiary, Pacific Biometrics, Inc., a Washington corporation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates since the end of our 2006 fiscal year. For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified. There are other accounting policies that are significant to our company. For a more detailed discussion on the application of these and our other accounting policies, see "Note 2 to the Consolidated Financial Statements" included in this Report and "Note 2 to Consolidated Financial Statements" included in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

       REVENUE RECOGNITION

We recognize revenue as services are performed, within the period of service according to the terms of the client contract. The data that provides the measurement of services is extracted from our laboratory information system. Our performance of services is generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. We also receive advance payments from certain clients which are classified as a deposit and applied to revenues as recognized. Study setup costs are accounted for as a portion of each contract and booked as deferred revenues. The deferred revenues from these study setup costs are recognized over the life of the contract. Contracts typically range in duration from six to eighteen months.

       FINANCIAL DERIVATIVES - BENEFICIAL CONVERSION FEATURE AND WARRANTS

Embedded beneficial conversion features and warrants that meet the definition of derivative financial instruments are carried at fair value, using the Black-Scholes pricing model. These derivative amounts vary based on this calculation of fair value from quarter to quarter due to the Black-Scholes pricing model calculation, conversion of the secured convertible notes to common stock and principal payments on the secured convertible notes.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (RESTATED)

REVENUE:

-----------------------------------------------------------------------------------------------
DOLLARS IN THOUSANDS,
ROUNDED TO NEAREST THOUSAND                  THREE MONTHS ENDED
                                                SEPTEMBER 30,              $               %
-----------------------------------------------------------------------------------------------
                                          2006       2005 (RESTATED)     Change          Change
-----------------------------------------------------------------------------------------------
REVENUE                                  $2,605          $1,834          $  771             42%
-----------------------------------------------------------------------------------------------

Our revenue is generated from clinical trials and diagnostic testing services. Our revenue increased by $771,000 from $1,834,000 or approximately 42% between the comparable quarters ended September 30, 2006 and 2005, respectively. This was the result of an increase in the size and number of clinical trials testing services we performed. This increase reflects the continuing significant increases in open work orders we have been experiencing over the prior fiscal year and is primarily related to our increased activities in the business development area over the past two fiscal years.

During the quarter ended September 30, 2006, revenue generated from clinical trials testing services accounted for approximately 69% of our total revenues, while revenue generated from the provision of diagnostic services and trials accounted for approximately 6%. During the quarter ended September 30, 2005, revenue generated from clinical trials testing services accounted for approximately 58% of our total revenues, while revenue generated from the provision of diagnostic services and trials accounted for approximately 9%. During the quarter ended September 30, 2006 revenue generated from referral sources accounted for approximately 25% of our total revenue, while we had 31% revenue from this source for the quarter ended September 30, 2005. The decrease in the percentage of our revenue related to referral sources reflects the end of testing for several clinical trials.

LABORATORY EXPENSE AND COST OF GOODS SOLD:

-----------------------------------------------------------------------------------------------
DOLLARS IN THOUSANDS,
ROUNDED TO NEAREST THOUSAND                  THREE MONTHS ENDED
                                                SEPTEMBER 30,              $               %
-----------------------------------------------------------------------------------------------
                                          2006       2005 (RESTATED)     Change          Change
-----------------------------------------------------------------------------------------------
LABORATORY EXPENSE AND COST OF
  GOODS SOLD                            $1,292           $  941           $  351            37%
-----------------------------------------------------------------------------------------------

PERCENTAGE OF REVENUES                      50%              51%
----------------------------------------------------------------

Laboratory expense and cost of goods sold consist primarily of salaries and related benefits to employees performing analyses of clinical trial samples, the cost of supplies for analysis of clinical trial samples, subcontractor laboratory services, and other expenses such as business and occupation taxes. For the comparable quarters ended September 30, 2006 and 2005, laboratory expenses and cost of goods sold increased approximately 37% to $1,292,000 from $941,000. As a percentage of revenue, laboratory expense and cost of goods sold decreased to approximately 50% for the quarter ended September 30, 2006 from approximately 51% for the quarter ended September 30, 2005. The relative decrease in laboratory expense and cost of goods sold as a percentage of revenue was primarily the result of the significant increase in revenues over the comparable quarters and the fixed components of laboratory expense and cost of goods sold.

The largest component increase in laboratory expense and costs of goods sold was salaries and related benefits. This expense component rose 47% to approximately $534,000 from $364,000 for the quarters ended September 30, 2006 and 2005, respectively. Salaries and related benefits accounted for approximately 41% and 39% of total laboratory expense and cost of goods sold for the quarters ended September 30, 2006 and 2005, respectively. The significant increase in salaries and benefits is due to hiring in the lab and client services to support increased volume. On September 30, 2006 we had 44 FTE in our laboratory services area which includes laboratory, client services, and information systems staff. This compares to 31 FTE on September 30, 2005.

The second largest component increase in laboratory expense and costs of goods sold was the 29% increase in lab supplies to approximately $371,000 from $287,000 for the quarters ended September 30, 2006 and 2005, respectively. Lab supplies represented approximately 29% and 31% of laboratory expense and cost of goods sold for the quarters ended September 30, 2006 and 2005, respectively. The increase in lab supplies between the comparable quarters is the result of the increase in clinical and diagnostic testing services we provided to our clients.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

-----------------------------------------------------------------------------------------------
DOLLARS IN THOUSANDS,
ROUNDED TO NEAREST THOUSAND                  THREE MONTHS ENDED
                                                SEPTEMBER 30,              $               %
-----------------------------------------------------------------------------------------------
                                          2006       2005 (RESTATED)     Change          Change
-----------------------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSE                               $1,408           $  834           $  574           69%
-----------------------------------------------------------------------------------------------

PERCENTAGE OF REVENUES                       54%              45%
-----------------------------------------------------------------

Our selling, general and administrative expense consists primarily of compensation for our executive officers, board members and other selling, general and administrative personnel, and legal and accounting fees. Selling, general and administrative expense increased 69% to approximately $1,408,000 from $834,000 for the quarters ended September 30, 2006 and 2005, respectively. As a percentage of revenue, selling, general and administrative expense was 54% and 45%, respectively, for the quarters ended September 30, 2006 and 2005.

The 69% increase in selling, general and administrative expense was primarily the result of a 108% increase to approximately $1,020,000 from $491,000 due to share-based compensation expense of approximately $546,000 for the quarter ended September 30, 2006. We had no share-based compensation expense in the comparable period ended September 30, 2005. Option grants prior to adoption of SFAS 123R on March 31, 2006, were not classified as compensation expense and were reported only on a pro forma basis. Other expense increases were from overall salaries, commissions, consulting fees, board fees and related benefits for the quarter ended September 30, 2006. This increase was greatest for administration (increased from approximately $161,000 to $725,000 for the three months ended September 30, 2005 and 2006, respectively) primarily due to restricted share and option grants. Laboratory administration increased from approximately $213,000 to $233,000 for the three months ended September 30, 2005 and 2006, respectively. These increases were the result of increased business development efforts and hiring of additional personnel to assist in laboratory administration.

Partially offsetting these increases was a 35% reduction to approximately $93,000 from $143,000 in legal, accounting, printing and general public company costs for the quarters ended September 30, 2006 and 2005, respectively. During the quarter ended September 30, 2006, as compared to the quarter ended September 30, 2005, we reduced our overall legal fees accounting and consulting expenses.

RESEARCH AND PRODUCT DEVELOPMENT:

-----------------------------------------------------------------------------------------------
DOLLARS IN THOUSANDS,
ROUNDED TO NEAREST THOUSAND                  THREE MONTHS ENDED
                                                SEPTEMBER 30,              $               %
-----------------------------------------------------------------------------------------------
                                          2006       2005 (RESTATED)     Change          Change
-----------------------------------------------------------------------------------------------
RESEARCH AND PRODUCT DEVELOPMENT         $    0          $   10          $  (10)           100%
-----------------------------------------------------------------------------------------------

PERCENTAGE OF REVENUES                        0%              1%
-----------------------------------------------------------------

Research and product development expenses consist mainly of our expenditures incurred in connection with development of our OsteoPatch, SalivaSac, LIDA and cell viability technology held in our subsidiary PBI Technology. During fiscal year 2004, we ceased our research and development on these technologies. For the comparable quarters ended September 30, 2006 and 2005 these expenditures decreased 100%. The decrease was primarily due to the end of activities associated with promoting our technology assets. We anticipate that we may incur relatively small research and development expenses in the future.

OTHER EXPENSE:

-----------------------------------------------------------------------------------------------
DOLLARS IN THOUSANDS,
ROUNDED TO NEAREST THOUSAND                  THREE MONTHS ENDED
                                                SEPTEMBER 30,              $               %
-----------------------------------------------------------------------------------------------
                                          2006       2005 (RESTATED)     Change          Change
-----------------------------------------------------------------------------------------------
OTHER EXPENSE                            $  107          $  230          $ (123)            53%
-----------------------------------------------------------------------------------------------

PERCENTAGE OF REVENUES                        4%             13%
-----------------------------------------------------------------

Total other expense decreased 53% or approximately $123,000 to approximately $107,000 from approximately $230,000 during the quarters ended September 30, 2006 and 2005, respectively. The primary reason for the decrease is a gain from the adjustment of the compound embedded derivative (See Note 4 Restatement).

Other components included in other expense for the quarter ended September 30, 2006 were approximately $98,000 of interest expense on notes payable and lease obligations, and approximately $193,000 of non-cash interest expense that represented the amortization of the intrinsic value of the beneficial conversion features of the two secured convertible notes and fair market value allocated to 2,207,905 warrants related to our two secured convertible notes with Laurus in May 2004 and January 2005 (respectively, the "2004 Note" and "2005 Note"). As of September 30, 2006, approximately $1,455,000 remained unamortized and will be amortized, using the straight line method, over the remaining lives of the 2004 and 2005 Notes, or upon their earlier conversion. (See "Note 8 to Notes to Consolidated Financial Statements" in our Report on Form 10-KSB for the year ended June 30, 2006.) In comparison, major components of other expense in the quarter ended September 30, 2005 were approximately $95,000 of interest expense on notes payable and lease obligations, and approximately $192,000 of non-cash interest expense that represented the amortization of the intrinsic value of the beneficial conversion feature of the 2004 Note and fair market value allocated to 2,207,905 warrants related to our 2004 and 2005 Notes. For the quarters ended September 30, 2006 and 2005 respectively, we incurred approximately $27,000 in expense related to the amortization of our deferred finance costs associated with both the 2004 Note and the 2005 Note. (See "Note 8 to Notes to Consolidated Financial Statements" in our Report on Form 10-KSB for the year ended June 30, 2006.)

During the quarter ended September 30, 2006, we also accrued other expense of $25,000 for potential payment of our pro-rata share of a promissory note in principal amount of $50,000 issued jointly by Saigene Corporation and Pacific Biometrics in connection with an asset purchase agreement dated August 28, 2002.

NET LOSS:

-----------------------------------------------------------------------------------------------
DOLLARS IN THOUSANDS,
ROUNDED TO NEAREST THOUSAND                  THREE MONTHS ENDED
                                                SEPTEMBER 30,              $               %
-----------------------------------------------------------------------------------------------
                                          2006       2005 (RESTATED)     Change          Change
-----------------------------------------------------------------------------------------------
NET LOSS                                 $ (203)         $ (180)         $  (23)            13%
-----------------------------------------------------------------------------------------------

PERCENTAGE OF REVENUES                       (8)%             (10)%
-------------------------------------------------------------------

We had a net loss of approximately $203,000 and $180,000 for the quarters ended September 30, 2006 and 2005, respectively. The increase in net loss between the quarters ended September 30, 2006 and 2005 was approximately $23,000 and is primarily attributable to compensation expense of approximately $546,000 at fair value from our grant of restricted shares and stock options during the quarter ended September 30, 2006. We had no such expense in the comparable quarter a year ago. Other increases and selling, general and administrative expenses, primarily due to increased staffing, also affected the loss. The expense increase in compensation expense from the grant and other expenses was partially offset by the improvement in gross margin of approximately $419,000 and a gain on the adjustment of the compound embedded derivative of approximately $229,000. We realized operating loss of approximately $95,000 for the quarter ended September 30, 2006, as compared to an operating income of approximately $50,000 for the quarter ended September 30, 2005. The change to net operating loss from operating income between the quarters ended September 30, 2006 and 2005 was approximately $145,000 and is primarily attributable to compensation expense of approximately $546,000 at fair value from our grant of restricted shares and stock options.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA):

-----------------------------------------------------------------------------------------------
DOLLARS IN THOUSANDS,
ROUNDED TO NEAREST THOUSAND                  THREE MONTHS ENDED
                                                SEPTEMBER 30,              $               %
-----------------------------------------------------------------------------------------------
                                          2006       2005 (RESTATED)     Change          Change
-----------------------------------------------------------------------------------------------
EBITDA                                   $  196          $  186          $   10.             5%
-----------------------------------------------------------------------------------------------

PERCENTAGE OF REVENUE                         8%             10%
-----------------------------------------------------------------

EBITDA is an alternative view of earnings performance used by management, which is a non-GAAP (generally accepted accounting principles) financial measure. However, we have added the EBITDA metric to our financial reporting beginning in fiscal 2006 because we believe this metric more clearly illustrates company performance and we use it for internal reporting and budgeting, as well as for reviewing competitors' performance. We believe that investors' understanding of our company performance is enhanced by disclosing this metric. EBITDA is an income measure that provides a view of our operations without including certain non-cash charges and certain expenses, specifically interest, taxes, depreciation and amortization. In particular, this measure eliminates the charge to net income due to the beneficial conversion feature on the Laurus convertible debt, as well as amortized warrant costs from our Franklin Funding equipment financing for the fiscal years 2006 and 2005. These non-cash, non-operating charges have varied significantly from year to year, making comparisons of our operating performance more difficult. The EBITDA measure is not a substitute for GAAP Net Income, and should not be viewed as such.

We had positive EBITDA of approximately $196,000 compared to $186,000 in fiscal 2005. This significant EBITDA income over GAAP net losses is primarily the result of the significant amount of interest expense and amortized expense related to our secured convertible notes during fiscal 2006 and 2005. A reconciliation of EBITDA income and GAAP Net Income is provided below.

RECONCILIATION OF EBITDA INCOME (LOSS) TO GAAP NET LOSS:

----------------------------------------------------------------------------------------------------------------
DOLLARS IN THOUSANDS,
ROUNDED TO NEAREST THOUSAND
                                                                                          THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        ------------------------
                                                                                          2006             2005
                                                                                                        (RESTATED)
----------------------------------------------------------------------------------------------------------------
GAAP NET LOSS                                                                           $ (203)          $ (180)

Interest expense                                                                            98               95
Interest expense from amortization of beneficial conversion feature and
warrants                                                                                   193              192
Amortized Finance Costs                                                                     27               27
Depreciation and Amortization                                                               70               52
Amortized Options & Warrants                                                                11             --

EBITDA                                                                                  $  196           $  186
----------------------------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES:

Revenue was up significantly for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. However, due to overall expense increases, gross margin improved slightly by one percent for the quarter ended September 30, 2006 over the quarter ended September 30, 2005. We had an operating loss for the quarter ended September 30, 2006, in large part due to significant share-based compensation expense during the quarter, as opposed to operating income for the quarter ended September 30, 2005. While first quarter fiscal 2007 revenues have increased to a record level compared to the last five years, we have continued to experience significant volatility in our revenues over the past several years. We may experience significant losses and our cash and working capital position will be adversely impacted if our revenues decrease significantly in future periods. Our operations historically have been funded through revenues generated from operations and from the sale and issuance of our common stock, preferred stock and debt.

At September 30, 2006, our cash and cash equivalents were approximately $5,944,000, compared to approximately $5,498,000 at June 30, 2006. The increase in our cash and equivalents for the quarter ended September 30, 2006 is primarily attributable to cash generated from operations. The most significant component of the increase was the increase in client advance funds which was partially offset by our increase in other receivables. The second most significant component was the increase in accrued liabilities.

At September 30, 2006, we had approximately $1,961,000 in accounts receivable, compared to approximately $1,978,000 as of June 30, 2006, reflecting a steady rate of revenues billed and collected. We generally have a high collectibility rate on our accounts receivable, and our allowance for doubtful accounts is only $32,100. Additionally, given the significant increase in our revenue for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005, the accounts receivable represented a proportionately smaller percentage of revenue in the current quarter at approximately 75% compared to 108%. This indicates expected fluctuations between quarter to quarter comparisons and not a trend.

Total liabilities recorded on our balance sheet as of September 30, 2006 were approximately $6,857,000 compared to approximately $6,668,000 as of June 30, 2006. The small increase in liabilities was primarily the result of increased business activity resulting in increased accounts payable, accrued liabilities, and advances from clients. During the quarter ended September 30, 2006, notes payable decreased from payments on our two secured convertible notes with Laurus. Significant components of our liabilities include the 2004 and 2005 Notes with Laurus, and, to a lesser degree, our prior borrowings in fiscal 2006 under our $350,000 credit facility with Franklin Funding. As required by U.S. generally accepted accounting principles, the liability we recorded as of September 30, 2006 for the 2004 and 2005 Notes with Laurus reflected a discount from the face value of the notes by approximately $1,455,000, related to the valuation of the beneficial conversion features and the warrants.

Accordingly, if the discount to face value is disregarded, our total liabilities as of September 30, 2006 and June 30, 2006, respectively, would be approximately $8,667,000 and $9,328,000.

During the quarter ended September 30, 2006, Laurus did not convert any of the principal amount due on the 2004 Note and as of September 30, 2006 the remaining principal balance on the 2004 Note was $1,789,800. No amounts of the 2005 Note have been converted, however monthly installment payments of $50,000 were made for August and September and as of September 30, 2006 the remaining principal balance on the 2005 Note was $1,400,000. Any future additional conversions of principal by Laurus on either Note will further reduce our repayment obligations. Our actual required cash payments on the 2004 and 2005 Notes will vary depending on interest rates and whether amounts under the Notes are converted into our common stock.

At September 30, 2006, we had a working capital surplus of approximately $4,143,000 compared to a working capital surplus of approximately $4,375,000 at June 30, 2006. The approximately $232,000 decrease in working capital is attributable to several changes in the components of working capital. Changes providing favorable impact include increase in other receivable and prepaid expense with decreases in other notes payable. Changes negatively impacting our working capital since June 30, 2006 include decreases in accounts receivable along with increases in accounts payable, accrued liabilities, and advances from clients and the increase of the current portion of our two secured convertible notes with Laurus and the associated compound embedded derivative.

Since we have not recorded any discounts related to the beneficial conversion features and warrants related to the current portions of our two secured convertible notes with Laurus, our working capital positions at September 30, 2006 and June 30, 2006, respectively, are not effected by the discount balance.

Net cash provided in operating activities was approximately $633,000 for the quarter ended September 30, 2006, primarily from an increase in advances from customers. For the quarter ended September 30, 2006, net cash provided in operations included the effect of approximately $546,000 in compensation expense from restricted shares and options, $70,000 in depreciation and amortization, and approximately $220,000 related to amortization of the discount and deferred finance costs of the Laurus debt. Our investing activities for the quarter ended September 30, 2006 used approximately $20,000 primarily for the purchase of lab, office, and computer equipment. Cash flows used in financing activities included approximately $166,000 in payments on notes payable and payments on capital lease obligations. Included in this amount were payments of $100,000 on the 2005 Note during the quarter ended September 30, 2006 according to the terms of the note.

We had a minor degradation of our working capital position during the quarter ended September 30, 2006 of $232,000, however, our cash position improved by nearly three times that amount up $447,000 from the balance at fiscal year end, June 30, 2006. We expect these trends will continue during the balance of fiscal 2007, at approximately the same rate, except our working capital position should improve. During fiscal 2007 we will continue to actively pursue business development and marketing activities to broaden our client and revenue base, and we anticipate making additional investments from time to time in our technology infrastructure, operations and other areas of our business. These efforts will use significant amounts of time, effort and funding. Our efforts to improve our operations and increase revenue may not be successful.

In August 2006, our board of directors authorized us to repurchase shares of common stock up to an aggregate value of $500,000 as part of a new buyback program. The shares are to be repurchased from time to time in open market transactions at our discretion, subject to market conditions and other factors. The repurchase program will occur over a period of 12 months through August 31, 2007, and may be modified, extended or discontinued at any time. We cannot predict the exact number of shares that may be repurchased. Through November 14, 2006, no repurchases have been made.

We expect that our current cash, current assets and any cash flows from operations will be sufficient to fund operations through fiscal 2008, including required payments on the Laurus Notes. However, any decreases in revenue would adversely affect our financial condition, and we may need to seek additional capital during fiscal 2007. We may not be able to raise sufficient financing, whether debt or equity. We do not have an existing credit facility available to us. In addition, based on the terms of the Laurus debt financings, raising additional capital may be difficult or highly dilutive to existing stockholders.

RISK FACTORS

Our operating results and financial condition will fluctuate due to a number of factors, including, but not limited to, the following factors:

     o our business development and marketing efforts and our ability to enter into and build relationships with new clients, and obtain additional projects from existing clients;
     o the timing and number of clinical trials by clients, the number of samples submitted to us for testing, and the amount of revenues generated from these tests;
     o our ability to participate in and win bids from RFPs (requests for proposals) for clinical tests;
     o our ability to manage our cash flow, including by managing or reducing our expenses; and
     o capital expenditure requirements, including for research and development efforts, upgrading or replacing laboratory equipment and making investments in information technology.

Many of the above factors are outside of our control, and all of the above factors are difficult for us to forecast. These factors can materially adversely affect our business and operating results for one quarter or a series of quarters.

ITEM 3.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (b) accumulated and communicated to management, including our Chief Executive Officer and Controller or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, management and our Chief Executive Officer and Controller concluded that our disclosure controls and procedures are effective.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues if any, within a company have been detected.

During the quarterly period covered by this report, there were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. In response to the Sarbanes-Oxley Act of 2002, we are continuing a comprehensive review of our disclosure procedures and internal controls and expect to make modifications and enhancements to these controls and procedures.

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

         Dated:  November 14, 2006

                                       /s/ Ronald R. Helm
                                       -----------------------------------------
                                       Ronald R. Helm
                                       Chief Executive Officer
                                       (principal executive officer)



                                       /s/ John P. Jensen
                                       -----------------------------------------
                                       John P. Jensen
                                       Controller
                                       (principal financial and accounting
                                       officer)