Form 10QSB
period 2006-12-31
PACIFIC BIOMETRICS INC
filed 2007-02-12
CIK 1020475

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended December 31, 2006


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period From _______ to _______


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

As of January 31, 2007, the issuer had outstanding 18,692,918 shares of common stock

Transitional Small Business Disclosure Format:                    Yes [ ] No [X]
================================================================================

                            PACIFIC BIOMETRICS, INC.

                              INDEX TO FORM 10-QSB

                                                                                                             PAGE
                                                                                                             ----
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2006 (unaudited) and June 30, 2006 (audited).............       3

Consolidated Statements of Operations for the three- and six-month periods ended December 31, 2006 and
2005 (unaudited)........................................................................................       4

Consolidated Statements of Cash Flows for the six-month periods ended December 31, 2006 and 2005
(unaudited).............................................................................................       5

Condensed Notes to the Consolidated Financial Statements (unaudited)....................................       6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........
                                                                                                              11

ITEM 3 - CONTROLS AND PROCEDURES........................................................................      21

PART II - OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....................................      21

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................      21

ITEM 6 - EXHIBITS.......................................................................................      22

SIGNATURES..............................................................................................      22

PACIFIC BIOMETRICS, INC.
CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------

                                                                                 DECEMBER 31,        JUNE 30,
                                                                                 ------------------------------
                                      ASSETS                                         2006              2006
                                                                                 ------------      ------------
                                                                                 (unaudited)
                                                                                 ------------      ------------
Current assets:
    Cash and cash equivalents                                                    $  4,895,847      $  5,497,737

    Accounts receivable, net of allowance for doubtful accounts of $32,100
    and $32,100, respectively                                                       1,996,967         1,977,589
    Other receivables                                                                 295,994           258,263
    Prepaid expenses and other assets                                                 495,258           363,966
    Deferred financing cost on secured convertible note - current portion             107,170           107,170
                                                                                 ------------      ------------
          Total current assets                                                      7,791,236         8,204,725

Property and equipment, net                                                           596,907           693,231

Other assets:
    Deferred financing cost on secured convertible note - net of current
    portion                                                                            72,032           125,617
                                                                                 ------------      ------------
          Total assets                                                           $  8,460,175      $  9,023,573
                                                                                 ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                             $    509,874      $    549,517
    Accrued liabilities                                                               496,615           499,858
    Advances from clients                                                             900,534           966,573
    Capital lease obligation - current portion                                         58,155            51,994
    Secured convertible note - current portion, net of
       unamortized fair value assigned to beneficial
       conversion feature and warrants of $0 and $0 respectively                    1,473,135           923,129
    Compound embedded derivative liability - current portion                        1,124,508           800,239
    Other notes payable - current portion                                             203,226            38,148
                                                                                 ------------      ------------
          Total current liabilities                                                 4,766,047         3,829,458


   Capital lease obligations - net of current portion                                  22,849            56,500
   Secured convertible note - net of current portion, net of
      unamortized fair value assigned to beneficial conversion
      feature and warrants of $1,262,496 $1,648,210, respectively                     304,169           718,461
   Compound embedded derivative liability - long-term portion                       1,195,903         1,752,994
   Other notes payable - net of current portion                                        62,227           310,938
                                                                                 ------------      ------------
          Total liabilities                                                         6,351,195         6,668,351
                                                                                 ------------      ------------

Stockholders' equity:
    Common stock, $0.01 par value, 30,000,000 shares authorized issued and outstanding 18,692,918 shares and
            18,880,118, respectively                                                  360,531           355,098
    Additional paid-in capital                                                     28,274,107        27,921,488
    Accumulated deficit                                                           (26,522,363)      (25,919,941)
    Treasury stock                                                                     (3,295)           (1,423)
                                                                                 ------------      ------------
          Total stockholders' equity                                                2,108,980         2,355,222
                                                                                 ------------      ------------

          Total liabilities and stockholders' equity                             $  8,460,175      $  9,023,573
                                                                                 ============      ============

         The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------------

                                                                      Three Months Ended                 Six Months Ended
                                                                          December 31,                     December 31,
                                                                 -----------------------------     ----------------------------
                                                                     2006             2005             2006             2005
                                                                                   (restated)                        (restated)
                                                                 ------------     ------------     ------------     ------------
Revenue                                                          $  2,218,846     $  3,113,248     $  4,823,730     $  4,947,690
                                                                 ------------     ------------     ------------     ------------

Laboratory expenses and cost of sales                               1,427,998        1,464,170        2,720,114        2,404,930
                                                                 ------------     ------------     ------------     ------------
          Gross profit                                                790,848        1,649,078        2,103,616        2,542,760

Operating expenses:
    Research and product development                                     --             11,802             --             21,347
    Selling, general and administrative                               855,435          837,158        2,263,889        1,671,140
                                                                 ------------     ------------     ------------     ------------

Operating income (loss)                                               (64,587)         800,118         (160,273)         850,273
                                                                 ------------     ------------     ------------     ------------

Other income (expense):
  Interest expense                                                   (102,413)        (101,497)        (200,907)        (196,457)
  Amortization of fair value assigned to beneficial
       conversion feature and warrants                               (192,857)        (172,651)        (385,715)        (384,924)
  Gain on adjustment of compound embedded derivative to
       fair value                                                       3,591           55,371          232,822          136,954
  Amortization of deferred finance costs                              (26,793)         (26,793)         (53,585)         (53,585)
  Interest income                                                      10,966              455           20,399            1,947
  Other income                                                            656            2,685              749            3,503
  Warrant financing cost                                               (2,955)          (1,232)          (5,910)          (1,232)
  Other expense                                                       (25,000)            --            (50,000)            --
                                                                 ------------     ------------     ------------     ------------
                                                                     (334,805)        (243,662)        (442,146)        (493,794)

Net income (loss) before tax expense                                 (399,392)         556,456         (602,419)         356,479
                                                                 ------------     ------------     ------------     ------------

Tax expense                                                              --               --               --               --
                                                                 ------------     ------------     ------------     ------------

Net income (loss)                                                $   (399,392)    $    556,456     $   (602,419)    $    356,479
                                                                 ============     ============     ============     ============

Net income (loss) applicable to common stockholders              $   (399,392)    $    556,456     $   (602,419)    $    356,479
                                                                 ============     ============     ============     ============

Net income (loss) per share:
  Basic earnings (loss) per share                                $      (0.02)    $       0.04     $      (0.03)    $       0.03
                                                                 ============     ============     ============     ============
  Diluted earnings (loss) per share                              $      (0.02)    $       0.03     $      (0.03)    $       0.02
                                                                 ============     ============     ============     ============

Weighted average common shares outstanding:
  Basic                                                            18,865,021       12,749,746       18,565,617       12,748,143
                                                                 ============     ============     ============     ============
  Diluted
                                                                   18,865,021       16,002,531       18,565,617       16,000,928
                                                                 ============     ============     ============     ============

         The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

---------------------------------------------------------------------------------------------------------------

                                                                                        Six months ended
                                                                                          December 31,
                                                                                  -----------------------------
                                                                                      2006             2005
                                                                                                    (restated)
                                                                                  -----------       -----------
Cash Flows From Operating Activities:
  Net income (loss)                                                               $  (602,419)      $   356,479

  Reconciliation of net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                     141,979           116,255
    Amortization of fair value assigned to beneficial conversion feature
    and warrants                                                                      385,715           384,924
    Amortization of deferred financing costs on secured convertible note               53,585            53,585
    Compound embedded derivative liability relating to secured
      convertible note (BCF)                                                         (232,822)         (136,954)
    Common Stock and APIC addition from options exercised                                --                 548
    Warrants issued in conjunction with equipment financing                             5,910             1,232
    Compensation expense from fair value adjustment to options                           --                 395
    Compensation expense from restricted shares and options granted                   550,267              --
    Changes in assets and liabilities:
       Accounts receivable, net                                                       (19,378)       (1,598,292)
       Other receivables                                                              (37,731)             --
       Prepaid expenses and other assets                                             (131,292)          118,260
       Advances from clients                                                          (66,039)         (205,804)
       Accounts payable                                                               (39,643)          489,651
       Accrued liabilities                                                             (3,243)         (125,882)
                                                                                  -----------       -----------
        Net cash provided (used) by operating activities                                4,889          (545,603)
                                                                                  -----------       -----------

Cash Flows From Investing Activities:
  Purchases of capital equipment
                                                                                      (45,656)         (314,453)
  Acquisition of Company common stock                                                (200,000)             --
                                                                                  -----------       -----------
        Net cash used in investing activities                                        (245,656)         (314,453)
                                                                                  -----------       -----------

Cash Flows From Financing Activities:
  Payments on notes payable
                                                                                     (333,633)          (75,061)
  Payments on capital lease obligations                                               (27,490)          (25,512)
                                                                                  -----------       -----------
        Net cash used in financing activities                                        (361,123)         (100,573)
                                                                                  -----------       -----------

Net decrease in cash and cash equivalents                                            (601,890)         (960,629)
Cash and cash equivalents, beginning of period                                      5,497,737         1,438,543
                                                                                  -----------       -----------

Cash and cash equivalents, end of period                                          $ 4,895,847       $   477,914
                                                                                  ===========       ===========

Cash paid during the period for interest                                          $   193,008       $   190,735
                                                                                  ===========       ===========

Cash paid during the period for income taxes                                      $      --         $      --
                                                                                  ===========       ===========

Non-Cash Investing and Financing Activities:
          Proceeds from exercise of stock options and warrants                    $      --         $       474
          Shares released from escrow under restructure agreement
          with prior landlord                                                     $      --         $   542,400

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

Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods. Operating results for the three- and six-month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited financial statements and related condensed notes should be read in conjunction with the audited financial statements and notes thereto, for its fiscal year ended June 30, 2006, as previously reported in the Company's annual report on Form 10-KSB.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," (hereinafter "SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operations.

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore, the Company is not required to adopt this interpretation in the first quarter of 2007. The Company is currently evaluating FIN 48 and has not yet determined the impact that the adoption of this interpretation will have on its financial position or results of operations.

STOCK-BASED COMPENSATION

The Company has traditionally applied APB Opinion 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations in accounting for its stock-based employee compensation plan. Beginning with the quarter ended March 31, 2006, the Company adopted the provisions of SFAS No. 123(R), "ACCOUNTING FOR STOCK-BASED COMPENSATION." For the fiscal year ended June 30, 2006, the Company granted incentive-based stock options for 125,000 shares under its incentive compensation plans. The Company will continue to disclose on a pro forma basis according to SFAS No. 123 during the transition period in accordance with SFAS No. 123(R), including prior period comparative pro forma amounts. During the six-month periods ended December 31, 2006 and 2005, the Company granted incentive-based stock options for 130,245 shares and 125,000 shares, respectively, under its incentive compensation plans. The Company also granted 543,234 restricted shares under its incentive compensation plans during the six-month period ended December 31, 2006. All stock options and restricted stock grants made under its incentive compensation plans during the six-month period ended December 31, 2006 were accounted for as compensation expense under the of SFAS No. 123(R). Had compensation cost been determined based on the fair value of stock options and restricted stock granted in a manner consistent with the method promulgated by SFAS No.

123, the Company's net income (loss) and income (loss) per share would have been changed to the pro forma amounts below for the respective periods ended December 31:

                                                         Three months                   Six months
                                                      ended December 31,             ended December 31,
                                                ----------------------------     -------------------------
                                                    2006             2005          2006            2005
                                                                  (restated)                    (restated)
                                                ------------     -----------     ---------     -----------
Net income (loss) as reported                   $   (399,392)    $   556,456     $(602,419)    $   356,479

Add:
   2006 restricted shares and options,
compensation expense per SFAS 123(R)                   4,710            --         550,269            --
                                                ------------     -----------     ---------     -----------
Revised net income (loss)                       $   (394,682)    $   556,456     $ (52,150)    $   356,479
Subtract:
   Total stock-based employee compensation
awards, net of related tax benefit                      --              --        (592,661)         (9,900)
                                                ------------     -----------     ---------     -----------

Pro forma net income (loss)                     $   (394,682)    $   556,456     $(644,811)    $   346,579
                                                ============     ===========     =========     ===========

Net loss per share:
          Basic - as reported                   $      (0.02)    $      0.04     $   (0.03)    $      0.03
                                                ============     ===========     =========     ===========

          Diluted - as reported                 $      (0.02)    $      0.03     $   (0.03)    $      0.02
                                                ============     ===========     =========     ===========

          Basic - pro forma                     $      (0.02)    $      0.04     $   (0.03)    $      0.03
                                                ============     ===========     =========     ===========

          Diluted - pro forma                   $      (0.02)    $      0.03     $   (0.03)    $      0.02
                                                ============     ===========     =========     ===========

To estimate compensation expense, the Company uses the Black-Scholes option-pricing model and assumptions deemed reasonable by management. The options are valued as of the date of grant. The following assumptions were used to compute the fair value of option grants for the six-month periods ended December 31:

                                            2006              2005
                                          --------          -------

  Expected volatility                      74.65%            87.86%
  Expected dividend yield                   0.00%             0.00%
  Risk-free interest rate                   4.71%             4.39%
  Expected life                           10 years          10 years


FINANCIAL INSTRUMENTS

The carrying amounts of cash, cash equivalents, and accounts receivable approximate fair value due to the short-term maturities of these instruments. The carrying value of the Company's secured convertible note is recorded net of the unamortized fair value assigned to beneficial conversion feature and warrants, representing its estimated fair value. The carrying value of the Company's other debt approximates its estimated fair values due to the rates of interest on the debt approximating current interest rates for similar obligations with like maturities.

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding in-the-money stock options that have vested or will vest within 60 days of December 31, 2006 (or March 01, 2007) and in-the-money warrants using the "treasury stock" method and the effect of preferred stock on an as-converted basis. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding and does not include the effect of dilution from a) outstanding in-the-money stock options that have vested or will vest within 60 days of December 31, 2006, b) in-the-money warrants using the "treasury stock" method, c) the effect of preferred stock on an as-converted basis. All per share calculations exclude treasury shares and shares held in trust as security for a note payable.

Due to the Company's net loss for the three- and six-month periods ended December 31, 2006, the Company's common stock equivalents were not used because the effect would be anti-dilutive. Due to the Company's restated net earnings for the three- and six-month periods ended December 31, 2005, the Company's common stock equivalents were related to the Company's: a) in-the-money, vested options, b) in-the-money warrants, and c) preferred stock were used in the computation of diluted earnings per share. As of December 31, 2005, the Company's common stock equivalents included: a) in-the-money, vested options to purchase 1,145,391 shares of common stock; b) in-the-money warrants to purchase 1,590,727 shares of common stock; and c) 1,550,000 shares of Series A preferred stock convertible into 516,667 shares of common stock.

Components of basic and diluted earnings (loss) per share were as follows for the three- and six-month periods ended December 31:

                                                     Three months ended             Six months ended
                                                        December 31,                   December 31,
                                                ----------------------------------------------------------
                                                    2006           2005            2006            2005
                                                                (restated)                      (restated)
                                                -----------    ------------    ------------    -----------
Net income (loss)(A)                            $  (399,392)   $    556,456    $   (602,419)   $   356,479

Net income (loss) applicable to common
stockholders(B)                                 $  (399,392)   $    556,456    $   (602,419)   $   356,479
                                                ===========    ============    ============    ===========
Weighted average number of outstanding
shares of common stock(C)                        18,865,021      12,749,746      18,565,617     12,748,143
                                                ===========    ============    ============    ===========

Weighted average number of outstanding
shares of common stock(D)                        18,865,021      16,002,531      18,565,617     16,000,928
                                                ===========    ============    ============    ===========

Income (loss) per share:
     Basic(B/C)                                 $     (0.02)   $       0.04    $      (0.03)   $      0.03
                                                ===========    ============    ============    ===========

     Diluted(A/D)                               $     (0.02)   $       0.03    $      (0.03)   $      0.02
                                                ===========    ============    ============    ===========

3. CONCENTRATION OF SALES AND CREDIT RISK

The Company's largest client in the quarter ended December 31, 2006, individually accounted for approximately 31% and 13% of the Company's total revenues in quarters ended December 31, 2006 and 2005, respectively. Revenues from the Company's five largest clients in the quarter ended December 31, 2006, represented approximately 72% and 61% of total revenues in the quarters ended December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, respectively, approximately 40% and 25% of the Company's accounts receivable balance were from the two largest clients at that time.

Clients of the Company represent many Fortune 500 pharmaceutical companies. The revenues from several pharmaceutical company divisions are aggregated as a single client for the Company's revenue calculations. 41% of the Company's revenue is derived from Fortune 500 clients for the quarter ended December 31, 2006. The percentage of revenue increases to 44% using the Fortune Global 500 list. The Company's exposure to concentration of credit risk is reduced considering the financial strength of the Company's clients.

The Company maintains its cash in three commercial accounts at major financial institutions. Although the financial institutions are considered creditworthy and have not experienced any losses on their deposits, at December 31, 2006, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $4,695,847.

4. RESTATEMENT

FINANCIAL DERIVATIVES

At the end of the fiscal year ended June 30, 2006, the Company corrected its accounting for derivative financial instruments to conform to the requirements of Statements of Accounting Standards No. 133, as amended, and Financial Accounting Standards Board Emerging Issues Task Force (EITF) No. 00-19. The Company previously accounted for these instruments under EITF 00-27 and EITF 98-5. Embedded beneficial conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments (Laurus secured convertible notes) and, in all instances derivative financial instruments have been recorded as assets or liabilities and are carried at fair value. The Company restated prior fiscal years results to conform to the requirements of the Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections". Net fair value adjustments included in earnings (loss) related to these instruments amounted to $298,616 and ($265,928) for the fiscal year ended June 30, 2006 and 2005, respectively. Accordingly, the balances for the quarter ended December 31, 2005 have been restated.

The adjustments for the fiscal year ended June 30, 2005, the quarter ended September 30, 2005 and ended December 31, 2005 are listed in the following table:

CONSOLIDATED BALANCE SHEETS - Summary of Adjustments for Derivative Liabilities

                                          September
               December 31,   June 30,        30,     December 31,  December 31,
                   2005         2005         2005         2005          2005
                               Adjust       Adjust       Adjust
  ASSETS                     Derivative   Derivative   Derivative
               (unaudited)   Liability    Liability    Liability     (restated)
               -----------   ----------   ----------   ----------    ----------

TOTAL ASSETS   $ 4,123,236                                          $ 4,123,236
               ===========                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

---------------------------------------------------------------------------------------------------------------
Compound embedded derivative liability
- current portion                                 --        327,110      (67,000)        270,767       530,877
---------------------------------------- ------------- ------------- ------------- -------------- -------------
  Total current liabilities                 3,091,430       327,110      (67,000)        270,767     3,622,307

Capital lease obligations - long term
portion                                        82,982           --           --             --          82,982
---------------------------------------- ------------- ------------- ------------- -------------- -------------
Secured convertible note - long-term
portion                                       931,929       239,644      (19,811)       (19,810)     1,131,952
---------------------------------------- ------------- ------------- ------------- -------------- -------------
Compound embedded derivative liability
- long-term                                       --      2,524,739      (14,583)      (326,138)     2,184,018
---------------------------------------- ------------- ------------- ------------- -------------- -------------
Other notes payable - long term portion       196,901           --           --             --         196,901

  Total liabilities                         4,303,242     3,091,493     (101,394)       (75,181)     7,218,161

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock                              15,500           --           --             --          15,500

  Common stock                                305,059           --           --             --         305,059
---------------------------------------- ------------- ------------- ------------- -------------- -------------
  Additional paid-in capital               25,432,944    (3,104,438)         --             --      22,328,506
---------------------------------------- ------------- ------------- ------------- -------------- -------------
  Accumulated deficit                    (25,932,086)        12,944       101,394         75,181  (25,742,567)
---------------------------------------- ------------- ------------- ------------- -------------- -------------
  Treasury stock                              (1,423)                                                  (1,423)
---------------------------------------- ------------- ------------- ------------- -------------- -------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        (180,006)                                              (3,094,925)
---------------------------------------- ------------- ------------- ------------- -------------- -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                          $ 4,123,236                                              $ 4,123,236
---------------------------------------------------------------------------------------------------------------

5. COMMON STOCK PURCHASES

On August 25, 2006, the Company's board of directors authorized the purchase of shares of common stock of the Company up to an aggregate value of $500,000 for shares at a maximum price of $1.17 per share. The terms of the agreement allow purchases through August 31, 2007 unless terminated earlier. $200,000 was paid in cash and $1,544 accrued for shares purchased through December 31, 2006. Shares purchased for the six months ended December 31, 2006 are represented in the following table:

                                      Total number   Average price   Total value
                                        of shares       paid per      of shares
         Period                         purchased        share        purchased

August 25, 2006 - October 31, 2006           --           --               --
November 1, 2006 - November 30, 2006      59,900        $1.12          $67,032
December 1, 2006 - December 31, 2006     127,300        $1.06         $134,512
--------------------------------------------------------------------------------
              Total                      187,200                      $201,544
                                         =======                      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INVESTORS SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED CONDENSED NOTES IN THIS FORM 10-QSB, OUR PRIOR PERIOD FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2006 AND OUR AUDITED FINANCIAL STATEMENTS AND RELATED NOTES FOR THE FISCAL YEAR ENDED JUNE 30, 2006, INCLUDED IN OUR ANNUAL REPORT ON FORM 10-KSB.

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT MANAGEMENT'S CURRENT VIEWS AND EXPECTATIONS WITH RESPECT TO OUR BUSINESS, STRATEGIES, PRODUCTS, FUTURE RESULTS AND EVENTS AND FINANCIAL PERFORMANCE. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT, INCLUDING FUTURE RESULTS OF OPERATIONS OR FINANCIAL POSITION, MADE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE FORWARD LOOKING. IN PARTICULAR, THE WORDS "EXPECT," "ANTICIPATE," "ESTIMATE", "DESIRE", "GOAL", " BELIEVE", "MAY", "WILL", "SHOULD", "INTEND", "OBJECTIVE", "SEEK", "PLAN", "STRIVE", VARIATIONS OF SUCH WORDS, OR SIMILAR EXPRESSIONS, OR THE NEGATIVES OF THESE WORDS, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING SUCH STATEMENTS AND THEIR ABSENCE DOES NOT MEAN THAT THE STATEMENT IS NOT FORWARD-LOOKING. EXAMPLES OF FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS AS TO OUR ESTIMATES FOR FUTURE REVENUES AND COST OF REVENUES, OUR EXPECTATIONS REGARDING FUTURE EXPENSES, INCLUDING RESEARCH AND DEVELOPMENT AND SALES AND MARKETING EXPENSES, OUR ESTIMATES REGARDING THE ADEQUACY OF OUR CAPITAL RESOURCES, OUR CAPITAL REQUIREMENTS AND OUR NEEDS FOR ADDITIONAL FINANCING, PLANNED CAPITAL EXPENDITURES, USE OF OUR WORKING CAPITAL, SOURCES OF REVENUE AND ANTICIPATED REVENUE, OUR BUSINESS DEVELOPMENT EFFORTS, FUTURE ACQUISITIONS OR INVESTMENTS, THE IMPACT OF ECONOMIC AND INDUSTRY CONDITIONS ON US AND OUR CLIENTS, THE

ANTICIPATED GROWTH OF OUR BUSINESS, OUR ABILITY TO ATTRACT CLIENTS, EXPECTATIONS REGARDING COMPETITION AND THE IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS.

THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AND IN THE SECTION CAPTIONED "FACTORS THAT MAY AFFECT OPERATING RESULTS," AND AS DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 2006, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE CONCENTRATION OF BUSINESS WITH LARGE CLIENTS, THE ABILITY TO DEVELOP NEW TECHNOLOGY AND INTRODUCE NEW PRODUCTS, COMPETITION, FLUCTUATIONS IN GENERAL ECONOMIC CONDITIONS, THE RISK OF BANKRUPTCY, AND CHANGES IN POLICIES BY REGULATORY AGENCIES. FOR ADDITIONAL FACTORS THAT CAN AFFECT THESE FORWARD-LOOKING STATEMENTS, SEE THE "RISK FACTORS" SECTION WITHIN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 2006, AND IN OUR REGISTRATION STATEMENTS ON FORM SB-2. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT SPEAK ONLY AS OF THE DATE HEREOF. WE CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. WE EXPRESSLY DISCLAIM ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT TO REFLECT ANY CHANGE IN MANAGEMENT'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates since the end of our 2006 fiscal year. For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and our Annual Report on Form 10-KSB for the year ended June 30, 2006.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified. There are other accounting policies that are significant to our company. For a more detailed discussion on the application of these and our other accounting policies, see "Note 2 to the Consolidated Financial Statements" included in this Report and "Note 2 to Consolidated Financial Statements" included in our Annual Report on Form 10-KSB for the year ended June 30, 2006.

         REVENUE RECOGNITION

We recognize revenue in the period that the related services are performed. A substantial majority of our net revenue has been earned under service contracts which range from six months to eighteen months in duration, but can also extend up to two years or longer in duration. Service contracts generally take the form of fixed-price arrangements. Under these fixed-price arrangements, revenue is recognized as services are performed, with performance generally determined using output measures such as units-of-work performed to date as compared to the total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of contract pricing terms. Renegotiated amounts are not included in net revenue until earned and realization is assured. We also receive advances from various clients related to the services to be performed for them. These advances are deferred and recognized as revenue in the period the related services are performed. Estimates of costs to complete are made, as appropriate, to provide for variances expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. All out-of-pocket costs are included in total revenue and expenses.

         FINANCIAL DERIVATIVES - BENEFICIAL CONVERSION FEATURE AND WARRANTS

Embedded beneficial conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments (see Note 2. Summary of Significant Accounting Policies and Note 4. Restatement) and, in all instances derivative financial instruments have been recorded as assets or liabilities and are carried at fair value, using the Black-Scholes pricing model. We record the value allocated to warrants issued with the convertible instruments, measured at fair value, using the Black-Scholes pricing model and recognized by allocating a portion of the proceeds to a derivative liability with an offset to discount on the convertible instrument. The recorded discount is amortized as interest expense using the straight-line interest method over the life of the debt.

         BAD DEBT ALLOWANCE

We endeavor to assess and monitor the creditworthiness of our clients to which we grant credit terms in the ordinary course of business. We maintain a provision for doubtful accounts to provide for the possibility that amounts due to us may not be collected. As of December 31, 2006, the allowance for bad debt was approximately 2% of our total accounts receivable. This bad debt provision is monitored on a monthly basis and adjusted as circumstances warrant. As the recorded bad debt provision is based upon management's judgment, actual bad debt write-offs may be greater or less than the amount recorded. Historically bad debt write-offs have not been material.

         STOCK-BASED COMPENSATION EXPENSE

We offer stock-based compensation to our employees, senior management and board of directors at the direction of our compensation committee and subject to approval of our board of directors. Our policy is to grant stock options to employees based on years of service and position within the company. Our senior management group and board of directors are compensated with incentive-based restricted shares of common stock.

         OPERATING EXPENSES

Historically, we have segregated our recurring operating expenses among three categories: laboratory and cost of sales; selling, general and administrative expenses; and research and development. Laboratory expenses and cost of sales consist of amounts necessary to complete the revenue and earnings process, and includes direct labor and related benefits, other direct costs, and an allocation of facility charges and information technology costs, and depreciation and amortization. Also, laboratory expenses and cost of sales include shipping and handling fees and reimbursable out-of-pocket costs. Laboratory expenses and cost of sales, as a percentage of net revenue, tends, and is expected, to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings involving studies conducted during any period of time.

Selling, general and administrative expenses include business development activities, sales and marketing expenses, and laboratory administration expenses. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, legal and accounting fees, advertising and promotional expenses, administrative travel and an allocation of facility charges, information technology costs, and depreciation and amortization.

Research and development expenses consist of direct labor and related benefits, supplies, legal fees for patent applications, travel expenses, and depreciation and amortization.

We depreciate equipment and computers over three to five years, while leasehold improvements are depreciated over the remaining life of the lease. This estimate of a three to five-year useful life on equipment and computers and a useful life based on the remaining years left on the building lease for leasehold improvements reflects management's judgment that these useful life periods reflect a reasonable estimate of the life over which the equipment, computers and leasehold improvements will be used by us.

RESULTS OF OPERATIONS FOR THREE-MONTH AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2006 AND 2005

REVENUE:

DOLLARS IN THOUSANDS,         THREE MONTHS ENDED                  SIX MONTHS ENDED
ROUNDED TO NEAREST THOUSAND       DECEMBER 31,        $      %       DECEMBER 31,        $      %
---------------------------- --------------------- ------ ------ -------------------- ------ -------
                                2006       2005    Change Change    2006      2005    Change  Change
                                        (restated)                         (restated)
---------------------------- ---------- ---------- ------ ------ --------- ---------- ------ -------
REVENUE                        $2,219     $3,113   $(894)  (29)%  $4,824     $4,948   $(124)   (3)%
----------------------------------------------------------------------------------------------------

Our revenue is generated from clinical trials and diagnostic testing services. Our revenue decreased to $2,219,000 from $3,113,000 or approximately 29% between the comparable quarters ended December 31, 2006 and 2005, respectively. This was the result of a decrease in the size and number of clinical trials testing services we performed. This decrease reflects the first downward change from the significant increases in revenue and open work orders we had been experiencing over four of the past six quarters. In the second quarter of fiscal 2006, we had a significant client study with one of our clients that totaled approximately $1,900,000, a portion of which was recognized in the third quarter of fiscal 2006 as work was performed. However, for the second quarter of fiscal 2007, we did not have any large study of comparable size. For the comparable six-months ended December 31, 2006 and 2005, our revenue decreased to $4,824,000 from $4,948,000 or approximately 3%. This also was primarily the result of a substantial decrease in the size and number of clinical trials testing services we performed in the quarter ended December 31, 2006, which was offset by a significant increase in revenues for the first quarter of fiscal 2007 ended September 30, 2006.

During the three- and six-months ended December 31, 2006, revenue generated from clinical trials testing services accounted for approximately 66% and 68%, respectively, of our total revenue as compared to 60% and 51%, respectively, during the quarter and six-months ended December 31, 2005. During the three- and six-month periods ended December 31, 2006, revenue generated from diagnostic services and trial services accounted for approximately 6% and 6%, respectively of our total revenue as compared to 14% and 20%, respectively, during the quarter and six-months ended December 31, 2005. During the three- and six-month periods ended December 31, 2006, revenue generated from referral sources accounted for approximately 27% and 26%, respectively, of our total revenues as compared to 24% and 22%, respectively, during the quarter and six-months ended December 31, 2005.

LABORATORY EXPENSE AND COST OF GOODS SOLD:

DOLLARS IN THOUSANDS,         THREE MONTHS ENDED                  SIX MONTHS ENDED
ROUNDED TO NEAREST THOUSAND       DECEMBER 31,        $      %       DECEMBER 31,        $      %
---------------------------- --------------------- ------ ------ -------------------- ------ -------
                                2006       2005    Change Change    2006      2005    Change  Change
                                        (restated)                         (restated)
---------------------------- ---------- ---------- ------ ------ --------- ---------- ------ -------
LABORATORY EXPENSES AND
COST OF GOODS SOLD             $1,428     $1,464    ($36)  (2)%    $2,720   $2,405     $315    13%
---------------------------- ---------- ---------- ------ ------ --------- ---------- ------ -------
PERCENTAGE OF REVENUE             64%        47%                      56%      49%
----------------------------------------------------------------------------------------------------

Laboratory expense and cost of goods sold consist primarily of payment of salaries and related benefits to employees performing analysis of clinical trial samples, the cost of supplies for analysis of clinical trial samples, payments to subcontractors of laboratory services, and other expenses such as rent, utilities, business and occupation taxes.

For the comparable quarters ended December 31, 2006 and 2005, laboratory expenses and cost of goods sold decreased approximately 2% to $1,428,000 from $1,464,000, respectively, and as a percentage of revenue, increased to approximately 64% from approximately 47%. The relative increase in laboratory expense and cost of goods sold as a percentage of revenue was primarily the result of the significant decrease in revenue over the comparable period, increased costs of outside service for laboratory testing and the fixed components of laboratory expense and cost of goods sold.

The largest component increase in laboratory expense and costs of goods sold was a 15% increase in laboratory salaries and related benefits to approximately $528,000 from $460,000 for the quarters ended December 31, 2006 and 2005, respectively. The increase in laboratories salaries and related benefits between the comparable quarters is primarily due to hiring additional staff for project management and data services provided to our clients. Secondly, laboratory outside service expense increased 46% to approximately $134,000 from $92,000 due to changes in the mix of laboratory testing required by our clients. The increase in laboratory salaries and related benefits and outside service expense was more than offset by a substantial decrease in laboratory supplies expense. This is primarily due to a significant decrease in revenue between the comparable fiscal quarters. Laboratory supplies decreased 24% to approximately $512,000 from $663,000 for the quarters ended December 31, 2006 and 2005, respectively.

For the comparable six-month periods ended December 31, 2006 and 2005, laboratory expenses and cost of goods sold increased approximately 13% to $2,720,000 from $2,405,000, respectively, and as a percentage of revenue, increased to approximately 56% from approximately 49%. The relative increase in laboratory expense and cost of goods sold as a percentage of revenue was primarily the result of the increases to staff and outside service expense over the comparable period. In particular, we increased staffing in the laboratory, project and data management areas to accommodate two sizeable client studies that were scheduled to begin in the quarter ended December 31, 2006; however, the clients postponed both studies indefinitely.

Laboratory supplies expense decreased 8% to approximately $884,000 from $957,000 for the six-month period ended December 31, 2006 and 2005, respectively. Laboratory supplies represented approximately 32% and 40% of laboratory expense and cost of goods sold for the six-month period ended December 31, 2006 and 2005, respectively. The decrease in lab supplies between the comparable six-month periods is partially due to a small decrease in revenue from clinical and diagnostic testing services and the outsourcing of a portion of the laboratory testing we provided to our clients.

Laboratory salaries and related benefits rose 31% to approximately $1,062,000 from $809,000 for the six-month periods ended December 31, 2006 and 2005, respectively. Salaries and related benefits accounted for approximately 39% and 34% of total laboratory expense and cost of goods sold for the six-month periods ended December 31, 2006 and 2005, respectively. The significant increase in salaries and benefits is due to hiring of additional staff for project management and data services provided to our clients. In particular, we increased staffing in the laboratory, project and data management areas to accommodate two sizeable client studies that were scheduled to begin in the quarter ended December 31, 2006; however, the clients postponed both studies indefinitely. On December 31, 2006 we had 39 FTE in our laboratory services. This compares to 32 FTE on December 31, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

DOLLARS IN THOUSANDS,         THREE MONTHS ENDED                  SIX MONTHS ENDED
ROUNDED TO NEAREST THOUSAND       DECEMBER 31,        $      %       DECEMBER 31,        $      %
---------------------------- --------------------- ------ ------ -------------------- ------ -------
                                2006       2005    Change Change    2006      2005    Change  Change
                                        (restated)                         (restated)
---------------------------- ---------- ---------- ------ ------ --------- ---------- ------ -------
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE          $855       $837      $18    2%     $2,264    $1,671    $593    35%
---------------------------- ---------- ---------- ------ ------ --------- ---------- ------ -------
PERCENTAGE OF REVENUE            39%        27%                       47%       34%
----------------------------------------------------------------------------------------------------

Our selling, general and administrative expense consists primarily of compensation for our executive officers, board members and other selling, general and administrative personnel, legal and accounting fees, and payments under consulting arrangements. Selling, general and administrative expense increased 2% to approximately $855,000 from $837,000 for the quarters ended December 31, 2006 and 2005, respectively. As a percentage of revenue, selling, general and administrative expense was 39% and 27%, respectively, for the quarters ended December 31, 2006 and 2005. This increase in selling, general and administrative expense as a percentage of revenue is primarily due to the significant decrease in revenue for the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005.

The 2% increase in selling, general and administrative expense was primarily the result of a 3% increase to approximately $500,000 from $486,000 in overall salaries, commissions, consulting fees, board fees and related benefits for the quarters ended December 31, 2006 and 2005, respectively. This increase was greatest for selling expense which increased by 92% to $137,000 from $71,000 for the three months ended December 31, 2006 and 2005, respectively. This increase in expense was primarily due to reclassification of staff and increased advertising expense. Laboratory administration also increased by 5% to approximately $180,000 from $172,000 for the three months ended December 31, 2006 and 2005, respectively. This increase in expense was primarily due to increased staff.

Selling, general and administrative expense increased 35% to approximately $2,264,000 from $1,671,000 for the six-month periods ended December 31, 2006 and 2005, respectively. As a percentage of revenue, selling, general and administrative expense was 47% and 34%, respectively, for the six-month periods ended December 31, 2006 and 2005.

The 35% increase in selling, general and administrative expense for the six-month period ended December 31, 2006 was primarily the result of share-based compensation expense of approximately $537,000 granted in the quarter ended September 30, 2006. We had no significant comparable share-based compensation expense for the six-months ended December 31, 2005. Overall selling, general and administrative expense increased to approximately $1,639,000 from $979,000 for the six-month period ended December 31, 2006. In addition, overall salaries, consulting fees, board fees and related benefits increased for the six-month periods ended December 31, 2006 and 2005, respectively. This increase was greatest for administrative expense category which increased to $903,000 from $434,000 for the six-months ended December 31, 2006 and 2005, respectively. This increase in expense was primarily due to share-based compensation expense of approximately $469,000 for quarter ended September 30, 2006.

Partially offsetting the increase in administrative expense was a 34% reduction to approximately $192,000 from $304,000 in legal, accounting, printing and general public company costs for the six-months ended December 31, 2006 and 2005, respectively. During the six-months ended December 31, 2005 as compared to the six-months ended December 31, 2006, we incurred higher legal fees and accounting expenses that were primarily the result of our private placement of common stock in March 2006. We had no significant comparable expense for the six-months ended December 31, 2006.

RESEARCH AND PRODUCT DEVELOPMENT:

DOLLARS IN THOUSANDS,         THREE MONTHS ENDED                  SIX MONTHS ENDED
ROUNDED TO NEAREST THOUSAND       DECEMBER 31,        $      %       DECEMBER 31,        $      %
---------------------------- --------------------- ------ ------ -------------------- ------ -------
                                2006       2005    Change Change    2006      2005    Change  Change
                                        (restated)                         (restated)
---------------------------- ---------- ---------- ------ ------ --------- ---------- ------ -------
RESEARCH AND PRODUCT
DEVELOPMENT                      $0         $12     $(12) (100)%     $0       $21     $(21)   (100)%
---------------------------- ---------- ---------- ------ ------ --------- ---------- ------ -------
PERCENTAGE OF REVENUE            0%          0%                      0%        0%
----------------------------------------------------------------------------------------------------

Research and product development expenses consist mainly of our expenditures incurred in connection with development of our OsteoPatch, SalivaSac, LIDA and cell viability technology held in our subsidiary PBI Technology. During the first six-months of 2007, we did not incur any research and development expense. We anticipate during the remainder of 2007 that we will incur relatively small research and development expenses.

OTHER EXPENSE:

DOLLARS IN THOUSANDS,         THREE MONTHS ENDED                  SIX MONTHS ENDED
ROUNDED TO NEAREST THOUSAND       DECEMBER 31,        $      %       DECEMBER 31,        $      %
---------------------------- --------------------- ------ ------ -------------------- ------ -------
                                2006       2005    Change Change    2006      2005    Change  Change
                                        (restated)                         (restated)
---------------------------- ---------- ---------- ------ ------ --------- ---------- ------ -------
OTHER EXPENSE                  $(335)     $(244)    $(91)   37%    $(442)    $(494)    $52     11%
---------------------------- ---------- ---------- ------ ------ --------- ---------- ------ -------
PERCENTAGE OF REVENUE           (15)%      (8)%                     (9)%     (10)%
----------------------------------------------------------------------------------------------------

Total other expense increased 37% or approximately $91,000 to $335,000 from $244,000 during the quarters ended December 31, 2006 and 2005, respectively. Total other expense improved 11% or approximately $52,000 to $442,000 from $494,000 during the six-months ended December 31, 2006 and 2005, respectively.

The primary change in other expense was due to gain from the adjustment of the compound embedded derivative associated with our two secured convertible notes with Laurus in May 2004 and January 2005 (respectively, the "Notes"). The gain from the compound embedded derivative decreased 94% or approximately $51,000 to $4,000 from $55,000 during the quarters ended December 31, 2006 and 2005, respectively. The gain from the compound embedded derivative improved 70% or approximately $96,000 to $233,000 from $137,000 during the six-months ended December 31, 2006 and 2005, respectively. Another component of other expense in the quarter and six-months ended December 31, 2006 was approximately $102,000 and $201,000, respectively of cash and accrued interest expense on notes payable and lease obligations. We also incurred approximately $193,000 and $386,000, respectively, of non-cash interest expense that represented the amortization of the intrinsic value of the beneficial conversion features of the two secured convertible notes and fair market value allocated to 2,207,905 warrants related to our Notes. As of December 31, 2006 $1,262,496 remained unamortized and will be amortized, using the straight-line interest method, over the remaining lives of the Notes, or upon their earlier conversion. (See "Note 9 to Notes to Consolidated Financial Statements" in our Report on Form 10-KSB for the year ended June 30, 2006). In comparison, major components of other expense in the quarter and six-months ended December 31, 2005 was approximately $101,000 and $196,000, respectively of cash interest expense on notes payable and lease obligations, and approximately $173,000 and $385,000, respectively of non-cash interest expense that represented the amortization of the intrinsic value of the beneficial conversion features of the two secured convertible notes. This represents approximately $20,000 increase in non-cash interest for the comparable quarters ended December 31, 2006 and December 31, 2005, respectively.

For the quarter and six-months ended December 31, 2006, and December 31, 2005, respectively, we incurred no change in the expense related to the amortization of our deferred finance cost associated with both Notes.

During the quarter ended December 31, 2006, we also paid other expense of $25,000 for settlement charges subsequent to the $25,000 accrued expense for the quarter ended September 30, 2006, totaling $50,000 paid for the six months ended December 31, 2006. Our pro rata share of a promissory note in principal amount of $50,000 issued jointly by Saigene Corporation and Pacific Biometrics in connection with an asset purchase agreement dated August 28, 2002 was $25,000.

NET INCOME (LOSS):

DOLLARS IN THOUSANDS,         THREE MONTHS ENDED                  SIX MONTHS ENDED
ROUNDED TO NEAREST THOUSAND       DECEMBER 31,        $      %       DECEMBER 31,        $      %
---------------------------- --------------------- ------ ------ -------------------- ------ -------
                                2006       2005    Change Change    2006      2005    Change  Change
                                        (restated)                         (restated)
---------------------------- ---------- ---------- ------ ------ --------- ---------- ------ -------
NET INCOME (LOSS)              $(399)      $556    $(955) (172)%   $(602)    $356     $(959)  (269)%
---------------------------- ---------- ---------- ------ ------ --------- ---------- ------ -------
PERCENTAGE OF REVENUE          (18)%        18%                    (12)%      7%
----------------------------------------------------------------------------------------------------

We had net loss of approximately $399,000 for the quarter ended December 31, 2006 compared to net income of approximately $556,000 for the quarter ended December 31, 2005. This difference between the net income and net loss for the quarters was primarily attributable to decreased revenue and percentage of gross profits in the comparable quarters.

We had net loss of approximately $602,000 for the six-month period ended December 31, 2006 compared to a net income of approximately $356,000 for the six-month period ended December 31, 2005. This difference between the net income and net loss was primarily attributable to our slight decrease in revenue and significant decrease in the percentage of gross profit in the comparable six-month periods. Additional expenses were incurred for share-based compensation expense, increases in outside lab services and overall staff which were only partially offset by small decreases in research and product development expense and a small gain from the adjustment of the compound embedded derivative to fair value.

We realized operating loss of approximately $65,000 and $160,000, respectively for the quarter and six-months ended December 31, 2006, as compared to operating income of approximately $800,000 and $850,000 for the three- and six-month periods ended December 31, 2005. This change in operating income was primarily due to share-based compensation expense, increases in outside lab services and overall staff and decrease in revenue.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA):

DOLLARS IN THOUSANDS,         THREE MONTHS ENDED                  SIX MONTHS ENDED
ROUNDED TO NEAREST THOUSAND       DECEMBER 31,        $      %       DECEMBER 31,        $      %
---------------------------- --------------------- ------ ------ -------------------- ------ -------
                                2006       2005    Change Change    2006      2005    Change  Change
                                        (restated)                         (restated)
---------------------------- ---------- ---------- ------ ------ --------- ---------- ------ -------
EBITDA                         $(32)       $927    $(959) (103)%   $186      $1,109   $(923)  (83)%
---------------------------- ---------- ---------- ------ ------ --------- ---------- ------ -------
PERCENTAGE OF REVENUE          (1)%         30%                      4%         22%
----------------------------------------------------------------------------------------------------

EBITDA is an alternative view of earnings performance used by management, which is a non-GAAP (generally accepted accounting principles) financial measure. EBITDA provides a view of a company's operations without including certain non-cash charges and certain expenses, specifically reflecting earnings before interest, taxes, depreciation and amortization. We added the EBITDA metric to our financial reporting beginning in fiscal 2006 because we believe this metric more clearly illustrates company operating performance and we use it for internal reporting and budgeting, as well as for reviewing competitors' performance. We believe that investors' understanding of our company performance is enhanced by disclosing this metric. In particular, EBITDA eliminates the charge to net income due to the beneficial conversion feature on the Laurus convertible debt, as well as amortized warrant costs from our Franklin Funding equipment financing for the fiscal years 2007 and 2006. These non-cash, non-operating charges have varied significantly from year to year, making comparisons of our operating performance more difficult. The EBITDA measure is not a substitute for GAAP Net Income, and should not be viewed as such.

For the quarter ended December 31, 2006, we had negative EBITDA of approximately $32,000 compared to $927,000 for the quarter ended December 31, 2005. In addition, for the six-months ended December 31, 2006, we had positive EBITDA of approximately $186,000 compared to $1,109,000 for the six-months ended December 31, 2005. This significant improvement in EBITDA income (loss) over GAAP net income (loss) is primarily the result of the significant amount of interest expense and amortization expense related to our secured convertible notes during comparable periods. A reconciliation of EBITDA income (loss) and GAAP Net Income
(loss) is provided below.

RECONCILIATION OF EBITDA INCOME (LOSS) TO GAAP NET INCOME (LOSS):

------------------------------------------- -----------------------------------------------
DOLLARS IN THOUSANDS,                           THREE MONTHS ENDED       SIX MONTHS ENDED
ROUNDED TO NEAREST THOUSAND                        DECEMBER 31,            DECEMBER 31,
------------------------------------------- ----------------------- -----------------------
                                               2006        2005        2006        2005
                                                        (restated)              (restated)
------------------------------------------- ---------- ------------ ---------- ------------
GAAP NET INCOME (LOSS)                         $(399)       $556       $(602)       $356

Interest expense                                 102         102         201         197
Interest expense from amortization of
beneficial conversion feature and warrants       193         173         386         385
Amortized finance costs                           27          27          53          54
Depreciation and amortization                     42          68         142         116
Amortized options & warrants                       3           1           6           1

EBITDA                                          $(32)       $927        $186      $1,109
------------------------------------------- ---------- ------------ ---------- ------------

LIQUIDITY AND CAPITAL RESOURCES:

We had net operating loss for the six-month period ended December 31, 2006 and net income for the fiscal year ended June 30, 2006. Revenue for the six-month period ended December 31, 2006 was lower than revenue in the comparable prior fiscal period. Revenue for our fiscal year ended June 30, 2006 was significantly higher than revenue in the comparable prior fiscal year periods. Although we saw major improvements in revenue during the second and third quarters of the 2006 fiscal year, continued through the first quarter of fiscal 2007, we had revenues decline in the second quarter of the 2007 fiscal year. Our revenues fluctuate, and are likely to continue to fluctuate from quarter to quarter and year to year. Our operations historically have been funded through revenue generated from operations and from the sale and issuance of our common stock, preferred stock and debt.

At December 31, 2006, our cash and cash equivalents were approximately $4,896,000, compared to approximately $5,498,000 at June 30, 2006. In addition, at December 31, 2006, we had working capital of approximately $3,025,000, compared to working capital of approximately $4,375,000 at June 30, 2006. The decrease in our working capital is primarily attributable to build up in the current portion of our secured convertible notes, other notes payable, and derivative liability relating to the secured convertible notes, which offset increases in accounts receivable, other receivable and prepaid expense and decreases in accounts payable, accrued liabilities, and advances from customers. The decreases in cash and cash and cash equivalents were due to certain payments made on our notes payable, purchases of capital equipment, and approximately $200,000 in payments we made for repurchases of common stock.

At December 31, 2006, we had approximately $1,997,000 in accounts receivable, compared to approximately $1,978,000 as of June 30, 2006, reflecting the timing of revenues billed and collected. We generally have a high collectibility rate on our accounts receivable, and our allowance for doubtful accounts is only $32,100 which we believe is reasonable based on our past experience. Our accounts receivable generally reflect our billings, and may include one or several individually large client receivables from time to time. We had one clinical service client that represented 28% or approximately $571,000 of our accounts receivable balance as of December 31, 2006 compared to 29% or approximately $632,000 of our accounts receivable balance as of December 31, 2005.

Total liabilities recorded on our balance sheet as of December 31, 2006 were approximately $6,351,000 compared to approximately $6,668,000 as of June 30, 2006. The decrease in liabilities was the primarily the result of a decrease in secured convertible note, long-term portion, derivative liability relating to secured convertible note, and a decrease in other notes payable. A significant component of our liabilities are represented by the 2004 and 2005 Notes with Laurus (See "BUSINESS -- Laurus Debt Investment" in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006), and, to a lesser degree, our borrowings of $350,000 in fiscal 2006 under our $500,000 credit facility with Franklin Funding. As required by U.S. generally accepted accounting principles, the liability we recorded for the 2004 and 2005 Notes reflected an aggregate discount from the face value of the notes by approximately $1,262,000, related to the valuation of the beneficial conversion feature and the warrants. During the six-month period ended December 31, 2006, we paid $250,000 of the principal amount due on the 2005 Note and as of December 31, 2006 the remaining aggregate principal balance on the 2004 and 2005 Notes was $3,039,800. Accordingly, if the discount to face value is disregarded, our total liabilities as of December 31, 2006 and June 30, 2006, respectively, would be approximately $7,614,000 and $8,317,000. Because a portion of the 2004 Note has been converted into common stock, as of December 31, 2006, a partial payment in the amount of $41,596 which will reduce the outstanding principal by $39,797 is due in February 2007. The first full payment on the 2004 Laurus Note of $85,000 per month is scheduled to begin in March 2007. This and future payments will reduce the outstanding principal of the 2004 Note by $83,333 per month. Payments on the 2005 Laurus Note of $51,000 per month began in August 2006. These payments reduce the outstanding principal of the 2005 Note by $50,000 per month.

Net cash provided by operating activities was approximately $5,000 for the six-month period ended December 31, 2006. For the six-month period ended December 31, 2006, net cash provided by operations included the effect of approximately $142,000 in depreciation and amortization, approximately $386,000 of amortization related to the secured convertible notes, approximately $546,000 in expense from share-based compensation, and approximately $233,000 in income from adjustment of the compound embedded derivative liability relating to our secured convertible notes. Our investing activities used cash of approximately $246,000 for the six-month period ended December 31, 2006 primarily for the repurchase of common stock and purchase of capital equipment. Cash flows used in financing activities included approximately $361,000 in payments on notes payable and payments on capital lease obligations. We have no off-balance sheet financing arrangements.

As described above, we experienced a significant decrease in revenues for the three-month period, a decrease in revenues for the six-month period ended December 31, 2006 and we incurred net losses. In the prior fiscal year ended June 30, 2006, proceeds from our private placement of common stock and new equipment line of credit with Franklin Funding added to our improved results in cash and working capital position from operations. Our cash and working capital position for the six-month period was reduced due to adjustments to the components of our secured convertible notes, the repurchase of common stock, purchase of capital equipment, payments on notes payable and payments on capital lease obligations. In an effort to become more competitive and to increase our revenue, we are continuing to increase our business development activities, and plan to make additional investments in our technology infrastructure and other areas of our business. These efforts will continue to use significant amounts of time, effort and funding. Our efforts to control expense, generate revenue and generate or raise sufficient working capital may not be successful.

We expect that our current cash, current assets and cash flows from operations will be sufficient to fund operations through fiscal 2008. However, any decreases in revenue would adversely affect our financial condition, and with this uncertainty and our current capital investment requirements we may need to seek additional capital during fiscal 2008 or 2009. We may not be able to raise sufficient financing, whether debt or equity. We do not have additional amounts available to us under our Franklin Funding equipment line of credit and we do not have any other credit facility in place. In addition, based on the terms of the Laurus debt financings, raising additional capital may be difficult or highly dilutive to existing stockholders.

RECENT CHANGES IN OUR MARKETPLACE

Management has reviewed recent developments in the dyslipidemia drug development market that provides a substantial portion of our revenues. These changes - specifically, the late-stage withdrawal of the HDL-raising drug torcetrapib by Pfizer in December 2006 - have the potential to significantly impact our future revenues. We have not experienced a significant impact on current revenues for the period ended December 31, 2006 from these developments, and no current studies have been terminated or suspended. Nevertheless, because of current uncertainty about the significance of these developments, potential effects on our future business and revenues, as well as on drug development activities by other pharmaceutical companies in the lipid / cholesterol market in general, are unclear. Even if the withdrawal of torcetrapib results in the cessation of similar drug programs (CETP inhibitors) at other pharmaceutical companies, we believe we are well positioned in the lab services market for the dyslipidemia therapeutic area to take advantage of other drug classes coming into the pipeline. Indeed, we are involved with many top pharmaceutical companies in providing testing services for drugs related to but distinct from the CETP inhibitors.

Several factors may adversely affect our future revenues, including the recent announcements by Pfizer to halt further testing of torcetrapib, the lead compound in the CETP inhibitor drug class, due to specific safety issues, Pfizer's plans for cost reductions and layoffs and other large pharmaceutical companies' cost reduction announcements. We are not certain how the current issues will affect the clinical development of CETP inhibitors at other pharmaceutical companies, or the effect on other drug classes currently being evaluated for their favorable effects on HDL ("good") cholesterol levels and on reverse cholesterol transport. There is an expectation in the industry that several pharmaceutical companies will make announcements regarding their plans in the 2nd quarter of calendar 2007, which we are hopeful will provide insights into future changes in our market, specifically regarding the CETP pathway for increasing HDL cholesterol. We intend to continue to monitor and assess any potential impacts should they arise.

FACTORS THAT MAY AFFECT OPERATING RESULTS

Our operating results and financial condition will likely fluctuate due to a number of factors, including, but not limited to, the following factors:

  o Our business development and marketing efforts and our ability to enter into, build and maintain relationships with new clients, and obtain additional projects from existing clients;
  o The timing and number of clinical trials by clients, the number of samples submitted to us for testing, and the amount of revenues generated from these tests;
  o Our ability to participate in and win bids from RFPs (requests for proposals) for clinical tests;
  o Our ability to manage our cash flow, including managing or reducing our expenses;
  o Capital expenditure requirements, including for research and development efforts, upgrading or replacing laboratory equipment and making investments in information technology;
  o Decreases in work submitted to us from our clients, including any delays in undertaking clinical studies or submitting samples for testing services, early termination or reductions in work orders or clinical studies, or decreases in the volume or timing of new work orders; and
  o We generally do not have long-term contracts with clients for our services; any project we undertake may generally be terminated at any time by the client on short notice.

Many of the above factors are outside of our control, and all of the above factors are difficult for us to forecast. These factors can materially adversely affect our business and operating results for one quarter or a series of quarters.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (b) accumulated and communicated to management, including our Chief Executive Officer and Controller, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Controller concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

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

PART II - OTHER INFORMATION

ITEM 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by the Company of its common stock during the quarter ended December 31, 2006:

Period             (a) Total Number     (b) Average    (c) Total Number   (d) Maximum Number
                       of Shares       Price Paid per     of Shares        (or Approximate
                       Purchased           Share         Purchased as      Dollar Value) of
                                                       Part of Publicly     Shares that May
                                                        Announced Plans    Yet Be Purchased
                                                        or Programs (1)   Under the Plans or
                                                                             Programs (1)

October 1 thru
October 31, 2006           --                 --               --               $500,000
November 1 thru
November 30, 2006       59,900              $1.12           59,900              $432,968
December 1 thru
December 31, 2006      127,300              $1.06          127,300              $298,456
---------------------------------------------------------------------------------------------
    Total              187,200                             187,200              $298,456

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2006 annual meeting of stockholders held on December 15, 2006, the five director-nominees were duly elected on the following vote, each for a one-year term:

                                        Affirmative Votes      Votes Withheld
                                        -----------------      --------------

Ronald R. Helm                              12,450,595              9,840
Terry M. Giles                              12,450,595              9,840
Paul G. Kanan                               12,450,767              9,668
Richard W. Palfreyman                       12,453,267              7,168
Curtis J. Scheel                            12,453,267              7,168

ITEM 6.    EXHIBITS

  31.1     Certification of Ronald R. Helm, Chief Executive Officer
  31.2     Certification of John P. Jensen, Controller
  32.1 Certification of Ronald R. Helm, Chief Executive Officer, and John P. Jensen, Controller, of Pacific Biometrics, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: February 12, 2007

                                         /s/ Ronald R. Helm
                                         -------------------------------
                                         Ronald R. Helm
                                         Chief Executive Officer
                                         (principal executive officer)



                                         /s/ John P. Jensen
                                         -------------------------------
                                         John P. Jensen
                                         Controller
                                         (principal financial and accounting
                                         officer)