Form 10QSB
period 2007-03-31
PACIFIC BIOMETRICS INC
filed 2007-05-14
CIK 1020475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-QSB

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2007


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From ________ to _________

                                 --------------

                         Commission File Number 0-21537

                            PACIFIC BIOMETRICS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    93-1211114
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)


       220 WEST HARRISON STREET                          (206) 298-0068
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

As of May 8, 2007, the issuer had outstanding 18,989,918 shares of common stock.

Transitional Small Business Disclosure Format: Yes [ ] No [X]
================================================================================

                            PACIFIC BIOMETRICS, INC.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of March 31, 2007 (unaudited)
      and June 30, 2006 (audited)...........................................  3

     Consolidated Statements of Operations for the three- and
      nine-month periods ended March 31, 2007 and March 31, 2006
      (unaudited)...........................................................  4

     Consolidated Statements of Cash Flows for the nine-month
      periods ended March 31, 2007 and March 31, 2006 (unaudited)...........  5

     Condensed Notes to the Consolidated Financial Statements (unaudited)...  6

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

ITEM 3 - CONTROLS AND PROCEDURES............................................ 22

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS........................................................... 23

SIGNATURES.................................................................. 23

PACIFIC BIOMETRICS, INC.
CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------

                                                                                         March 31,
                                        ASSETS                                             2007            June 30,
                                                                                       (unaudited)           2006
                                                                                       ------------      ------------
Current assets:
    Cash and cash equivalents                                                          $  4,652,492      $  5,497,737
    Accounts receivable                                                                   1,736,386         1,977,589
    Other receivables                                                                       261,753           258,263
    Prepaid expenses and other assets                                                       490,608           363,966
    Deferred financing cost on secured convertible note - current portion                   107,170           107,170
                                                                                       ------------      ------------
          Total current assets                                                            7,248,409         8,204,725

Property and equipment, net                                                                 531,584           693,231

Other assets:
    Deferred financing cost on secured convertible note - long-term portion                  45,239           125,617
                                                                                       ------------      ------------
          Total assets                                                                 $  7,825,232      $  9,023,573
                                                                                       ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                                   $    432,166      $    549,517
    Accrued liabilities                                                                     513,512           499,858
    Advances from customers                                                               1,005,760           966,573
    Capital lease obligation - current portion                                               54,745            51,994
    Secured convertible note - current portion, net of unamortized fair value assigned to beneficial conversion feature and warrants of $0 and
       $0 respectively                                                                    1,600,008           923,129
   Compound embedded derivative liability - current  portion                              1,260,304           800,239
    Other notes payable - current portion                                                   108,484            38,148
                                                                                       ------------      ------------
          Total current liabilities                                                       4,974,979         3,829,458

Capital lease obligations - long - term portion                                              12,124            56,500
Secured convertible note - long - term portion, net of unamortized fair value
   assigned to BCF and warrants of $1,069,639 and $2,022,465, respectively                   97,021           718,461
Compound embedded derivative liability - long - term portion                                918,960         1,752,994
Other notes payable - long - term portion                                                   132,689           310,938
                                                                                       ------------      ------------
          Total long - term liabilities                                                   1,160,794         2,838,893
                                                                                       ------------      ------------
          Total liabilities                                                               6,135,773         6,668,351
                                                                                       ------------      ------------

Stockholders' equity:
    Common stock, $0.01 par value, 30,000,000 shares authorized
       issued and outstanding 18,692,918 shares  and 18,880,118, respectively               360,531           355,098
    Additional paid-in capital                                                           28,281,770        27,921,488
    Accumulated deficit                                                                 (26,949,547)      (25,919,941)
    Treasury stock                                                                           (3,295)           (1,423)
                                                                                       ------------      ------------
          Total stockholders' equity                                                      1,689,459         2,355,222
                                                                                       ------------      ------------

          Total liabilities and stockholders' equity                                   $  7,825,232      $  9,023,573
                                                                                       ============      ============

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended               Nine Months Ended
                                                                              March 31,                         March 31,
                                                                    ---------------------------------------------------------------
                                                                                         2006                              2006
                                                                        2007          (restated)          2007          (restated)
                                                                    ------------     ------------     ------------     ------------
Revenues                                                            $  1,755,363     $  3,109,504     $  6,579,093     $  8,057,194
                                                                    ------------     ------------     ------------     ------------

 Laboratory expenses and cost of sales                                 1,266,014        1,422,991        3,986,128        3,827,921
                                                                    ------------     ------------     ------------     ------------
          Gross Profit                                                   489,349        1,686,513        2,592,965        4,229,273

Operating expenses:
    Research and product development                                        --             12,347             --             33,694
    Selling, general and administrative                                  776,025          918,962        3,039,914        2,590,102
                                                                    ------------     ------------     ------------     ------------

Operating income (loss)                                                 (286,676)         755,204         (446,949)       1,605,477
                                                                    ------------     ------------     ------------     ------------

Other income (expense):
  Interest expense                                                       (91,089)        (104,486)        (291,996)        (300,942)
  Amortization of fair value assigned to beneficial conversion
    feature and warrants                                                (192,857)        (154,026)        (578,572)        (578,572)
  Gain on adjustment of compound embedded derivative to fair
    value                                                                141,147          150,222          373,969          487,121
  Amortization of deferred financing costs                               (26,793)         (26,793)         (80,378)         (80,378)
  Interest income                                                         31,688            1,674           52,087            3,621
  Other income                                                               351            2,748            1,100            6,251
  Stock options and warrant cost                                          (2,955)        (902,258)          (8,865)        (903,490)
  Other expense                                                             --               --            (50,000)            --
          Total other income (expense)                                  (140,508)      (1,032,918)        (582,655)      (1,366,388)

Net earnings (loss) before tax expense                                  (427,184)        (277,714)      (1,029,604)         239,089
                                                                    ------------     ------------     ------------     ------------

Tax expense                                                                 --               --               --               --
                                                                    ------------     ------------     ------------     ------------

Net earnings (loss)                                                 $   (427,184)    $   (277,714)    $ (1,029,604)    $    239,089
                                                                    ============     ============     ============     ============

Net earnings (loss) per share:

  Basic earnings (loss) per share                                   $      (0.02)    $      (0.02)    $      (0.06)    $       0.02
                                                                    ============     ============     ============     ============

  Diluted earnings (loss) per share                                 $      (0.02)    $      (0.02)    $      (0.06)    $       0.01
                                                                    ============     ============     ============     ============

Weighted average common shares outstanding:

  Basic                                                               18,692,918       12,943,183       18,615,728       12,842,893
                                                                    ============     ============     ============     ============

  Diluted                                                             18,692,918       12,943,183       18,615,728       17,006,874
                                                                    ============     ============     ============     ============

The accompanying condensed notes are an integral part of these consolidated financial statements

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Nine Months Ended
                                                                                                                 March 31
                                                                                                      -----------------------------
                                                                                                                           2006
                                                                                                          2007          (restated)
                                                                                                      ------------     ------------
Cash flows from operating activities:
  Net earnings (loss)                                                                                 $ (1,029,604)    $    239,089

  Reconciliation of net earnings (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                                          212,668          184,291
     Amortization of fair value assigned to beneficial conversion feature and warrants                     578,571          578,571
     Amortization of deferred financing costs on secured convertible note                                   80,378           80,377
    Compound embedded derivative liability relating to secured convertible note (BCF)                     (373,969)        (487,121)
    Common stock held in escrow cancelled                                                                     --             (5,833)
    Common stock and APIC addition from options exercised                                                     --                548
    Options and warrant expense                                                                              8,863          903,490
    Compensation expense (income) from fair value adjustment to options                                       --                395
    Compensation expense from restricted shares and options granted                                        554,979             --
    Changes in assets and liabilities:
       Accounts receivable, net                                                                            241,203       (1,375,631)
       Other receivable                                                                                     (3,490)            --
       Prepaid expenses and other assets                                                                  (126,642)         198,050
       Advances from customers                                                                              39,187          248,976
       Accounts payable                                                                                   (117,351)         103,374
       Accrued liabilities                                                                                  13,654         (227,177)
                                                                                                      ------------     ------------
       Net cash  provided by operating activities                                                           78,447          441,398
                                                                                                      ------------     ------------

Cash flows from investing activities:
     Purchases of capital equipment                                                                        (51,021)        (416,943)
     Acquisition of Company common stock                                                                  (200,000)            --
                                                                                                      ------------     ------------
          Net cash used in investing activities                                                           (251,021)        (416,943)
                                                                                                      ------------     ------------

Cash flows from financing activities:
     Payments on notes payable                                                                            (631,046)        (112,460)
     Net proceeds from loan and security agreement                                                            --            150,000
     Payments on capital lease obligations                                                                 (41,625)         (38,629)
     Net proceeds from private placement of common stock                                                      --          3,476,675
                                                                                                      ------------     ------------
          Net cash provided by (used in) financing activities                                             (672,671)       3,475,586
                                                                                                      ------------     ------------

Net increase (decrease) in cash and cash equivalents                                                      (845,245)       3,500,041
                                                                                                      ------------     ------------
Cash and cash equivalents, beginning of period                                                           5,497,737        1,438,543
                                                                                                      ------------     ------------

Cash and cash equivalents, end of period                                                              $  4,652,492     $  4,938,584
                                                                                                      ============     ============

Cash paid during the period for interest                                                              $    300,005     $    225,725
                                                                                                      ============     ============
Cash paid during the period for income taxes                                                                  --               --
                                                                                                      ============     ============
Non-cash investing and financing activities:
          Shares released from escrow under restructure agreement with prior landlord                 $       --       $    542,400
          Cashless exercise of stock options and warrants                                             $       --       $        474
          Warrants issued in consideration of issuance costs for private placement                    $       --       $    300,154
          Warrants issued to private placement investors                                              $       --       $    599,149
          Warrants issued in conjuction with equipment financing                                      $       --       $     34,723
          Common stock issued upon conversion of principal on Laurus convertible note                 $       --       $    646,600
          Restricted shares of common stock issued to management                                      $    537,800     $       --
          Stock options issued to management and employees                                            $     12,468     $       --


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

Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods. Operating results for the three- and nine-month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited financial statements and related condensed notes should be read in conjunction with the audited financial statements and notes thereto, for its fiscal year ended June 30, 2006, as previously reported in the Company's annual report on Form 10-KSB.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "Fair Value Measurements" (hereinafter "SFAS No. 159"). SFAS No. 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company is currently evaluating whether to elect the option provided for in this standard. If elected, SFAS No. 159 would be effective for Pacific Biometrics as of January 1, 2008.

STOCK-BASED COMPENSATION

The Company has traditionally applied APB Opinion 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations in accounting for its stock-based employee compensation plan. Beginning with the quarter ended March 31, 2006, the Company has adopted the provisions of SFAS No. 123(R), "ACCOUNTING FOR STOCK-BASED COMPENSATION." For the three-month period ended March 31, 2007, the Company did not grant any additional incentive-based stock options under incentive compensation plans, but continued to expense a vesting amount of $4,710. For the nine-month period ended March 31, 2007 incentive-based stock options and restricted shares were granted and vesting amounts expensed for $554,979. For prior reporting periods, the Company did not grant any incentive-based stock options for the three-month period ended March 31, 2006 and granted incentive-based stock options under incentive compensation plans in the amount of $9,900 for the nine-month period ended March 31, 2006. Had cost been determined based on the fair value of stock options granted in a manner consistent with the method promulgated by SFAS No. 123, the Company's net loss and loss per share would have changed to the pro forma amounts in the table below for the three- and nine-month periods ended March 31, 2007 and March 31, 2006. The Company will continue to disclose on a pro forma basis according to SFAS No. 123 during the transition period to accordance with SFAS No. 123(R).

                                                                          Three months                 Nine months
                                                                         ended March 31,             ended March 31,
                                                                   ----------------------------------------------------
                                                                                     2006                        2006
                                                                       2007      (restated)        2007       (restated)
                                                                   ----------------------------------------------------
Net income (loss) as reported                                      $ (427,184)   $ (277,714)   $(1,029,604)   $ 239,089

Add:

2006 restricted shares and options, compensation expense
  per SFAS 123 R                                                        4,710           --         554,979          --
Revised net income (loss)                                          $ (422,474)   $ (277,714)    $ (474,624)   $ 239,089

Subtract:

Total stock-based employee compensation awards, net of
  related tax benefit                                                     --            --        (592,661)      (9,900)
Pro forma net income (loss)                                        $ (422,474)   $ (277,714)   $(1,067,285)   $ 229,189
Net loss per share:
          Basic - as reported                                          ($0.02)       ($0.02)        ($0.06)       $0.02
          Diluted - as reported                                        ($0.02)       ($0.02)        ($0.06)       $0.01
          Basic - pro forma                                            ($0.02)       ($0.02)        ($0.06)       $0.02
          Diluted - pro forma                                          ($0.02)       ($0.02)        ($0.06)       $0.01

To estimate compensation expense, the Company uses the Black-Scholes option-pricing model and assumptions deemed reasonable by management. The options are valued as of the date of grant. The following assumptions were used to compute the fair value of option grants for the three-month periods ended March 31:

                                                 2007              2006
                                               --------          --------
Expected volatility                             82.83%            90.19%
Expected dividend yield                          0.00%             0.00%
Risk-free interest rate                          4.65%             4.38%
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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding in-the-money stock options that have vested or will vest within 60 days of March 31, 2007 (or May 30, 2007) and in-the-money warrants using the "treasury stock" method and the effect of preferred stock on an as-converted basis. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding and does not include the effect of dilution from outstanding in-the-money stock options that have vested or will vest within 60 days of March 31, 2007 and in-the-money warrants using the "treasury stock" method and the effect of preferred stock on an as-converted basis. All per share calculations exclude treasury shares.

Due to the Company's net loss per share for three- and nine-month periods ended March 31, 2007 and for the three-month period ended March 31, 2006, common stock equivalents were not used because the effect would be anti-dilutive. As of March 31, 2007, the Company's common stock equivalents included: a) in-the-money, vested options to purchase 1,155,704 shares of common stock; and b) in-the-money warrants to purchase 730,727 shares of common stock. As of March 31, 2006, the Company's common stock equivalents included: a) in-the-money, vested options to purchase 1,157,951 shares of common stock; b) in-the-money warrants to purchase 2,489,363 shares of common stock; and c) 1,550,000 shares of Series A preferred stock convertible into 1,791,907 shares of common stock. Conversion of Series A preferred stock shares to common stock shares was completed during April, 2006.

Components of basic and diluted earnings (loss) per share were as follows for the three- and nine-month periods ended March 31:

                                                                   Three months ended            Nine months ended
                                                                        March 31,                    March 31,
                                                                -----------------------------------------------------
                                                                                 2006                         2006
                                                                   2007       (restated)        2007       (restated)
                                                                -----------------------------------------------------
Net income (loss)                                     (A)       $ (427,184)   $ (277,714)   $(1,029,604)   $  239,089

Net income (loss) applicable to common stockholders   (B)       $ (427,184)   $ (277,714)   $(1,029,604)   $  239,089
                                                                ==========    ==========    ===========    ==========

Weighted average number of outstanding
shares of common stock                                (C)       18,692,918    12,943,183     18,615,728    12,842,893
                                                                ==========    ==========    ===========    ==========

Weighted average number of outstanding
shares of common stock and common stock equivalents   (D)       18,692,918    12,943,183     18,615,728    17,006,874
                                                                ==========    ==========    ===========    ==========

Income (loss) per share:

          Basic                                      (B/C)      $    (0.02)   $    (0.02)    $    (0.06)   $     0.02
                                                                ==========    ==========    ===========    ==========
          Diluted                                    (A/D)      $    (0.02)   $    (0.02)    $    (0.06)   $     0.01
                                                                ==========    ==========    ===========    ==========

DEFERRED FINANCE COSTS

In conjunction with the Company's $2.5 million and $1.5 million secured convertible note financings that closed on May 28, 2004 and January 31, 2005, respectively, with Laurus Master Fund, Ltd., a New York City based investment fund ("Laurus"), the Company paid various fees and expenses totaling $461,500, which are being amortized to other expenses at the rate of $26,793 per quarter over the 48-month life of the notes. As of March 31, 2007 and March 31, 2006, there were unamortized balances of $152,409 and $259,580, respectively.

3. CONCENTRATION OF SALES AND CREDIT RISK

The Company's largest client in the quarter ended March 31, 2007 individually accounted for approximately 25% and 44% of the Company's total revenues in quarters ended March 31, 2007 and March 31, 2006, respectively. Revenues from the Company's five largest clients in the quarter ended March 31, 2007, represented approximately 80% and 85% of total revenues in the quarters ended March 31, 2007 and March 31, 2006, respectively. As of March 31, 2007 and March 31, 2006, approximately 32% and 58% of the Company's accounts receivable balance were from the two largest clients at that time.

Clients of the Company represent many Fortune 500 pharmaceutical companies. The revenues from several pharmaceutical company divisions are aggregated as a single client for the Company's revenue calculations. 19% of the Company's revenue is derived from Fortune 500 clients for the quarter ended March 31, 2007. The percentage of revenue increases to 44% using the Fortune Global 500 list. The Company's exposure to concentration of credit risk is reduced considering the financial strength of the Company's clients.

The Company maintains its cash in three commercial accounts at major financial institutions. Although the financial institutions are considered creditworthy and have not experienced any losses on their deposits, at March 31, 2007, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $4,452,492.

4. RESTATEMENT

FINANCIAL DERIVATIVES

At the end of the fiscal year ended June 30, 2006, the Company corrected its accounting for derivative financial instruments to conform to the requirements of Statements of Accounting Standards No. 133, as amended, and Financial Accounting Standards Board Emerging Issues Task Force (EITF) No. 00-19. The Company previously accounted for these instruments under EITF 00-27 and EITF 98-5. Embedded beneficial conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments (Laurus secured convertible notes) and, in all instances derivative financial instruments have been recorded as assets or liabilities and are carried at fair value. The Company restated prior fiscal years results to conform to the requirements of the Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections". Net fair value adjustments included in earnings (loss) related to these instruments amounted to $298,616 and ($265,928) for the fiscal year ended June 30, 2006 and 2005, respectively. Accordingly, the balances for the quarter ended March 31, 2006 have been restated.

The adjustments for the fiscal year ended June 30, 2005, the quarters ended September 30, 2005; December 31, 2005; and March 31, 2006 are listed in the following table:

CONSOLIDATED BALANCE SHEETS - Summary of Adjustments for Derivative Liabilities

                                                             June 30,     September 30,  December 31,     March 31,
                  ASSETS                                       2005           2005           2005           2006         March 31,
                                              March 31,       Adjust         Adjust         Adjust         Adjust          2006
                                                2006        Derivative     Derivative     Derivative     Derivative     (unaudited)
                                             (unaudited)    Liability      Liability      Liability      Liability      (restated)
                                            ------------   ------------   ------------   ------------   ------------   ------------
TOTAL ASSETS                                $  8,257,165                                                               $  8,257,165
                                            ============                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
-----------------------------------------------------------------------------------------------------------------------------------
Compound embedded derivative liability -
current portion                             $        --         327,110        (67,000)       270,767       (118,907)  $    411,970
-----------------------------------------------------------------------------------------------------------------------------------

          Total current liabilities            2,820,985        327,110        (67,000)       270,767       (118,907)     3,232,955



Capital lease obligations - long term
portion                                           69,864            --             --             --             --          69,864
-----------------------------------------------------------------------------------------------------------------------------------
Secured convertible note - long-term
portion                                          694,205        239,644        (19,811)       (19,810)       (18,626)       875,602
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Compound embedded derivative liability -
long-term                                            --       2,524,739        (14,583)      (326,138)      (231,260)     1,952,758
-----------------------------------------------------------------------------------------------------------------------------------

Other notes payable - long term portion          332,228            --             --             --             --         332,228

          Total liabilities                    3,917,282      3,091,493       (101,394)       (75,181)      (368,793)     6,463,407


STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock                               15,500            --             --             --             --          15,500

    Common stock                                 333,474            --             --             --             --         333,474
-----------------------------------------------------------------------------------------------------------------------------------

    Additional paid-in capital                30,410,600     (3,104,438)           --             --          12,944     27,319,106
-----------------------------------------------------------------------------------------------------------------------------------

    Accumulated deficit                      (26,418,269)        12,944        101,394         75,181        355,849    (25,872,901)
-----------------------------------------------------------------------------------------------------------------------------------

   Treasury stock                                 (1,423)                                                                    (1,423)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                     4,339,882                                                                  1,793,756
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                      $  8,257,165                                                               $  8,257,165
===================================================================================================================================

5. COMMON STOCK PURCHASES

On August 25, 2006, the Company's board of directors authorized the purchase of shares of common stock of the Company up to an aggregate value of $500,000 for shares at a maximum price of $1.17 per share. The terms of the repurchase plan allow purchases through August 31, 2007 unless terminated earlier. $200,000 was paid in cash and $1,544 accrued for shares purchased through December 31, 2006. No additional purchases of shares of common stock were made during the quarter ended March 31, 2007. Shares purchased through March 31, 2007 are represented in the following table:

                                      Total number   Average price   Total value
                                        of shares       paid per      of shares
        Period                          purchased        share        purchased

August 25, 2006 - October 31, 2006           --            --               --

November 1, 2006 - November 30, 2006      59,900         $1.12          $67,032
                                                         =====

December 1, 2006 - December 31, 2006     127,300         $1.06         $134,512
                                                         =====

January 1, 2007 - March 31, 2007             --            --               --

                        Total              187,200                     $201,544
                                           =======                     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INVESTORS SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED CONDENSED NOTES IN THIS FORM 10-QSB, OUR FORM 10-QSB FOR THE PERIODS ENDED DECEMBER 31, 2006, SEPTEMBER 30, 2006 AND OUR AUDITED FINANCIAL STATEMENTS AND RELATED NOTES FOR THE FISCAL YEAR ENDED JUNE 30, 2006, INCLUDED IN OUR ANNUAL REPORT ON FORM 10-KSB.

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

REVENUE RECOGNITION

We recognize revenue in the period that the related services are performed. Historically, a majority of our net revenue has been earned under contracts which range in duration from six months to eighteen months, but can extend in duration up to two years or longer. Service contracts generally take the form of fixed-price arrangements. Under fixed-price contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Our client contracts may be delayed or cancelled at anytime. Uncertainty surrounding continuation of existing revenues during any period is high. Under fixed-price contracts, we recognize revenue as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date compared to the total units-of-work contracted. We believe that recognizing revenue as services are performed is the most appropriate method for our business as it directly reflects services performed in the laboratory. We would expect material differences in reporting of our revenues to occur if we changed our assumptions for revenue recognition from services performed to other methods such as percent complete or completed contract methods. While both other methods are allowed under GAAP, they would introduce more variables and estimates into our revenue recognition process. The percent complete method introduces estimated costs early in the process that may drive revenues higher in early periods. The completed contract method may recognize revenues in future contract periods, such as the first quarter after a fiscal year close and subsequent to completion of the services rendered. Changes in the scope of work generally result in a renegotiation of contract pricing terms. Renegotiated amounts are not included in net revenue until earned and realization is assured. We also receive advances from certain clients related to the services to be performed for them. These advances are deferred and recognized as revenue in the period the related services are performed. Estimates of costs to complete are made, as appropriate, to provide for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. All out-of-pocket costs are included in total revenue and expenses.

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

BAD DEBT ALLOWANCE

We endeavor to assess and monitor the creditworthiness of our clients to which we grant credit terms in the ordinary course of business. We maintain a provision for doubtful accounts to provide for the possibility that amounts due to us may not be collected. As of March 31, 2007, the allowance for bad debt was approximately 2% of our total accounts receivable or $32,100. We generally have a high collectibility rate on our accounts receivable, and our allowance for doubtful accounts is reasonable based on our past experience. While the company has historically experienced very low levels of bad debt, we constantly monitor our current accounts receivable for past due accounts adjust the allowance as circumstances warrant. As the recorded bad debt provision is based upon management's judgment, actual bad debt write-offs may be greater or less than the amount recorded. If we have specific knowledge of a current account that may be uncollectible, we will add that amount to our allowance for doubtful accounts. We are susceptible to changes in the pharmaceutical market as well as changes in the overall economy. A downturn in the market or cost reductions and consolidation such as the market is currently experiencing, may change how we estimate our allowance. Based on the current changes in our marketplace, we may need to increase our bad debt allowance in future periods which would reduce our operating and net profits.

STOCK-BASED COMPENSATION EXPENSE

We offer stock-based compensation to our employees, senior management and board of directors at the direction of our compensation committee and subject to approval of our board of directors. Our policy is to grant stock options to employees based on years of service and position within the company. Our senior management group and board of directors are compensated with incentive-based restricted shares of common stock. The Company has adopted the provisions of SFAS No.123(R), and share-based compensation is expensed on a quarterly basis, at fair value, using Black-Scholes valuation method to estimate the fair value of stock options granted.

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

Research and development expenses consist of salaries and related benefits, supplies, legal fees for patent applications, travel expenses, and depreciation and amortization.

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

RESULTS OF OPERATIONS FOR THREE-MONTH AND NINE-MONTH PERIODS ENDED MARCH 31, 2007 AND MARCH 31, 2006

REVENUE:

--------------------------------------------------------------------------------------------------------
                         Three Months Ended                       Nine Months Ended
  Dollars in                 March 31,           $         %          March 31,           $         %
  thousands,           ---------------------------------------------------------------------------------
  rounded to                         2006                                    2006
nearest thousand          2007    (restated)  Change    Change     2007   (restated)   Change    Change
--------------------------------------------------------------------------------------------------------
Revenue                  1,755      3,110     (1,355)    (44)     6,579      8,057     (1,478)    (18)
--------------------------------------------------------------------------------------------------------

Our revenue is generated from clinical trials and diagnostic testing services. Between comparable quarters ended March 31, 2007 and March 31, 2006, respectively, our revenue decreased approximately 44% from $3,110,000 to $1,755,000. This decrease was the result of a decrease in the size and number of clinical trials testing services we performed. This decrease also reflects the culmination of a string of significant increases in revenue and open work orders we had experienced over five of the past seven quarters. For the comparable nine months ended March 31, 2007 and March 31, 2006, our revenue decreased 18% from $8,057,000 to $6,579,000. This also was the result of a decrease in the size and number of clinical trials testing services we performed. Our referral lab partners have advised us of a shift in clinical trial revenues to emerging geographies located outside of the United States. Additionally they advise of, slow enrollment in Phase II trials and delays from projected clinical trial time frames, where we derive significant portions of our revenue, has shifted revenue to future periods. We have high uncertainty surrounding continuation of existing revenues and estimates of future revenues, during any period. Studies that we bid on are uncertain until we have a signed contract. Once work on a study commences, there is no guarantee that it will not be cancelled at some time during the testing phase. Drug development activities by pharmaceutical companies in the lipid / cholesterol market in general, representing a major portion of our revenues, are unclear.

Several factors may adversely affect our future revenues, including the recent announcements by Pfizer of plans for cost reductions and layoffs and other large pharmaceutical companies' cost reduction announcements.

The recent decreases in our revenues are the result of changes to the size and quantities of current studies requested by our clients. Despite our diversification efforts over the last two years, some of our quarterly fluctuations in total revenue are explained by changes in the testing and open work orders from our historically largest clients. In particular, some of our recent decreases in revenue can be partially explained by lack of open work orders of our top five clients. For the three- and nine-month periods ended March 31, 2007, our current top five clients accounted for approximately $1,425,000 and $4,190,000, respectively of our total revenue, compared to approximately $2,637,000 and $5,324,000, respectively, for the three- and nine-month periods ended March 31, 2006. We have been making efforts to diversify our client base, however, we expect to remain substantially dependent on our top five clients for a significant portion of our revenue, and as such, a decline or increase in the volume of services performed for any one or more of these clients will continue to have a significant impact on our revenue. The concentration of credit risk is described above in Note 3 to our unaudited consolidated financial statements.

During the quarter and nine-months ended March 31, 2007, revenue generated from clinical trials testing services accounted for approximately 59% and 64%, respectively of our total revenue as compared to 56% and 65%, respectively, during the quarter and nine months ended March 31, 2006. During the quarter and nine-month periods ended March 31, 2007, revenue generated from diagnostic services accounted for approximately 4% and 4%, respectively, of our total revenue as compared to 5% and 5%, respectively, during the quarter and nine months ended March 31, 2006. During the three- and nine-month periods ended March 31, 2007, revenue generated from referral sources accounted for approximately 37% or $662,000 and 32% or $2,060,000, respectively of our total revenues as compared to 39% or $1,217,000 and 30% or $2,429,000, respectively, during the quarter and nine months ended March 31, 2006. While our overall percentage of referral revenue is down for the quarter, for the year to date the total dollars of referral business have declined at a slightly higher rate compared with our other revenue sources.

LABORATORY EXPENSE AND COST OF GOODS SOLD:

--------------------------------------------------------------------------------------------------------
                         Three Months Ended                       Nine Months Ended
  Dollars in                 March 31,           $         %          March 31,           $         %
  thousands,           ---------------------------------------------------------------------------------
  rounded to                         2006                                    2006
nearest thousand          2007    (restated)  Change    Change     2007   (restated)   Change    Change
--------------------------------------------------------------------------------------------------------
Laboratory Expenses
and Cost of Goods
Sold                    1,266       1,423     (157)      (11)     3,986      3,828      158        4
--------------------------------------------------------------------------------------------------------
Percentage of Revenue     72%         46%                           61%        48%
--------------------------------------------------------------------------------------------------------


Laboratory expense and cost of goods sold consist primarily of payment of salaries and related benefits to employees performing analysis of clinical trial samples and the cost of reagents and supplies for analysis of clinical trial samples, and secondarily, of payments to subcontractors of laboratory services, and other expenses such as rent, insurance, business and occupation taxes.

For the comparable quarters ended March 31, 2007 and March 31, 2006, laboratory expenses and cost of goods sold decreased approximately 11% to $1,266,000 from $1,423,000, respectively, and as a percentage of revenue, increased to approximately 72% from approximately 46%. The relative increase in laboratory expense and cost of goods sold as a percentage of revenue was primarily the result of the significant decrease in revenue over the comparable period and the fixed components of laboratory expense and cost of goods sold.

For the comparable nine-month periods ended March 31, 2007 and March 31, 2006, laboratory expenses and cost of goods sold increased approximately 4% to $3,986,000 from $3,828,000, respectively, and as a percentage of revenue, increased to approximately 61% from approximately 48%. The relative increase in laboratory expense and cost of goods sold as a percentage of revenue was primarily the result of the significant decrease in revenue over the comparable period and the fixed components of laboratory expense and cost of goods sold. Our fixed and variable expenses were approximately 9% or $360,000 and 91% or $3,626,000, respectively for the nine months ended March 31, 2007. We also had a significant amount of central laboratory business that increased our outside laboratory service costs. For the comparable nine-month periods ended March 31, 2007 and March 31, 2006, outside laboratory services increased approximately 5% to $418,000 from $398,000, respectively.

One of the major components in laboratory expense and costs of goods sold was the 24% decrease in lab supplies to approximately $384,000 from $502,000 for the quarters ended March 31, 2007 and March 31, 2006, respectively. Lab supplies represented approximately 30% and 35% of laboratory expense and cost of goods sold for the quarters ended March 31, 2007 and March 31, 2006, respectively. Lab supplies expense decreased 14% to approximately $1,252,000 from $1,459,000 for the nine-month period ended March 31, 2007 and March 31, 2006. Lab supplies represented approximately 31% and 38% of laboratory expense and cost of goods sold for the nine-month period ended March 31, 2007 and March 31, 2006, respectively. The decrease in lab supplies between the comparable quarters is the result of the decrease in clinical and diagnostic testing services we provided to our clients and a shift to outside service expense for central lab testing services in the current quarter.

The largest component in laboratory expense and costs of goods sold was salaries and related benefits for our employees performing analysis of clinical trials and diagnostic samples which decreased 3% to approximately $508,000 from $522,000 for the quarters ended March 31, 2007 and March 31, 2006, respectively. Salaries and related benefits accounted for approximately 40% and 37% of total laboratory expense and cost of goods sold for the quarters ended March 31, 2007 and March 31, 2006, respectively. The significant increase in salaries and benefits is due to increased hiring of laboratory personnel related to the increase in our business activity in the previous fiscal year. In addition, our increased diversity of clients and studies has required additional staff. On March 31, 2007 we had 39 FTE in our laboratory services, unchanged from December 31, 2006. This compares to 33 FTE on March 31, 2006. Salaries and related benefits rose 21% to approximately $1,562,000 from $1,287,000 for the nine-month period ended March 31, 2007 and March 31, 2006, respectively. Salaries and related benefits accounted for approximately 39% and 34% of total laboratory expense and cost of goods sold for the nine-month periods ended March 31, 2007 and March 31, 2006, respectively

The following table illustrates the cost detail of fixed and variable cost of goods sold:

--------------------------------------------------------------------------------------------------------
              Fixed and Variable Cost detail of Cost of Goods Sold
--------------------------------------------------------------------------------------------------------
                                   three months ended March 31           nine months ended March 31
--------------------------------------------------------------------------------------------------------
                                 2007               2006               2007               2006
--------------------------------------------------------------------------------------------------------
       Fixed costs:             113,752     9%     102,879    7%      359,914     9%     286,477     7%
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
      Variable costs:
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Wages, taxes, benefits          508,259            478,786          1,561,626          1,287,491
--------------------------------------------------------------------------------------------------------
Reagent chemicals               384,150            508,247          1,252,368          1,449,162
--------------------------------------------------------------------------------------------------------
Outside Services                126,056            185,368            417,837            398,199
--------------------------------------------------------------------------------------------------------
Other variable costs            133,797            147,711            394,383            406,592
--------------------------------------------------------------------------------------------------------
     Total variable costs     1,152,262    91%   1,320,112    93%   3,626,214    91%   3,541,444    93%
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Total cost of goods sold      1,266,014   100%   1,422,991   100%   3,986,128   100%   3,827,921   100%
--------------------------------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

--------------------------------------------------------------------------------------------------------
                         Three Months Ended                       Nine Months Ended
  Dollars in                 March 31,           $         %          March 31,           $         %
  thousands,           ---------------------------------------------------------------------------------
  rounded to                         2006                                    2006
nearest thousand          2007    (restated)  Change    Change     2007   (restated)   Change    Change
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Selling, General and
Administrative Expense   776        919       (143)      (16)     3,040      2,590      450        17
--------------------------------------------------------------------------------------------------------
Percentage of Revenue    44%        30%                             46%        32%
--------------------------------------------------------------------------------------------------------

Our selling, general and administrative expense consists primarily of compensation for our executive officers, board members and other selling, general and administrative personnel, legal and accounting fees, and public company expense. Selling, general and administrative expense decreased 16% to approximately $776,000 from $919,000 for the quarters ended March 31, 2007 and March 31, 2006, respectively. As a percentage of revenue, selling, general and administrative expense was 44% and 30%, respectively, for the quarters ended March 31, 2007 and March 31, 2006. This is primarily due to the decrease in revenue we experienced in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.

The 16% decrease in selling, general and administrative expense was primarily the result of management's plan to reduce costs for insurance, legal, public company and other expense in response to the decrease in revenue in fiscal 2007. We have reduced our total costs for insurance, legal, public company expenses such as investor relations, filing fees and printing and other expense to approximately $84,000 from $214,000 for the quarters ended March 31, 2007 and March 31, 2006.

Selling, general and administrative expense increased 17% to approximately $3,040,000 from $2,590,000 for the nine-month periods ended March 31, 2007 and March 31, 2006, respectively. As a percentage of revenue, selling, general and administrative expense was 46% and 32%, respectively, for the nine-month periods ended March 31, 2007 and March 31, 2006. This percentage increase reflects the significant revenue decrease between comparable quarters and the significant share-based compensation paid in the first quarter of the fiscal year of approximately $546,000, included in the total for the nine months ended March 31, 2007.

RESEARCH AND PRODUCT DEVELOPMENT:

--------------------------------------------------------------------------------------------------------
                         Three Months Ended                       Nine Months Ended
  Dollars in                 March 31,           $         %          March 31,           $         %
  thousands,           ---------------------------------------------------------------------------------
  rounded to                         2006                                    2006
nearest thousand          2007    (restated)  Change    Change     2007   (restated)   Change    Change
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Research and Product
Development                 --         12       (12)     (100)      --          34      (34)      ($100)
--------------------------------------------------------------------------------------------------------
Percentage of Revenue       0%         0%                           0%          0%
--------------------------------------------------------------------------------------------------------

Research and product development expenses consist mainly of our expenditures incurred in connection with development of our OsteoPatch, SalivaSac, LIDA and cell viability technology held in our subsidiary PBI Technology. During the first nine months of 2007, we did not incur any research and development expense. We anticipate during the remainder of 2007 that we will not incur any research and development expenses.

OTHER EXPENSE:

--------------------------------------------------------------------------------------------------------
                         Three Months Ended                       Nine Months Ended
  Dollars in                 March 31,           $         %          March 31,           $         %
  thousands,           ---------------------------------------------------------------------------------
  rounded to                         2006                                    2006
nearest thousand          2007    (restated)  Change    Change     2007   (restated)   Change    Change
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Other Expense            (141)     (1,033)      892      (86)     (583)    (1,366)      783       (57)
--------------------------------------------------------------------------------------------------------
Percentage of Revenue     (8)%       (33)%                         (9)%      (17)%
--------------------------------------------------------------------------------------------------------

Total other expense decreased 86% or approximately $892,000 to $141,000 from $1,033,000 during the quarters ended March 31, 2007 and March 31, 2006, respectively. Total other expense decreased 57% or approximately $784,000 to $583,000 from $1,366,000 during the nine months ended March 31, 2007 and March 31, 2006, respectively.

The major component of other expense in the three- and nine-months ended March 31, 2006 was approximately $902,000 for warrant compensation expense associated with our private placement of common stock and warrants. We had no comparable expense in the quarter and nine months ended March 31, 2007.

Another component of other expense in the quarter and nine-months ended March 31, 2007 was approximately $32,000 and $52,000, respectively of interest income from the investment of excess cash compared to approximately $2,000 and $4,000, respectively of interest income in the quarter and nine-months ended March 31, 2006. We also incurred approximately $193,000 and $154,000, respectively, of non-cash interest expense that represented the amortization of the intrinsic value of the beneficial conversion features and fair market value allocated to $2,207,905 warrants related to the two secured convertible notes. As of March 31, 2007, $1,069,639 remained unamortized and will be amortized, using the straight-line interest method, over the remaining lives of the Notes, or upon their earlier conversion. (See "Note 9 to Notes to Consolidated Financial Statements" in our Report on Form 10-KSB for the year ended June 30, 2006). For the quarter and six-months ended March 31, 2007, and March 31, 2006, respectively, we incurred no change in the expense related to the amortization of our deferred finance cost associated with both Notes.

NET LOSS:

--------------------------------------------------------------------------------------------------------
                         Three Months Ended                       Nine Months Ended
  Dollars in                 March 31,           $         %          March 31,           $         %
  thousands,           ---------------------------------------------------------------------------------
  rounded to                         2006                                    2006
nearest thousand          2007    (restated)  Change    Change     2007   (restated)   Change    Change
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Net Income (Loss)         (427)    (278)      (149)       54     (1,030)     239       (1,269)    (531)
--------------------------------------------------------------------------------------------------------
Percentage of Revenue     (24)%     (9)%                           (16)%      3%
--------------------------------------------------------------------------------------------------------


We had a net loss of approximately $427,000 for the quarter ended March 31, 2007 compared to a net loss of approximately $278,000 for the quarter ended March 31, 2006. This difference between the net losses was primarily attributable to our significantly decreased revenue and percentage of gross profit in the comparable three-month periods. Increases in salary and benefits expense due to staffing increases, additional costs outside services for central lab studies also added to the loss for the three-month period ended March 31, 2007.

We had a net loss of approximately $1,030,000 for the nine-month period ended March 31, 2007 compared to a net loss of approximately $239,000 for the nine-month period ended March 31, 2006. This difference between the net losses was primarily attributable to our significantly decreased revenue and percentage of gross profit in the comparable nine-month periods. Increases in salary and benefits expense due to staffing increases, share-based compensation costs and additional costs for outside services related to central lab studies also added to the loss for the nine-month period ended March 31, 2007.

We realized an operating loss of approximately $287,000 and $447,000, respectively for the quarter and nine months ended March 31, 2007, as compared to an operating income of approximately $755,000 and $1,605,000 for the three- and nine-month periods ended March 31, 2006. This difference between the net losses was primarily attributable to our significantly decreased revenue and percentage of gross profit. In addition, increases in salary and benefits expense due to staffing increases, additional costs for outside services for central lab studies also added to the operating loss. Our gross profit is affected mainly by the level of revenue, the types of studies in progress, and components of cost of goods sold.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA):

--------------------------------------------------------------------------------------------------------
                         Three Months Ended                       Nine Months Ended
  Dollars in                 March 31,           $         %          March 31,           $         %
  thousands,           ---------------------------------------------------------------------------------
  rounded to                         2006                                    2006
nearest thousand          2007    (restated)  Change    Change     2007   (restated)   Change    Change
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
EBITDA                    (43)       978      (1,021)    (104)      143      2,287     (2,144)    (94)
--------------------------------------------------------------------------------------------------------
Percentage of Revenue     (2)%       31%                             2%        28%
--------------------------------------------------------------------------------------------------------


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

For the quarter ended March 31, 2007, we had negative EBITDA of approximately $43,000 compared to positive EBITDA $978,000 for the quarter ended March 31, 2006. In addition, for the nine-months ended March 31, 2007, we had positive EBITDA of approximately $143,000 compared to $1,809,000 for the nine-months ended March 31, 2006. This significant improvement in EBITDA income (loss) over GAAP Net Income (loss) is primarily the result of the significant amount of interest expense, amortization expense related to our secured convertible notes during comparable periods. For the quarter and nine months ended March 31, 2006, warrant expense from our private placement of common stock provided a significant improvement in EBITDA income. We had no comparable amortized expense item for the quarter and nine months ended March 31, 2006. A reconciliation of EBITDA income (loss) and GAAP Net Income (loss) is provided below.

RECONCILIATION OF EBITDA INCOME (LOSS) TO GAAP NET INCOME (LOSS):

------------------------------------------------------------------------------------------------
                                             Three Months Ended             Nine Months Ended
   Dollars in                                     March 31,                     March 31,
   thousands,                              -----------------------------------------------------
   rounded to                                               2006                         2006
 nearest thousand                             2007       (restated)       2007        (restated)
------------------------------------------------------------------------------------------------
GAAP Net Income (loss)                      $ (427)       $ (278)       $(1,030)       $  239

Interest expense                                91           104            292           301
Interest expense from amortization
  of beneficial conversion feature
  and warrants                                 193           154            579           579
Amortized finance costs                         27            27             80            80
Depreciation and amortization                   71            68            213           184
Amortized options & warrants                     3           902              9           903

EBITDA                                      $  (43)       $  978        $   143       $ 2,287
------------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES:

We had net losses for the three- and nine-month periods ended March 31, 2007 and a small amount of net income for the fiscal year ended June 30, 2006. Revenue for the quarter and nine-month periods ended March 31, 2007 was significantly lower than revenue in the comparable prior fiscal periods. Although we saw improvement in revenue during the first quarter of the 2007 fiscal year that has not continued during the second and third quarters and for the first nine months of the 2007 fiscal year. Should revenue continue to decrease, we will not be able to avoid our previous experience of significant losses and adverse effects on our cash and working capital positions. Our operations historically have been funded through revenue generated from operations and from the sale and issuance of our common stock, preferred stock and debt.

At March 31, 2007, our cash and cash equivalents were approximately $4,652,000, compared to approximately $5,498,000 at June 30, 2006. We currently expect that our current cash, current assets and any cash flows from operations will be sufficient to fund operations through fiscal 2008. However, any future decreases in revenue could adversely affect our financial condition. In addition, at March 31, 2007, we had working capital of approximately $2,273,000, compared to working capital of approximately $4,375,000 at June 30, 2006. The decreases in cash, cash equivalents and working capital are attributable to several changes in the balance sheet components. The decrease in our working capital is primarily attributable to the increase in the current portion of our secured convertible notes, derivative liability related to the secured convertible notes and other notes payable secured convertible notes, which offset increases in prepaid expenses and decreases in accounts payable. The decreases in cash and cash equivalents were due to certain payments made on our notes payable, and purchases of capital equipment. Changes providing favorable impact to cash and cash equivalents include accounts receivable and advances from customers. Changes providing favorable impact to working capital include increases in other receivable and prepaid expenses and decreases in accounts payable. Changes providing unfavorable impact on our working capital include decreases to cash and cash equivalents, decreases to accounts receivable, increases in accrued liabilities, advances from customers, capital lease, current portion and derivative liability of the secured convertible notes.

At March 31, 2007, we had approximately $1,736,000 in accounts receivable, compared to approximately $1,978,000 as of June 30, 2006, reflecting reduced revenues in the current period and the timing of revenues billed and collected. We generally have a high collectibility rate on our accounts receivable, and our allowance for doubtful accounts is only $32,100 which we believe is reasonable at 2% of revenue for the quarter ended March 31, 2007, based on our past experience. If we have specific knowledge of a current account that may be uncollectible, we will add that amount to our allowance for doubtful accounts. We are susceptible to changes in the pharmaceutical market as well as changes in the overall economy. A downturn in the market or cost reductions and consolidation such as the market is currently experiencing, may change how we estimate our allowance. Our accounts receivable generally reflect our billings, and may include one or several individually large client receivables from time to time. We had one clinical service client that represented 17% or approximately $293,000 of our accounts receivable balance as of March 31, 2007. Additionally, given the significant decrease in our revenue for the nine-month period ended March 31, 2007 compared to the nine-month period ended March 31, 2006, accounts receivable increased as a percentage of revenue as of March 31, 2007 to approximately 26% as compared to 25% as of March 31, 2006. This increase reflects a number of receivables from our larger clients that have subsequently been paid.

Total liabilities recorded on our balance sheet as of March 31, 2007 were approximately $6,136,000 compared to approximately $6,668,000 as of June 30, 2006. The decrease in liabilities was the primarily the result of a decrease in secured convertible note, long-term portion, derivative liability relating to secured convertible note, and a decrease in other notes payable. A significant component of our liabilities are represented by the 2004 and 2005 Notes with Laurus (See "BUSINESS -- Laurus Debt Investment" in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006). As required by U.S. generally accepted accounting principles, the liability we recorded for the 2004 and 2005 Notes reflected an aggregate discount from the face value of the notes by approximately $1,070,000, related to the valuation of the beneficial conversion feature and the warrants. During the nine-month period ended March 31, 2007, we paid approximately $350,000 of the principal amount due on the 2005 note and $123,000 on the 2004 note. We will pay approximately $133,000 per month through July 2008, $94,000 in August 2008, reduced to $50,000 per month through until both notes are paid at June 2009. We expect to have sufficient cash generated from operations and cash reserves to make all required payments on both notes. As of March 31, 2007 the remaining aggregate principal balance on the 2004 and 2005 Notes was approximately $2,767,000. Accordingly, if the discount to face value is disregarded, our total liabilities as of March 31, 2007 and June 30, 2006, respectively, would be approximately $7,398,000 and $8,317,000.

Net cash provided by operating activities was approximately $78,000 for the nine-month period ended March 31, 2007. Net cash provided by operating activities was approximately $441,000 for the nine-month period ended March 31, 2006. For the nine-month period ended March 31, 2007, net cash provided by operations included the effect of approximately $213,000 in depreciation and amortization, approximately $555,000 of compensation expense from share-based compensation and approximately $579,000 of amortization related to the 2004 and 2005 Notes. Cash used in financing activities included approximately $673,000 for the nine-month period ended March 31, 2007 primarily payments on notes payable. Our investing activities consisted of purchases of capital equipment for approximately $51,000 and repurchases of common stock for $200,000.

As described above, we experienced a significant decrease in revenues for the three- and nine-month periods ended March 31, 2007 and we incurred significant negative impact to operating income and show net losses overall. Our cash and working capital positions have declined for the three- and nine-month periods ended March 31, 2007 as the decrease in revenues has had an overall negative impact on operations. In response to the reduction in revenues we have made additional efforts to control expenses for insurance, legal, and additional public company expenses such as investor relations, filing fees and printing and other miscellaneous expense. However, in an effort to improve our competitive position in the marketplace and to increase revenue, we intend to continue to actively increase our business development activities, and make additional revenue-driven investments in our technology infrastructure, operations and other areas of our business. These efforts will use significant amounts of time, effort and funding.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet financing arrangements.

RECENT CHANGES IN OUR MARKETPLACE

Management has reviewed recent developments in the dyslipidemia drug development market that provides a substantial portion of our revenues. These changes - specifically, the late-stage withdrawal of the HDL-raising drug torcetrapib by Pfizer in December 2006 - have the potential to significantly impact our future revenues. While these developments have not significantly impacted our current revenues for the period ended March 31, 2007, a limited number of current studies have been postponed, suspended or terminated. Because of current uncertainty about the significance of these developments, the potential effects on our future business and revenues, as well as on drug development activities by other pharmaceutical companies in the lipid / cholesterol market in general, are unclear. While we remain involved with many top pharmaceutical companies in providing testing services for drugs related to but distinct from the CETP inhibitors, there is no assurance that testing services revenue for these drugs will offset the impact on revenues caused by the withdrawal of torceptrapib.

Several factors may adversely affect our future revenues, including the recent announcements by Pfizer to halt further testing of torcetrapib, the lead compound in the CETP inhibitor drug class, due to specific safety issues, Pfizer's plans for cost reductions and layoffs and other large pharmaceutical companies' cost reduction announcements. We are not certain how the current issues will affect the clinical development of CETP inhibitors at other pharmaceutical companies, or the effect on other drug classes currently being evaluated for their favorable effects on HDL ("good") cholesterol levels and on reverse cholesterol transport. In a recent press release (April 20, 2007) Pfizer announced that it is putting a hold on all drugs in the same class as torcetrapib. There have been no public announcement by other major pharmaceutical companies about discontinuing development of related drugs, but we intend to monitor the situation and assess any potential impacts should they arise.

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

Many of the above factors are outside of our control, and all of the above factors are difficult for us to forecast. These factors can adversely affect our business and operating results materially for one quarter or a series of quarters.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, management and our Chief Executive Officer and Controller concluded that our disclosure controls and procedures are effective.

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

PART II - OTHER INFORMATION

ITEM 6 EXHIBITS

    31.1  Certification of Ronald R. Helm, Chief Executive Officer
    31.2  Certification of John P. Jensen, Controller
    32.1 Certification of Ronald R. Helm, Chief Executive Officer and John P. Jensen, Controller, of Pacific Biometrics, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2007

                                    /s/ Ronald R. Helm
                                    ----------------------------------
                                    Ronald R. Helm
                                    Chief Executive Officer
                                    (principal executive officer)


                                    /s/ John P. Jensen
                                    ----------------------------------
                                    John P. Jensen
                                    Controller
                                    (principal financial and accounting officer)