Form 10KSB
period 2007-06-30
PACIFIC BIOMETRICS INC
filed 2007-10-05
CIK 1020475

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2007


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-21537



                            PACIFIC BIOMETRICS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


         DELAWARE                                                 93-1211114
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                            220 WEST HARRISON STREET
                            SEATTLE, WASHINGTON 98119
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (206) 298-0068
                           ---------------------------
                           (Issuer's telephone number)


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

Issuer's revenue for its most recent fiscal year: $8,480,330

As of September 28, 2007, there were 18,720,147 shares of the Company's common stock issued and outstanding, and the aggregate market value of the shares of common stock held by non-affiliates was approximately $12,513,843, based on the average bid and ask price of $0.70 of such stock on that date.

DOCUMENTS INCORPORATED BY REFERENCE: The Company's definitive proxy statement for the annual meeting of stockholders for fiscal year ended June 30, 2007, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year 2007, is incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
================================================================================

                            PACIFIC BIOMETRICS, INC.

                            Form 10-KSB Annual Report

                                Table of Contents

                                                                            Page
                                                                            ----
                                     PART I

Item 1.     Description of Business...........................................2

Item 2.     Description of Property..........................................21

Item 3.     Legal Proceedings................................................22

Item 4.     Submission of Matters to a Vote of Security Holders..............22

                                     PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and
            Small Business Issuer Purchases of Equity Securities.............22

Item 6.     Management's Discussion and Analysis or Plan of Operations.......23

Item 7.     Financial Statements.............................................31

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................31

Item 8A.    Controls and Procedures..........................................31

Item 8B.    Other Information................................................32

                                    PART III

Item 9.     Directors, Executive Officers, Promoters, Control Persons
            and Corporate Governance; Compliance with Section 16(a)
            of the Exchange Act..............................................32

Item 10.    Executive Compensation...........................................35

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters.......................39

Item 12.**  Certain Relationships and Related Transactions and
            Director Independence............................................41

Item 13.    Exhibits.........................................................41

Item 14.**  Principal Accountant Fees and Services...........................43

SIGNATURES...................................................................44

** Information contained in Items 12 and 14 of Part III is incorporated by reference from the definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2007 fiscal year.

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

For a discussion of some of the factors that may affect our business, results and prospects, see "ITEM 1. - DESCRIPTION OF BUSINESS - Risk Factors Affecting the Business of the Company" beginning on page 11. Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports previously filed with the Securities and Exchange Commission, including our periodic reports on Forms 10-KSB, 10-QSB and 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

DIVERSIFY CLIENT BASE

We have a goal to continue to diversify our client base, both in terms of the number of clients and the number of contracts within any particular client. In fiscal 2005 we adopted a new corporate visual identity and are using this to integrate all of our marketing efforts and advertising. We have also increased our visibility at industry trade shows and in industry publications through print advertisements and publicity campaigns. Historically, our largest two clients in any individual fiscal year have represented in excess of 50% of our revenue. This trend did not continue in the fiscal year ended June 30, 2007, in which our top two clients represented 33% of our revenue compared to 50% during the fiscal year ended June 30, 2006. As a result of ongoing business development and client diversification efforts, we have added 12 new clients to our client base during the fiscal year ended June 30, 2007, compared to 10 new clients in fiscal 2006, and we continue to diversify the total number and types of study contracts. During fiscal 2007, the Company held a total of 100 active contracts, compared to 76 active contracts in fiscal 2006, a 32% increase. Management believes, therefore, that as a result of these continuing business development activities, we will incrementally diversify our client base and spread our revenues across a larger number of clients and a larger number of individual study contracts.

Despite our efforts to expand our client base, a substantial portion of our revenues are generated through five large clients. Revenue from our five largest clients represented approximately 65% and 74% of total revenue in fiscal 2007 and 2006, respectively. Our largest client in fiscal 2007 individually accounted for approximately 17% of our total revenue in fiscal 2007, while our largest client in fiscal 2006 accounted for approximately 36% of our total revenue in fiscal 2006. While on the one hand this reflects an improvement in terms of decreasing our revenue reliance on a single client, on the other hand it is important to note that our largest client in fiscal 2007 was not our largest client in fiscal 2006, which illustrates the risk of significant revenue variability that we face in our marketplace. Because our revenue has historically been concentrated in one or two large clients, we can be materially adversely impacted by any delays in undertaking clinical studies or submitting samples for testing services, including any early termination or reductions in work orders or clinical studies, or any decreases in the volume or timing of new work orders. In fiscal 2008 we will continue to actively pursue business development and marketing activities to broaden our client and revenue base.

INCREASE SPECIALTY AREAS

In addition to our core specialties of cardiovascular disease and bone and joint diseases, our goal is to further expand our specialty laboratory expertise within related areas where we have a competitive advantage of existing in-depth expertise. This includes diabetes, obesity, metabolic syndrome, rheumatoid and osteo arthritis, and related inflammatory diseases.

GLOBAL CENTRAL LABORATORY CAPABILITY

We believe that in the central laboratory services business it is important to provide a broad geographic base as most clinical drug development programs are global. Through partnering with Quintiles Transnational Corp., a major central laboratory with a large established client base and existing infrastructure for managing clinical studies globally, we believe that we can compete with other central laboratories that have offices, monitoring sites and laboratories in many countries around the globe. In fiscal 2007 we realized significant financial benefit from our relationship with Quintiles, a trend we expect to continue during fiscal 2008; although there is no guarantee that the relationship will generate revenues consistently going forward. In fiscal 2008 we expect to build on this relationship by expanding joint business development efforts and implementing operational integration in certain areas that will lead to streamlined services. We believe that this joint marketing relationship can provide a unique advantage of combining both scope and depth in quality specialty testing service.

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

UPGRADING INFORMATION TECHNOLOGY AND BACK-UP SYSTEMS

We are currently focusing a significant portion of our capital expenditures and investments in carefully selected hardware and software products, information technology systems and networks. During fiscal 2007, we invested in our laboratory information system, including the initial phase implementation of the Clinaxys II Laboratory

Information System. The installation of this new system should streamline and improve our project and data management capabilities. In fiscal 2008, we expect to complete the Clinaxys II Laboratory Information System implementation and will continue to invest in the improvement of our information systems. We believe capital improvements in these areas are important to meet the changing demands of drug development by improving and facilitating our data reporting, testing data capacity and efficiency and the overall service to and communications with our clients.

In fiscal 2006 we acquired and have begun to use a back-up electrical generator to provide our clients with the confidence that we can minimize the impact of local power outages.

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

During fiscal 2007, we ceased further research and development expenditures on these assets. As of June 30, 2007, these technology assets still require additional development prior to commercialization and their future value, as well as timing of their ongoing development, is dependent upon additional capital being available to fund continuing research and development. We expect to need additional capital to fund continuing research and development efforts related to these technologies, and there are no assurances that such funds will be available to us. We are actively seeking commercial partners interested in co-development or licensing of our technologies. If we are unable to find commercial partners or to obtain suitable financing to continue research and development efforts, commence the regulatory approval process (where applicable) and commercialization of the technologies, we are unlikely to continue pursuing development efforts related to these technologies.

While we intend to continue to pursue development efforts, partnership, licensing or other means to realize the value of these intangible assets, in fiscal 2004 we determined that the value of these assets may not be recoverable over their remaining useful lives and that the value of these assets should be written off on our financial statements. Accordingly, we wrote off the entire balance ($476,874) of technology assets as of June 30, 2004.

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

CLIENTS / MARKETING

We provide specialty reference and central laboratory services to, among others, the pharmaceutical, biotechnology, and laboratory diagnostic industries. We also act as a subcontractor for large central laboratories for our specialty reference laboratory services. In fiscal years 2007 and 2006, our clients included companies ranging from the world's largest pharmaceutical companies and biotechnology companies to small and start-up organizations. Historically, our largest two clients in any individual fiscal year have represented in excess of 50% of our revenue. During the fiscal year ended June 30, 2007, our top two clients represented 33% of our revenue as compared to 50% during the fiscal year ended June 30, 2006. Our largest client in fiscal 2007 individually accounted for approximately 17% of our total revenue in fiscal 2007, while our largest client in fiscal 2006 accounted for approximately 36% of our total revenue in fiscal 2006. Revenue from our five largest clients represented approximately 65% and 74% of total revenue in fiscal 2007 and 2006, respectively.

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

As of June 30, 2007, we have master contract service agreements with ten of our largest clients. Under these master service agreements, we perform laboratory research services based on work orders submitted to us by the client. There is no guaranteed minimum number of work orders or revenue to us under either agreement. Each work order is separately negotiated with the client and is usually limited to a specific project with limited duration.

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

For the fiscal year ended June 30, 2007, Fixed Price Contracts amounted to 94% of revenue or $7,973,428; Contracts Priced as Fee-For-Service with a Cap amounted to 3% of revenue or $225,976; Contracts Priced as Fee-For-Service without a Cap amounted to 3% of revenue or $280,926. For the fiscal year ended June 30, 2006, Fixed Price Contracts amounted to 77% of revenue or $8,267,604; Contracts Priced as Fee-For-Service with a Cap amounted to 2% of revenue or $177,375; Contracts Priced as Fee-For-Service without a Cap amounted to 21% of revenue or $2,305,044.

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

In the full-service central laboratory service area, we primarily compete with much larger full-service central laboratories with significantly greater resources than we do and many have international operations. Our significant competitors in central laboratory services include Covance Central Laboratory Services, Inc., ICON Laboratories, Quintiles Transnational Corp., CRL - Medinet, MDS Inc. and Quest Diagnostics Incorporated, and Lab Corp among others. In fiscal 2005 we entered into a joint marketing arrangement with Quintiles Transnational Corp., a major central laboratory with a large established client base and existing infrastructure for managing clinical studies globally, and through this relationship we believe that we can compete with other central laboratories that have offices, monitoring sites and laboratories in many countries around the globe. In fiscal 2007 we realized significant financial benefit from our relationship with Quintiles, a trend we expect to continue during fiscal 2008; although there is no guarantee that the relationship will generate revenues consistently going forward.

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

LAURUS DEBT INVESTMENTS

In fiscal 2004 and 2005, we entered into two financing arrangements with Laurus Master Fund, Ltd. ("Laurus"), a New York City based investment fund, for a total of $4 million of secured convertible debt financing. In fiscal 2005, we amended the terms of these financing arrangements to extend and defer principal payments and to waive certain defaults. We have described the complete terms, modifications and accounting treatment below.

TERMS OF SECURED CONVERTIBLE NOTES

Effective May 28, 2004, we entered into our first debt financing arrangement with Laurus, consisting of a $2.5 million secured convertible note with a term of three years (the "2004 Note").

Effective January 31, 2005, we entered into our second debt financing arrangement with Laurus, consisting of $1.5 million secured convertible note with a term of three years (the "2005 Note"). The terms of the 2005 Note are similar to the terms of the 2004 Note.

The Notes bear interest at an initial rate equal to the prime rate plus two percent (2%). This is a variable interest rate that was 10.25% and 10.25% for fiscal years ending June 30, 2007 and 2006, respectively. Under the terms of the 2004 Note, we started making monthly payments of accrued interest only beginning on July 1, 2004. Under the terms of the 2005 Note, we started making monthly payments of accrued interest only beginning on March 1, 2005.

Laurus has the option at any time to convert any or all of the outstanding principal and accrued and unpaid interest on the Notes into shares of our common stock. The initial conversion price is $1.06 per share for the 2004 Note and $1.17 per share for the 2005 Note. The conversion price for the Notes is subject to certain antidilution adjustments, including full ratchet antidilution if we issue convertible or equity securities at a price per share less than the conversion price.

For each monthly payment under the Notes, Laurus will be obligated to convert a portion of the monthly payment into common stock at the applicable conversion price, when certain conditions are present. For any cash payments of principal we are required to make, the agreement requires an amount equal to 102% of the principal amount due.

In addition, we can prepay either Note at any time upon payment of an amount equal to 130% of the then-outstanding principal balance, plus accrued and unpaid interest.

As security for the obligation to Laurus, we and each of our subsidiaries granted Laurus a blanket security interest in all of our assets, and we entered into a stock pledge with Laurus for the capital stock in all of our subsidiaries. In addition, we registered with the SEC for resale the shares of common stock that are issuable upon conversion of the Notes and upon exercise of the warrants. We are obligated to maintain the effectiveness of the registration statement through January 2008. If we fail to comply with the registration obligations, Laurus will be entitled to certain specified remedies, including monetary liquidated damages.

WARRANTS

In connection with the 2004 Note financing, we issued to Laurus a warrant to purchase up to 681,818 shares of common stock at an exercise price of $1.25 per share exercisable at any time prior to May 28, 2011. For the 2005

Note financing, we issued to Laurus a warrant to purchase up to 326,087 shares of common stock at an exercise price of $1.37 per share exercisable at any time prior to January 31, 2010.

In consideration for the principal payment deferral and the waiver on the 2004 Note, on January 31, 2005 we issued an additional common stock purchase warrant to Laurus to purchase up to 200,000 shares of common stock at an exercise price of $1.48. The warrant expires on January 31, 2009. For the additional principal payment deferral and the extension of the 2004 and 2005 Notes, on May 6, 2005 we issued an additional common stock purchase warrant to Laurus to purchase up to 1,000,000 shares of our common stock at an exercise price of $1.05. The warrant expires on May 6, 2010. See "Note 12 to Notes to Consolidated Financial Statements."

FINANCING COSTS

In conjunction with the financing for both Notes, we paid fees and expenses of approximately $301,500 in cash and reserved $160,000 for potential payments due to Source Capital, our broker, upon the conversion of principal to common stock. The total amount of $293,500 expense for the 2004 Note has been amortized to other expense at the rate of approximately $8,153 per month over the 36-month life of the Note, beginning June 2004. The total amount of $168,000 expense for the 2005 Note was added to the amount of the 2004 Note. Furthermore, commencing as of May 31, 2005 deferral and extension of both Notes, we adjusted the amortization schedules for the 2004 Note and 2005 Note related to the deferred finance costs. Deferred finance costs are now being amortized at $5,509 and $3,422 per month for the 2004 and 2005 Notes, respectively. The unamortized balance as of June 30, 2007 was approximately $107,000.

In addition, we issued to our broker a five-year warrant, exercisable as and to the extent that amounts owing under the 2004 Note are converted into common stock, for up to 181,818 shares of common stock at an exercise price of $1.25 per share. For the 2005 Note we issued to our broker a five-year warrant, exercisable as and to the extent that amounts owing under the 2005 Note are converted into common stock, for up to 105,263 shares of common stock at an exercise price of $1.37 per share.

CONVERSION AND PRINCIPAL PAYMENTS

     Through June 30, 2007, Laurus has converted a total of $710,200 in principal on the 2004 Note, leaving $1,416,667 remaining principal balance, net of conversions and principal payments. There have been no conversions of principal on the 2005 Note, leaving a remaining principal balance of $950,000, net of principal payments.

For any cash payments we are required to make on the Notes (e.g., any amounts due that are not converted into common stock), the agreement provides for monthly payments of principal in the amount of $83,333 for the 2004 Note and $50,000 for the 2005 Note. With principal conversions and note deferrals and extensions, repayments of principal on the 2004 Note were deferred. We began scheduled principal payments beginning in February 2007 with the first partial payment of approximately $41,000 and $85,000 for each month thereafter for the 2004 Note. Principal payments on the 2005 Note of $51,000 per month commenced August 2006. We are required to pay an amount equal to 102% of the principal amount due (i.e., a payment of $85,000 reduces the principal balance by $83,333 and a payment of $51,000 reduces the principal balance by $50,000). Any future conversions of principal by Laurus on either Note will further reduce our repayment obligations and defer future payments due.

WAIVER, DEFERRAL AND EXTENSION

Prior to December 1, 2004, we initiated discussions with Laurus for a six-month deferral on all principal payments and we did not make the principal payments on either December 1, 2004, due date for the first payment on the 2004 Note, or January 1, 2005. On January 31, 2005 Laurus formally agreed to the six-month deferral and also waived all events of default, including the failure by us to make our scheduled payments in December and January. Deferred principal amounts would be due on May 1, 2007, the maturity date of the 2004 Note. There was no change in the interest rate charged by Laurus on the unpaid principal.

On May 6, 2005, we amended the terms of the 2004 Note and the 2005 Note with Laurus' approval to provide for a one year principal payment deferral and extension of both Notes. With respect to the 2004 Note, Laurus agreed to extend the term to be due in full on May 28, 2008, and principal payments to be paid monthly beginning June 1,

2006. With respect to the 2005 Note, Laurus agreed to extend the term to be due in full on January 31, 2009, and principal payments to be paid monthly beginning August 1, 2006. There was no change in the interest rate charged by Laurus on the unpaid principal. Furthermore, commencing as of May 31, 2005 we adjusted the accretion schedules for the 2004 Note and 2005 Note related to the conversion feature and stock purchase warrants. The conversion feature and the warrants are being accreted at $30,858 and $26,625 per month for the 2004 and 2005 Notes, respectively.

FINANCIAL DERIVATIVES - EMBEDDED CONVERSION, OTHER FEATURES AND WARRANTS

In fiscal years 2004 and 2005, we estimated the valuation of the conversion and other features and the warrants for the Notes in accordance with EITF 00-27 and EITF 98-5, using the Black-Scholes pricing model and other assumptions deemed reasonable by management. We changed our accounting for derivative financial instruments, for the Notes, to conform to the requirements of Statements of Accounting Standards No. 133, as amended, and Financial Accounting Standards Board Emerging Issues Task Force (EITF) No. 00-19. Embedded conversion and other features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments, the May 2004 and January 2005 Notes, and, in all instances derivative financial instruments have been recorded as assets or liabilities and are carried at fair value.

EMPLOYEES

At September 28, 2007, we had 54 full-time employees, 1 part-time employee, 3 temporary or contract and 1 inactive employee, for a total of 59 employees, 40 of whom were employed in laboratory operations, laboratory administration and client services (including our Chief Scientific Officer), 5 were employed in sales, marketing and business development (including our Chief Medical Officer), and 9 were employed in administrative capacities. One of our employees holds an M.D. degree, six others hold Ph.D. degrees, and two others hold masters degrees or other postgraduate degrees. None of our employees are represented by labor unions. We believe that our relationships with our employees are good.

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

Historically, our largest two clients in any individual fiscal year have represented in excess of 50% of our revenue. During the fiscal year ended June 30, 2007, however, our top two clients represented 33% of our revenue as compared to 50% during the fiscal year ended June 30, 2006. Our largest client in fiscal 2007 individually accounted for approximately 17% of our total revenue in fiscal 2007, while our largest client in fiscal 2006 accounted for approximately 36% of our total revenue in fiscal 2006. While on the one hand this reflects an improvement in terms of decreasing our revenue reliance on a single client, on the other hand it is important to note that our largest client in fiscal 2007 was not our largest client in fiscal 2006, which illustrates the risk of significant revenue variability that we face in our marketplace. Revenue from our five largest clients represented approximately 65% and 74% of total revenue in fiscal 2007 and 2006, respectively. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and see "DESCRIPTION OF BUSINESS - Clients/Marketing" above. Because our revenue has been concentrated in one or two large clients, we can be materially adversely impacted by decreases in work generated from these clients, including any delays in undertaking clinical studies or submitting samples for testing services, any early termination or reductions in work orders or clinical studies, or any decreases in the volume or timing of new work orders.

We have expanded our business development efforts and have continued to submit bids and proposals to these and other companies for our services, to increase our revenue and to diversify our client base. Although we believe that we have good relations with all of our large clients and other companies in the industry, and we expect to receive additional work orders in the future, we cannot predict the timing or amount of any such additional work or whether we will be successful in further diversifying our client base. If we are unsuccessful in our sales and business development efforts with our existing clients and potential clients, our revenue for the fiscal year ending June 30, 2008 may be less than our revenue for the fiscal year ended June 30, 2007. In addition, unless we are able to attract additional clients for medium to large studies, we will continue to be dependent on one or two large clients for a substantial majority of our revenue.

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

We generally do not have long-term contracts with clients for our services. In addition, any project we undertake may generally be terminated at any time by the client on short notice. As a result, it is difficult for us to forecast future sales, and our future revenue depends on our ability to generate new clients and new projects. During fiscal 2008, we are planning on making additional investments in our business development, technology infrastructure, operations and other areas of our business in an effort to become more competitive and to increase our revenue. These efforts will use significant amounts of time, effort and funding. Our business development efforts are substantially dependent on our ability to effectively manage our time, personnel and resources. In particular, our Chief Science Officer and Chief Medical Officer are often heavily involved in the marketing and business development process, and time that they spend in this area detracts from their available time for laboratory and development work. Our success in business development depends in part on our reputation in the industry and client perceptions (including as to our laboratory capacity and financial health), and also to a degree on personal relationships between us and the client. With the significant consolidation in the pharmaceutical industry, it is often a long and complex process in finding and meeting with the right person within the client company. We also understand that some companies in the pharmaceutical industry have "preferred vendor" lists, such that a vendor cannot participate in requests for proposal or contract with the company unless the vendor is pre-approved on the list. We are attempting to expand our efforts in this area. If a client or prospective client has negative perceptions about our capabilities, our laboratory capacity or our financial health, this may affect our ability to develop new clients or projects. If our business development efforts are not successful, our revenue and cash flow may decrease and our operating results may suffer.

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

     WE HAVE SEEN RECENT CHANGES IN OUR MARKETPLACE.

Management has reviewed recent developments in the dyslipidemia drug development market that provides a substantial portion of our revenues. These changes - specifically, the late-stage withdrawal of the HDL-raising drug torcetrapib by Pfizer in December 2006 - have the potential to significantly impact our future revenues. We have not experienced a significant impact on current revenues for the period ended June 30, 2007 from these developments. A limited number of current studies have been postponed, suspended or terminated. Because of current uncertainty about the significance of these developments, potential effects on our future business and revenues, as well as on drug development activities by other pharmaceutical companies in the lipid / cholesterol market in general, are unclear. Even if the withdrawal of torcetrapib results in the cessation of similar drug programs (CETP inhibitors) at other pharmaceutical companies, we believe we are well positioned in the lab services market for the dyslipidemia therapeutic area to take advantage of other drug classes coming into the pipeline. Indeed, we are involved with many top pharmaceutical companies in providing testing services for drugs related to but distinct from the CETP inhibitors.

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

Many of our competitors have greater resources than we do, have global operations and greater name recognition. If we experience significant competition which is based on factors which we do not have in our business, such as global management of projects or size, our business could be materially adversely affected. Although we have entered into a joint marketing arrangement with Quintiles in an attempt to improve our competitive position, in fiscal 2007, we did not realize significant financial benefit from this relationship and this arrangement may not be successful in generating revenue for us or improving our competitive position.

     DURING FISCAL 2007, WE HAVE EXPERIENCED A SIGNIFICANT DECREASE IN REVENUE. IN FISCAL 2006 WE EXPERIENCED A SIGNIFICANT INCREASE IN REVENUE FROM PRIOR YEARS. OUR REVENUE IS UNPREDICTABLE AND VARIES SIGNIFICANTLY FROM QUARTER TO QUARTER AND YEAR TO YEAR.

We have experienced significant quarterly fluctuations in revenue during fiscal 2007 and fiscal 2006. For fiscal 2007 compared to fiscal 2006, our revenue decreased 21% to approximately $8,480,000 from approximately $10,750,000, and we incurred a net loss for fiscal 2007 and net income for fiscal 2006. The impact of quarterly fluctuations is clearly observed in the first fiscal quarter of 2007 where revenue increased 42% compared to the comparable period in fiscal 2006. While, for the last nine months of fiscal 2007, our revenue was 34% lower than for the comparable period of fiscal 2006. The following table shows the significant swings in our quarterly revenue for each quarter in the current fiscal year and the past two fiscal years:

     (DOLLARS IN THOUSANDS,                              FISCAL YEAR
     ROUNDED TO NEAREST THOUSAND)                2005        2006       2007

     Q1, ended September 30................     $  434      $1,834     $2,605
     Q2, ended December 31.................      1,009       3,113      2,219
     Q3, ended March 31....................      1,048       3,110      1,755
     Q4, ended June 30.....................        739       2,693      1,901

Our revenue depends in large part on receiving new clinical or diagnostic studies from our clients, and we cannot predict the timing or amount of revenue we may recognize from quarter to quarter. During fiscal 2006, we had two large studies totaling in excess of $2,600,000 that raised revenues to record levels during Q2, ended December 31 and Q3 ended March 31 as illustrated in the table above. During fiscal 2008, we are planning to make additional investments in our business development, technology infrastructure, operations and other areas of our business in an effort to become more competitive and to increase our revenue. These efforts will use significant amounts of time, effort and funding. These efforts may not be successful in generating additional revenue.

     WE HAVE HISTORICALLY HAD WORKING CAPITAL DEFICITS. IF OUR REVENUE DOES NOT INCREASE, OUR LOSSES, CASH AND WORKING CAPITAL POSITION MAY WORSEN.

Although we received gross proceeds of approximately $4,300,000 in a private placement of our common stock and warrants in March and April 2006, we have had cash flow shortages and deficiencies in working capital in previous fiscal years. At June 30, 2007, we had approximately $4,220,000 in cash and a positive working capital position of approximately $$827,000, both representing a significant decrease from the previous fiscal year; we also had significant amounts of debt, including secured convertible notes, the derivative liabilities associated with the notes and notes payable of approximately $3,577,000 and other liabilities of approximately $2,282,000 and stockholders' equity of approximately $1,513,000. For the last fiscal year ended June 30, 2007 we had an operating loss of approximately $565,000. For the previous fiscal year ended June 30, 2006 we had an operating income of approximately $1,846,000. At June 30, 2007, we had an accumulated deficit of approximately $27,133,000.

Previously, our cash, cash equivalents, and accounts receivable have been used to fund our operating losses and investments in capital expenditures. However, unless revenue remains at the current level or continues to increase, we will likely experience losses and our cash and working capital positions may be adversely impacted through fiscal 2008. To improve our cash position, we are actively seeking to increase revenue and improve operating income. As noted above, we raised gross proceeds of approximately $4,300,000 in a private placement of our common stock and warrants in March and April 2006. This private placement has improved our cash position and reduced the risk associated with our revenue fluctuations and growth. However, our continuing efforts to improve our cash position, reduce expenses and generate revenue may not be successful.

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

     OUR ABILITY TO MAKE REQUIRED PAYMENTS OF PRINCIPAL AND INTEREST ON OUR SENIOR SECURED DEBT DEPENDS PRIMARILY ON AVAILABLE CASH BALANCES, CASH FLOW FROM OPERATIONS, FUNDS FROM FINANCING EFFORTS AND EARLY CONVERSION OF THE DEBT, ALL OF WHICH MAY NOT BE SUFFICIENT TO SERVICE THE DEBT.

In fiscal 2004 and 2005, we closed on two debt financings with Laurus Master Funds Ltd., consisting of $2.5 million effective May 28, 2004 and an additional $1.5 million effective January 31, 2005. See "DESCRIPTION OF BUSINESS - Laurus Debt Investments" above. Through June 30, 2007, Laurus has converted a total of $710,200 in principal on the 2004 Note and we made payments totaling $373,133 leaving a remaining principal balance on the 2004 Note of $1,416,667. Through June 30, 2007, no conversion of principal has taken place on the 2005 Note and we have made payments totaling $550,000 leaving a remaining principal balance of $950,000. On the 2005 Note we paid a reduced initial payment of approximately $41,000 for March 2006 and approximately $85,000 per month of which $83,000 applies to the principal net of interest, for each month thereafter. Payments on the 2005 Note of approximately $51,000 per month, of which $50,000 applies to the principal net of interest, commenced in August 2006. Any future additional conversions of principal by Laurus on either Note will further reduce our repayment obligations. Our actual required cash payments on the two notes will vary depending on interest rates and whether amounts under the notes are converted into our common stock.

Our ability to make scheduled monthly payments under the two notes primarily depends on our current cash balance, future performance and working capital, including our ability to increase revenue and improve cash flows. We currently have other fixed monthly commitments under various notes payable, equipment and facility leases. See "Notes 8 and 9 to Notes to Consolidated Financial Statements" for the fiscal year ended June 30, 2007 included in this Annual Report on Form 10-KSB. To a certain extent our ability to increase revenue and control costs are subject to a number of economic, financial, competitive, regulatory and other factors beyond our control.

However, if our cash flow is insufficient to enable us to service our debt, we may have to utilize the funds raised from our private placement of common stock and warrants, be forced to find alternative sources of financing, or to take further measures, including significantly reducing expenses or scope of operations. Any future alternative sources of debt or equity financing may not be available to us when needed or in amounts required. Although we obtained a new non-revolving line of credit with Franklin Funding in November 2005 for an aggregate amount of up to $500,000 for equipment financing, of which we have borrowed $350,000 as of June 30, 2006 and we raised gross proceeds of approximately $4,300,000 in a private placement of our common stock and warrants in March and April 2006, we do not have available to us another bank line of credit or other general borrowing facility. Alternatively, we may be forced to attempt to negotiate with our debt holders on our payment terms, which may not be successful or may be on terms onerous to us.

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

     EVEN WITH OUR PRIVATE PLACEMENT OF COMMON STOCK AND WARRANTS IN MARCH AND APRIL 2006, WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS IN THE FUTURE. IF OUR FINANCING EFFORTS ARE NOT SUCCESSFUL, WE WILL NEED TO EXPLORE ALTERNATIVES TO CONTINUE OPERATIONS, WHICH MAY INCLUDE A MERGER, ASSET SALE, JOINT VENTURE, LOANS OR EXPENSE REDUCTIONS.

We have been successful in achieving our second highest revenue level in the company's history for the fiscal year ended June 30, 2007, although this result was 21% below the revenue level for the fiscal year ended June 30, 2006. Our efforts to continue revenue increases and control expenses may not be successful. If we continue to experience significant quarterly fluctuations in our revenue or if our revenue does not continue to increase, we may need to raise additional capital through equity or debt financing or through the establishment of other funding facilities in order to keep funding operations. Even with our recent private placement in March and April 2006, in the current market condition, raising capital has been, and may continue to be difficult, and we may not receive sufficient funding. Any future financing that we seek may not be available in amounts or at times when needed, or, even if it is available, may not be on terms acceptable to us. Also, if we raise additional funds by selling equity or equity-based securities, the ownership of our existing stockholders will be diluted.

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

These potential alternatives may not be open to us, or may only be available on unfavorable terms. If we are unable to obtain sufficient cash either to continue to fund operations or to locate a strategic alternative, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and ability to continue in existence. During fiscal 2008, we are planning to make additional investments in our business development, technology infrastructure, operations and other areas of our business in an effort to become more competitive and to increase our revenue. These efforts will use significant amounts of time, effort and funding.

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

Accordingly, unless we obtain Laurus' consent, we may not be able to enter into certain transactions. In addition, in connection with any potential significant transaction (such as a merger, sale of substantially all our assets, joint venture, or similar transaction), it is likely that we would have to pay off the debt obligations to Laurus and have the security interests released. Although we have the right at any time to prepay our secured debt obligations, we can only do so upon payment of 130% of the then principal balance, plus all other amounts owing under the notes. See "DESCRIPTION OF BUSINESS - Laurus Debt Investments" above. Based on a total principal balance of approximately $2,367,000 under both notes as of June 30, 2007, prepayment would require a cash payment of approximately $3,077,000, plus accrued interest. These provisions could have the practical effect of increasing the costs of any potential significant transaction, and restrict our ability to enter into any such transaction.

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

     AS WE ISSUE ADDITIONAL EQUITY SECURITIES IN THE FUTURE, INCLUDING UPON CONVERSION OF ANY OF OUR SECURED CONVERTIBLE DEBT, THE OWNERSHIP OF OUR EXISTING STOCKHOLDERS WILL BE DILUTED. IN PARTICULAR, THE SECURED CONVERTIBLE DEBT HAS A FULL RATCHET ANTI-DILUTION PROVISION THAT COULD SIGNIFICANTLY DILUTE THE OWNERSHIP OF OUR STOCKHOLDERS.

In connection with our two debt financings with Laurus, we issued a $2.5 million secured convertible note, a $1.5 million secured convertible note and warrants to Laurus. See "DESCRIPTION OF BUSINESS - Laurus Debt Investment" above. The $2.5 million note is convertible into shares of our common stock at an initial conversion price of $1.06 per share, and the $1.5 million note is convertible at an initial conversion price of $1.17 per share. At these initial conversion rates, for example, we would issue approximately 2,148,000 shares upon conversion of the $2,367,000 million owed under the notes at June 30, 2007. The actual number of shares to be issued will depend on the actual dollar amount of principal and interest being converted. In addition, each note carries a full ratchet anti-dilution provision, such that if we issue in the future convertible or equity securities (subject to certain exceptions, including stock option grants and issuances in connection with certain acquisition transactions) at a price less than the initial conversion price, the note conversion price will be automatically adjusted down to that lesser price. In addition to the conversion rights of the convertible debt, as we issue stock or convertible securities in the future, including for any future equity financing or upon exercise of any of the outstanding stock purchase warrants and stock options, those issuances would also dilute our stockholders. If any of these additional shares are issued and are sold into the market, it could decrease the market price of our common stock and could also encourage short sales. Short sales and other hedging transactions could place further downward pressure on the price of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We lease approximately 15,000 square feet of office and laboratory space in Seattle, Washington for our executive offices and laboratory. In April 2007 we entered into an amendment to the lease to extend its term through October 31, 2012. The current monthly rent under the lease is $19,513. Effective November 1, 2007, the monthly rental rate will increase to $20,361, with an increase of approximately three percent on each November 1 thereafter for the remainder of the term.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK

Our common stock is currently quoted for trading on the OTC Bulletin Board under the symbol "PBME."

The following table shows, for each quarter of fiscal 2007 and 2006, the high and low closing sales prices as reported by the OTC Bulletin Board. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

                                                           OTC BULLETIN BOARD
                                                           High           Low
     FISCAL 2007:
     Fourth quarter, ended June 30, 2007.............     $0.90          $0.42
     Third quarter, ended March 31, 2007.............      1.07           0.75
     Second quarter, ended December 31, 2006.........      1.16           0.90
     First quarter, ended September 30, 2006.........      1.23           0.85

     FISCAL 2006:
     Fourth quarter, ended June 30, 2006.............     $1.46          $1.03
     Third quarter, ended March 31, 2006.............      1.98           1.15
     Second quarter, ended December 31, 2005.........      1.20           0.90
     First quarter, ended September 30, 2005.........      1.01           0.77

HOLDERS

As of September 28, 2007, there were 18,720,147 shares of common stock issued and outstanding, held by approximately 214 holders of record.

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

ISSUER REPURCHASES OF COMMON STOCK

On August 25, 2006, our board of directors authorized the repurchase of shares of common stock of the Company up to an aggregate value of $500,000 for shares at a maximum price of $1.17 per share. The repurchase plan expired on August 31, 2007. Under this repurchase program, we repurchased 187,200 shares for a total of $201,544. No purchases of shares of common stock were made during the fourth quarter of the fiscal year ended June 30, 2007. Shares purchased through June 30, 2007 are represented in the following table:

             Period                   Total number   Average price   Total value
                                        of shares       paid per      of shares
                                        purchased        share        purchased

August 25, 2006 - October 31, 2006           --            --              --

November 1, 2006 - November 30, 2006      59,900         $1.12         $67,032
                                                         =====
December 1, 2006 - December 31, 2006     127,300         $1.06        $134,512
                                                         =====
January 1, 2007 - June 30, 2007              --            --              --
--------------------------------------------------------------------------------
     Total                               187,200                      $201,544
                                         =======                      ========

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONSOLIDATED AUDITED FINANCIAL STATEMENTS AND RELATED NOTES FOR THE FISCAL YEAR ENDED JUNE 30, 2007, INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS. SEE "CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS" AND "RISK FACTORS."

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

USEFUL LIVES OF TANGIBLE AND INTANGIBLE ASSETS

The assets we acquire are subject to our best estimates of useful lives of the asset for depreciation purposes. Due to the uncertainty of current studies which are subject to cancellation, which may occur at any time, as well as changes in scientific methods for our testing, we may no longer have use for certain tangible and intangible assets and may take a charge against current earnings should changes in our estimated asset lives occur. We depreciate equipment and computers over three to five years, while leasehold improvements are depreciated over the remaining life of the lease or ten years. This estimate of a three to five-year useful life on equipment and computers and a useful life based on the remaining years left on the building lease for leasehold improvements reflects management's judgment that these useful life periods reflect a reasonable estimate of the life over which the equipment, computers and leasehold improvements will be used by us. Software costs incurred in connection with obtaining and developing internal use software ("software costs"), are capitalized in accordance with Statement of Position (SOP) No. 98-1 ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. Software costs are amortized over a period not to exceed three years and are included in Property and Equipment (see Note 5).
The amount of depreciation and amortization expense we record in any given period will change if our estimates of the useful life of our equipment, computers, software or leasehold interests were to increase or decrease. We use the discounted cash flow method according to SFAS 144 to test our assets for impairment. The current balance of our depreciable assets at June 30, 2007 is $835,934, net of depreciation and amortization. We currently do not carry material amounts of intangible assets on our balance sheet.

FINANCIAL DERIVATIVES - CONVERSION, OTHER FEATURES AND WARRANTS

Embedded conversion and other features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments (secured convertible notes - see Note 8. Notes Payable) and, in all instances derivative financial instruments have been recorded as assets or liabilities and are carried at fair value, using the Black-Scholes pricing model. We record the value allocated to warrants issued with the convertible instruments, measured at fair value, using the Black-Scholes pricing model and recognized by allocating a portion of the proceeds to a derivative liability with an offset to discount on the convertible instrument.
For convertible debt and related warrants, the recorded discount is accreted as interest expense using the effective interest method over the life of the debt.

STOCK-BASED COMPENSATION

We have traditionally applied APB Opinion 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations in accounting for our stock-based employee compensation plan. Beginning with the quarter ended March 31, 2006, we adopted the provisions of SFAS No. 123(R), "ACCOUNTING FOR STOCK-BASED COMPENSATION." For the fiscal year ended June 30, 2006 and June 30, 2005, we granted 125,000 (granted prior to March 31, 2006) and 253,000, respectively, of incentive-based stock options under incentive compensation plans. For prior reporting periods, had compensation cost been determined based on the fair value of stock options granted in a manner consistent with the method promulgated by SFAS No. 123, our net loss and loss per share would have been changed to the pro forma amounts as reported in our financial statements the fiscal year ended June 30, 2007 and June 30, 2006. We will continue to disclose on a pro forma basis according to SFAS No. 123 during the transition period to be in accordance with SFAS No. 123(R).

ALLOWANCE FOR DOUBTFUL ACCOUNTS

While the company has historically experienced very low levels of bad debt, we constantly monitor our current accounts receivable for past due accounts. If we have specific knowledge of a current account that may be uncollectible, we will add that amount to our allowance for doubtful accounts. We are susceptible to changes in the pharmaceutical market as well as changes in the overall economy. A downturn in the market or cost reductions and consolidation such as the market is currently experiencing, may change how we estimate our allowance. The company had not experienced any bad debt in the prior two fiscal years. We incurred one significant bad debt in the current fiscal year for approximately $24,000. However, based on the current changes in our marketplace, we may need to increase our bad debt allowance in future periods, which would reduce our operating and net profits. The balance of the bad debt allowance was approximately $29,000 and $32,000 for the fiscal year ended June 30, 2007 and June 30, 2006, respectively.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30, 2007 AND 2006

REVENUE:

-------------------------------------------------------------------------------
                                   YEARS ENDED
                                     JUNE 30,
                               ------------------------------------------------
DOLLARS IN THOUSANDS,                                      $             %
ROUNDED TO NEAREST THOUSAND      2007        2006        Change        Change
-------------------------------------------------------------------------------
REVENUE                         8,480       10,750       (2,270)        (21)
-------------------------------------------------------------------------------

Our revenue is primarily generated from clinical pharmaceutical trials testing services and from diagnostic services. The approximately 21% decrease in fiscal 2007 revenue from fiscal 2006 was primarily attributable to a decrease in the size and number of clinical pharmaceutical trials testing and diagnostic testing services we performed. This decrease is contrary to the significant increases in revenue and open work orders we experienced in fiscal 2006. Over the last three fiscal years, we have made significant investments in our business development initiatives that have been responsible for a significant portion of the revenue increase in fiscal 2006. However, our quarterly and annual revenues are subject to fluctuations. The clinical pharmaceutical trials testing and diagnostic testing services that we provide are many times subject to setup and initiation delays, or early termination of studies, which impact our revenues. In particular, in fiscal 2007 we had expected a large prospective study contract to close for over $2,000,000 in the third quarter of fiscal 2007; however, this study was delayed until the fourth quarter and eventually cancelled before the end of the fiscal year 2007. The cancellation of this study had a significant impact on our revenue for fiscal 2007. We did not have a similar study cancellation during fiscal 2006. Also, in the second and third quarters of fiscal 2006, we recognized revenue in excess of $2,600,000 from several large studies; however, we did not have any comparable large studies in fiscal 2007. However, we did see a significant rebound in referral business from other laboratories during fiscal 2007, compared to fiscal 2006.

The overall revenue decrease for the fiscal year ended June 30, 2007 reflects revenue decreases that occurred in the fiscal year after the first quarter. Combined revenue for the first quarter for the fiscal year ended June 30, 2007 showed an increase of approximately $770,000 over the comparable quarter in the prior fiscal year. Each successive quarter for fiscal 2007, second through fourth, showed a decrease in revenue of at least $790,000 over the comparable quarters in the prior fiscal year. We have previously experienced quarterly fluctuations in revenue that were above or below previous fiscal years' revenues. Typically our revenue fluctuations are primarily explained by the timing between our work on testing and open work orders, and prior work orders having been completed or terminated.

Historically, our largest two clients in any individual fiscal year have represented in excess of 50% of our revenue. During the fiscal year ended June 30, 2007, our top two clients represented 33% of our revenue as compared to 50% during the fiscal year ended June 30, 2006. Our largest client in fiscal 2007 individually accounted for approximately 17% of our total revenue in fiscal 2007, while our largest client in fiscal 2006 accounted for approximately 36% of our total revenue in fiscal 2006. Revenue from our five largest clients represented approximately 65% and 74% of total revenue in fiscal 2007 and 2006, respectively.

LABORATORY EXPENSE AND COST OF GOODS SOLD:

-------------------------------------------------------------------------------
                                      YEARS ENDED
                                        JUNE 30,
                                   --------------------------------------------
DOLLARS IN THOUSANDS,                                       $          %
ROUNDED TO NEAREST THOUSAND          2007      2006       Change     Change
-------------------------------------------------------------------------------
LABORATORY EXPENSES AND
COST OF GOODS SOLD                  5,153     5,161        (8)         (0)
-------------------------------------------------------------------------------
PERCENTAGE OF REVENUE                61%       48%
-------------------------------------------------------------------------------

Laboratory expense and cost of goods sold consist primarily of payment of salaries and related benefits to employees performing analysis of clinical trial samples, the cost of supplies for analysis of clinical trial samples, payments to subcontractors of laboratory services, and other expenses such as payment of business and occupation taxes. For the comparable fiscal years ended June 30, 2007 and 2006, laboratory expense and cost of goods sold was essentially unchanged, primarily due to increases in salaries and benefits and rent expense, offset by a decrease in costs of supplies. As a percentage of revenue, laboratory expense and cost of goods sold increased in fiscal 2007 to approximately 61% from approximately 48% in fiscal 2006. The relative increase in laboratory expense and cost of goods sold as a percentage of revenue was primarily the result of the significant decrease in revenues over the comparable periods and the components of laboratory expense and cost of goods sold. The following table illustrates changes in Laboratory Expenses and Cost of Goods Sold in fixed and variable expense categories:

----------------------------------------------------------------------------------------------------
                                                  YEARS ENDED
                                                    JUNE 30,
                                   ------------------------------------------
DOLLARS IN THOUSANDS,                           % of                   % of         $          %
ROUNDED TO NEAREST THOUSAND          2007      revenue      2006      revenue     Change     Change
----------------------------------------------------------------------------------------------------
        FIXED COST DETAIL

Rent, Utilities, Certain Taxes     $   503        6%      $   387        4%        $ 116       30

       VARIABLE COST DETAIL

Wages, Taxes, Benefits               2,052       24%        1,791       17%          261       15
Reagent Chemicals                    1,647       19%        2,153       20%         (506)     (24)
Other Variable Costs                   951       11%          830        8%          121       15
                        Total        4,650       55%        4,774       44%         (124)      (3)

TOTAL COST OF GOODS SOLD           $ 5,153       61%      $ 5,161       48%        $  (8)      (0)
----------------------------------------------------------------------------------------------------

The largest component of laboratory expense during fiscal 2007 was salaries and related benefits. During the fiscal years ended June 30, 2007 and 2006, respectively, salaries and related benefits accounted for approximately 40% and 35% of total laboratory expense and cost of goods sold. Laboratory salaries and related benefits increased approximately 15% to $2,052,000 from $1,791,000 for the fiscal years ended June 30, 2007 and 2006, respectively. The majority of hiring in the laboratory area began in fiscal 2006, for laboratory technicians, data managers, and project managers to address the significant increase in testing volume and clinical studies during fiscal 2006, which we expected to continue into fiscal 2007. At the beginning of fiscal 2006 we had a staff of 25 FTE in the Laboratory and Project Management areas. By the end of fiscal 2006, we had increased staff to 36 FTE, and by the end of fiscal 2007 we had 39 FTE in this area. During fiscal 2007, as our clinical studies declined from 2006, including due to unanticipated cancellation of studies, we did not reduce our laboratory staff. Our highly skilled laboratory technical people are difficult to find, and once hired, we train our staff extensively on our proprietary methods.

The other primary component of laboratory expense is the cost of supplies for analysis of clinical trial samples. During the fiscal years ended June 30, 2007 and 2006, respectively, lab supplies were approximately 32% and 42%, and outside services were approximately 9% and 6%. The 24% decrease in laboratory supplies expense resulted directly from the decrease in number of studies during fiscal 2007compared to fiscal 2006, which reduced our costs for reagent chemicals.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

-------------------------------------------------------------------------------
                                      YEARS ENDED
                                        JUNE 30,
                                  ---------------------------------------------
DOLLARS IN THOUSANDS,                                     $          %
ROUNDED TO NEAREST THOUSAND         2007       2006     Change     Change
-------------------------------------------------------------------------------
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE             3,892      3,696       196         5
-------------------------------------------------------------------------------
PERCENTAGE OF REVENUE               46%        34%
------------------------------------------------------

Our selling, general and administrative expense consists primarily of compensation for our executive officers, board members and other selling, general and administrative personnel, compensation income (expense) on our stock options, legal and accounting fees, and payments under consulting arrangements.

For the comparable years ended June 30, 2007 and 2006, respectively, selling, general and administrative expense increased approximately 5% to approximately $3,892,000 from $3,696,000. As a percentage of revenue, selling, general and administrative expenses were approximately 46% and 34%, respectively, for the comparable fiscal years ended June 30, 2007 and 2006. The dollar increase in our selling, general and administrative expenses for the comparable periods is due in large part to salaries and benefits for management, sales and administrative personnel, which increased approximately $702,000. The majority of this increase is attributable to approximately $555,000 of share-based compensation expense for stock awards granted in the first quarter of fiscal 2007. We issued 125,000 stock options as share-based compensation in fiscal 2006; however, they were issued before implementation of SFAS 123(R) and did not result in compensation expense. We also added additional staff to laboratory management, science and technology and accounting, increasing headcount to 17 FTE in fiscal 2007 from 14 FTE in fiscal 2006. Another factor impacting salaries and benefits, all senior managers and executive officers took a voluntary 10% pay cut effective March 15, 2007, due to the reduced clinical study revenue experienced during fiscal 2007.

During fiscal 2007, we had increases in advertising, trade show and travel expenses for business development activities. We reduced expenses for legal, recruiting, consulting, other outside services, insurance and employee bonuses during fiscal 2007. We suspended our investor relations program starting December 1, 2006 to further reduce expenses.

RESEARCH AND PRODUCT DEVELOPMENT:

-------------------------------------------------------------------------------
                                        YEARS ENDED
                                          JUNE 30,
                                    -------------------------------------------
DOLLARS IN THOUSANDS,                                       $          %
ROUNDED TO NEAREST THOUSAND            2007      2006     Change     Change
-------------------------------------------------------------------------------
RESEARCH AND PRODUCT DEVELOPMENT        --        46       (46)       (100)
-------------------------------------------------------------------------------
PERCENTAGE OF REVENUE                   0%        0%
--------------------------------------------------------


Research and development expenses consist mainly of our expenditures incurred in connection with development of our LIDA and cell viability technology that is held by our subsidiary, PBI Technology, Inc.

For the comparable fiscal years ended June 30, 2007 and 2006, research and product development expenses decreased to zero from approximately $46,000. The decrease was primarily the result of ending further expenditures in this area. For the fiscal year ended June 30, 2006, the research and product development expenses consisted of depreciation charges for laboratory instruments. For the fiscal year ended June 30, 2007, we moved those laboratory instruments to general use in the laboratory.

We anticipate that we will no longer incur research and development expenses related to the technology held by PBI Technology. These technology assets held by PBI Technology were written off as of June 30, 2004.

OTHER EXPENSE:

-------------------------------------------------------------------------------
                                       YEARS ENDED
                                         JUNE 30,
                                   --------------------------------------------
DOLLARS IN THOUSANDS,                                        $          %
ROUNDED TO NEAREST THOUSAND           2007       2006      Change     Change
-------------------------------------------------------------------------------
OTHER EXPENSE                         648       1,667      (1,019)     (61)
-------------------------------------------------------------------------------
PERCENTAGE OF REVENUE                  8%         16%
--------------------------------------------------------

Total other expense decreased 61% to approximately $648,000 from expense of approximately $1,667,000 during the fiscal years ended June 30, 2007 and 2006, respectively.

There were three major components of other expense in the year ended June 30, 2007 associated with the Laurus 2004 and 2005 Notes.

First, we recorded cash interest expense, approximately $322,000 and $339,000, paid on the 2004 and 2005 Notes, and we recorded approximately $886,000 and $771,000 of non-cash expense related to the accretion of the intrinsic value of the conversion feature and warrants associated with both notes.

The second component is net fair value adjustments included in earnings related to these instruments amounted to approximately $694,000 and $299,000 for the fiscal year ending June 30, 2007 and 2006, respectively.

The third major component of other expense associated with Laurus related to the approximately $293,500 in fees and expenses related to the 2004 Note, and approximately $168,000 in fees and expenses in the fiscal year ended June 30, 2006, related to the 2005 Note. We are amortizing these fees to deferred financing costs over the amended 48-month life of each note, resulting in approximately $107,000 of expense recognized for the fiscal years ended June 30, 2007 and June 30, 2006. For fiscal 2007, we expect to continue to amortize these expenses at the rate of approximately $9,000 per month, or $27,000 per quarter.

Another major component of other expense for fiscal 2006 was approximately $978,000 of warrant expense associated with our private placement of common stock and warrants in March and April 2006, for which we had no comparable expense in fiscal 2007. This warrant expense was a one-time charge in the fiscal year ended June 30, 2006, without any remaining amounts to be amortized in future periods.

During the fiscal year ended June 30, 2007, we paid other expense - for settlement charges totaling $50,000. This sum represents our pro rata share of a promissory note in principal amount of $50,000 issued jointly by us and Saigene Corporation in connection with our prior asset purchase agreement dated August 28, 2002. While we and Saigene Corporation were each obligated for $25,000 of the $50,000 promissory note, Saigene was unable to satisfy its portion of the note guarantee for $25,000, which we subsequently paid. See Note 13. Commitments and Contingencies in the financial statement notes.

For fiscal 2006, our net "other expense" also included approximately $261,000 in Washington state sales and business and occupation tax refunds (which accrued from a review of past years tax remittances and application of new apportionment rules where we incurred approximately $171,000 of expense for the audit). The State of Washington has subsequently performed an audit of our documentation supporting the refund during fiscal 2007. However, we have not had notification of any changes to this amount to be refunded and continue to carry the balance as "other receivable".

NET INCOME (LOSS):

-------------------------------------------------------------------------------
                                        YEARS ENDED
                                          JUNE 30,
                                   --------------------------------------------
DOLLARS IN THOUSANDS,                                        $          %
ROUNDED TO NEAREST THOUSAND            2007      2006      Change     Change
-------------------------------------------------------------------------------
NET INCOME (LOSS)                    (1,213)      179      (1,392)     (777)
-------------------------------------------------------------------------------
PERCENTAGE OF REVENUE                 (14)%        2%
---------------------------------------------------------


We had a loss of approximately $(1,213,000) in fiscal 2007 compared to net income of approximately $179,000 in fiscal 2006. This change to a loss, from net income, is principally due to a significant decrease in revenue during fiscal 2007 and a lesser extent our share-based compensation expense. We experienced a major decrease in gross margin due to the decrease in revenue, increase in costs due to increased staffing in the laboratory and an increase in referral business that included subcontracted testing services. Our selling, general and administrative expenses rose due to increased staffing in business development and accounting. As a percentage of revenue, all expense categories increased. Some offset to the decrease in revenue and increases to expense was provided by and our net income position was favorably impacted by a large gain from adjustment to fair value of the derivative instruments during fiscal 2007 and higher interest income from our positive cash position.

LIQUIDITY AND CAPITAL RESOURCES:

We had a significant decrease in revenues and a net operating loss for the fiscal year ended June 30, 2007, compared to record revenues and significant net operating income for the fiscal year ended June 30, 2006. By comparison, revenues for the fiscal year ended June 30, 2006 were significantly higher than those in the comparable prior fiscal years and for the fiscal year ended June 30, 2007. While revenues have decreased from a record level for fiscal

2006, we experienced the second highest revenue in our history for fiscal 2007. We have continued to experience significant volatility in our revenues over the past several years. We may experience significant losses and our cash and working capital position will be adversely impacted if our revenues continue to decrease significantly in future periods. Our operations historically have been funded through revenues generated from operations and from the sale and issuance of our common stock, preferred stock and debt.

At June 30, 2007, our cash and cash equivalents were approximately $4,220,000, compared to approximately $5,498,000 at June 30, 2006. The decrease in our cash and equivalents is primarily attributable to principal payments on our secured Laurus convertible debt, reduced profitability, and our repurchases of shares of common stock. While cash flow from operations was down approximately $518,000 from fiscal 2006, we maintain a cash balance that we believe will fund our current operating needs through fiscal 2008. The placement of common stock and warrants in March and April 2006 which produced a net cash inflow of approximately $3,963,000 is the main reason for our current cash position. The net decrease in our cash and cash equivalents from the prior fiscal year is the result of: (a) payments on our accounts payable, (b) payments on our accrued liabilities, (c) increases in inventory. These items were more than offset as a the result of: (i) collections on accounts receivable, (ii) increases in advances from customers, (iii) decreases in prepaid expenses.

At June 30, 2007, we had approximately $1,659,000 in accounts receivable, compared to approximately $1,978,000 as of June 30, 2006, reflecting the decrease in revenue and timing of revenues billed and collected. We generally have a high collectibility rate on our accounts receivable, however, we experienced our first significant bad debt in the last three fiscal years where we wrote off approximately $24,000. Our allowance for doubtful accounts is $29,300 which we believe is reasonable based on our past experience. Our accounts receivable generally reflect our billings, and may include one or several individually large customer receivables from time to time.

Total liabilities recorded on our balance sheet as of June 30, 2007 were approximately $5,859,000 compared to approximately $6,668,000 as of June 30, 2006. The significant decrease in liabilities was the result of decreases in our other notes payable, accounts payable and capital lease obligations, and a large decrease in our overall secured Laurus convertible debt. This was offset only by increases in customer advances. Significant components of our liabilities include the 2004 and 2005 Notes with Laurus, and, to a lesser degree, our prior $350,000 in borrowings in fiscal 2006 under our credit facility with Franklin Funding. As required by U.S. generally accepted accounting principles, the liability we recorded for the 2004 and 2005 Notes reflected a discount from the face value of the secured Laurus convertible notes by approximately $877,000, related to the valuation of the conversion features and the warrants. Those conversion features and warrants are bifurcated from the convertible notes and reported as derivative liabilities. During the fiscal year ended June 30, 2007, Laurus did not convert any portion of the principal amount due on the 2004 Note, compared to $646,600 of the principal amount converted during the fiscal year ended June 30, 2006. As of June 30, 2007 the remaining principal balance on the 2004 Note was $1,416,667. No amounts of the 2005 Note have been converted, and as of June 30, 2007 the remaining principal balance on the 2005 Note was $950,000. Accordingly, if the discount to face value is disregarded, our total liabilities as of June 30, 2007 and June 30, 2006, respectively, would be approximately $6,620,000 and $5,763,000.

At June 30, 2007, we had positive working capital of approximately $827,000, compared to approximately $1,904,000 at June 30, 2006. The approximately $1,077,000 decrease in working capital is attributable to several changes in the components of working capital. Changes providing negative impact include decreases in cash, accounts receivable, prepaid expenses and accounts payable. Changes providing positive impact include increases in inventory, customer advances, capital lease obligations, current balances and derivative liability related to the 2004 and 2005 Notes, and other notes payable. The 2004 and 2005 Notes can be converted to common stock at any time if certain conditions are met. The Notes are classified as short-term liabilities on this basis. This classification creates a reduction in working capital. Should the Notes be converted, the effect would increase working capital by the amount converted. The transaction settlement in common stock would increase equity and decrease short-term liabilities.

Net cash provided in operating activities was approximately $164,000 for the fiscal year ended June 30, 2007. For the fiscal year ended June 30, 2007, net cash used in operations included the effect of approximately $886,000 of accretion related to the 2004 and 2005 Notes, approximately $290,000 in depreciation and amortization. Our investing activities used approximately $329,000 for the fiscal year ended June 30, 2007 primarily for the repurchase of shares of common stock and capital equipment related to our laboratory. On August 25, 2006, our board of directors authorized the repurchase of shares of common stock up to an aggregate value of $500,000 for shares at a maximum price of $1.17 per share, and under this repurchase program, we repurchased 187,200 shares for a total of $201,544. See "ITEM 5 - Issuer Repurchases of Common Stock" above. Cash flows used in financing activities included approximately $1,112,000 consisting primarily of approximately $1,056,000 in payments on our 2004 and 2005 Notes with Laurus, and payments of approximately $56,000 on capital lease obligations.

As described above, we experienced a significant decrease in revenue for the year ended June 30, 2007, and we incurred a net loss. We have realized a decline in our cash and working capital position from operations, and we expect these trends will continue during fiscal 2008, at approximately the same rate due to principal payments for the 2004 and 2005 Notes with Laurus, note payable with Franklin Funding, and capital lease obligations. In fiscal 2008 we will continue to actively pursue business development and marketing activities to broaden our client and revenue base, and we anticipating make additional investments from time to time in our technology infrastructure, operations and other areas of our business. These efforts will use significant amounts of time, effort and funding. Our efforts to improve our operations and increase revenue may not be successful.

We expect that our current cash, current assets and any cash flows from operations will be sufficient to fund operations through fiscal 2008. (See "Note 8 to Consolidated Financial Statements" included in this Report). However, any decreases in future revenue would adversely affect our financial condition, and we may need to seek additional capital before fiscal 2009. We may not be able to raise sufficient financing, whether debt or equity. We have no additional amounts available to us under our Franklin Funding credit facility, and we do not have any other credit facility in place. In addition, based on the terms of the Laurus debt financings, raising additional capital may be difficult or highly dilutive to existing stockholders.



ITEM 7. FINANCIAL STATEMENTS.

Financial Statements are listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB, beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (b) accumulated and communicated to management, including our Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, management and our Chief Executive Officer and Vice President of Finance concluded that our disclosure controls and procedures are effective.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues if any, within a company have been detected.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In response to the Sarbanes-Oxley Act of 2002, we are continuing a comprehensive review of our disclosure procedures and internal controls and expect to make minor modifications and enhancements to these controls and procedures. Management continually reviews, modifies and improves its systems of accounting and controls in response to changes in business conditions and operations and in response to recommendations in reports prepared by the independent registered public accounting firm and outside consultants.


ITEM 8B. OTHER INFORMATION.

Not applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following list identifies the members of our Board of Directors and our executive officers as of September 28, 2007, and sets forth certain biographical information regarding each person.

                        DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers as of September 28, 2007 were as follows:

          NAME               AGE                     POSITION
--------------------------- ---- -----------------------------------------------

Ronald R. Helm               56  President, Chief Executive Officer and Director
Dr. Elizabeth Teng Leary     59              Chief Scientific Officer
Dr. Mario Ehlers             48               Chief Medical Officer
John P. Jensen               51      Vice President of Finance and Controller
Michael P. Murphy            52         Senior Vice-President, Operations
Terry M. Giles               59                      Director
Paul G. Kanan                61                      Director
Richard W. Palfreyman(1)(2)  65                      Director
Curtis J. Scheel (1)(2)      48                      Director

----------
(1)  Member of Audit Committee
(2)  Member of Compensation Committee

Our Board of Directors currently consists of five directors. Currently, two directors are considered "independent" within the meaning of the listing standards of The NASDAQ Stock Market.

Officers are appointed by the Board of Directors. Each executive officer named above will serve until his or her successor is appointed or until his or her earlier death, resignation or removal.

RONALD R. HELM has served as our Chairman, Chief Executive Officer and a Director since August 28, 2002. From 1996 to August 28, 2002, Mr. Helm served as the Chairman and CEO of Saigene Corporation, and served on the board of directors of Saigene until January 2004. Mr. Helm was previously in a private law practice with the California law firm of Helm, Purcell & Wakeman. Mr. Helm was a Senior Vice-President and General Counsel for ComputerLand Corporation and also served as the Managing Director of ComputerLand Europe. Prior to that, Mr. Helm was the Associate Dean for Development and a Professor of Law at Pepperdine University School of Law. He received his B.S.Ed from Abilene Christian University and his J.D. from Pepperdine University School of Law.

ELIZABETH TENG LEARY, Ph.D, DABCC, has served as our Chief Scientific Officer since 2000, prior to which Dr. Leary was our Vice President of Laboratory Services from 1998. Dr. Leary co-founded Pacific Biometrics Inc., a Washington corporation (PBI-WA), in 1989 and from 1989 to 1998, she was Vice President and Director of the

Laboratory Division of PBI-WA. In l989, Dr. Leary also co-founded the Pacific Biometrics Research Foundation (PBRF), a non-profit corporation affiliated with us, and currently serves as the director of the CDC Cholesterol Reference Network Laboratory at PBRF (one of eleven such reference laboratories in the world). Prior to joining Pacific Biometrics, Dr. Leary served as a director of clinical chemistry and industry consultant for 13 years. She is a diplomat of the American Board of Clinical Chemistry. She is past chair of the Pacific Northwest chapter of American Association for Clinical Chemistry (AACC) and the Lipids and Vascular Disease Division of AACC, and past president of the North America Chinese Clinical Chemist Association. She has published over 80 articles in peer-reviewed journals and books and is a recipient of several grants and awards. Dr. Leary received her B.A. from the University of California at Berkeley and her Ph.D. in Biochemistry from Purdue University. She is a graduate of the post-doctoral training program in clinical chemistry at the University of Washington Department of Medicine.

MARIO R. EHLERS, M.D., PH.D., has served as our Chief Medical Officer since September 2002. From June 1998 to September 2002, Dr. Ehlers was the Vice President and Chief Medical Officer of Restoragen, Inc., a privately-held biotechnology company. Subsequently, in December 2002, Restoragen, Inc. filed for chapter 11 reorganization and bankruptcy protection. Prior to 1998, Dr. Ehlers has 11 years of experience in academic research. He was formerly chairman of an academic department at the University of Cape Town Medical School in South Africa and an instructor in biochemistry at Harvard Medical School. He is author to over 40 publications, two patents and two additional patent applications, with an international reputation in research on ACE and related proteases and in mycobacterial infectious diseases. Dr. Ehlers received both his MBChB (M.D. equivalent) and Ph.D. from the University of Cape Town in South Africa.

JOHN P. JENSEN has served as our Vice President of Finance and Controller since July 1, 2007 and as our Controller since May 2005. From May 2002 to March 2005, Mr. Jensen was Vice President, Operations for Utility, Inc., a privately-held manufacturing company. From June 2000 to March 2002, Mr. Jensen was Director of Operations for Seattle Lab, Inc., a wholly-owned subsidiary of BVRP, Inc., a French public company. Prior to 2000, Mr. Jensen has 22 years of experience in financial management in the manufacturing, professional service and retail medical supply sectors, holding senior management positions at Mountain Safety Research, Inc., a wholly owned subsidiary of REI, Inc., and Karr, Tuttle, Campbell, P.S. Mr. Jensen holds a B.B.A. with a Minor in Mathematics from Eastern Washington University.

MICHAEL P. MURPHY, PH.D., has served as our Senior Vice-President, Operations since May, 2005. From June 1999 to May 2005, Dr. Murphy served as Director, Laboratory Operations, Regional CMBP Account Executive, and Technical Director of Laboratory Corporation of America. He served as Director of Laboratory Services from 1998 -1999 at Pacific Biometrics, Inc. before returning to the commercial clinical diagnostic laboratory industry. From November 1993 through November 1997, Dr. Murphy was Technical Director for Laboratory Corporation of America. Prior to 1993 he served as Laboratory Director for Eastern Maine Medical Center and Director, Professional Services at Compulab Corporation. His experience includes various environments such as clinical diagnostic, commercial reference, and clinical trial and research laboratories. His areas of expertise include technical and administrative laboratory operations, method standardization and quality assurance, laboratory consultation and support, information systems and laboratory automation. Research and clinical areas of interest include diabetes, infectious diseases, cardiovascular and oncology testing. Dr. Murphy received his B.S. from Xavier University and Ph.D. from The Ohio State University. He is a Diplomat of the American Board of Clinical Chemistry.

TERRY M. GILES was elected to the Board of Directors in September 2003. Mr. Giles previously served on our Board of Directors from 1995 to 2001. Mr. Giles currently is in private law practice in California, and is also an adjunct professor with the Pepperdine University School of Law. Mr. Giles currently also serves as Chairman of Giles Enterprises, a private holding company for various business enterprises, as Chairman of the Board of Landmark Education Corporation, a private company providing seminars on personal growth and responsibility, as Chairman of Mission Control Productivity, Inc., a private company, and as the owner of GWE, LLC, a private company specializing in lender financing. Mr. Giles serves on the Pepperdine University Board of Regents and is a member of the Board of Visitors for the Pepperdine University School of Law. Mr. Giles also serves on the board of directors of The Terry M. Giles Foundation, a charitable foundation. Mr. Giles received his B.A. from California State University at Fullerton and his J.D. from Pepperdine University School of Law.

PAUL G. KANAN has served as a Director since July 1996, and previously served as President and Chief Executive Officer from October 1996 through August 2002. Mr. Kanan served as President and Chief Executive Officer of our wholly owned subsidiary, Pacific Biometrics, Inc., a Washington corporation, from October 1996 through August 2002, and as President and a director of BioQuant from October 1993 through August 2002. Since May 2001, Mr. Kanan has served as Vice President of Operations and Chief Financial Officer of Agensys, Inc., a biotechnology firm in California. Mr. Kanan is also an officer and director of CEO Advisors, a health care consulting firm that he co-founded in 1992. Mr. Kanan received his B.S.E. from the University of Michigan and an M.B.A. from Harvard University Graduate School of Business.

RICHARD W. PALFREYMAN became a Director on August 28, 2002, and currently serves on our Audit Committee and Compensation Committee. Mr. Palfreyman is currently the President, CEO and Director of the Relax the Back Corporation, serving since November 2001. Mr. Palfreyman's prior business positions include serving as President and Chief Executive Officer of BackSaver Acquisitions Corporation from November 2001 to October 2002, as Chief Operating Officer and Chief Financial Officer of Spafinder, Inc. from October 2000 to August 2001, as Chief Operating Officer of Spectra Entertainment Corporation from October 1996 to June 2000. He has also served as President and Chief Executive Officer of the Photo & Sound Corporation and as the Chief Financial Officer of ComputerLand Corporation. Mr. Palfreyman holds a B.S. in Economics and an M.B.A. from the University of Utah.

CURTIS J. SCHEEL became a Director on January 1, 2006, and currently serves on our Audit Committee and Compensation Committee. Mr. Scheel currently serves as the Chief Operating Officer of Ritz Camera Centers, serving since January 2003. Mr. Scheel's prior business positions include President and Chief Financial Officer of Cameraworld.com from December 1999 to May 2002 and Director of National Marketing, Technology Division, Deutsche Financial Services Corp. from July 1996 to December 1999. He has also served as Vice President and Chief Financial Officer at Artisoft, Inc. from September 1995 to June 1996 and Vice President and Treasurer at Microage, Inc. from September 1989 to 1995. Mr. Scheel holds a B.B.A. and an M.B.A. from the University of Wisconsin-Madison.

None of the persons specified above share any familial relationship. Other that the persons specified above, there are currently no significant employees expected to make a significant contribution to the business.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1933, as amended, requires our executive officers and directors, and persons who own more than 10% of our outstanding Common Stock, to file reports of ownership and change in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such ownership reports they file.

Based solely on our review of the copies of such reports we received, or written representations from certain reporting persons, we believe that, during the 2007 fiscal year, all such filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with, except that the following filings were not made on a timely basis: Terry Giles, one of our directors, filed a Form 4 reporting 5 late transactions.

CODE OF ETHICS

We have adopted a Code of Ethics applicable to our principal executive officer, principal financial officer, and other employees performing similar functions. We filed a copy of the Code of Ethics as an exhibit to our annual report on Form 10-KSB for the 2004 fiscal year, which may be accessed through the SEC's website at www.sec.gov.

AUDIT COMMITTEE

The Audit Committee assists the Board in fulfilling its responsibilities to provide oversight with respect to our financial statements and reports, our independent auditors, the system of internal controls and the audit process. Its primary duties include reviewing the results and scope of the audit and other services provided by our independent auditors, and reviewing and evaluating our internal control functions. The Audit Committee also has authority for selecting and engaging our independent auditors and approving their fees. During the 2007 fiscal year, the Audit Committee met 4 times.

The Audit Committee currently consists of two directors, Richard Palfreyman (Chairman) and Curtis J. Scheel. Mr. Palfreyman is financially literate, and the Board has determined that Mr. Palfreyman is qualified as an "audit committee financial expert" within the meaning of SEC regulations based on his accounting and related financial management expertise. In addition, Mr. Palfreyman and Mr. Scheel is each considered an "independent director" within the meaning of the listing standards of The NASDAQ Stock Market.

POLICY ON STOCKHOLDER NOMINATION OF DIRECTORS

There have been no material changes to the procedures by which stockholders may recommend nominees for election to our Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

The following table shows for each of the two fiscal years ended June 30, 2007 and 2006 , respectively, compensation awarded or paid to, or earned by, the following persons (collectively, the "NAMED EXECUTIVE OFFICERS"):

     o    Ronald R. Helm, our Chief Executive Officer and Chairman;
     o    Elizabeth T. Leary, Ph.D., our Chief Scientific Officer; and
     o    Mario R. Ehlers, Ph.D., our Chief Medical Officer.


                           SUMMARY COMPENSATION TABLE

                                                                       STOCK       ALL OTHER
                                              SALARY       BONUS       AWARDS        COMP.        TOTAL
NAME AND PRINCIPAL POSITION       YEAR         ($)          ($)         ($)           ($)           ($)
-------------------------------------------------------------------------------------------------------------
Ronald R. Helm (1)                2007      $233,000      $34,500     $396,000      $6,341(1)     $669,841
CHIEF EXECUTIVE OFFICER           2006       225,000       90,000          --        7,339         322,339
AND CHAIRMAN

Elizabeth T. Leary (2)            2007       184,458        4,750       17,820       6,736(2)      213,764
CHIEF SCIENTIFIC OFFICER          2006       190,000       53,468          --        4,874         248,342

Mario R. Ehlers (3)               2007       194,166        5,000       18,810       5,869(3)      223,845
CHIEF MEDICAL OFFICER             2006       192,667       38,585          --        8,557         240,068

(1) Mr. Helm became a Director, Chairman and Chief Executive Officer on August 28, 2002. The amounts listed under "All Other Compensation" in fiscal
     2007 include $1,959 in life insurance premiums paid by us for Mr. Helm's benefit and $4,640 in company-contributions for Mr. Helm's account in the 401(k) plan.
(2) Dr. Leary became Chief Scientific Officer in 2000. The amounts in the Bonus column in fiscal year 2007 consist of payouts under the employee bonus program. The amounts in the Bonus column in fiscal year 2006 consist of payouts under the senior manager and employee bonus programs $38,000 and sales commissions paid of $15,468. The amounts listed under "All Other Compensation" in fiscal 2007 include $1,959 of life insurance premiums paid by us for Dr. Leary's benefit and $5,035 in company-contributions for Dr. Leary's account in the 401(k) plan.

(3) Dr. Ehlers became Chief Medical Officer on September 30, 2002. The amounts listed under "All Other Compensation" in fiscal 2006 include $1,959 in life insurance premiums paid by us for Dr. Ehlers' benefit and $4,000 in company-contributions for Dr. Ehlers' account in the 401(k) plan.

NARRATIVE DISCUSSION OF SUMMARY COMPENSATION TABLE INFORMATION

The following provides a narrative discussion of the material factors which we believe are necessary to understand the information disclosed in the foregoing Summary Compensation Table. The following narrative disclosure is separated into sections, with a separate section for each of our Named Executive Officers.

RONALD R. HELM, CHIEF EXECUTIVE OFFICER AND CHAIRMAN

     CASH COMPENSATION. Mr. Helm was awarded total cash compensation for his services to us for fiscal 2007 in the amount of $267,500. Of this sum, $233,000 represents his base salary and $34,500 for cash bonuses. As of the 2007 fiscal year end, Mr. Helm's employment agreement was in process of renegotiation with the Compensation Committee of the Board of Directors. The base salary represents an adjustment to $240,000 from $225,000 in fiscal year 2006; due to the reduced revenue experienced in fiscal 2007, all senior managers including executive officers took a 10 percent pay cut effective March 15, 2007. The Compensation Committee plans to reevaluate Mr. Helm's base salary and long-term incentive awards on an annual basis.

     In determining Mr. Helm's base salary for the 2007 fiscal year, the Compensation Committee considered Mr. Helm's managerial and executive experience and the level of compensation paid to the highest paid executives at comparable public companies. The Committee also considered competitive trends, our overall financial performance and resources, our operational performance, general economic conditions as well as a number of factors relating to Mr. Helm, including the performance of Mr. Helm, and level of his experience, ability and knowledge of the job.

     LONG-TERM INCENTIVE AWARDS. On August 25, 2006, the Board awarded Mr. Helm 400,000 shares of restricted stock, at a market price of $.99 per share, fully vested on the date of the grant. In connection with the restricted stock award, Mr. Helm surrendered 160,000 stock options previously granted to him in fiscal 2005 (these options were not valued as compensation as the grant was made in fiscal 2005 under SFAS 123) to obtain 200,000, or half, of the restricted stock award.

     The amount included under the column "Stock Awards" in the Summary Compensation Table for Mr. Helm represents the dollar amount recognized as compensation expense with respect to the restricted stock award to Mr. Helm of $396,000, as reflected in our audited financial statements for the 2007 fiscal year in accordance with Statement of Financial Accounting Standards Statement No. 123(R), SHARE-BASED PAYMENT (SFAS No. 123(R)), disregarding, however, the estimate of forfeitures related to service-based vesting conditions included in such financial statements and required by SFAS No. 123(R).

     FRINGE BENEFITS AND PERQUISITES. During fiscal 2007, we provided fringe benefits to Mr. Helm in an amount of $6,341, related to short-term, long-term disability and life insurance and company match on our 401(k) plan.

     EMPLOYMENT AGREEMENT. On June 1, 2005, as amended August 30, 2006, we entered into an employment agreement with Ronald R. Helm. The employment agreement provides for a base salary of $240,000 per year, with potential bonuses of 20% in year one and 30% in year two based on criteria determined by our board of directors. For the 2006 fiscal year, we paid to Mr. Helm bonuses for achievement of certain performance milestones: (a) 2.5% bonus paid quarterly upon achievement of revenue targets of $2,500,000 for each fiscal quarter; (b) 10% bonus paid upon achievement of a positive operating income and backlog targets; (c) 10% bonus paid upon closing of the PIPE financing in April 2006; and (d) 10% bonus paid upon achievement of overall company performance targets of $10,000,000 in revenue and backlog targets.

     Pursuant to the amendment in August 2006, Mr. Helm agreed to surrender all of his stock options specified in the original employment agreement in exchange for an award of 200,000 shares of restricted common stock. In addition, Mr. Helm received 200,000 additional shares of restricted stock for meeting fiscal 2006 performance milestones of $10,000,000 in revenue and backlog targets.

     The term of the employment agreement continues through June 30, 2008, renewable upon mutual agreement of us and Mr. Helm. If we terminate the employment agreement without cause, Mr. Helm will be entitled to receive the unpaid salary and vacation for the remaining term of the agreement, plus any bonus earned as of the date of termination. In the event our company is sold, is the non-surviving party in a merger or completes a sale of substantially all its assets, Mr. Helm will be entitled to receive an amount equal to two times his base annual salary, less any money that he receives from the buyer or surviving entity. Mr. Helm may terminate the agreement upon 30 days' notice.

ELIZABETH T. LEARY, CHIEF SCIENTIFIC OFFICER

     CASH COMPENSATION. Dr. Leary was awarded total cash compensation for her services to us for fiscal 2007 in the amount of $189,208. Of this sum, $184,458 represents her base salary and $4,750 for cash bonuses. The base salary represents an adjustment to $184,458 from $190,000; due to the reduced revenue experienced in fiscal 2007, all senior managers including executive officers took a 10 percent pay cut effective March 15, 2007. The Compensation Committee plans to reevaluate Dr. Leary's base salary and long-term incentive awards on an annual basis.

     In determining Dr. Leary's base salary for the fiscal year 2007, the Compensation Committee considered Dr. Leary's managerial and executive experience and the level of compensation paid to the highest paid executives at comparable public companies. The Committee also considered competitive trends, our overall financial performance and resources, our operational performance, general economic conditions as well as a number of factors relating to Dr. Leary, including the performance of Dr. Leary, and level of her experience, ability and knowledge of the job.

     LONG-TERM INCENTIVE AWARDS. On August 25, 2006, the Board awarded Dr. Leary 18,000 shares of restricted stock, at a market price of $.99 per share, fully vested on the date of the grant.

     The amount included under the column "Stock Awards" in the Summary Compensation Table for Dr. Leary represents the dollar amount recognized as compensation expense with respect to the restricted stock award to Dr. Leary of $17,820, as reflected in our audited financial statements for the 2007 fiscal year in accordance with Statement of Financial Accounting Standards Statement No. 123(R), SHARE-BASED PAYMENT (SFAS No. 123(R)), disregarding, however, the estimate of forfeitures related to service-based vesting conditions included in such financial statements and required by SFAS No. 123(R).

     FRINGE BENEFITS AND PERQUISITES. During fiscal 2007, we provided fringe benefits to Dr. Leary in an amount of $6,736, related to short-term, long-term disability and life insurance and company match on our 401(k) plan.

     EMPLOYMENT AGREEMENT. As of the 2007 fiscal year end the employment agreement from 2004 with Dr. Leary remained in force. It specifies a base salary of $190,000 per year, with potential bonuses of 2.5% paid quarterly and 10% annual bonus based on criteria determined by our board of directors. For the 2006 fiscal year, we paid to Dr. Leary bonuses for achievement of certain performance milestones: (a) 2.5% bonus paid quarterly upon achievement of revenue targets of $2,500,000 for each fiscal quarter; (b) 10% bonus paid upon achievement of revenue and backlog targets.

MARIO R. EHLERS, CHIEF MEDICAL OFFICER

     CASH COMPENSATION. Dr. Ehlers was awarded total cash compensation for his services to us for fiscal 2007 in the amount of $199,166. Of this sum, $194,166 represents his base salary and $5,000 for cash bonuses. The base salary represents an adjustment to $194,199 from $200,000; due to the reduced revenue experienced in fiscal 2007, all senior managers including executive officers took a 10 percent pay cut effective March 15, 2007. The Compensation Committee plans to reevaluate Dr. Ehlers's base salary and long-term incentive awards on an annual basis.

     In determining Dr. Ehlers's base salary for the 2007 fiscal year, the Compensation Committee considered Dr. Ehlers's managerial and executive experience and the level of compensation paid to the highest paid executives at comparable public companies. The Committee also considered competitive trends, our overall financial performance and resources, our operational performance, general economic conditions as well as a number of factors relating to Dr. Ehlers, including the performance of Dr. Ehlers, and level of his experience, ability and knowledge of the job.

     LONG-TERM INCENTIVE AWARDS. On August 25, 2006, the Board awarded Dr. Ehlers 19,000 shares of restricted stock, at a market price of $.99 per share, fully vested on the date of the grant.

     The amount included under the column "Stock Awards" in the Summary Compensation Table for Dr. Ehlers represents the dollar amount recognized as compensation expense with respect to the restricted stock award to Dr. Ehlers of $18,810, as reflected in our audited financial statements for the 2007 fiscal year in accordance with Statement of Financial Accounting Standards Statement No. 123(R), SHARE-BASED PAYMENT (SFAS No. 123(R)), disregarding, however, the estimate of forfeitures related to service-based vesting conditions included in such financial statements and required by SFAS No. 123(R).

     FRINGE BENEFITS AND PERQUISITES. During fiscal 2007, we provided fringe benefits to Dr. Ehlers in an amount of $5,869, related to short-term, long-term disability and life insurance and company match on our 401(k) plan.

     EMPLOYMENT AGREEMENT. As of the 2007 fiscal year end, we did not have a written employment agreement with Dr. Ehlers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table presents information about unexercised stock options held by each of the Named Executive Officers as of June 30, 2007. As of the end of the 2007 fiscal year, none of the Named Executive Officers held any stock awards that had not vested.

                                               OPTION AWARDS
                   -----------------------------------------------------------------------
                                                      EQUITY
                                                    INCENTIVE
                                                    PLAN AWARDS:
                    NUMBER OF        NUMBER OF      NUMBER OF
                    SECURITIES       SECURITIES     SECURITIES
                    UNDERLYING      UNDERLYING      UNDERLYING
                    UNEXERCISED      UNEXERCISED    UNEXERCISED     OPTION       OPTION
                      OPTIONS         OPTIONS        UNEARNED      EXERCISE    EXPIRATION
NAME                EXERCISABLE    UNEXERCISABLE      OPTIONS       PRICE         DATE
------------------------------------------------------------------------------------------
                       (#)              (#)             (#)          ($)
Ronald R. Helm        340,000            --              --         $0.81      01/30/2014
                        4,049            --              --          0.81      01/30/2014
Elizabeth T. Leary     21,922            --              --          0.51      08/27/2012
                      157,887            --              --          0.81      01/30/2014
Mario R. Ehlers       117,391            --              --          0.81      01/30/2014
                        3,787            --              --          0.81      01/30/2014

POTENTIAL PAYMENTS UPON RESIGNATION, RETIREMENT, OR CHANGE OF CONTROL

Other than an employment agreement with Mr. Helm (as described above), we do not have any plans or agreements that are specific and unique to executive officers regarding termination of employment or a change of control of the company. However, our 2005 Stock Incentive Plan provides for accelerated vesting of all unvested stock options and unvested stock awards upon a change of control (as defined in the plan), irrespective of the scheduled vesting date for these awards.

COMPENSATION OF DIRECTORS

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board. The following table presents information about compensation paid to our non-employees directors during fiscal 2007.

                           DIRECTOR COMPENSATION TABLE

                     FEES EARNED OR
    NAME              PAID IN CASH     STOCK AWARDS    OPTION AWARDS    TOTAL
--------------------------------------------------------------------------------
                          ($)              ($)              ($)          ($)
--------------------------------------------------------------------------------

Terry M. Giles         $ 25,000         $12,375(1)         -(1)        $37,375

Paul G. Kanan            25,000          12,375(2)         -(2)         37,375

Richard W. Palfreyman    32,625          12,375(3)         -(3)         45,000

Curtis J. Scheel         32,625          12,375(4)         -(4)         45,000

--------------
(1) Mr. Giles held an aggregate of 12,500 stock awards and 25,000 stock options at the end of fiscal 2007.
(2) Mr. Kanan held an aggregate of 12,500 stock awards and 178,245 stock options at the end of fiscal 2007.
(3) Mr. Palfreyman held an aggregate of 12,500 stock awards and 76,761 stock options at the end of fiscal 2007.
(4) Mr. Scheel held an aggregate of 12,500 stock awards and 25,000 stock options at the end of fiscal 2007.

NARRATIVE TO DIRECTOR COMPENSATION TABLE

The Board grants directors an honorarium of $3,750 per meeting attended. In addition, Committee members receive $625 and Committee Chair receives $1,250 per meeting attended. The Chairman as an employee does not receive cash compensation for his board services. Each non-employee director received a discretionary bonus of $10,000 during fiscal 2007 based on the company's performance in fiscal 2006.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL STOCKHOLDERS

The following table sets forth as of September 28, 2007, certain information regarding the beneficial ownership of our common stock by the following persons or groups:

     o each person who, to our knowledge, beneficially owns more than 5% of our common stock;
     o each Named Executive Officer identified in the Executive Compensation table above;
     o    each of our current directors, and
     o    all of our directors and executive officers as a group.

As of September 28, 2007, there were issued and outstanding 18,720,147 shares of common stock.

                                         BENEFICIAL OWNERSHIP OF COMMON STOCK(2)
                                         ---------------------------------------
          NAME AND ADDRESS(1)              NO. OF SHARES             PERCENT
--------------------------------------------------------------------------------
 OFFICERS AND DIRECTORS:
 Mario Ehlers, M.D., Ph.D..............        140,178       (3)        **
 Terry M. Giles........................         37,500       (4)        **
 Ronald R. Helm........................        947,049       (5)       4.9%
 Paul G. Kanan.........................        279,269       (6)        1.5
 Elizabeth T. Leary, Ph.D..............        241,207       (7)        1.3
 Richard W. Palfreyman ................         84,261       (8)        **
 Curtis J. Scheel .....................         37,500       (9)        **
 All current directors and executive
 officers as a group (9 persons).......      1,766,964       (10)       9.0

 5% OWNERS:
 Saigene Corporation ..................      2,537,057       (11)      13.6
 2201 34th Avenue NW, Suite C
 Gig Harbor, WA  98335
 EFG Bank S.A..........................      1,491,907                  8.0
 24 Quai du Seujet
 1211 Geneva 2, Switzerland
 Anthony Silverman.....................      1,126,600       (12)       6.0
 2747 Paradise Road, #903
 Las Vegas, NV 89109

------------------
**Less than one percent

(1) Except as otherwise noted, the address of each of these stockholders is c/o Pacific Biometrics, Inc., 220 West Harrison Street, Seattle, WA 98119.
(2) This table is based upon information supplied by executive officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, to our knowledge, each of the stockholders named in this table has sole voting and investment power with respect to the common stock shown as beneficially owned.
(3) Includes 121,178 shares of common stock subject to outstanding stock options held by Dr. Ehlers that are exercisable within 60 days of September 28, 2007 ("Vested Options").
(4) Includes 25,000 shares of common stock subject to Vested Options held by Mr. Giles.
(5) Includes 344,049 shares of common stock subject to Vested Options held by Mr. Helm.
(6) Includes 88,524 shares of common stock held by the Kanan Living Trust dated May 15, 1990, of which Mr. Kanan is a co-trustee with his wife. Also includes 177,424 shares of common stock subject to Vested Options held by Mr. Kanan.
(7) Includes 179,809 shares of common stock subject to Vested Options held by Dr. Leary.
(8) Consists of 71,761 shares of common stock subject to Vested Options held by Mr. Palfreyman.
(9) Consists of 25,000 shares of common stock subject to Vested Options held by Mr. Scheel.
(10) Consists of Ronald R. Helm, Paul G. Kanan, Terry M. Giles, Richard W. Palfreyman, Curtis J. Scheel, Dr. Elizabeth T. Leary, Dr. Mario Ehlers, John P. Jensen and Michael Murphy. Includes an aggregate 945,042 shares of common stock subject to Vested Options held by such persons.
(11) Includes an aggregate of 1,036,693 shares of common stock held of record by third parties, but over which Saigene has voting power pursuant to irrevocable proxies granted by such third parties. Also includes 1,350,000 shares of common stock pledged to certain third parties to secure debt obligations of Saigene, but over which Saigene currently retains voting power.
(12) Includes 170,000 shares of common stock held by Katsinam Partners, LP, of which Mr. Silverman is the general partner.

EQUITY COMPENSATION PLAN INFORMATION

     The following table gives information as of June 30, 2007, regarding our common stock that may be issued upon the exercise of options, warrants and other rights under our equity compensation plans. See also "Notes 12 and 13 to Consolidated Financial Statements" to our Consolidated Financial Statements for the fiscal year ended June 30, 2007 included in this report.

                                                 (A)
                                             No. of Shares                  (B)                       (C)
                                             to be Issued            Weighted Average       No. of Shares Available
                                           Upon Exercise of          Exercise Price of        for Future Issuance,
                                         Outstanding Options,      Outstanding Options,       excluding securities
Plan Category                            Warrants and Rights        Warrants and Rights      reflected in Column(a)
-------------                            -------------------        -------------------      ----------------------
Equity Compensation Plans Approved
by Stockholders (1)                            1,353,907                   $0.79                    446,093
Equity Compensation Plans Approved               673,479                   $0.99                  2,326,521
by Stockholders (2)

Equity Compensation Plans Not
Approved by Stockholders                       4,390,372                   $1.23                          -
   TOTAL                                       6,417,759                   $1.11                  2,772,614

--------------
(1)  Consists solely of the Pacific Biometrics, Inc. 1996 Stock Incentive Plan.
(2)  Consists solely of the Pacific Biometrics, Inc. 2005 Stock Incentive Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain information called for by Part III, Item 12, will be included in our proxy statement relating to our 2007 annual meeting of stockholders, and is incorporated here by reference.


ITEM 13. EXHIBITS.

EXHIBIT
  NO.                                     DESCRIPTION
-------             ------------------------------------------------------------
  3.1        (1)    Amended and Restated Certificate of Incorporation of the
                    Company, as amended - includes (a) Amended and Restated
                    Certificate of Incorporation dated July 9, 1996, (b)
                    Certificate of Amendment to Certificate of Designation for
                    Series A Convertible Preferred Stock, dated as of August 28,
                    2002, (c) Certificate of Amendment to Restated Certificate
                    of Incorporation, dated February 14, 2003, and (d)
                    Certificate of Designation for Series B Convertible
                    Preferred Stock, dated as of March 6, 2003
  3.2        (2)    Amended and Restated By-Laws of the Company
  4.1        (2)    Specimen Stock Certificate
  10.1A      (3)    1996 Stock Incentive Plan, as amended
  10.1B      (11)   Form of stock option agreement (for employees and officers)
                    under 1996 Stock Incentive Plan
  10.1C      (11)   Form of stock option agreement (for directors) under 1996
                    Stock Incentive Plan
  10.2A      (16)   2005 Stock Incentive Plan
  10.2B      (20)   Form of stock option agreement under 2005 Stock Incentive
                    Plan
  10.2C      (20)   Form of restricted stock award agreement under 2005 Stock
                    Incentive Plan
  10.3A      (15)   Executive Employment Agreement, dated June 1, 2006, between
                    Pacific Biometrics, Inc. and Ronald R. Helm
  10.3B      (17)   First Amendment to Executive Employment Agreement, between
                    Pacific Biometrics, Inc. and Ronald R. Helm
  10.4++     (12)   Employment Agreement, dated October 1, 2004, by and between the Company and Dr. Elizabeth Leary
  10.5A      (4)    Office Lease, dated April 23, 1997, between Tom Kane and
                    Elsa Kane and the Company
  10.5B      **     First Amendment to Office Lease, dated January 20, 1998
  10.5C      **     Second Amendment to Office Lease, dated April 20, 2007
  10.6       (5)    Asset Purchase Agreement, dated as of June 27, 2002, among the Company, PBI-WA and Saigene Corporation

  10.7       (6)    Amendment Number One to Asset Purchase Agreement, dated as of August 28, 2002, among the Company, Saigene Corporation, and PBI-WA
  10.8       (3)    Option Agreement, dated August 28, 2002, between the Company and Saigene Corporation
  10.9       (10)   Common Stock Purchase Warrant issued by the Company in favor of Source Capital Group, Inc.
  10.10      (7)    Amended and Restated Financing Agreement, dated as of
                    October 1, 2002, among the Company, Transamerica Technology
                    Finance Corporation, successor in interest to Transamerica
                    Business Credit Corporation, and Saigene Corporation
  10.11      (7)    Restructure Agreement, dated as of October 1, 2002, among
                    the Company, Transamerica Technology Finance Corporation,
                    successor in interest to Transamerica Business Credit
                    Corporation, and Saigene Corporation
  10.12      (7)    Amendment to Warrant Agreements, dated as of October 1,
                    2002, among the Company, Transamerica Technology Finance
                    Corporation, successor in interest to Transamerica Business
                    Credit Corporation, and Saigene Corporation
  10.13      (7)    Investment Agreement, dated as of December 19, 2002, between
                    Saigene Corporation and the Company
  10.14      (8)    Securities Purchase Agreement, dated May 28, 2004 between
                    the Company and Laurus Master Fund, Ltd.
  10.15      (8)    $2.5 Million Secured Convertible Term Note, dated May 28,
                    2004, made by the Company in favor of Laurus Master Fund,
                    Ltd.
  10.16      (8)    Master Security Agreement dated May 28, 2004, among the
                    Company, BioQuant, Inc., Pacific Biometrics, Inc., a
                    Washington corporation, PBI Technology, Inc., and Laurus
                    Master Fund, Ltd.
  10.17      (8)    Registration Rights Agreement, dated May 28, 2004, between the Company and Laurus Master Fund, Ltd.
  10.18      (8)    Common Stock Purchase Warrant, dated May 28, 2004, issued by the Company in favor of Laurus Master Fund, Ltd. for 681,818 shares of common stock.
  10.19      (8)    Subsidiary Guaranty dated May 28, 2004, among Pacific
                    Biometrics, Inc., a Washington corporation, BioQuant, Inc., and PBI Technology, Inc.
  10.20      (8)    Stock Pledge Agreement dated May 28, 2004, between the
                    Company and Laurus Master Fund, Ltd.
  10.21      (13)   Amendment No. 1 and Waiver, dated January 31, 2005, between the Company and Laurus Master Fund, Ltd.
  10.22      (13)   Amendment No. 2, dated January 31, 2005, among the Company,
                    Pacific Biometrics, Inc., a Washington corporation,
                    BioQuant, Inc., PBI Technology, Inc. and Laurus Master Fund,
                    Ltd.
  10.23      (13)   Securities Purchase Agreement, dated January 31, 2005
                    between the Company and Laurus Master Fund, Ltd.
  10.24      (13)   $1.5 Million Secured Convertible Term Note, dated January
                    31, 2005, made by the Company in favor of Laurus Master
                    Fund, Ltd.
  10.25      (13)   Registration Rights Agreement, dated January 31, 2005,
                    between the Company and Laurus Master Fund, Ltd.
  10.26      (13)   Common Stock Purchase Warrant, dated January 31, 2005,
                    issued by the Company in favor of Laurus Master Fund, Ltd.
                    for 326,087 shares of common stock.
  10.27      (14)   Amendment No. 1, dated May 6, 2005, between Pacific
                    Biometrics, Inc. and Laurus Master Fund, Ltd.
  10.28      (14)   Amendment No. 2, dated May 6, 2005, between Pacific
                    Biometrics, Inc. and Laurus Master Fund, Ltd.
  10.29      (14)   Common Stock Purchase Warrant, dated May 6, 2005, issued by
                    Pacific Biometrics, Inc. in favor of Laurus Master Fund,
                    Ltd. for 1,000,000 shares of common stock.
  10.30      (18)   Loan and Security Agreement, dated November 3, 2005, between
                    Pacific Biometrics, Inc. and Franklin Funding, Inc.
  10.31      (19)   Form of Unit Subscription Agreement for March 2006 private placement
  10.32      (19)   Form of Common Stock Purchase Warrant for March 2006 private placement
  14.1       (11)   Code of Ethics for Financial Officers
  21.1       (9)    Subsidiaries of Pacific Biometrics, Inc.
  23.1       **     Consent of Williams & Webster P.S.

  23.2       **     Consent of PMB Helin Donovan, LLP
  31.1       **     Certification by Ronald R. Helm, Chief Executive Officer
  31.2       **     Certification by John P. Jensen, Vice President of Finance
                    and Controller
  32.1       **     Certification by Ronald R. Helm, Chief Executive Officer and
                    John P. Jensen, Vice President of Finance and Controller, of
                    Pacific Biometrics, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------
**   Filed herewith

++ Portions of the marked exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.

(1) Incorporated by reference to Exhibits of Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, filed on May 15, 2003.
(2) Incorporated by reference to Exhibits of Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, Registration No. 333-11551, filed on October 11, 1996.
(3) Incorporated by reference to Exhibits of Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed on September 29, 2003.
(4) Incorporated by reference to Exhibits of Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, filed on September 29, 1997.
(5) Incorporated by reference to Exhibits of Registrant's Current Report on Form 8-K filed on July 3, 2002.
(6) Incorporated by reference to Exhibits of Registrant's Current Report on Form 8-K filed on September 6, 2002.
(7) Incorporated by reference to Exhibits of Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002, filed on February 14, 2003.
(8) Incorporated by reference to Exhibits of Registrant's Current Report on Form 8-K filed on June 7, 2004.
(9) Incorporated by reference to Exhibits of Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, filed on May 14, 2004.
(10) Incorporated by reference to Exhibits of Registrant's Registration Statement on Form SB-2, Registration No. 333-116968, filed on June 29, 2004.
(11) Incorporated by reference to Exhibits of Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, filed on September 23, 2004.
(12) Incorporated by reference to Exhibits of Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, filed on November 15, 2004.
(13) Incorporated by reference to Exhibits of Registrant's Current Report on Form 8-K filed on February 1, 2006.
(14) Incorporated by reference to Exhibit of Registrant's Current Report on Form 8-K filed on May 10, 2005.
(15) Incorporated by reference to Exhibit of Registrant's Current Report on Form 8-K filed on June 7, 2005.
(16) Incorporated by reference to Appendix A of Registrant's Definitive Proxy Statement on Schedule 14A filed on October 25, 2005.
(17) Incorporated by reference to Exhibit of Registrant's Current Report on Form 8-K filed on September 5, 2006.
(18) Incorporated by reference to Exhibit of Registrant's Current Report on Form 8-K filed on November 7, 2005.
(19) Incorporated by reference to Exhibit of Registrant's Current Report on Form 8-K filed on March 13, 2006.
(20) Incorporated by reference to Exhibits of Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, filed on October 3, 2006.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Part III, Item 14, will be included in our proxy statement relating to our 2007 annual meeting of stockholders, and is incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 5, 2007.

                                       PACIFIC BIOMETRICS, INC.



                                       By: /s/ Ronald R. Helm
                                           ---------------------------
                                           Ronald R. Helm
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                       CAPACITIES                     DATE


/s/ Ronald R. Helm             Chief Executive Officer,          October 5, 2007
--------------------------     President, and Director
Ronald R. Helm                 (PRINCIPAL EXECUTIVE OFFICER)


/s/ John P. Jensen             Vice President of Finance         October 5, 2007
--------------------------     and Controller (PRINCIPAL
John P. Jensen                 FINANCIAL OFFICER AND
                               PRINCIPAL ACCOUNTING OFFICER)


/s/ Terry M. Giles             Director                          October 5, 2007
--------------------------
Terry M. Giles


/s/ Paul G. Kanan              Director                          October 5, 2007
--------------------------
Paul G. Kanan


/s/ Richard W. Palfreyman      Director                          October 5, 2007
--------------------------
Richard W. Palfreyman


/s/ Curtis J. Scheel           Director                          October 5, 2007
--------------------------
Curtis J. Scheel

                            PACIFIC BIOMETRICS, INC.

                            Form 10-KSB Annual Report




                   Index to Consolidated Financial Statements



                                                                            Page
                                                                            ----


Report of Independent Registered Public Accounting Firm                      F-2

Report of Independent Registered Public Accounting Firm                      F-3

Consolidated Financial Statements:

     Consolidated Balance Sheets as of June 30, 2007 and 2006                F-4

     Consolidated Statements of Operations for the years ended
     June 30, 2007 and 2006                                                  F-5

     Consolidated Statements of Cash Flows for the years ended
     June 30, 2007 and 2006                                                  F-6

     Consolidated Statement of Stockholders' Equity for the
     years ended June 30, 2007 and 2006                                      F-7

     Notes to Consolidated Financial Statements                              F-8

                             PMP Helin Donovan, LLP
               Certified Public Accountants & Business Consultants
--------------------------------------------------------------------------------

Pacific Biometrics, Inc.
Seattle, WA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying balance sheets of Pacific Biometrics, Inc. as of June 30, 2007 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Biometrics, Inc. as of June 30, 2007 and the results of its operations, stockholders' equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ PMB Helin Donovan LLP

PMB Helin Donovan LLP
Certified Public Accountants
San Francisco, California
September 20, 2007



                              50 Francisco Street,
                        Suite 120 San Francisco, CA 94133
             Phone (415) 399-1330- Fax (415) 399-9212- www.pmbhd.com

                            Williams & Webster, P.S.
               Certified Public Accountants & Business Consultants
--------------------------------------------------------------------------------

Pacific Biometrics, Inc.
Seattle, WA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying balance sheet of Pacific Biometrics, Inc. as of 2006, and the related statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Biometrics, Inc. as of June 30, 2006 and the results of its operations, stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
September 30, 2006




      Members of Private Companies Practice Section, SEC Practice Section,
                                 AICPA and WSCPA
               Bank of America Financial Center - 601 W Riverside,
                         Suite 1940 - Spokane, WA 99201
      Phone (509) 838-5111 - Fax (509) 838-5114 - www.williams-webster.com

                            PACIFIC BIOMETRICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,


                                     ASSETS                                       2007            2006
                                                                              ------------    ------------
Current assets:
    Cash and cash equivalents                                                 $  4,219,926    $  5,497,737
    Accounts receivable, net                                                     1,659,483       1,977,589
    Other receivables                                                              261,753         258,263
    Inventory                                                                      163,965              --
    Prepaid expenses and other assets                                              104,825         363,966
    Deferred financing cost on secured convertible note - current portion          107,170         107,170
                                                                              ------------    ------------
          Total current assets                                                   6,517,122       8,204,725

Property and equipment, net                                                        835,934         693,231

Other assets:
    Deferred financing cost on secured convertible note - long-term portion         18,447         125,617
                                                                              ------------    ------------
          Total assets                                                        $  7,371,503    $  9,023,573
                                                                              ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                          $    482,058    $    549,517
    Accrued liabilities                                                            478,794         499,858
    Advances from customers                                                      1,093,776         966,573
    Capital lease obligation - current portion                                      58,841          51,994
    Secured convertible note - current portion, net of unaccreted fair value assigned to conversion feature and warrants of $761,907 and
      $1,684,210 respectively                                                    1,604,761       1,641,590
    Embedded derivative liability - current  portion                             1,047,492       1,391,463
    Freestanding derivative liability relating to secured convertible
      note - current portion                                                       811,536       1,161,770
    Other notes payable - current portion                                          113,339          38,148
                                                                              ------------    ------------
          Total current liabilities                                              5,690,597       6,300,913

Capital lease obligations - long - term portion                                     65,619          56,500
Other notes payable - long - term portion                                          102,467         310,938
                                                                              ------------    ------------
          Total liabilities                                                      5,858,683       6,668,351
                                                                              ------------    ------------

Stockholders' equity:
    Preferred stock, Series A convertible $0.01 par value, 5,000,000 shares
      authorized, 0 shares issued and outstanding for  2007and 2006                     --              --
    Common stock, $0.01 par value, 30,000,000 shares authorized, 18,720,147
      and 18,336,884 shares issued and outstanding, respectively                   360,803         355,098
    Additional paid-in capital                                                  28,288,347      27,921,488
    Accumulated deficit                                                        (27,133,035)    (25,919,941)
    Treasury stock                                                                  (3,295)         (1,423)
                                                                              ------------    ------------
          Total stockholders' equity                                             1,512,820       2,355,222
                                                                              ------------    ------------

          Total liabilities and stockholders' equity                          $  7,371,503    $  9,023,573
                                                                              ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEARS ENDED JUNE 30,

                                                                                    2007            2006
                                                                                ------------    ------------
Revenues                                                                        $  8,480,330    $ 10,750,023
                                                                                ------------    ------------

Laboratory expenses and cost of sales                                              5,153,039       5,161,011
                                                                                ------------    ------------
          Gross Profit                                                             3,327,291       5,589,012
                                                                                ------------    ------------

Operating expenses:
    Research and product development                                                      --          46,283
    Selling, general and administrative                                            3,892,054       3,696,284
                                                                                ------------    ------------

Operating income (loss)                                                             (564,763)      1,846,445
                                                                                ------------    ------------

Other income (expense):
    Interest expense                                                                (376,927)       (402,072)
    Interest expense from accretion of conversion feature and warrants -
      secured convertible debt                                                      (886,304)       (771,429)
    Gain on adjustment of embedded and freestanding derivatives to fair value        694,205         298,616
    Amortization of deferred financing costs - secured convertible debt             (107,170)       (107,170)
    Interest income                                                                   88,343          18,275
    Other income                                                                       1,346         321,378
    Warrant expense for equipment lease and financing                                (11,820)     (1,024,940)
    Other expense                                                                    (50,000)             --
                                                                                ------------    ------------
                          Total other income (expense)                              (648,327)     (1,667,342)

Net earnings (loss) before tax expense                                            (1,213,090)        179,103
                                                                                ------------    ------------

Tax expense                                                                               --              --

Net earnings (loss)                                                             $ (1,213,090)   $    179,103
                                                                                ============    ============

Net earnings (loss) per share:
    Basic earnings (loss) per share                                             $      (0.06)   $       0.01
                                                                                ============    ============
    Diluted earnings (loss) per share                                           $      (0.06)   $       0.01
                                                                                ============    ============

Weighted average common shares outstanding:
    Basic                                                                         18,720,147      13,295,169
                                                                                ============    ============
    Diluted                                                                       18,720,147      16,245,998
                                                                                ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Years Ended June 30,

                                                                                                           2007            2006
                                                                                                       ------------    ------------
Cash flows from operating activities:
    Net earnings (loss)                                                                                $ (1,213,090)   $    179,103

    Reconciliation of net earnings (loss) to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                                                         290,222         256,889
      Accretion of fair value assigned to conversion feature and warrants                                   886,303         771,429
      Amortization of deferred financing costs on  secured convertible note                                 107,170         107,170
      Bad Debt Expense                                                                                       23,909              --
      Gain from embedded and freestanding derivative liabilities relating to secured convertible note      (694,205)       (298,616)
      Warrant expense for equipment lease and financing                                                      11,820       1,024,940
      Compensation expense (income) from restricted shares and options                                      560,415             944
      Changes in assets and liabilities:
      ----------------------------------
          Accounts receivable                                                                               294,197      (1,369,722)
          Other receivable                                                                                   (3,490)       (256,243)
          Inventory                                                                                        (163,965)             --
          Prepaid expenses and other assets                                                                  25,664         231,645
          Advances from customers                                                                           127,203         269,012
          Accounts payable                                                                                  (67,459)        111,175
          Accrued liabilities                                                                               (21,064)       (346,409)
                                                                                                       ------------    ------------
          Net cash  provided by operating activities                                                        163,629         681,317
                                                                                                       ------------    ------------

Cash flows from investing activities:
    Purchases of capital equipment                                                                         (127,458)       (512,684)
    Acquisition of Company common stock                                                                    (201,544)             --
                                                                                                       ------------    ------------
          Net cash used in investing activities                                                            (329,002)       (512,684)
                                                                                                       ------------    ------------

Cash flows from financing activities:
    Payments on notes payable                                                                            (1,056,414)       (370,492)
    Net proceeds from loan and security agreement                                                                --         350,000
    Payments on capital lease obligations                                                                   (56,024)        (51,993)
    Net proceeds from private placement of common stock                                                          --       3,963,045
                                                                                                       ------------    ------------
          Net cash provided by (used in) financing activities                                            (1,112,438)      3,890,560
                                                                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents                                                     (1,277,811)      4,059,193
Cash and cash equivalents, beginning of period                                                            5,497,737       1,438,543
                                                                                                       ------------    ------------

Cash and cash equivalents, end of period                                                               $  4,219,926    $  5,497,737
                                                                                                       ============    ============

Supplemental Information:
Cash paid during the period for interest                                                               $    362,797    $    408,311
Cash paid during the period for income taxes                                                           $         --    $         --

Non-cash investing and financing activities:
    Cashless exercise of stock options and warrants                                                    $        272    $      1,022
    Warrants issued in consideration of issuance costs for private placement                           $         --    $    300,154
    Warrants issued to private placement investors                                                     $         --    $    599,149
    Warrants issued in conjuction with equipment financing                                             $         --    $     34,723
    Common stock issued upon conversion of principal on Laurus convertible note                        $         --    $    646,600

                   The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         Series A Preferred
                               Stock                 Common Stock                     Additional                        Total
                       ----------------------   ---------------------   Treasury        Paid-in       Accumulated    Stockholders'
                         Shares       Amount      Shares      Amount      Stock         Capital         Deficit         Equity
                       ----------   ---------   ----------   --------   ---------    ------------    ------------    ------------
Balance June 30, 2005   1,550,000   $  15,500   13,325,705   $304,985   $  (1,423)   $ 22,326,406    $(26,099,044)   $ (3,453,577)

Warrants issued in
  conjunction with
  private placement
  of common stock              --          --           --         --          --         978,137              --         978,137
Fair value of
  warrants issued to
  lender in
  conjunction  with
  non-revolving line
  of credit                    --          --           --         --          --           7,142              --           7,142
Fair value adjustment
  to stock options             --          --           --         --          --             (79)             --             (79)
Common stock issued
  to Laurus Master
  Funds for note
  payment                      --          --      610,000      6,100                     640,500              --         646,600
Fair value of
  warrants issued to
  placement agent -
  Laurus Master Funds
  note payment                 --          --           --         --          --          39,661              --          39,661
Common stock issued
  to investors -
  private placement
  of common stock
  and warrants                 --          --    3,185,231     31,853          --       3,931,192              --       3,963,045
Cancellation of
  common stock
  released from
  escrow, previously
  held in trust as
  security for note
  payable
                               --          --     (583,333)    (5,833)         --              --              --          (5,833)
Common stock issued
  for conversion of
  preferred Series A
  shares                       --          --    1,791,907     17,919          --         (17,919)             --              --
Preferred Series A
  shares converted
  into common stock    (1,550,000)    (15,500)          --         --          --          15,500              --              --
Stock options
  exercised -
  cashless exercise            --          --        7,374         74          --             948              --           1,022
Net income for year
  ended June 30, 2006          --          --           --         --          --              --         179,103         179,103
                       ----------   ---------   ----------   --------   ---------    ------------    ------------    ------------
Balance June 30, 2006          --          --   18,336,884    355,098      (1,423)     27,921,488     (25,919,941)      2,355,221
Cashless exercise of
  stock options and
  warrants                     --          --       27,229        272          --            (272)             --              --
Warrants issued for
  equipment leasing            --          --           --         --          --          11,820              --          11,820
Restricted shares
  issued                       --          --      543,234      5,433          --         532,369              --         537,802
Stock options issued
  - compensation
  expense                      --          --           --         --          --          22,615              --          22,615
Common stock
  purchased                    --          --     (187,200)        --      (1,872)       (199,672)             --        (201,544)
Net loss for year
  ended June 30, 2007          --          --           --         --          --              --      (1,213,090)     (1,213,090)
                       ----------   ---------   ----------   --------   ---------    ------------    ------------    ------------
Balance June 30, 2007          --   $      --   18,720,147   $360,803   $  (3,295)   $ 28,288,347    ($27,133,035)   $  1,512,820
                       ==========   =========   ==========   ========   =========    ============    ============    ============

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

ACCOUNTS RECEIVABLE

Accounts receivable are stated at amounts billed to and due from clients net of an allowance for doubtful accounts. Credit is extended based on evaluation of a client's financial condition, and collateral is not required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. The Company writes off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. For the year ended June 30, 2007 we had one account balance written off for $23,909. For the year ended June 30, 2006, the Company deemed no accounts receivable uncollectible. The balance of the bad debt allowance was approximately $29,000 and $32,000 for the fiscal year ended June 30, 2007 and June 30, 2006, respectively.

INVENTORY

Inventory is stated the lower of cost or market. Cost is determined on a first in, first out (FIFO) basis. Our inventory consists of reagent chemicals, which the Company began buying in bulk in 2007, which are used in our laboratory testing.

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

TECHNOLOGY ASSETS

PBI Technology, Inc., a wholly owned subsidiary of the Company, has been established to hold certain technologies and intellectual property, including isothermal DNA amplification method (LIDA), Cell Viability technology, Osteopatch and Saliva Sac(R). The Company wrote off the entire balance of $476,874 related to the technology assets to operations as impairment of technology assets as of June 30, 2004. The Company did not allocate resources to business development activities for the technologies held by PBI Technology, Inc. during the fiscal year ended June 30, 2007.

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

FINANCIAL INSTRUMENTS

The carrying amounts of cash, cash equivalents, and accounts receivable approximate fair value due to the short-term maturities of these instruments. The carrying value of the Company's secured convertible note is recorded net of the unaccreted fair value assigned to conversion feature and warrants, representing its estimated fair value. (See Note 8 Notes Payable) The carrying value of the Company's other debt approximates their estimated fair values due to the rates of interest on the debt approximate current interest rates for similar obligations with like maturities.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as the embedded conversion features of debt instruments that are indexed to the Company's common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option based derivative financial instruments is determined using the Black-Scholes pricing model.

FINANCIAL DERIVATIVES - EMBEDDED FEATURES AND WARRANTS

Embedded conversion and other features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments (secured convertible notes - see Note 8. Notes Payable) and, in all instances derivative financial instruments have been recorded as assets or liabilities and are carried at fair value, using the Black-Scholes pricing model. The Company records the value allocated to warrants issued with the convertible instruments, measured at fair value, using the Black-Scholes pricing model and recognized by allocating a portion of the proceeds to derivative liabilities with an offset to discount on the convertible instrument. The recorded discount is accreted as interest expense using the effective interest method over the life of the debt.

STOCK-BASED COMPENSATION

The Company has traditionally applied APB Opinion 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations in accounting for its stock-based employee compensation plan. On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "SHARE-BASED PAYMENT", using the modified prospective transition method. Under the transition method, compensation cost recognized in the year ended June 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123(R), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, in accordance with the modified prospective transition method.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company's net loss for the year ended June 30, 2006 is unchanged compared to if it had continued to account for share-based compensation under APB 25. The Company did not grant any share-based compensation after January 1, 2006 and before year end at June 30, 2006.

SFAS No. 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-priced model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated income statements. Prior to adoption of SFAS No. 123(R), the Company accounted for equity-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" SFAS NO. 123(R) and recognized compensation expenses, over the requisite service period of each of the awards.

For the fiscal year ended June 30, 2007, the Company granted 130,245 incentive-based stock options and 543,234 incentive-based restricted shares. This was the first grant under the provisions of SFAS No. 123(R). For the fiscal year ended June 30, 2006, the Company granted 253,000 incentive-based stock options which were granted prior to March 31, 2006 and the adoption of the provisions of SFAS No. 123(R). Both grants of incentive-based stock options and restricted shares were under incentive compensation plans. For prior reporting period, had compensation cost been determined based on the fair value of stock options granted in a manner consistent with the method promulgated by SFAS No. 123, the Company's net loss and loss per share would have been changed to the pro forma amounts in the table below for the fiscal year ended June 30, 2006.


                                                                     2006
                                                                 ------------
Net income (loss) as reported                                    $    179,103
Adjust:
    Total stock-based employee compensation expense
    determined under fair value based method for all
    awards, net of related tax effects                                 62,135
                                                                 ------------
Pro forma net income (loss)                                      $    116,968
                                                                 ============
Net loss per share:
          Basic - as reported                                    $       0.01
                                                                 ============
          Diluted - as reported                                  $       0.01
                                                                 ============
          Basic - pro forma                                      $       0.01
                                                                 ============
          Diluted - pro forma                                    $       0.01
                                                                 ============

To estimate compensation expense, the Company uses the Black-Scholes pricing model and assumptions deemed reasonable by management. All options are valued as of the date of the grant period. The following assumptions were used to compute the fair value of option grants for the year ended June 30:

                                                   2007              2006
                                                ----------        ----------
    Expected volatility                            105%               83%
    Expected dividend yield                          0%                0%
    Risk-free interest rate                       5.03%             5.05%
    Expected life                                10 years          10 years

The total equity-based compensation expense related to all of the Company's equity-based awards, recognized for the fiscal year ended June 30, 2007, was comprised as follows:

Laboratory Expenses and Cost of Sales           $   13,582
Selling, general and administrative             $  546,833
                                                ----------
Total equity-based compensation expense         $  560,415

Effect of equity-based compensation expenses,
on basic and diluted loss per Ordinary share    $    (0.03)

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

RESEARCH AND DEVELOPMENT EXPENSES

Expenditures for research and development are expensed as incurred. We anticipate that we will no longer incur research and development expenses related to the technology held by PBI Technology, Inc.

EARNINGS (LOSS) PER SHARE

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method and the effect of preferred stock on an as-converted basis. All per share calculations exclude treasury shares. As of June 30, 2007, vested, in-the-money options to purchase 183,917 shares of common stock and in-the-money warrants to purchase 457,607 shares of common stock were outstanding and were not included in the computation of diluted loss per share because the effect would be antidilutive for fiscal 2007.

As of June 30, 2006, vested, in-the-money options to purchase 1,175,101 shares of common stock and in-the-money warrants to purchase 1,775,727 shares of common stock were outstanding and were included in the computation of diluted earnings per share for fiscal 2006. In addition, 1,550,000 shares of Series A preferred convertible stock were not included in the computation of diluted loss per share because the shares of Series A preferred stock were converted into common stock during April of the fiscal year ended June 30, 2006.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted. Management has not determined the effect that adoption of this statement would have on the Company's financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires an employer to recognize the overfunded or underfunded positions of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Management believes the adoption of this statement will have no immediate material effect on the Company's financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "FAIR VALUE MEASUREMENTS". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged. Management has not determined the effect that adoption of this statement would have on the Company's financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting.

3.  CONCENTRATION OF CREDIT RISK

The Company's largest client in fiscal 2007 individually accounted for approximately 17% of the Company's total revenues in fiscal 2007, while the Company's largest client in fiscal 2006 accounted for approximately 36% of the Company's total revenues in fiscal 2006. As of June 30, 2007 and 2006, respectively, approximately 54% and 27% of the Company's accounts receivable balance was from the two largest clients at that time.

Clients of the Company represent many Fortune 500 pharmaceutical companies. The revenues from several pharmaceutical company divisions are aggregated as a single client for the Company's revenue calculations. Sixteen percent of the Company's revenue is derived from Fortune 500 clients for the year ended June 30, 2007. The percentage of revenue increases to 40% using the Fortune Global 500 list. The Company's exposure to concentration of credit risk is reduced considering the financial strength of the Company's clients.

The Company maintains its cash in three insured commercial accounts and one uninsured investment account at major financial institutions. Although the financial institutions are considered creditworthy and have not experienced any losses on their deposits, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $3,919,926 at June 30, 2007 and by $5,397,737 at June 30, 2006.

4.  PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses consisted of the following at June 30:

                                                         2007           2006
                                                      ----------     ----------
    Laboratory Information System Software .......... $       --     $  233,477
    Investor Relations Consulting ...................         --         14,464
    Insurance .......................................     30,120         39,801
    Property Taxes ..................................     13,795         12,402
    Service Contracts ...............................     37,543         44,689
    Trade Show and Conference Fees ....... ..........     12,813          6,750
    Other ...........................................     10,554         12,383
                                                      ----------     ----------
                                                      $  104,825     $  363,966
                                                      ==========     ==========

5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30:

                                                         2007           2006
                                                      ----------     ----------
    Laboratory equipment ............................ $1,099,878     $1,010,112
    Computer equipment ..............................    368,258        357,345
    Internal use software ...........................    233,417             --
    Office furniture and equipment ..................    209,232        180,158
    Leasehold improvements ..........................    238,262        168,507
                                                      ----------     ----------
    Total property and equipment ....................  2,149,047      1,716,122
    Less: accumulated depreciation and amortization..  1,313,113      1,022,891
                                                      ----------     ----------
    Net property and equipment ...................... $  835,934     $  693,231
                                                      ==========     ==========

At June 30, 2007 and 2006, respectively, these amounts included assets under capital leases of $434,056 and $358,856, and related accumulated amortization of $337,265 and $282,806. Depreciation expense for the fiscal years ended June 30, 2007 and 2006, respectively, was $290,222 and $256,889.

6.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30:

                                                         2007           2006
                                                      ----------     ----------
    Accrued Laurus note costs due to third party..... $  131,592     $  131,592
    Accrued payroll and related payroll taxes .......    135,304        136,060
    Accrued vacation ................................     64,649         82,556
    Accrued audit fees ..............................     46,677         28,566
    Accrued interest expense ........................     18,500         27,840
    Accrued 401(k) ..................................      2,550         19,449
    Accrued board of directors fees .................     18,750         20,135
    Accrued fees due to PBRF ........................      7,835          7,835
    Other ...........................................     52,937         45,825
                                                      ----------     ----------
                                                      $  478,794     $  499,858
                                                      ==========     ==========

7.  CAPITAL LEASE OBLIGATIONS

The Company leases laboratory and other equipment under capital lease arrangements. The obligations under capital leases have interest rates ranging from approximately 6.5% to 17.64% and mature at various dates through 2009. Annual future minimum lease payments for years subsequent to June 30, 2007 are as follows:

    2008                                              $   69,660
    2009                                                  24,743
    2010                                                  17,652
    2011                                                  17,652
    2012                                                  13,239
    Total minimum payments                               142,947
    Less: amount representing interest                   (18,487)
                                                      ----------
    Obligations under capital leases                  $  124,460
                                                      ==========

    Total minimum payments                            $  124,460
    Less: current portion                                 58,841
                                                      ----------
    Long-term portion                                 $   65,619
                                                      ==========

8.  NOTES PAYABLE

LAURUS DEBT

Effective May 28, 2004, the Company entered into a financing arrangement with Laurus Master Fund, Ltd., a New York City based investment fund ("Laurus"). The financing consisted of a $2.5 million secured convertible note with a term of three years. In connection with the financing, the Company also issued Laurus a warrant to purchase up to 681,818 shares of common stock at an exercise price of $1.25, exercisable at any time prior to May 28, 2011. The note bears interest at an initial rate equal to the prime rate plus two percent (2%), subject to reduction on a month-to-month basis if certain specified conditions are met. The note interest rate was equal to 10.25% and 10.25% for the fiscal years ended June 30, 2007 and 2006, respectively.

Under the original terms of the note, the Company was obligated to make monthly payments of accrued interest beginning July 1, 2004 and, commencing December 1, 2004, begin to make monthly payments of $85,000 to reduce the principal amount by $83,333.

For any cash payments made on the note, the Company is required to pay an amount equal to 102% of the principal amount due as noted above. In addition, the Company can prepay the note at any time upon payment of an amount equal to 130% of the then-outstanding principal balance, plus accrued and unpaid interest.

Laurus has the option at any time to convert any or all of the outstanding principal and accrued and unpaid interest on the note into shares of common stock at an initial conversion price of $1.06 per share. In addition, for each monthly payment under the note, Laurus will be obligated to convert a portion of the monthly payment into common stock at the applicable conversion price, if certain specified conditions are met. As of June 30, 2007, Laurus had converted $710,200 in principal into 696,800 shares of the Company's common stock. On June 30, 2007, the principal balance on this first note owing to Laurus was $1,416,667, net of principal payments.

The initial note conversion price ($1.06 per share) is subject to certain anti-dilution adjustments, including full ratchet anti-dilution, if the Company issues convertible or equity securities at a price per share less than the conversion price. As security for the obligations to Laurus, the Company and each of its subsidiaries granted a blanket security interest in all of their respective assets to Laurus, and the Company entered into a stock pledge with Laurus for the capital stock in each of its subsidiaries. The Company was obligated to register with the SEC for resale the shares of common stock that are issuable upon conversion of the note and upon exercise of the warrant. The registration was deemed effective by the SEC on September 28, 2004. To date, the Company has maintained the effectiveness of the registration statement and is obligated to maintain it effective for up to three years from the closing date. If the Company fails to comply with the registration obligations, Laurus will be entitled to certain specified remedies, including monetary liquidated damages.

In conjunction with the financing, the Company incurred and recorded fees of $293,500 as deferred financing costs, which are being amortized to other expense over the life of the note. This amount includes a potential payment to the Company's broker of up to $100,000 should Laurus convert all or a portion of the 2004 Note. At June 30, 2007, the unamortized balance of the deferred financing costs was $232,787. As of May 6, 2005, the Company modified the amounts being amortized to other expense to account for the extension of 12 months in the term of the 2004 Note.

As of May 2004, the Company also recorded discounts to the secured convertible note in the amount of $683,962 and $573,266, respectively, representing the value of the conversion feature and value allocated to the warrant to purchase 681,818 shares. As of May 6, 2005, the Company modified the discount balance of the loan to account for the warrants issued as of January 31, 2005 for the postponement of principal payments due and for the warrants issued as of May 6, 2005 as consideration for the deferral and extension of the 2004 Note. In accounting for the issuance of the new warrants, the Company recorded discounts to the secured convertible note of $1,084,906, $452,076, $120,445 and $383,013, respectively, representing the value of the conversion feature, the value allocated to the warrant to purchase 681,818 shares issued on May 28, 2004, the value allocated to the warrant to purchase 200,000 shares issued on January 31, 2005, and the value allocated to the warrant to purchase 625,000 shares issued on May 6, 2005. The warrant to purchase 625,000 shares represents the pro-rata share of the May 2004 Note related to the warrant to purchase a total of 1,000,000 shares issued on May 6, 2005, with the balance allocated to the January 2005 Note.

Upon conversion of any amounts owing under the note, the Company is obligated to issue warrants for up to a maximum of 181,818 shares of common stock to its broker, in the amount of 8% of amounts converted, at an exercise price of $1.25 per share, exercisable for five years.

Effective January 31, 2005, the Company entered into a second financing arrangement with Laurus for a $1.5 million secured convertible note with a term of three years. In connection with the financing, the Company issued Laurus a warrant to purchase up to 326,087 shares of common stock at an exercise price of $1.37, exercisable at any time prior to January 31, 2012. The note bears interest under the same terms as the May 2004 Note as detailed above. The note interest rate was equal to 10.25% and 10.25% for the fiscal years ended June 30, 2007 and 2006, respectively.

Under the original terms of the note, the Company was obligated to make monthly payments of accrued interest beginning March 1, 2005 and, commencing August 1, 2005, monthly payments of $51,000 to reduce the principal amount by $50,000.

For the January 2005 the terms of cash payments and prepayments are the same as for the May 2004 Note as detailed above.

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

As of January 2005, the Company also recorded discounts to the secured convertible note of $397,436 and $279,191, respectively, representing the value of the conversion feature and value allocated to the warrant to purchase 326,087 shares. As of May 6, 2005, the Company modified the discount balance of the loan to account for the warrants issued as of January 31, 2005 for the warrants issued as of May 6, 2005 for the deferral and extension of the 2005 Note. In accounting for the issuance of the new warrants, the Company recorded discounts to the secured convertible note of $589,743, $229,898, and $244,356, respectively, representing the value of the conversion feature, the value allocated to the warrant to purchase 326,087 shares issued on January 31, 2005, and the value allocated to the warrant to purchase 375,000 shares issued on May 6, 2005. The warrant to purchase 375,000 shares represents the pro-rata share of the January 2005 Note related to the warrant to purchase a total of 1,000,000 shares issued on May 6, 2005.

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

As a result of these amendments, the first repayments of principal owed to Laurus on the 2004 and 2005 Notes became due on June 1, 2006 and August 1, 2006, respectively, and the maturity dates for the 2004 and 2005 Notes are now May 1, 2008 and January 1, 2009, respectively. There was no change in the interest rate charged by Laurus on the unpaid principal. Furthermore, commencing as of May 31, 2005, the Company adjusted the amortization schedules for the 2004 Note and 2005 Note related to the conversion feature, stock purchase warrants and deferred finance costs.

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

Through June 30, 2007, Laurus has converted a total of $710,200 in principal on the 2004 Note, leaving a remaining principal balance on the 2004 Note of $1,416,667, net of conversions and principal payments. There have been no conversions of principal on the 2005 Note, leaving a remaining principal balance of $950,000 net of principal payments. With these principal conversions, repayments of principal on the 2004 Note were scheduled to begin in February 2007 at a rate of approximately $40,000 for the first month and approximately $85,000 for each month thereafter, per the 102% payment of principal requirement that applies to both notes. These payments will reduce the outstanding principal of the 2004 Note by $83,333 per month. Payments on the 2005 Note of $51,000 per month were scheduled to begin in August 2006. These payments will reduce the outstanding principal of the 2005 Note by $50,000 per month. Any future additional conversions of principal by Laurus on either Note will further reduce our repayment obligations.

In fiscal years 2004 and 2005, the Company estimated the valuation of the conversion feature and the warrants for the May 2004 and January 2005 Notes in accordance with EITF 00-27 and EITF 98-5, using the Black-Scholes pricing model and other assumptions deemed reasonable by management. At June 30, 2006 the Company corrected its accounting for derivative financial instruments, for the May 2004 and January 2005 Notes, to conform to the requirements of Statements of Accounting Standards No. 133, as amended, and Financial Accounting Standards Board Emerging Issues Task Force (EITF) No. 00-19. Embedded conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments, the May 2004 and January 2005 Notes, and, in all instances derivative financial instruments have been recorded as assets or liabilities and are carried at fair value. The Company restated prior fiscal years results to conform to the requirements of the Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. Net fair value adjustments included in earnings (loss) related to these instruments amounted to $298,616 and ($265,928) for the fiscal year ending June 30, 2006 and 2005, respectively. Accordingly, the balances for fiscal years 2004 and 2005 have been restated and balances for fiscal 2006 and fiscal 2007 correctly accounted for.

LOAN AND SECURITY AGREEMENT WITH FRANKLIN FUNDING

On November 3, 2005, the Company entered into a loan and security agreement with Franklin Funding, Inc., providing for a non-revolving line of credit of up to $500,000 for equipment financing collateralized by the equipment. In connection with the loan and security agreement, the Company agreed to grant to Franklin Funding stock purchase warrants to purchase up to 50,000 shares of the Company's common stock, in increments of 5,000 shares, for each $50,000 borrowed, each with an exercise price determined as of the respective date of borrowing and expiration date of 10 years. Through June 30, 2006, the Company has borrowed a total of $350,000 under this equipment line of credit and issued to Franklin Funding warrants to purchase 35,000 shares, at an exercise price of $1.17 per share. The loan and security agreement provided that a maximum of $500,000 was available for borrowing until May 3, 2006, consequently no further borrowings may be made under the loan and security agreement. The Company recognized expenses related to the grant of the warrants in the fiscal years ended June 30, 2007 and June 30, 2006 of approximately $11,820 and $7,142, respectively.

SUMMARY OF LAURUS AND FRANKLIN FUNDING NOTES PAYABLE

The Company had the following other notes payable as of June 30:
                                                                                2007            2006
                                                                            ------------    ------------
    May 2004 Secured Convertible Note Payable:
    ------------------------------------------

    Secured convertible note to Laurus, secured by all assets, interest at prime plus 2% (subject to reduction upon specified conditions), monthly payments of $83,333 plus interest beginning May 1, 2006,
       due May 1, 2008                                                      $  2,500,000    $  2,500,000
       Less: Principal amount converted into common stock                       (710,200)       (710,200)
       Less: Principal payments                                                 (373,133)             --
       Less: Fair value of conversion feature and warrants                      (514,641)       (896,701)
                                                                            ------------    ------------
                                                                                 902,026         893,099

       Less: Current Portion                                                    (902,026)       (893,099)
                                                                            ------------    ------------
       Long-Term Portion                                                    $         --    $         --
                                                                            ============    ============


    January 2005 Secured Convertible Note Payable:
    ----------------------------------------------

    Secured convertible note to Laurus, secured by all assets, interest at prime plus 2% (subject to reduction upon specified conditions), monthly payments of $51,000 plus interest beginning August 1,
       2006, due February 1, 2009                                           $  1,500,000    $  1,500,000

       Less: Principal payments                                                 (550,000)             --
       Less: Fair value of conversion feature and warrants                      (247,265)       (751,509)
                                                                            ------------    ------------
                                                                                 702,735         748,491

       Less: Current Portion                                                    (702,735)       (748,491)
                                                                            ------------    ------------
       Long-Term Portion                                                    $         --    $         --
                                                                            ============    ============


    Other Notes Payable:
    --------------------

    Loan and security agreement, secured by specific equipment, 17.64%
       interest, monthly payments of $8,709, balloon payment of $30,000
       due August 2006                                                      $         --    $     38,148


    Loan and security agreement, secured by specific equipment, 17.64%
    interest, monthly payments of $11,878, balloon payment of $60,000 due
    November 2008, principal balance only                                        210,953         310,938
                                                                            ============    ============

    Principal balance plus interest                                              244,765         349,086

       Less: Current Portion                                                    (141,533)        (38,148)
                                                                            ------------    ------------
       Long-Term Portion                                                    $    102,232    $    310,938
                                                                            ============    ============

Aggregate maturities of notes payable (at face value, gross of the unaccreted fair value assigned to conversion, other features and warrants related to the secured convertible note financing with Laurus) are approximately as follows for the years ending June 30:

                                                      2008           $1,706,986
                                                      2009              870,634
                                                                     ----------
                                                                     $2,577,620
                                                                     ==========

9.  PREFERRED AND COMMON STOCK

The Company's common stock currently is quoted on the OTC Bulletin Board under the symbol "PBME".

SERIES A PREFERRED STOCK

Effective March 31, 2006, the holders of the outstanding shares of Series A preferred stock entered into an agreement with the Company agreeing to voluntarily exchange their shares of Series A preferred stock into common stock. The exchange rate for the Series A preferred stock was based on a price of $1.73 per share, which represents the highest ten-trading day average during the first 30 days after the quarterly results for the second quarter of fiscal 2006 (provided that at least 12,000 shares must have traded during the day in order for any day to qualify in the average), beginning February 16, 2006. The number of shares of common stock issuable on exchange equal the total cash consideration originally paid by the Series A preferred holders, aggregate amount of $3,100,000, (1,550,000 shares issued, liquidation preference $2.00 per share) divided by the exchange rate. Accordingly, at a rate of $1.73, upon delivery to the Company of the Series A preferred stock certificates for cancellation, the Company issued 1,791,907 shares of common stock and the outstanding 1,550,000 Series A preferred stock shares were cancelled. After giving effect to the exchange, the Company no longer has any preferred stock shares outstanding.

COMMON STOCK

Laurus has the option at any time to convert any or all of the outstanding principal and accrued and unpaid interest on the May 2004 and January 2005 Notes into shares of common stock at an initial conversion price of $1.06 or $1.17 per share, respectively. On various dates throughout fiscal 2006 and fiscal 2005, Laurus converted at a price of $1.06 a total of $646,600 and $63,600 of the principal amount, respectively, due under the May 2004 Note into 634,400 and 62,400 shares, respectively, of the Company's common stock. No conversions were executed for the fiscal year ended June 30, 2007. Laurus has converted a total of $710,200 in principal on the 2004 Note, leaving a remaining principal balance on the 2004 Note of $1,416,667, net of principal payments.

As of June 30, 2007, the Company held treasury common stock in the amount of 269,272 ($3,295 par value). For the fiscal year ended June 30, 2007, we added 187,200 shares ($1,872 par value) to treasury common stock that we purchased during the fiscal year. For the fiscal year ended June 30, 2006, there were no shares of common stock added to the treasury common stock in the amount of 82,072 ($1,423 par value).

10. INCOME TAXES

The Company follows SFAS 109, as amended to prepare its income taxes. The income tax expense reconciled to the tax expense computed at the statutory rate was approximately as follows during the years ended June 30:

                                                          2007          2006
                                                       ----------    ----------
    Tax benefit computed at federal statutory rate     $ (372,000)   $   61,000
    Permanent differences                                  74,000       550,000
    Valuation allowance (tax benefit of recognizing
      prior year net operating loss carryforward)      $  298,000    $ (611,000)
                                                       ----------    ----------
                                                       $       --    $       --
                                                       ==========    ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are approximately as follows at June 30:

                                                          2007          2006
                                                       ----------    ----------
    Net deferred tax asset:
        Net operating loss carryforward                $5,154,000    $4,902,000
        Research and experimentation credit               326,000       326,000
        Effect of stock option variable pricing           239,000        50,000
        Accrued liabilities                                14,000        22,000
        Allowance for bad debts                            10,000        11,000
        Depreciation and amortization                      61,000        50,000
                                                       ----------    ----------
                                                        5,804,000     5,361,000
    Less valuation allowance                           (5,804,000)   (5,361,000)
                                                       ----------    ----------
                                                       $       --    $       --
                                                       ==========    ==========

At June 30, 2007, operating loss carryforwards of approximately $15 million expiring through 2027 are available to offset future taxable income. For financial reporting purposes, a valuation allowance of approximately $5,804,000 has been recognized to offset the deferred tax asset due to the uncertainty of future utilization of net operating loss carryforwards and realization of other deferred tax assets. For the fiscal year ended June 30, 2007, the valuation allowance was increased by approximately $298,000, year. For the fiscal year ended June 30, 2006, the valuation allowance was decreased by approximately $611,000, respectively.

11. STOCK OPTION PLAN

1996 STOCK INCENTIVE PLAN

The Company's 1996 Stock Incentive Plan (the "1996 Plan") provided for the issuance of up to 1,800,000 shares of common stock under this Plan. Options granted under the 1996 Plan may be either incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code, or nonqualified options. The Company may also award stock appreciation rights, restricted stock, performance shares, loans or tax offset payments. The option price of each incentive stock option granted shall not be less than the fair value of the underlying common stock, and will expire no later than ten years following the date of grant. With respect to nonqualified options, the exercise price and term will be determined at the discretion of the Board. However, the exercise price will not be less than 85% of the fair value of the underlying stock, and the term will not exceed a period of ten years. The options generally vest over a range of immediately to five years. As of June 30, 2007, The Company's 1996 Stock Incentive Plan had expired.

On May 3, 2002, the Company's board of directors voted to reduce the exercise price of all then outstanding options to $0.06 per share. No initial expense was recognized on this repricing, as the new exercise price equaled the market value of the Company's stock on that date. For the fiscal years ended June 30, 2007 and 2006, in accordance with accounting for options under variable pricing rules, the Company recognized approximately $22,614 and $943, respectively, in compensation income representing the decrease in the market price of the Company's common shares to $1.23 and $0.94 per share, as well as the reduction of 7,374 in the number of outstanding options due to either expiration or exercise. As long as any of the repriced options remains outstanding, the Company will recognize compensation expense in the future for all outstanding repriced stock options if the market value of the common stock increases, and will recognize income if the market value decreases.

2005 STOCK INCENTIVE PLAN

The Company has a Stock Incentive Plan (the "2005 Plan") with 3,000,000 shares of common stock reserved for issuance under this Plan. Options granted under the Plan may be either incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code, or nonqualified options. The Company may also award stock appreciation rights, restricted stock, performance shares, loans or tax offset payments. The option price of each incentive stock option granted shall not be less than the fair market value of the underlying common stock on the grant date, and will expire no later than ten years following the date of grant. With respect to nonqualified options, the exercise price and term shall be determined at the discretion of the Board. However, the exercise price shall not be less than the fair market value of the underlying common stock on the grant date, and the term will not exceed a period of ten years. The options generally vest over a range of immediately to three years. As of June 30, 2007, 2,326,521 shares of common stock remained available for future grant under the 2005 Plan.

The following is a summary of the activity in the 1996 and 2005 Plans for the years ended June 30, 2007 and 2006:

                                                       Shares Under Option
                                        -----------------------------------------------

                                            Number          Weighted         Weighted
                                                            Average          Average
                                            Of              Exercise         Fair Value
                                                            Price per        of
                                            Shares          share            Options
                                                                             Granted
                                        -----------------------------------------------
1996 Plan
------------------------------------
Options outstanding at June 30, 2005      1,376,109       $      0.81       $        --
    Granted                                 125,000              0.86              0.86
    Exercised                                (7,902)             0.60
    Terminated                                 0.00              0.00
                                        -----------       -----------
Options outstanding at June 30, 2006      1,493,207       $      0.82
                                        ===========       ===========

1996 and 2005 Plans
------------------------------------
    Granted              (1996 Plan)         25,000              1.15              1.15
    Granted              (2005 Plan)        130,245              0.99               .99
    Exercised                                    (0)             0.00
    Terminated           (1996 Plan)       (164,300)             1.03
                                        -----------       -----------

Options outstanding at June 30, 2007      1,484,152       $      0.81
                                        ===========       ===========



2005 Plan                            Restricted Shares
---------------------------------------------------------------------------------------
    Granted                                 543,234              0.99              0.99

Options and Restricted Shares             2,027,386       $      0.86
outstanding at June 30, 2007            ===========       ===========

The weighted average contractual life remaining of options outstanding at June 30, 2007 is approximately 6.9 years.

As of June 30, 2007, outstanding options had exercise periods which expired over the following time periods:

                             Weighted Average
    Exercise     Number       Remaining Life       Number
    Price     Outstanding       (in years)       Exercisable
    -----     -----------       ----------       -----------
    $0.51       183,917              5.2             183,917
    $0.70         3,000              7.2               3,000
    $0.81       911,990              6.6             750,256
    $0.86       125,000              8.2              65,694
    $0.90         6,000              6.7               6,000
    $0.96        90,000              7.5              90,000
    $0.99       130,245              9.2              42,981
    $1.01         3,000              7.0               3,000
    $1.15        25,000              8.5              14,375
    $1.75         6,000              6.4               6,000
              ---------          -------           ---------
              1,484,152              8.5           1,165,223
              =========          =======           =========


As of June 30, 2007, the fair value of options to be vested is $149,944.

The 1996 Plan expired by its terms on July 9, 2006, but outstanding options and awards previously granted under the 1996 Plan continue in accordance with their terms.

12. STOCK PURCHASE WARRANTS

The following is a summary of outstanding warrants as of June 30, 2007 and 2006:

                                                 Weighted Average
                              Exercise Price     Exercise Price
                              per Share          per Share           Number
                              ---------          ---------           ------
    Warrants outstanding
    at June 30, 2006          $0.1875 - $1.48    $1.08               3,085,713
                              ---------------    -----               ---------

    Warrants outstanding
    at June 30, 2007          $0.1875 - $1.60    $1.23               4,390,372
                              ---------------    -----               ---------

In May 2005, in connection with the extension and deferral of principal payments on the $2.5 million secured convertible note and the $1.5 million secured convertible note and, the Company granted the lender a warrant to purchase up to 1,000,000 shares of common stock at an exercise price of $1.05 per share, exercisable at any time prior to May 28, 2010.

In January 2005, in connection with a $1.5 million secured convertible note, the Company granted the lender a warrant to purchase up to 326,087 shares of common stock at an exercise price of $1.25 per share, exercisable at any time prior to May 28, 2011. In addition, the Company issued to our broker a five-year warrant, exercisable as and to the extent that any amounts owing under the convertible note are converted into common stock, for up to 181,818 shares of common stock at an exercise price of $1.25 per share. Also in January 2005, in connection with a the deferral of principal on the $2.5 million secured convertible note, the Company granted the lender a warrant to purchase up to 200,000 shares of common stock at an exercise price of $1.48 per share, exercisable at any time prior to January 31, 2010.

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

Through June 30, 2006, the Company has borrowed a total of $350,000 under this equipment line of credit and issued to Franklin Funding warrants to purchase 35,000 shares, at an exercise price of $1.17 per share.

13. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has entered into a non-cancelable operating lease for office facilities. Under the current lease which expires October 31, 2007, the Company is responsible for its proportionate share of real estate taxes, insurance and common area maintenance costs. Rent expense was $231,192 and $225,264 for the years ended June 30, 2007 and 2006, respectively. The office lease has been renewed per agreement with the lessor on April 1, 2007, effective November 1, 2007.

Future minimum lease payments are as follows:

                  Year Ended June 30,
                  -------------------
                  2008 through October 31, 2007              $   78,052
                  2008 new lease through June 30, 2008          157,778
                  2009                                          241,779
                  2010                                          249,447
                  2011                                          257,115
                  2012                                          264,783
                  2013                                           89,113
                                                             ----------
                                                             $1,338,067
                                                             ==========

SECURITY INTEREST

In connection with its secured convertible note agreements, the Company and each of its subsidiaries have granted to Laurus Master Fund, Ltd. a secured interest in all of their assets.

GUARANTOR OBLIGATION

In connection with its purchase of certain assets from Saigene Corporation (Saigene), in December 2002, the Company guaranteed a note payable held by Saigene. In October 2006, the note holder contacted both Saigene and the Company for payment of principal. The Company initially paid $25,000, half as its share of the debt. Subsequent to that payment, the Company was informed that Saigene was unable to pay its half to satisfy the debt holder. The Company paid the second half of $25,000 to the debt holder to pay the note payable in full and discharge any rights to either company.

14. RETIREMENT PLAN

The Company has a 401(k) Plan that was reopened to employees in May 2005. The 401(k) Plan covers all employees over the age of 21 with 1,000 hours of service in a 12-month eligibility computation. The Company makes a contribution equal to one-half of the employee's contribution up to the maximum of 6%. The Company can make discretionary contributions as determined by its board of directors, not to exceed the amount permissible under the Internal Revenue Code. The Company has not made any discretionary contributions since the plan was reopened. For the fiscal year ended June 30, 2007, the Company's matching expense was $62,175 and 401(k) payable balance was $2,550.