Form 10QSB
period 2007-09-30
PACIFIC BIOMETRICS INC
filed 2007-11-14
CIK 1020475

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

                For the Quarterly Period Ended September 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From _______ to _______

                         Commission File Number 0-21537

                            PACIFIC BIOMETRICS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   93-1211114
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
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

As of November 14, 2007, the issuer had 18,720,147 shares of common stock outstanding.


Transitional Small Business Disclosure Format: Yes [ ] No [X]
================================================================================

                            PACIFIC BIOMETRICS, INC.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 2007
         (unaudited) and June 30, 2007 (audited).........................     3

         Consolidated Statements of Operations for the three
         months ended September 30, 2007 and September 30, 2006
         (unaudited).....................................................     4

         Consolidated Statements of Cash Flows for the three
         months ended September 30, 2007 and September 30, 2006
         (unaudited).....................................................     5

         Notes to Consolidated Financial Statements (unaudited)..........     6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............................    11

ITEM 3 - CONTROLS AND PROCEDURES.........................................    19



PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION...............................................    20

ITEM 6 - EXHIBITS........................................................    20

SIGNATURES...............................................................    20

                            PACIFIC BIOMETRICS, INC.
                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------
                                                                                               September 30,        June 30,
                                     ASSETS                                                         2007              2007
                                                                                                (unaudited)         (audited)
                                                                                                ------------      ------------
Current assets:
    Cash and cash equivalents                                                                   $  3,899,893      $  4,219,926
    Accounts receivable, net                                                                       1,295,455         1,659,483
    Other receivables                                                                                368,753           261,753
    Inventory                                                                                        165,436           163,965
    Prepaid expenses and other assets                                                                 89,560           104,825
    Deferred financing cost on secured convertible note - current portion                             98,825           107,170
                                                                                                ------------      ------------
          Total current assets                                                                     5,917,922         6,517,122

Property and equipment, net                                                                          773,198           835,934

Other assets:
    Deferred financing cost on secured convertible note - long-term portion                             --              18,447
                                                                                                ------------      ------------
          Total assets                                                                          $  6,691,120      $  7,371,503
                                                                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                            $    432,794      $    482,058
    Accrued liabilities                                                                              490,641           478,794
    Advances from customers                                                                        1,012,902         1,093,776
    Capital lease obligation - current portion                                                        49,012            58,841
    Secured convertible note - current portion, net of unaccreted fair value
      assigned to conversion feature and warrants of $558,923 and $1,684,210 respectively          1,407,743         1,604,761
    Embedded derivative liability - current  portion                                                 955,233         1,047,492
    Freestanding derivative liability - current portion                                              722,567           811,536
    Other notes payable - current portion                                                            113,339           113,339
                                                                                                ------------      ------------
          Total current liabilities                                                                5,184,231         5,690,597

Capital lease obligations - long - term portion                                                       57,512            65,619
Other notes payable - long - term portion                                                             75,965           102,467
                                                                                                ------------      ------------
          Total liabilities                                                                        5,317,708         5,858,683
                                                                                                ------------      ------------

Stockholders' equity:
    Preferred stock, Series A convertible $0.01 par value, 5,000,000 shares
      authorized, 0 shares issued and outstanding for  2007and 2006                                     --                --
    Common stock, $0.01 par value, 30,000,000 shares authorized,
      18,720,147 and 18,336,884  shares issued and outstanding, respectively                         360,803           360,803
    Additional paid-in capital                                                                    28,297,503        28,288,347
    Accumulated deficit                                                                          (27,281,599)      (27,133,035)
    Treasury stock                                                                                    (3,295)           (3,295)
                                                                                                ------------      ------------
          Total stockholders' equity                                                               1,373,412         1,512,820
                                                                                                ------------      ------------

          Total liabilities and stockholders' equity                                            $  6,691,120      $  7,371,503
                                                                                                ============      ============

                     The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                      Three Months Ended
                                                                                         September 30,
                                                                                ------------------------------
                                                                                    2007              2006
                                                                                ------------      ------------
Revenues                                                                        $  2,081,662      $  2,604,884
                                                                                ------------      ------------

 Laboratory expenses and cost of sales                                             1,222,680         1,292,116
                                                                                ------------      ------------
    Gross Profit                                                                     858,982         1,312,768
                                                                                ------------      ------------

Operating expenses:
  Selling, general and administrative                                                914,435         1,408,454
                                                                                ------------      ------------

Operating income (loss)                                                              (55,453)          (95,686)
                                                                                ------------      ------------

Other income (expense):
  Interest expense                                                                   (76,534)          (98,494)
  Interest expense from accretion of conversion feature and
    warrants - secured convertible debt                                             (202,983)         (192,857)
  Gain on adjustment of embedded and freestanding derivatives to fair value          181,228           229,231
  Amortization of deferred financing costs - secured convertible debt                (26,793)          (26,793)
  Interest income                                                                     34,866             9,433
  Other income                                                                            59                93
  Warrant expense for equipment lease and financing                                   (2,955)           (2,955)
  Other expense                                                                         --             (25,000)
                                                                                ------------      ------------
    Total other income (expense)                                                     (93,112)         (107,342)

Net earnings (loss) before tax expense                                              (148,565)         (203,028)
                                                                                ------------      ------------

Tax expense                                                                             --                --

Net earnings (loss)                                                             $   (148,565)     $   (203,028)
                                                                                ============      ============

Net earnings (loss) per share:
  Basic earnings (loss) per share                                               $      (0.01)     $      (0.01)
                                                                                ============      ============
  Diluted earnings (loss) per share                                             $      (0.01)     $      (0.01)
                                                                                ============      ============

Weighted average common shares outstanding:
  Basic                                                                           18,720,147        18,425,939
                                                                                ============      ============
  Diluted                                                                         18,720,147        18,425,939
                                                                                ============      ============

           The accompanying notes are an integral part of these consolidated financial statements

                            PACIFIC BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                            Three Months Ended
                                                                                               September 30,
                                                                                       ------------------------------
                                                                                           2007              2006
                                                                                       ------------      ------------
Cash flows from operating activities:
  Net earnings (loss)                                                                  $   (148,565)     $   (203,028)

  Reconciliation of net earnings (loss) to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                                            73,619            70,333
    Accretion of fair value assigned to conversion feature and warrants                     202,983           192,857
    Amortization of deferred financing costs on  secured convertible note                    26,793            26,792
    Gain from embedded and freestanding derivative liabilities relating to secured
      convertible note                                                                     (181,228)         (229,231)
    Warrant expense for equipment lease and financing                                         2,955             2,955
    Compensation expense (income) from restricted shares and options                          6,201           545,558
    Changes in assets and liabilities:
      Accounts receivable                                                                   364,028            16,313
      Other receivable                                                                     (107,000)         (107,651)
      Inventory                                                                              (1,471)             --
      Prepaid expenses and other assets                                                      15,265           (73,233)
      Advances from customers                                                               (80,874)          162,847
      Accounts payable                                                                      (49,264)          103,264
      Accrued liabilities                                                                    11,847           125,601
                                                                                       ------------      ------------
        Net cash  provided by operating activities                                          135,288           633,378
                                                                                       ------------      ------------

Cash flows from investing activities:
  Purchases of capital equipment                                                            (10,883)          (20,174)
                                                                                       ------------      ------------
        Net cash used in investing activities                                               (10,883)          (20,174)
                                                                                       ------------      ------------

Cash flows from financing activities:
  Payments on notes payable                                                                (426,502)         (152,870)
  Payments on capital lease obligations                                                     (17,936)          (13,616)
                                                                                       ------------      ------------
        Net cash provided by (used in) financing activities                                (444,438)         (166,486)
                                                                                       ------------      ------------

Net increase (decrease) in cash and cash equivalents                                       (320,033)          446,719
Cash and cash equivalents, beginning of period                                            4,219,926         5,497,737
                                                                                       ------------      ------------

Cash and cash equivalents, end of period                                               $  3,899,893      $  5,944,456
                                                                                       ============      ============

Supplemental Information:
Cash paid during the period for interest                                               $     77,284      $     98,028
Cash paid during the period for income taxes                                           $       --        $       --

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

Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods. Operating results for the three-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited financial statements and related condensed notes should be read in conjunction with the audited financial statements and notes thereto, for its fiscal year ended June 30, 2007, as previously reported in the Company's annual report on Form 10-KSB.

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

ACCOUNTS RECEIVABLE

Accounts receivable are stated at amounts billed to and due from clients net of an allowance for doubtful accounts. Credit is extended based on evaluation of a client's financial condition, and collateral is not required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. The Company writes off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. At September 30, 2007 the Company deemed no accounts receivable uncollectible.

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

TECHNOLOGY ASSETS

PBI Technology, Inc., a wholly owned subsidiary of the Company, has been established to hold certain technologies and intellectual property, including isothermal DNA amplification method (LIDA), Cell Viability technology, Osteopatch and Saliva Sac(R). The Company wrote off the entire balance of $476,874 related to the technology assets to operations as impairment of technology assets as of June 30, 2004. The Company did not allocate resources to business development activities for the technologies held by PBI Technology, Inc. during the period ended September 30, 2007.

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

FINANCIAL DERIVATIVES - EMBEDDED FEATURES AND WARRANTS

Embedded conversion and other features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments and, in all instances derivative financial instruments have been recorded as assets or liabilities and are carried at fair value, using the Black-Scholes pricing model. The Company records the value allocated to warrants issued with the convertible instruments, measured at fair value, using the Black-Scholes pricing model and recognized by allocating a portion of the proceeds to derivative liabilities with an offset to discount on the convertible instrument. The recorded discount is accreted as interest expense using the effective interest method over the life of the debt.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "SHARE-BASED PAYMENT", using the modified prospective transition method. SFAS No. 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-priced model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated income statements.

Prior to adoption of SFAS No. 123(R), the Company accounted for equity-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" (SFAS NO. 123) and recognized compensation expenses, over the requisite service period of each of the awards. The Company disclosed the effect of the change from applying the original provisions of SFAS No. 123 on net income and basic and diluted earnings per share in its annual and quarterly financial statements for the 2006 and 2007 reporting periods.

The Company uses the Black-Scholes option-pricing model to estimate the calculated value of its share-based payments. Stock options are valued as of the date of grant. The volatility assumption used in the Black-Scholes formula is based on the volatility of the PBI stock. The following assumptions were used to compute the fair value of option grants for the quarter ended September 30:

                                                   2007          2006
                                                 --------      --------
     Expected volatility                            104%           83%
     Expected dividend yield                          0%            0%
     Risk-free interest rate                       4.59%         4.82%
     Expected life                               10 years      10 years

During the three-month period ended September 30, 2007, the Company did not grant any equity-based payment awards under incentive compensation plans, compared to 130,245 incentive-based stock options granted for the comparable three-month period ended September 30, 2006.

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options that have vested or will vest within 60 days of September 30, 2007 (or November 29, 2007), warrants using the "treasury stock" method and the effect of preferred stock on an as-converted basis. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding and does not include the effect of dilution from outstanding stock options that have vested or will vest within 60 days of September 30, 2007 and warrants using the "treasury stock" method. All per share calculations exclude treasury shares.

Due to the Company's net losses for the quarters ended September 30, 2007 and 2006, respectively, common stock equivalents related to the Company's a) in-the-money, vested options and b) in-the-money warrants were not used in the computation of diluted loss per share because the effect would be anti-dilutive. As of September 30, 2007, the Company's common stock equivalents included: a) in-the-money, vested options to purchase 183,917 shares of common stock and b) in-the-money warrants to purchase 457,607 shares of common stock.

The components of basic and diluted loss per share were as follows for the quarters ended September 30:

                                                       2007             2006
                                                   ------------     ------------
Net income (loss)                           (A)    $   (148,565)    $  (203,028)
Net income (loss) applicable to common
  stockholders                              (B)    $   (148,565)    $  (203,028)
Weighted average number of outstanding
  shares of common stock                    (C)      18,720,147      18,425,939
Weighted average number of outstanding
  shares of common stock and common stock
  equivalents                               (D)      18,720,147      18,425,939
Income (loss) per share:
          Basic                            (B/C)   $      (0.01)    $     (0.01)
          Diluted                          (A/D)   $      (0.01)    $     (0.01)


DEFERRED FINANCE COSTS

In conjunction with the Company's $2.5 million and $1.5 million secured convertible note financings that closed on May 28, 2004 and January 31, 2005, respectively, with Laurus Master Fund, Ltd., a New York City based investment fund ("Laurus"), the Company paid various fees and expenses totaling $461,500, which are being amortized to other expenses at the rate of $26,793 per quarter over the 48-month life of the notes. As of September 30, 2007 and September 30, 2006, there were unamortized balances of $98,825 and $205,995, respectively.

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

3. CONCENTRATION OF CREDIT RISK

The Company's largest client in the quarter ended September 30, 2007 individually accounted for approximately 26% of the Company's total revenues in the quarter ended September 30, 2007, while the Company's largest client in the quarter ended September 30, 2006 accounted for approximately 13% of the Company's total revenues in fiscal 2006. As of September 30, 2007 and 2006, respectively, approximately 43% and 25% of the Company's accounts receivable balance were from the two largest clients at that time.

Clients of the Company represent many Fortune 500 pharmaceutical companies. The revenues from several pharmaceutical company divisions are aggregated as a single client for the Company's revenue calculations. Twelve percent of the Company's revenue is derived from Fortune 500 clients for the quarter ended September 30, 2007. The percentage of revenue increases to 35% using the Fortune Global list. The Company's exposure to concentration of credit risk is reduced considering the financial strength of the Company's clients.

The Company maintains its cash in three insured commercial accounts and one uninsured investment account at major financial institutions. Although the financial institutions are considered creditworthy and have not experienced any losses on their deposits, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $3,599,893 at September 30, 2007 and by $3,919,926 at June 30, 2007.

4. COMMON STOCK PURCHASES

On August 25, 2006, the Company's board of directors authorized the purchase of shares of common stock of the Company up to an aggregate value of $500,000 for shares at a maximum price of $1.17 per share. $200,000 was paid in cash and $1,544 accrued for shares purchased through December 31, 2006. The stock purchase plan expired on August 31, 2007. No additional purchases of shares of common stock were made during the quarter ended September 30, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INVESTORS SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES IN THIS FORM 10-QSB AND OUR AUDITED FINANCIAL STATEMENTS AND RELATED NOTES FOR THE YEAR ENDED JUNE 30, 2007, INCLUDED IN OUR ANNUAL REPORT ON FORM 10-KSB.

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

THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AND IN THE SECTION CAPTIONED "RISK FACTORS," AND AS DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2007, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE CONCENTRATION OF BUSINESS WITH LARGE CLIENTS, THE ABILITY TO DEVELOP NEW TECHNOLOGY AND INTRODUCE NEW PRODUCTS, COMPETITION, FLUCTUATIONS IN GENERAL ECONOMIC CONDITIONS, THE RISK OF BANKRUPTCY, AND CHANGES IN POLICIES BY REGULATORY AGENCIES. FOR ADDITIONAL FACTORS THAT CAN AFFECT THESE FORWARD-LOOKING STATEMENTS, SEE THE "RISK FACTORS" SECTION WITHIN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2007, AND IN OUR REGISTRATION STATEMENTS ON FORM SB-2. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT SPEAK ONLY AS OF THE DATE HEREOF. WE CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. WE EXPRESSLY DISCLAIM ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN MANAGEMENT'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates since the end of our 2007 fiscal year. For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified. There are other accounting policies that are significant to our company. For a more detailed discussion on the application of these and our other accounting policies, see "Note 2 to the Consolidated Financial Statements" included in this Report and "Note 2 to Consolidated Financial Statements" included in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

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

FINANCIAL DERIVATIVES - CONVERSION, OTHER FEATURES AND WARRANTS

Embedded conversion and other features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments (See Note 2. Summary of significant accounting policies) and, in all instances derivative financial instruments have been recorded as assets or liabilities and are carried at fair value, using the Black-Scholes pricing model. We record the value allocated to warrants issued with the convertible instruments, measured at fair value, using the Black-Scholes pricing model and recognized by allocating a portion of the proceeds to a derivative liability with an offset to discount on the convertible instrument. For convertible debt and related warrants, the recorded discount is accreted as interest expense using the effective interest method over the life of the debt.

BAD DEBT ALLOWANCE

We endeavor to assess and monitor the creditworthiness of our clients to which we grant credit terms in the ordinary course of business. We maintain a provision for doubtful accounts to provide for the possibility that amounts due to us may not be collected. As of September 30, 2007, the allowance for bad debt was approximately 2% of our total accounts receivable, or $29,294. We generally have a high collectibility rate on our accounts receivable, and we believe our allowance for doubtful accounts is reasonable based on our past experience. While we historically have experienced very low levels of bad debt, we continually monitor our current accounts receivable for past due accounts and adjust the allowance as circumstances warrant. As the recorded bad debt provision is based upon management's judgment, actual bad debt write-offs may be greater than or less than the amount recorded. If we have specific knowledge of a current account that may be uncollectible, we will add that amount to our allowance for doubtful accounts. We are susceptible to changes in the pharmaceutical market as well as to changes in the overall economy. A market downturn such as the economy may be currently experiencing, or cost reductions from one of our largest clients, may influence how we estimate our allowance for bad debt. Based on the perceived current changes in the market, we may need to increase our bad debt allowance in future periods, which could reduce our operating and net profits.

STOCK-BASED COMPENSATION EXPENSE

From time to time, we make stock-based awards to our employees, senior management and board of directors at the direction of our compensation committee and subject to approval of our board of directors. Our policy is to grant stock options to employees based on years of service and position within the company. Our senior management group and board of directors are compensated with incentive-based restricted shares of common stock. We have adopted the provisions of SFAS No.123(R), and share-based compensation is expensed on a quarterly basis, at fair value, using Black-Scholes valuation method to estimate the fair value of stock options granted.

OPERATING EXPENSES

Historically, we have segregated our recurring operating expenses among the following categories: laboratory and cost of goods sold and selling, general and administrative expenses. Laboratory expenses and cost of goods sold consist of amounts necessary to complete the revenue and earnings process, and includes direct labor and related benefits, other direct costs, and an allocation of facility charges and information technology costs, and depreciation and amortization. Also, laboratory expenses and cost of goods sold include shipping and handling fees and reimbursable out-of-pocket costs. Laboratory expenses and cost of goods sold, as a percentage of net revenue, tend to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings involving studies conducted during any period of time.

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

We depreciate equipment and computers over three to five years, while leasehold improvements are depreciated over the remaining life of the lease or ten years. This estimate of a three to five-year useful life on equipment and computers and a useful life based on the remaining years left on the building lease for leasehold improvements reflects management's judgment that these useful life periods provide a reasonable estimate of the life over which the equipment, computers and leasehold improvements will be used by us. However, the amount of depreciation expense we record in any given period will change if our estimates of the useful life of our equipment, computers or leasehold interests were to increase or decrease.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

REVENUE:

                                       Three months Ended
                                          September 30,
Dollars in thousands, rounded to     ---------------------     $           %
       nearest thousand                 2007       2006     Change      Change
--------------------------------------------------------------------------------
Revenue                                2,082      2,605      (523)       (20)
--------------------------------------------------------------------------------

Our revenue is generated from clinical trials and diagnostic testing services. Our revenue decreased by $523,000, to $2,082,000 from $2,605,000, or approximately 20%, between the comparable quarters ended September 30, 2007 and 2006, respectively. This decrease was the result of a decrease in the size and number of clinical trials testing services we performed. We work directly with pharmaceutical and biotech companies as well as other large clinical laboratories who refer ("Referral Laboratory Partners") specialty laboratory testing to us. Our Referral Laboratory Partners have advised us of a shift in clinical trial revenues to emerging geographies located outside of the United States. Additionally, they advise of slow enrollment in Phase II trials and delays in projected time frames in clinical trials where we derive significant portions of our revenue. We experience significant uncertainty regarding existing revenues and estimates of future revenues, during any period. Studies that we bid on are uncertain until we have a signed contract. Once work on a study commences, it may be cancelled by the sponsor at some time during the testing phase. Accordingly, our revenues significantly hinge on the success or failure of the testing phase, and factors that are not within our control. Moreover, drug development activities by pharmaceutical companies in the lipid / cholesterol market in general, representing a major portion of our revenues, remain unclear. In addition, several factors may adversely affect our future revenues, including a large number of pharmaceutical companies' cost reduction announcements.

Despite our diversification efforts over the past several years, some of our quarterly fluctuations in total revenue are explained by changes in the testing and open work orders from our historically largest clients. For the quarter ended September 30, 2007, our current top five clients accounted for approximately $1,676,000, or 81%, of our total revenue, compared to approximately $1,559,000, or 61%, of our total revenue for the quarter ended September 30, 2006. While we have been making efforts to diversify our client base, we expect to remain substantially dependent on our largest five clients for a significant portion of our revenue, and as such, a decrease or increase in the volume of services performed for any one or more of these clients will continue to significantly impact our revenue.

During the quarter ended September 30, 2007, revenue generated from clinical trials testing services accounted for approximately 68% of our total revenue as compared to 69% during the quarter ended September 30, 2006. During the quarter ended September 30, 2007, revenue generated from diagnostic services accounted for approximately 1% of our total revenue as compared to 6% during the quarter ended September 30, 2006. During the quarter ended September 30, 2007, revenue generated from Referral Laboratory Partners accounted for approximately 31% of our total revenue as compared to 25% during the quarter ended September 30, 2006.

LABORATORY EXPENSE AND COST OF GOODS SOLD:

                                       Three months Ended
                                          September 30,
Dollars in thousands, rounded to     ---------------------    $           %
       nearest thousand                 2007       2006     Change      Change
--------------------------------------------------------------------------------
Laboratory Expenses and Cost of
Goods Sold                             1,223      1,292      (69)         (5)
--------------------------------------------------------------------------------
Percentage of Revenue                    59%        50%
-----------------------------------------------------------

Laboratory expense and cost of goods sold consist primarily of payment of salaries and related benefits to employees performing analysis of clinical trial samples and the cost of reagents and supplies for analysis of clinical trial samples, and secondarily, of payments to subcontractors of laboratory services, and other expenses such as rent, insurance, business and occupation taxes.

For the comparable quarters ended September 30, 2007 and 2006, laboratory expenses and cost of goods sold were essentially unchanged. As a percentage of revenue, laboratory expense and cost of goods sold increased to approximately 59% from approximately 50%. The relative increase in laboratory expense and cost of goods sold as a percentage of revenue was primarily the result of the decrease in revenue over the comparable period and the fixed components of laboratory expense and cost of goods sold. The following table illustrates changes in Laboratory Expenses and Cost of Goods Sold in fixed and variable expense categories:

                                     Three months Ended
                                        September 30,
                              ----------------------------------
Dollars in thousands, rounded           % of             % of       $       %
   to nearest thousand          2007   revenue   2006   revenue   Change  Change
--------------------------------------------------------------------------------
     Fixed Cost Detail

Rent, Utilities, Certain
  Taxes                       $  136      7%    $  124     5%      $ 12       9

     Variable Cost Detail

Wages, Taxes, Benefits           465     22%       526    20%       (61)    (12)
Reagent Chemicals                412     20%       367    14%        45      12
Other Variable Costs             210     10%       275    11%       (65)    (24)

     Total                     1,087     52%     1,168    45%       (81)     (7)

Total Cost of Goods Sold      $1,223     59%    $1,292    50%      $(69)     (5)

The largest component of laboratory expense for the quarters ended September 30, 2007 and 2006 was salaries and related benefits. During the comparable quarters ended September 30, 2007 and 2006, respectively, salaries and related benefits accounted for approximately 38% and 41% of total laboratory expense and cost of goods sold. Laboratory salaries and related benefits decreased 12% to $465,000 from $526,000 for the quarters ended September 30, 2007 and 2006, respectively. Laboratory salaries, the main component of Laboratory salaries and related benefits, decreased from approximately $397,000 for the quarter ended September 30, 2006 to approximately $376,000 for the quarter ended September 30, 2007. Laboratory employee bonus and laboratory employee compensation expense also decreased during the quarter ended September 30, 2007. Lab employee bonus decreased to zero during the quarter ended September 30, 2007 from approximately $43,000 during the quarter ended September 30, 2006, and laboratory employee compensation expense decreased to approximately $2,000 from approximately $8,000 during the quarter ended September 30, 2006. While our clinical studies have declined compared to the same quarter in fiscal 2007, we have not reduced our laboratory staff. Our highly skilled laboratory technical personnel are difficult to find, and once hired, we train them extensively on our proprietary methods.

The other primary component of laboratory expense is the cost of laboratory reagents and supplies for analysis of clinical trial samples. During the comparable quarters ended September 30, 2007 and 2006, respectively, laboratory reagents and supplies were approximately 34% and 28% of total laboratory expense and cost of goods sold.

Reagent chemicals that we use in our laboratory testing typically cost on average 19% of revenue for any given period, but may vary considerably depending on the type of lab testing we are asked to perform, and constitute a significant expense item for our business, second only to payroll expense in its significance. Revenue decreased by over $500,000 in the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006. Although we would have expected a commensurate decrease in reagent cost to follow that reduction in revenue, the mix of services in the quarter ended September 30, 2006 was significantly different from the quarter ended September 30, 2007 and was the primary reason for unfavorable change to reagent costs included in laboratory expense and cost of sales. For example, our highly automated test platforms that we used significantly during the quarter ended September 30, 2006 require less reagent than our non-automated platforms that we used significantly during the quarter ended September 30, 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

                                       Three months Ended
                                          September 30,
Dollars in thousands, rounded to     ---------------------    $           %
       nearest thousand                 2007       2006     Change      Change
--------------------------------------------------------------------------------
Selling, General and Administrative
  Expense                                914      1,408      (494)       (35)
--------------------------------------------------------------------------------
Percentage of Revenue                    44%        54%
-----------------------------------------------------------

Our selling, general and administrative expense consists primarily of compensation for our executive officers, board members and other selling, general and administrative personnel, compensation income (expense) on our stock options, and legal and accounting fees. Selling, general and administrative expense decreased 35% to approximately $914,000 from $1,408,000 for the quarters ended September 30, 2007 and 2006, respectively. As a percentage of revenue, selling, general and administrative expense was 44% and 54%, respectively, for the quarters ended September 30, 2007 and 2006. The major component contributing to the decrease in our selling, general and administrative expense was a decline in expenses for share-based compensation. Other factors contributing to such decrease included reductions in our legal, recruiting and consulting expenses, other outside services and employee bonuses. Partially offsetting this decrease was an increase in management salaries, travel expenses, advertising and marketing expenses. We intend to distribute share-based compensation later in the 2008 fiscal year, which will result in an increase in our share-based compensation expense for such later periods.

OTHER EXPENSE:

                                       Three months Ended
                                          September 30,
Dollars in thousands, rounded to     ---------------------    $           %
       nearest thousand                 2007       2006     Change      Change
--------------------------------------------------------------------------------
Other Expense                             93        107      (14)        (13)
--------------------------------------------------------------------------------
Percentage of Revenue                     4%         4%
----------------------------------------------------------

There were three major components of other expense in the quarter ended September 30, 2007 associated with the Laurus 2004 and 2005 Notes, totaling approximately $126,000. First, we recorded cash interest expense of approximately $77,000, paid on the 2004 and 2005 Notes, and we recorded approximately $203,000 of non-cash expense related to the accretion of the intrinsic value of the conversion feature and warrants associated with both notes. The second component is net fair value adjustments included in earnings related to these instruments amounted to a gain of approximately $181,000 for the quarter ended September 30, 2007. The third major component of other expense is approximately $27,000 in fees and expenses related to amortization of deferred financing costs for the 2004 and 2005 Notes. In comparison, three major components of other expense in the quarter ended September 30, 2006, associated with the Laurus 2004 and 2005 Notes, totaling approximately $89,000, were approximately $98,000 of cash interest expense, paid on the 2004 and 2005 Notes and approximately $193,000 of non-cash expense related to the accretion of the intrinsic value of the conversion feature and warrants, a gain of approximately $229,000 of net fair value adjustments and approximately $27,000 in fees and expenses related to amortization of deferred financing costs for the 2004 and 2005 Notes.

Total other expense decreased 13% or approximately $14,000 to approximately $93,000 from approximately $107,000 during the quarters ended September 30, 2007 and 2006, respectively. The primary reason for the decrease in other expense was a decrease in interest expense paid on the 2004 and 2005 Notes.

Interest expense paid on the 2004 and 2005 Notes decreased to approximately $77,000 during the quarter ended September 30, 2007 from approximately $98,000 for the quarter ended September 30, 2006. As our principal loan amount outstanding for the 2004 and 2005 Notes decreases as we pay down the notes, interest expense will continue to decrease in future periods.

Interest income increased to $35,000 for the quarter ended September 30, 2007 from approximately $9,000 for the quarter ended September 30, 2006 due to improved investment management.

Other expenses decreased to zero for the quarter ended September 30, 2007 compared to $25,000 other expense we accrued for the quarter ended September 30, 2006 for potential payment of our pro-rata share of a promissory note in principal amount of $50,000 issued jointly by Saigene Corporation and Pacific Biometrics in connection with an asset purchase agreement dated August 28, 2002.

NET LOSS:

                                       Three months Ended
                                          September 30,
Dollars in thousands, rounded to     ---------------------    $           %
       nearest thousand                 2007       2006     Change      Change
--------------------------------------------------------------------------------
Net Income (Loss)                       (149)      (203)      54         (27)
--------------------------------------------------------------------------------
Percentage of Revenue                    (7)%       (8)%
------------------------------------------------------------------------------

We had a net loss of approximately $149,000 and $203,000 for the quarters ended September 30, 2007 and 2006, respectively. The improvement in our net loss position between the quarters ended September 30, 2007 and 2006 was approximately $54,000 and is primarily attributable to a sharper decrease in selling, general and administrative expenses as compared to the decrease in revenue during the same period.

The 35% decrease in selling, general and administrative expense was primarily the result of a significant decrease in our share-based compensation expense. In addition, we reduced our legal, recruiting and consulting expenses, other outside services and employee bonuses, which also contributed to the overall decrease in selling, general and administrative expense.

The 13% decrease in other expense was due to a decrease in interest expense paid on the 2004 and 2005 Notes, an increase in interest income and decrease in other expenses.

LIQUIDITY AND CAPITAL RESOURCES:

We had net losses for the quarters ended September 30, 2007 and September 30, 2006. Revenue for the quarter ended September 30, 2007 was significantly lower than revenue in the comparable prior fiscal period. Although we saw significant improvement in revenue during the first quarter of the 2007 fiscal year, we did not generate revenue at the same level during the first quarter of the 2008 fiscal year. Should revenue continue to decrease, we will not be able to avoid our previous experience of significant losses and adverse effects on our cash and working capital positions. Our operations historically have been funded through revenue generated from operations and from the sale and issuance of our common stock, preferred stock and debt.

At September 30, 2007, our cash and cash equivalents were approximately $3,900,000, compared to approximately $4,220,000 at June 30, 2007. We currently expect that our current cash, current assets and any cash flows from operations will be sufficient to fund operations into fiscal 2009. However, any future decreases in revenue could adversely affect our financial condition. Our working capital at September 30, 2007 was approximately $734,000, compared to working capital of approximately $827,000 at June 30, 2007.

The decrease in our working capital is primarily attributable to decreases in accounts receivable, prepaid expenses and cash and increases in accrued liabilities. Changes providing favorable impact to our working capital included decreases in advances from customers, accounts payable, current portion of secured convertible notes, derivative liability relating to secured convertible notes and an increase in other receivables.

Total liabilities recorded on our balance sheet as of September 30, 2007 were approximately $5,318,000 compared to approximately $5,859,000 as of June 30, 2007. The decrease in liabilities was primarily the result of a decrease in secured convertible note and derivative liability relating to secured convertible note. A significant component of our liabilities are represented by the 2004 and 2005 Notes with Laurus. As required by U.S. generally accepted accounting principles, the liability we recorded for the 2004 and 2005 Notes reflected an aggregate discount from the face value of the notes by approximately $559,000, related to the valuation of the beneficial conversion feature and the warrants. During the quarter ended September 30, 2007, we paid approximately $150,000 of the principal amount due on the 2005 note and $250,000 on the 2004 note. We will pay approximately $133,000 per month through November 2008, reduced to $50,000 per month in December 2008 until both notes are paid at January 2009. We expect to have sufficient cash generated from operations and cash reserves to make all required payments on both notes. As of September 30, 2007 the remaining aggregate principal balance on the 2004 and 2005 Notes was approximately $1,967,000. If the discount to face value is disregarded, our total liabilities would be approximately $5,877,000 as of September 30, 2007 and $6,620,000 as of June 30, 2007.

Net cash provided by operating activities was approximately $135,000 for the quarter ended September 30, 2007, compared to approximately $633,000 for the quarter ended September 30, 2006. For the quarter ended September 30, 2007, net cash provided by operations included the effect of approximately $74,000 in depreciation and amortization, approximately $203,000 of accretion related to the 2004 and 2005 Notes and approximately $181,000 gain from embedded and freestanding derivative liability.

Cash used in financing activities included approximately $444,000 for the quarter ended September 30, 2007, primarily payments on the notes payable to Laurus. Our investing activities consisted of purchases of capital equipment for approximately $11,000.

As described above, we experienced a significant decrease in revenues for the quarter ended September 30, 2007 and we incurred significant negative impact to operating income and show net losses overall. Our cash and working capital positions have declined in the quarter ended September 30, 2007 as the decrease in revenues has had an overall negative impact on operations. In response to the reduction in revenues we have made additional efforts to control expenses for insurance, legal, and additional public company expenses such as investor relations, filing fees and printing and other miscellaneous expense. However, in an effort to improve our competitive position in the marketplace and to increase revenue, we intend to continue to actively increase our business development activities, and make additional revenue-driven investments in our technology infrastructure, operations and other areas of our business. These efforts will require significant amounts of time, effort and funding.

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

Several factors may adversely affect our future revenues. We remain uncertain how the current issues surrounding torcetrapib will affect the clinical development of CETP inhibitors at other pharmaceutical companies, or the effect on other drug classes currently being evaluated for their favorable effects on HDL ("good") cholesterol levels and on reverse cholesterol transport. There have been no public announcement by other major pharmaceutical companies about discontinuing development of related drugs, but we intend to monitor the situation and assess any potential impacts should they arise.

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

     o Decreases in work submitted to us from our clients, including any delays in undertaking clinical studies or submitting samples for testing services, early termination or reductions in work orders or clinical studies, decreases in the volume or timing of new work orders or a shift in clinical trials to emerging geographies outside of the United States; and

     o We generally do not have long-term contracts with clients for our services; any project we undertake may generally be terminated at any time by the client on short notice.

Many of the above factors are outside of our control, and all of the above factors are difficult for us to forecast. These factors can adversely affect our business and operating results materially for one quarter or a series of quarters.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (b) accumulated and communicated to management, including our Chief Executive Officer and Vice President of Finance and Controller, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Vice President of Finance and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, management and our Chief Executive Officer and Vice President of Finance and Controller concluded that our disclosure controls and procedures are effective.

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

PART II - OTHER INFORMATION


ITEM 5. OTHER INFORMATION

On October 19, 2007, we entered into an amendment to our employment agreement with Ronald R. Helm, our Chief Executive Officer. The amendment extends Mr. Helm's employment agreement through September 30, 2009 at an annual base salary of $240,000. In addition, in connection with the amendment, we awarded to Mr. Helm 200,000 shares of restricted stock pursuant to the terms of our 2005 Stock Incentive Plan.


ITEM 6. EXHIBITS

10.1 Second Amendment to Executive Employment Agreement between Pacific Biometrics Inc. and Ronald R. Helm, dated October 19, 2007
31.1   Certification of Ronald R. Helm, Chief Executive Officer
31.2   Certification of John P. Jensen, Vice President of Finance and Controller
32.1 Certification of Ronald R. Helm, Chief Executive Officer and John P. Jensen, Vice President of Finance and Controller, of Pacific Biometrics, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2007
                                    /s/ Ronald R. Helm
                                    -------------------------------
                                    Ronald R. Helm
                                    Chief Executive Officer
                                    (principal executive officer)


                                    /s/ John P. Jensen
                                    -------------------------------
                                    John P. Jensen
                                    Vice President of Finance and Controller
                                    (principal financial and accounting officer)