Form 10QSB
period 2007-12-31
PACIFIC BIOMETRICS INC
filed 2008-02-13
CIK 1020475

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-QSB

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended December 31, 2007


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

As of February 8, 2008, the issuer had 18,920,147 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]
================================================================================

                            PACIFIC BIOMETRICS, INC.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of December 31, 2007
     (unaudited) and June 30, 2007 (audited)...........................       3

     Consolidated Statements of Operations for the three- and six-month
     periods ended December 31, 2007 and 2006 (unaudited)..............       4

     Consolidated Statements of Cash Flows for the six-month periods
     ended December 31, 2007 and 2006 (unaudited)......................       5

     Notes to Consolidated Financial Statements (unaudited)............       6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...........................      12

ITEM 3 - CONTROLS AND PROCEDURES.......................................      21


PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION.............................................      22

ITEM 6 - EXHIBITS......................................................      22

SIGNATURES.............................................................      23

                            PACIFIC BIOMETRICS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,    June 30,
                                    ASSETS                                                   2007            2007
                                                                                         (unaudited)      (audited)
                                                                                         -----------     -----------
Current assets:
    Cash and cash equivalents                                                            $ 2,868,675     $ 4,219,926
    Accounts receivable, net                                                               1,328,310       1,659,483
    Other receivables, net                                                                   261,753         261,753
    Inventory                                                                                202,551         163,965
    Prepaid expenses and other assets                                                        210,073         104,825
    Deferred financing cost on secured convertible note - current portion                     72,032         107,170
                                                                                         -----------     -----------
          Total current assets                                                             4,943,394       6,517,122

Property and equipment, net                                                                  784,865         835,934

Other assets:
    Deferred financing cost on secured convertible note - long-term portion                      --           18,447
                                                                                         -----------     -----------
          Total assets                                                                   $ 5,728,259     $ 7,371,503
                                                                                         ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                     $   530,177     $   482,058
    Accrued liabilities                                                                      437,388         478,794
    Advances from customers                                                                1,019,394       1,093,776
    Capital lease obligation - current portion                                                47,260          58,841
      Secured convertible note - current portion, net of unaccreted fair value assigned to conversion feature and
      warrants of $558,923 and $1,684,210 respectively                                     1,191,696       1,604,761
   Embedded derivative liability - current  portion                                          880,609       1,047,492
   Freestanding derivative liability - current portion                                       645,559         811,536
    Other notes payable - current portion                                                    161,616         113,339
                                                                                         -----------     -----------
          Total current liabilities                                                        4,913,699       5,690,597

Capital lease obligations - long - term portion                                              104,212          65,619
Other notes payable - long - term portion                                                          -         102,467
                                                                                         -----------     -----------
          Total liabilities                                                                5,017,911       5,858,683
                                                                                         -----------     -----------

Stockholders' equity:
    Preferred stock, Series A convertible $0.01 par value, 5,000,000 shares
     authorized, 0 shares issued and outstanding for 2007 and 2006                               --              --
    Common stock, $0.01 par value, 30,000,000 shares authorized,
     18,920,147 and 18,336,884 shares issued and outstanding, respectively                   362,803         360,803
    Additional paid-in capital                                                            28,450,659      28,288,347
    Accumulated deficit                                                                  (28,099,819)    (27,133,035)
    Treasury stock                                                                            (3,295)         (3,295)
                                                                                         -----------     -----------
          Total stockholders' equity                                                         710,348       1,512,820
                                                                                         -----------     -----------

          Total liabilities and stockholders' equity                                     $ 5,728,259     $ 7,371,503
                                                                                         ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                        Three Months Ended              Six Months Ended
                                                                           December 31,                    December 31,
                                                                   ----------------------------    ----------------------------
                                                                       2007            2006            2007            2006
                                                                   ------------    ------------    ------------    ------------
Revenues                                                           $  1,647,535    $  2,218,846    $  3,729,197    $  4,823,730
                                                                   ------------    ------------    ------------    ------------

Laboratory expenses and cost of sales                                 1,145,003       1,427,998       2,367,683       2,720,114
                                                                   ------------    ------------    ------------    ------------
     Gross profit                                                       502,532         790,848       1,361,514       2,103,616
                                                                   ------------    ------------    ------------    ------------

Operating expenses:
    Selling, general and administrative                               1,231,715         855,435       2,146,150       2,263,889
                                                                   ------------    ------------    ------------    ------------

Operating loss                                                         (729,183)        (64,587)       (784,636)       (160,273)
                                                                   ------------    ------------    ------------    ------------

Other income (expense):
  Interest expense                                                      (59,843)       (102,413)       (136,377)       (200,907)
  Interest expense from accretion of conversion feature and            (183,952)       (192,857)       (386,935)       (385,715)
    warrants - secured convertible debt
  Gain on adjustment of embedded and freestanding derivatives
    to fair value                                                       151,632           3,591         332,860         232,822
  Amortization of deferred financing costs - secured
    convertible debt                                                    (26,792)        (26,793)        (53,585)        (53,585)
  Interest income                                                        32,737          10,966          67,603          20,399
  Other income                                                              137             656             196             749
  Warrant expense for equipment lease and financing                      (2,955)         (2,955)         (5,910)         (5,910)
  Other expense                                                            --           (25,000)           --           (50,000)
                                                                   ------------    ------------    ------------    ------------
     Total other income (expense)                                       (89,036)       (334,805)       (182,148)       (442,146)

Net loss before tax expense                                            (818,219)       (399,392)       (966,784)       (602,419)
                                                                   ------------    ------------    ------------    ------------

Tax expense                                                                --              --              --              --

Net loss                                                           $   (818,219)   $   (399,392)   $   (966,784)   $   (602,419)
                                                                   ============    ============    ============    ============

Net loss per share:
  Basic loss per share                                             $      (0.04)   $      (0.02)   $      (0.05)   $      (0.03)
                                                                   ============    ============    ============    ============
  Diluted loss per share                                           $      (0.04)   $      (0.02)   $      (0.05)   $      (0.03)
                                                                   ============    ============    ============    ============

Weighted average common shares outstanding:
  Basic                                                              18,920,147      18,865,021      18,713,240      18,565,617
                                                                   ============    ============    ============    ============
  Diluted                                                            18,920,147      18,865,021      18,713,240      18,565,617
                                                                   ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                               Six Months Ended
                                                                                                  December 31,
                                                                                         ----------------------------
                                                                                             2007             2006
                                                                                         -----------      -----------
Cash flows from operating activities:
  Net loss                                                                               $  (966,784)     $  (602,419)

  Reconciliation of net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                            137,345          141,979
    Accretion of fair value assigned to conversion feature and warrants                      386,935          385,714
    Amortization of deferred financing costs on  secured convertible note                     53,585           53,585
    Gain from embedded and freestanding derivative liabilities relating to secured
       convertible note                                                                     (332,860)        (232,822)
    Warrant expense for equipment lease and financing                                          5,911            5,910
    Compensation expense (income) from restricted shares and options                         158,402          550,267
    Changes in assets and liabilities:
       Accounts receivable                                                                   331,173          (19,378)
       Other receivable                                                                         --            (37,731)
       Inventory                                                                             (38,586)            --
       Prepaid expenses and other assets                                                    (105,248)        (131,292)
       Advances from customers                                                               (74,382)         (66,039)
       Accounts payable                                                                       48,119          (39,643)
       Accrued liabilities                                                                   (41,406)          (3,243)
                                                                                         -----------      -----------
       Net cash  provided (used) by operating activities                                    (437,796)           4,889
                                                                                         -----------      -----------

Cash flows from investing activities:
  Purchases of capital equipment                                                             (20,609)         (45,655)
  Acquisition of Company common stock                                                           --           (200,000)
                                                                                         -----------      -----------
       Net cash used in investing activities                                                 (20,609)        (245,656)
                                                                                         -----------      -----------

Cash flows from financing activities:
     Payments on notes payable                                                              (854,190)        (333,633)
     Payments on capital lease obligations                                                   (38,655)         (27,490)
                                                                                         -----------      -----------
          Net cash used in financing activities                                             (892,845)        (361,123)
                                                                                         -----------      -----------

Net increase (decrease) in cash and cash equivalents                                      (1,351,251)        (601,890)
Cash and cash equivalents, beginning of period                                             4,219,926        5,497,737
                                                                                         -----------      -----------

Cash and cash equivalents, end of period                                                 $ 2,868,675      $ 4,895,847
                                                                                         ===========      ===========

Supplemental Information:
Cash paid during the period for interest                                                 $   116,659      $   193,008
Cash paid during the period for income taxes                                             $      --        $      --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Pacific Biometrics, Inc., a Delaware corporation ("PBI" or the "Company"), provides specialty reference laboratory services to the pharmaceutical and diagnostics industries. The Company was incorporated in Delaware in May 1996. The Company conducts its business primarily through its wholly-owned subsidiary, Pacific Biometrics, Inc., a Washington corporation ("PBI-WA"). The Company's three other wholly-owned subsidiaries are PBI Technology, Inc., a Washington corporation, BioQuant, Inc., a Michigan corporation, and Pacific Biomarkers, Inc., a Washington corporation (see Condensed Notes to Consolidated Financial Statements (unaudited) Note 5. Subsequent Events). All material intercompany balances and transactions have been eliminated in the accompanying consolidated unaudited interim financial statements.

Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods. Operating results for the three- and six-month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited financial statements and related condensed notes should be read in conjunction with the audited financial statements and notes thereto, for its fiscal year ended June 30, 2007, as previously reported in the Company's annual report on Form 10-KSB.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"), an amendment of ARB No. 51. SFAS 160 was issued to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly called minority interests) and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. SFAS 160 applies prospectively for fiscal years and interim periods beginning on or after December 15, 2008, except for the presentation and disclosure requirements. The presentation and discloser requirements shall be applied retrospectively for all periods presented. The Company is currently assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact that SFAS 141(R) may have on our financial position, results of operations, and cash flows.

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

ACCOUNTS RECEIVABLE

Trade accounts receivable are stated at amounts billed to and due from clients, net of an allowance for doubtful accounts. Credit is extended based on evaluation of a client's financial condition, and collateral is not required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. The Company writes off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. At December 31, 2007 the Company deemed no accounts receivable uncollectible.

Other accounts receivable consist of non-trade receivables such as state business and occupation tax refunds, notes receivable and employee accounts receivable. These receivables are stated at amounts per invoice or agreement and due from other parties net of an allowance for doubtful accounts. Credit is extended based on evaluation of the parties financial condition, and collateral may be required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. The Company writes off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. At December 31, 2007 the Company deemed that 100% of the note receivable from Saigene Corporation was uncollectible due to their recent bankruptcy filing.

INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined on a first in, first out (FIFO) basis. Our inventory consists of reagent chemicals, which the Company began buying in bulk in 2007, which are used in our laboratory testing.

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

FINANCIAL INSTRUMENTS

The carrying amounts of cash, cash equivalents, and accounts receivable approximate fair value due to the short-term maturities of these instruments. The carrying value of the Company's secured convertible note is recorded net of the unamortized fair value assigned to the conversion feature and warrants, representing its estimated fair value. The carrying value of the Company's other debt approximates their estimated fair values due to the rates of interest on the debt approximate current interest rates for similar obligations with like maturities.

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

The Company uses the Black-Scholes option-pricing model to estimate the calculated value of its share-based payments. Stock options are valued as of the date of grant. The volatility assumption used in the Black-Scholes formula is based on the volatility of the PBI stock. The following assumptions were used to compute the fair value of option grants for the six-month periods ended December 31:

                                                   2007             2006
                                                 --------         --------
     Expected volatility                          108.42%           74.65%
     Expected dividend yield                        0.00%            0.00%
     Risk-free interest rate                        4.04%            4.71%
     Expected life                               10 years         10 years

The Company granted 200,000 restricted shares under its incentive compensation plans during the three-month period ended December 31, 2007 and did not grant any equity-based payment awards for the comparable period of 2006. For the comparable six-month periods, the Company granted 200,000 equity-based payment awards in the six months ended December 31, 2007, compared to 550,269 incentive-based stock options in the six months ended December 31, 2006.

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

LOSS PER SHARE

Basic loss per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options that have vested or will vest within 60 days of December 31, 2007 (or February 29, 2008), warrants using the "treasury stock" method and the effect of preferred stock on an as-converted basis. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding and does not include the effect of dilution from outstanding stock options that have vested or will vest within 60 days of December 31, 2007 and warrants using the "treasury stock" method. All per share calculations exclude treasury shares.

Due to the Company's net losses for the three- and six-month periods ended December 31, 2007 and 2006, respectively, common stock equivalents related to the Company's a) in-the-money, vested options and b) in-the-money warrants were not used in the computation of diluted loss per share because the effect would be anti-dilutive. As of December 31, 2007, the Company's common stock equivalents included: a) in-the-money, vested options to purchase 183,917 shares of common stock and b) in-the-money warrants to purchase 457,607 shares of common stock.

Components of basic and diluted loss per share were as follows for the three- and six-month periods ended December 31:

                                                                         Three months Ended            Six months Ended
                                                                            December 31,                  December 31,
                                                                        2007           2006           2007           2006
                                                                   ---------------------------------------------------------
Net loss                                                (A)        $   (818,219)  $   (399,392)  $   (966,784)  $   (602,419)
Net loss applicable to common stockholders              (B)        $   (818,219)  $   (399,392)  $   (966,784)  $   (602,419)
Weighted average number of outstanding
shares of common stock                                  (C)          18,920,147     18,865,021     18,713,240     18,565,617
Weighted average number of outstanding
shares of common stock and common stock equivalents     (D)          18,920,147     18,865,021     18,713,240     18,565,617
Net loss per share:
          Basic                                        (B/C)       $      (0.04)  $      (0.02)  $      (0.05)  $      (0.03)
          Diluted                                      (A/D)       $      (0.04)  $      (0.02)  $      (0.05)  $      (0.03)

DEFERRED FINANCE COSTS

In conjunction with the Company's $2.5 million and $1.5 million secured convertible note financings that closed on May 28, 2004 and January 31, 2005, respectively, with Laurus Master Fund, Ltd., a New York City based investment fund ("Laurus"), the Company paid various fees and expenses totaling $461,500, which are being amortized to other expenses at the rate of $26,793 per quarter over the 48-month life of the notes. As of December 31, 2007 and December 31, 2006, there were unamortized balances of $72,032 and $179,202 respectively.

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

3. CONCENTRATION OF CREDIT RISK

The Company's largest client in the quarter ended December 31, 2007 individually accounted for approximately 19% of the Company's total revenues, while the Company's largest client in the quarter ended December 31, 2006 accounted for approximately 31% of the Company's total revenues. As of December 31, 2007 and 2006, respectively, approximately 38% and 40% of the Company's accounts receivable balance were from the two largest clients at that time.

Clients of the Company represent many Fortune 500 pharmaceutical companies. The revenues from several pharmaceutical company divisions are aggregated as a single client for the Company's revenue calculations. Forty four percent of the Company's revenue is derived from Fortune 500 clients for the quarter ended December 31, 2007. The percentage of revenue increases to 59% using the Fortune Global list. The Company's exposure to concentration of credit risk is very low considering the financial strength of the Company's clients.

The Company maintains its cash in three insured commercial accounts and one uninsured investment account at major financial institutions. Although the financial institutions are considered creditworthy and have not experienced any losses on their deposits, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $2,568,675 at December 31, 2007 and by $3,919,926 at June 30, 2007.

4. COMMON STOCK PURCHASES

On August 25, 2006, the Company's board of directors authorized the purchase of shares of common stock of the Company up to an aggregate value of $500,000 for shares at a maximum price of $1.17 per share. The Company paid $200,000 in cash and accrued an additional $1,544 for shares purchased through December 31, 2006. The stock purchase plan expired on August 31, 2007. No purchases of shares of common stock were made during the six-month period ended December 31, 2007.

5. SUBSEQUENT EVENTS

On February 4, 2008, subsequent to the second quarter ended December 31, 2007, the Company announced the formation of a new, wholly-owned subsidiary, Pacific Biomarkers, Inc., a Washington corporation incorporated on January 31, 2008. Pacific Biomarkers was created to focus on the emerging field of biomarker development and testing. To that end, the recently launched new business unit, Clinical Biomarker Services, formed in November, 2007, has been transferred to the subsidiary. Clinical Biomarker Services includes validation of ligand-binding assays for immunogenicity testing and novel biomarkers in a regulatory-compliant laboratory environment. These new specialty biomarker services are supported by investments in new instrument platforms for electrochemiluminescence- and multiplex-based testing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INVESTORS SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED CONDENSED NOTES IN THIS FORM 10-QSB, OUR PRIOR PERIOD FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2007 AND OUR AUDITED FINANCIAL STATEMENTS AND RELATED NOTES FOR THE FISCAL YEAR ENDED JUNE 30, 2007, INCLUDED IN OUR ANNUAL REPORT ON FORM 10-KSB.

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

     BAD DEBT ALLOWANCE

Trade Receivables

We endeavor to assess and monitor the creditworthiness of our clients to which we grant credit terms in the ordinary course of business. We maintain a provision for doubtful accounts to provide for the possibility that amounts due to us may not be collected. As of December 31, 2007, the allowance for bad debt was approximately 2% of our trade receivables, or $29,294. We generally have a high collectibility rate on our accounts receivable, and we believe our allowance for doubtful accounts is reasonable based on our past experience. While we historically have experienced very low levels of bad debt, we continually monitor our current accounts receivable for past due accounts and adjust the allowance as circumstances warrant. As the recorded bad debt provision is based upon management's judgment, actual bad debt write-offs may be greater than or less than the amount recorded. If we have specific knowledge of a current account that may be uncollectible, we will add that amount to our allowance for doubtful accounts. We are susceptible to changes in the pharmaceutical market as well as to changes in the overall economy. A market downturn such as the economy may be currently experiencing, or cost reductions from one of our largest clients, may influence how we estimate our allowance for bad debt. Based on the perceived current changes in the market, we may need to increase our bad debt allowance in future periods, which could reduce our operating and net profits.

Other Receivables

On September 17, 2007 we entered into a loan and security agreement with Saigene Corporation ("Saigene"), pursuant to which we loaned Saigene $100,000 in exchange for a secured promissory note and a security interest in certain of Saigene's intellectual property assets. The 18-month note bears interest at the Prime Rate plus two percentage points (prime plus 2%) per annum, with principal and interest payments due monthly beginning February 1, 2008. To secure the note, we took a senior security interest in Saigene's patent rights. Saigene subsequently filed for Chapter 11 bankruptcy on September 28, 2007. Saigene failed to make its required monthly payment on February 1, 2008. While Saigene is in Chapter 11 bankruptcy and drafting a workout plan, we believe this debt is no longer collectible. Therefore we have increased our allowance for bad debt by the full amount of the debt $100,000 as of December 31, 2007.

As of December 31, 2007, total allowance for bad debt was approximately 8% of our total accounts receivable and other receivables, or $129,294.

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

Selling, general and administrative expenses primarily include business development activities, sales and marketing expenses, advertising and promotional expenses and laboratory administration expenses.

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

RESULTS OF OPERATIONS FOR THREE-MONTH AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2007 AND 2006

                                   Three months Ended                      Six months Ended
                                      December 31,       $         %          December 31,        $         %
Dollars in thousands, rounded    --------------------------------------------------------------------------------
   to nearest thousand              2007      2006     Change    Change     2007       2006     Change    Change
-----------------------------------------------------------------------------------------------------------------
Revenue                            1,648     2,219     (571)      (26)     3,729      4,824    (1,095)     (23)
-----------------------------------------------------------------------------------------------------------------

Our revenue is generated from clinical trials and diagnostic testing services. Our revenue decreased by $571,000, to $1,648,000, down from $2,219,000 or approximately 26%, between the comparable quarters ended December 31, 2007 and 2006, respectively. Our revenue decreased by $1,095,000 to $3,729,000, down from $4,824,000 or approximately 23% between the comparable six-month periods ended December 31, 2007 and 2006, respectively. This decrease was primarily the result of a decrease in both the size and number of clinical trials testing services we performed. We work directly with pharmaceutical and biotech companies as well as other large clinical laboratories that refer ("Referral Laboratory Partners") specialty laboratory testing to us. In fiscal 2008, our Referral Laboratory Partners have advised us of a shift in clinical trial revenues to emerging geographies located outside of the United States. Additionally, they advise of slow enrollment in Phase II trials and delays in projected time frames in clinical trials where we derive significant portions of our revenue. We anticipate that these trends may negatively impact the amount of testing work referred to us, as well as the number of studies and contracts available for us to bid on. We experience significant uncertainty regarding existing revenues and estimates of future revenues, during any period. Studies that we bid on are uncertain until we have a signed contract. Once work on a study commences, it may be cancelled by the sponsor at some time during the testing phase. Accordingly, our revenues significantly hinge on the success or failure of the testing phase, and factors that are not within our control. Moreover, drug development activities by pharmaceutical companies in the lipid / cholesterol market in general, representing a major portion of our revenues, remain unclear. In addition, several factors may adversely affect our future revenues, including a large number of pharmaceutical companies' cost reduction announcements.

During the three- and six-month periods ended December 31, 2007, our top five clients accounted for approximately $1,260,000, or 76%, and $2,625,000, or 71%, of our total revenue, compared to approximately $1,600,000, or 72%, and 2,926,000, or 61%, of our total revenue from our top five clients for the three- and six-months periods ended December 31, 2006. While we have been making efforts to diversify our client base, we expect to remain substantially dependent on our largest five clients for a significant portion of our revenue, and as such, a decrease or increase in the volume of services performed for any one or more of these clients will likely continue to significantly impact our revenue.

During the three- and six-month periods ended December 31, 2007, revenue generated from clinical trials testing services accounted for approximately 69% and 68% of our total revenue as compared to 67% and 68% during the three- and six-month periods ended December 31, 2006. During each of the three- and six-month periods ended December 31, 2007, revenue generated from diagnostic services accounted for approximately 1% of our total revenue as compared to 6% during each of the three- and six-month periods ended December 31, 2006. During the three- and six-month periods ended December 31, 2007, revenue generated from referral sources accounted for approximately 30% and 31% of our total revenues as compared to 27% and 26% during the three and six-month periods ended December 31, 2006.

Management continues its review of developments in the dyslipidemia drug development market that provides a substantial portion of our revenues. As previously discussed in our prior SEC filings, the late-stage withdrawal of the HDL-raising drug torcetrapib by Pfizer in December 2006 has the potential to significantly impact our future revenues. To date, a limited number of current studies have been postponed, suspended or terminated, although we noticed overall softness in the lipid testing market during calendar 2007. However, Roche Holding AG recently announced that it intends to proceed to phase III development of its CETP inhibitor (a drug in the same class as torcetrapib) R1658, and Merck & Co., Inc. announced positive phase IIb results for its drug, anacetrapib. These and related developments lead management to be cautiously optimistic about a possible upturn in the lipid testing market during calendar 2008, although the extent of such an upturn, if it were to occur, is difficult to predict and the potential that we would receive the benefit of such increased testing is difficult to gauge. We believe we are well positioned in the lab services market for the dyslipidemia therapeutic area to take advantage of other drug classes coming into the pipeline. Indeed, we are involved with many top pharmaceutical companies, providing testing services for drugs related to but distinct from the CETP inhibitors.

LABORATORY EXPENSE AND COST OF GOODS SOLD:

                                        Three months Ended                        Six months Ended
                                           December 31,          $        %         December 31,        $        %
Dollars in thousands, rounded          -------------------------------------------------------------------------------
   to nearest thousand                   2007        2006      Change   Change     2007      2006     Change   Change
----------------------------------------------------------------------------------------------------------------------
Laboratory Expenses and Cost of
Goods Sold                              1,145       1,428       (283)     (20)    2,368     2,720     (352)     (13)
----------------------------------------------------------------------------------------------------------------------
Percentage of Revenue                     69%         64%                           63%       56%
------------------------------------------------------------                    --------------------

Laboratory expense and cost of goods sold consist primarily of salaries and related benefits to employees performing analysis of clinical trial samples and the cost of reagents and supplies for analysis of clinical trial samples, and secondarily, of payments to subcontractors for laboratory services and other expenses such as rent, insurance, business and occupation taxes.

Laboratory and cost of goods sold expense items are highly variable due to the mix of services provided in any given period, overall volume of tests performed, new and highly complex assays utilized and subcontracted laboratory services.

The following table illustrates changes in Laboratory Expenses and Cost of Goods Sold in fixed and variable expense categories:

                                                  Three months Ended
                                                     December 31,                   $        %
                                     ------------------------------------------------------------
Dollars in thousands, rounded                      % of                 % of
    to nearest thousand                  2007     revenue     2006     revenue   Change   Change
-------------------------------------------------------------------------------------------------
     Fixed Cost Detail
Rent, Utilities, Certain Taxes         $   124       8%     $   122       5%     $    2       2

     Variable Cost Detail
Wages, Taxes, Benefits                     460      28%         527      24%        (67)    (13)
Reagent Chemicals                          412      25%         501      23%        (89)    (18)
Other Variable Costs                       149       9%         277      13%       (129)    (46)
       Total                             1,021      62%       1,306      59%       (285)    (22)

Total Cost of Goods Sold               $ 1,145      70%     $ 1,428      64%     $ (283)    (20)
-------------------------------------------------------------------------------------------------

                                                  Six months Ended
                                                     December 31,                  $        %
                                     ------------------------------------------------------------
Dollars in thousands, rounded                      % of                 % of
    to nearest thousand                  2007     revenue     2006     revenue   Change   Change
-------------------------------------------------------------------------------------------------
     Fixed Cost Detail
Rent, Utilities, Certain Taxes         $   260       7%     $   246       5%     $   14       5

     Variable Cost Detail
Wages, Taxes, Benefits                     925      25%       1,053      22%       (128)    (12)
Reagent Chemicals                          824      22%         868      18%        (44)     (5)
Other Variable Costs                       359      10%         552      11%       (193)    (35)
       Total                             2,108      57%       2,474      51%       (365)    (15)

Total Cost of Goods Sold               $ 2,368      64%     $ 2,720      56%     $ (352)    (13)
-------------------------------------------------------------------------------------------------

For the comparable quarters ended December 31, 2007 and 2006, laboratory expenses and cost of goods sold decreased by approximately $283,000, or 20%, to $1,145,000, down from $1,428,000, respectively, and as a percentage of revenue, increased to approximately 70%, up from approximately 64%. The largest component of laboratory expense for the quarter ended December 31, 2007 was salaries and related benefits. During the comparable quarters ended December 31, 2007 and 2006, respectively, salaries and related benefits accounted for approximately 28% and 24% as a percentage of revenue. Laboratory salaries and related benefits decreased 13% to approximately $460,000 from $527,000 for the quarters ended December 31, 2007 and 2006. While the revenue from our clinical studies during the quarter ended December 31, 2007 has declined compared to the quarter ended December 31, 2006, we have not reduced our laboratory staff. Our highly skilled laboratory technical personnel are difficult to find, and once hired, are trained extensively on our proprietary methods.

The other primary component of laboratory expense is the cost of laboratory reagents and supplies for analysis of clinical trial samples. During the comparable quarters ended December 31, 2007 and 2006, respectively, laboratory reagents and supplies decreased by 18% to approximately $412,000 from $501,000 following the reduction in revenue. During the comparable quarters ended December 31, 2007 and 2006, respectively, the cost of laboratory reagents and supplies accounted for approximately 25% and 23% as a percentage of revenue reflecting a change in mix of testing performed in the laboratory.

Outside service costs are incurred where a portion of testing is outsourced and which are included in the category of Other Variable Costs, showed a much higher than expected decrease of 46% for the quarter ended December 31, 2007 compared to the decrease in revenue of 26%. These costs are highly variable due to the type of testing performed in the laboratory during any period.

For the comparable six-month periods ended December 31, 2007 and 2006, laboratory expenses and cost of goods sold decreased approximately 13% to $2,368,000 from $2,720,000, respectively, and as a percentage of revenue, increased to approximately 64% from approximately 56%. The relative decrease in laboratory expense and cost of goods sold in dollars was primarily the result of decreases in reagent costs, staffing as laboratory technologists were moved to the science and technology department which is included in the general and administrative department and outside service expense over the comparable period. Laboratory salaries and related benefits decreased 12% to approximately $925,000 from $1,053,000 for the six-month periods ended December 31, 2007 and 2006, respectively. Salaries and related benefits accounted for approximately 39% and 39% of total laboratory expense and cost of goods sold for the six-month periods ended December 31, 2007 and 2006, respectively. On December 31, 2007 we had 39 FTE in our laboratory services. This compares to 41 FTE on December 31, 2006.

Laboratory reagents and supplies expense decreased 5% to approximately $824,000 from $868,000 for the six-month periods ended December 31, 2007 and 2006. During the comparable six month periods ended December 31, 2007 and 2006, respectively, the cost of laboratory reagents and supplies accounted for approximately 22% and 18% as a percentage of revenue. This reflects a decrease of approximately $44,000 in a change in mix of testing performed in the laboratory. A major factor in this decrease was the cost of reagent chemicals used in our laboratory testing. These costs are highly variable depending on the type tests performed and level of revenues. These costs did not decrease as much as would be expected given the decrease in revenue.

Other Variable Costs showed a decrease of 35% for the six month ended December 31, 2007 compared to the six months ended December 31, 2006. The major reason for a decrease in other variable costs was a decrease in outside services of approximately $162,000. This decrease partially explains the relatively small reduction in laboratory reagent cost. The mix of testing in the six-month period ended December 31, 2007 used significantly less outside services than for the comparable period ended December 31, 2006.

Fixed Costs for the quarter ended December 31, 2007 increased compared to the quarter ended December 31, 2006, by 2%, from approximately $122,000 to $124,000. This increase was due to increase in laboratory insurance liability costs and laboratory seminars and training expense. These expense categories were also the main reason for Fixed Cost increase for the six-month period ended December 31, 2007 compared to the six-month period ended December 31, 2006. Fixed Costs for the six-month period ended December 31, 2007 increased 5% from approximately $246,000 to $260,000 compared to the six-month period ended December 31, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

                                                Three months Ended                      Six months Ended
                                                    December 31,        $        %         December 31,        $        %
Dollars in thousands, rounded                   -----------------------------------------------------------------------------
   to nearest thousand                             2007      2006     Change   Change     2007      2006     Change   Change
-----------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expense       1,232       855       377      44      2,146     2,264      (118)     (5)
-----------------------------------------------------------------------------------------------------------------------------
Percentage of Revenue                               75%       39%                          58%       47%
-------------------------------------------------------------------                     ------------------

Our selling, general and administrative expense consists primarily of compensation for our executive officers, board members and other selling, general and administrative personnel (including those in business development, laboratory administration, and our science and technology department), share-based compensation, business development expenses, and legal and accounting fees.

For the comparable quarters ended December 31, 2007 and 2006, respectively, selling, general and administrative expense increased 44% to approximately $1,232,000, up from $855,000. As a percentage of revenue, selling, general and administrative expense was 75% and 39%, respectively, for the quarters ended December 31, 2007 and 2006.

For the quarter ended December 31, 2007, we had overall increases in business development expense (including the hiring of a new senior vice president in business development, trade show expenses and other business development expense) and overall increases in our science and technology department (as a result of hiring a new scientist and moving and recategorizing two of our laboratory technologists from our lab, as laboratory expense, to our science and technology department, as selling, general and administrative expense). The largest component of the increase in selling, general and administrative expense for the quarter ended December 31, 2007 was the increase in share-based compensation; 200,000 restricted shares were granted and 15,376 incentive-based stock options vested, for an expense of approximately $152,000. Although we did not grant any equity-based payment awards under our incentive compensation plans during the quarter ended December 31, 2006, our share-based compensation expense increased due to vesting of options from outstanding awards. Other factors for the increase between the comparable quarters include annual salary adjustments, accounting expenses associated with Sarbanes-Oxley Act compliance and legal expenses. Partially offsetting these increases were decreases in contract labor, travel and supply expenses.

For the six-month periods ended December 31, 2007 and 2006, respectively, selling, general and administrative expense decreased 5% to approximately $2,146,000, down from $2,264,000. As a percentage of revenue, selling, general and administrative expense was 58% and 47% for the six-month periods ended December 31, 2007 and 2006.

The primary reason for the overall decrease of selling, general and administrative expense for the six-month period was a significant decrease in share-based compensation expense. Share-based compensation expense was approximately $158,000 based on 200,000 restricted shares granted and 30,752 incentive-based stock options vested; and approximately $550,000 based on 543,234 restricted shares granted and 22,612 incentive-based stock options vested; for the six months ended December 31, 2007 and 2006, respectively. The expense for both periods reflects our award of 130,245 incentive-based stock options in the first quarter of fiscal 2007 that vest and are expensed ratably over 36 months. We intend to distribute additional share-based compensation later in the 2008 fiscal year, which will result in an increase in our share-based compensation expense for such later periods.

Excluding the share-based compensation expense, selling, general and administrative expense increased over the comparable six-month periods ended December 31, 2007 and 2006, for the same reasons as for the comparable quarters as described above, including business development expenses, science and technology, legal and accounting expenses, and annual salary adjustments. Partly offsetting these increases were decreases in employee bonuses, contract labor, and supply expenses.

OTHER EXPENSE:

                                    Three months Ended                    Six months Ended
                                       December 31,        $        %        December 31,       $        %
Dollars in thousands, rounded      ---------------------------------------------------------------------------
    to nearest thousand                2007    2006      Change   Change     2007    2006     Change   Change
--------------------------------------------------------------------------------------------------------------
Other Expense                           89      335       (246)    (73)       182     442      (260)     (59)
--------------------------------------------------------------------------------------------------------------
Percentage of Revenue                   5%      15%                            5%      9%
-----------------------------------------------------                       ----------------

Total other expense decreased 73%, or approximately $246,000, to $89,000 for the quarter ended December 31, 2007, down from $335,000 during the quarter ended December 31, 2006. Total other expense decreased 59%, or approximately $260,000, to $182,000 for the six-month period ended December 31, 2007, down from $442,000 during the six-month period ended December 31, 2007. These decreases are primarily attributable to a decrease in interest expense paid on the 2004 and 2005 Notes, an increase in the gain on adjustment of embedded and freestanding derivatives to fair value and an increase in interest income.

Cash interest expense decreased 42%, or approximately $42,000, to $60,000, down from $102,000 during the quarters ended December 31, 2007 and 2006. Cash interest expense decreased 32%, or approximately $65,000, to $136,000, down from $201,000 during the six-months ended December 31, 2007 and 2006. The gain on adjustment of embedded and freestanding derivatives to fair value increased approximately $148,000 to $152,000, up from $4,000 during the quarters ended December 31, 2007 and 2006. The gain on adjustment of embedded and freestanding derivatives to fair value improved by 43%, or approximately $100,000, to $333,000, up from $233,000 during the six-months ended December 31, 2007 and 2006. Another component of other expense in the quarter and six-months ended December 31, 2007 was approximately $184,000 and $387,000 of non-cash interest expense that represented the accretion of the intrinsic value of the conversion feature and warrants.

Interest income increased to $33,000 for the quarter ended December 31, 2007, up from approximately $11,000 for the comparable period and to $68,000 for the six-months ended December 31, 2007, up from approximately $20,000 for the six-months ended December 31, 2006 due to improved investment management.

Other expenses decreased to zero for the quarter ended December 31, 2007 compared to $25,000 other expense we accrued for the quarter ended December 31, 2006 for payment of our pro-rata share of a promissory note in principal amount of $50,000 issued jointly by Saigene Corporation and Pacific Biometrics in connection with an asset purchase agreement dated August 28, 2002.

NET LOSS:

                                    Three months Ended                        Six months Ended
                                        December 31,         $         %         December 31,        $        %
  Dollars in thousands, rounded    --------------------------------------------------------------------------------
     to nearest thousand               2007      2006      Change    Change     2007      2006     Change   Change
--------------------------------------------------------------------------------------------------------------------
Net Loss                              (818)     (399)       (419)      105      (967)    (602)      (365)     61
--------------------------------------------------------------------------------------------------------------------
Percentage of Revenue                 (50)%     (18)%                           (26)%    (12)%
-------------------------------------------------------                       ------------------

We had a net loss of approximately $818,000 for the quarter ended December 31, 2007 compared to net loss of approximately $399,000 for the quarter ended December 31, 2006 and net loss of approximately $967,000 for the six-month period ended December 31, 2007 compared to a net loss of approximately $602,000 for the six-month period ended December 31, 2006. This increase in net losses was primarily attributable to overall decreased revenues and reduction in percentage of gross profit in the comparable quarters. Revenue has trended down in the first six months due to a decrease in both the size and number of clinical trials testing services we performed. Additional expenses were incurred for staffing and business development, which were partially offset by decreases in share based compensation, employee bonus, outside services and an increase in gain from the adjustment of embedded and freestanding derivatives to fair value.

LIQUIDITY AND CAPITAL RESOURCES:

We had net losses for the quarter and six-month period ended December 31, 2007. Revenue for the quarter and six-month period was significantly lower than revenue in the comparable prior fiscal periods. Although we saw significant improvement in revenue during the first quarter of the 2007 fiscal year, we did not generate revenue at the same level during the first two quarters of the 2008 fiscal year. Our revenues fluctuate, and are likely to continue to fluctuate from quarter to quarter and year to year. Our operations historically have been funded through revenue generated from operations and from the sale and issuance of our common stock, preferred stock and debt.

At December 31, 2007, our cash and cash equivalents were approximately $2,869,000 compared to approximately $4,220,000 at June 30, 2007. Our working capital decreased to approximately $30,000, compared to working capital of approximately $826,000 at June 30, 2007. The decrease of approximately $796,000 in our working capital is primarily attributable to a significant decrease in cash due to principal payments on our secured convertible notes. In addition, increases in the derivative and warrants associated with our secured convertible notes, increases in advances from customers and decreases in accounts receivable contributed to the overall decrease in working capital.

Our ability to continue to fund operations and make scheduled monthly note payments primarily depends on our cash reserves and our ability to increase revenues and cash flows. If our cash flow is insufficient to enable us to support our operations, we may be forced to renegotiate the terms of our debt or find alternative sources of financing. We are exploring our options for creating a line of credit or other general borrowing facility. We currently do not have available to us a bank line of credit or other general borrowing facility. We are continuing to explore other strategic alternatives, which may include a merger, asset sale, joint venture or other similar transaction or forming a joint venture with one or more strategic partners to provide additional capital resources to fund operations.

Total liabilities recorded on our balance sheet as of December 31, 2007 were approximately $5,018,000 compared to approximately $5,859,000 as of June 30, 2007. The decrease in liabilities was primarily the result of a decrease in secured convertible notes, derivative liability and warrants relating to the secured convertible notes. As required by U.S. generally accepted accounting principles, the liability related to the valuation of the conversion feature and the warrants we recorded for the 2004 and 2005 Notes reflected an aggregate discount from the face value of the notes by approximately $375,000. During the quarter ended December 31, 2007, we paid approximately $150,000 of the principal amount due on the 2005 Note and $250,000 on the 2004 Note. We will pay approximately $133,000 per month through November 2008, reduced to $50,000 per month in December 2008 until both notes are paid in January 2009. We expect to have sufficient cash generated from operations and cash reserves to make all required payments on both notes. As of December 31, 2007 the remaining aggregate principal balance on the 2004 and 2005 Notes was approximately $1,567,000. If the discount to face value is disregarded, our total liabilities would be approximately $5,393,000 as of December 31, 2007 and $6,620,000 as of June 30, 2007.

Net cash used by operating activities was approximately $438,000 for the six-month period ended December 31, 2007. For the six-month period ended December 31, 2007, net cash provided by operations included the effect of approximately $137,000 in depreciation and amortization, approximately $387,000 of amortization related to the secured convertible notes, approximately $158,000 in expense from share-based compensation, and approximately $333,000 in income from adjustment of the compound embedded derivative liability relating to our secured convertible notes. Our investing activities used cash of approximately $21,000 for the six-month period ended December 31, 2007 for the purchase of capital equipment. Cash flows used in financing activities included approximately $893,000 in payments on notes payable and payments on capital lease obligations. We have no off-balance sheet financing arrangements.

As described above, we experienced a significant decrease in revenues for the quarter and six-month period ended December 31, 2007 and we incurred net losses. Our cash and working capital positions have declined for the quarter and six-month period ended December 31, 2007 as the decrease in revenues has had an overall negative impact on operations. In response to the reduction in revenues, we have made additional efforts to control expenses for travel, legal, and other public company expenses such as investor relations, filing fees and printing. However, in an effort to improve our competitive position in the marketplace and to increase revenue, we intend to continue to actively increase our business development activities, and make additional revenue-driven investments in our laboratory technology infrastructure, operations and other areas of our business. These efforts will require significant amounts of time, effort and funding.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues if any, within a company have been detected.

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


PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On January 17, 2008, we formally entered into a restricted stock purchase agreement with Ronald R. Helm, our Chief Executive Officer, for his previously awarded 200,000 shares of restricted common stock effective October 19, 2007 (which award we previously disclosed in our Form 10-QSB for the quarter ended September 30, 2007). This restricted stock purchase agreement was made in connection with the second amendment to Mr. Helm's employment agreement entered into on October 19, 2007 and sets forth the terms and conditions for Mr. Helm's award of 200,000 shares of restricted common stock. The restricted shares vest on the third anniversary of the grant date (October 19, 2007) and are subject to forfeiture under certain conditions if his employment is terminated prior to the vesting date.

ITEM 6. EXHIBITS

     10.1   Restricted Stock Purchase Agreement with Ronald R. Helm
     10.2 Form of Restricted Stock Purchase Agreement under 2005 Stock Incentive Plan
     31.1   Certification of Ronald R. Helm, Chief Executive Officer
     31.2 Certification of John P. Jensen, Vice President of Finance and Controller
     32.1 Certification of Ronald R. Helm, Chief Executive Officer and John P. Jensen, Vice President of Finance and Controller, of Pacific Biometrics, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: February 13, 2008

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