Form 10QSB
period 2008-03-31
PACIFIC BIOMETRICS INC
filed 2008-05-14
CIK 1020475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2008


           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period From ______ to ______

                                  -------------

                         Commission File Number 0-21537



                            PACIFIC BIOMETRICS, INC.
        -----------------------------------------------------------------
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

As of May 13, 2008, the issuer had outstanding 18,720,147 shares of common stock.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]
================================================================================

                            PACIFIC BIOMETRICS, INC.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 2008 (unaudited)
         and June 30, 2007 (audited)........................................  4

         Consolidated Statements of Operations for the three- and
         nine-month periods ended March 31, 2008 and March 31, 2007
         (unaudited)........................................................  5

         Consolidated Statements of Cash Flows for the nine-month
         periods ended March 31, 2008 and March 31, 2007 (unaudited)........  6

         Condensed Notes to the Consolidated Financial Statements
         (unaudited)........................................................  7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................................ 12

ITEM 3 - CONTROLS AND PROCEDURES............................................ 20



PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS........................................................... 21

SIGNATURES.................................................................. 21

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report to "we," "us," "our," and the "Company" are to Pacific Biometrics, Inc., a Delaware corporation ("PBI" or the "Company"), and its wholly-owned subsidiaries Pacific Biometrics, Inc., a Washington corporation, PBI Technology, Inc., a Washington corporation, BioQuant, Inc., a Michigan corporation, and Pacific Biomarkers, Inc., a Washington corporation.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

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

The forward-looking statements contained in this Report are subject to risks and uncertainties, including those discussed below and in the section captioned "Factors that May Affect Operating Results," and as discussed in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the concentration of business with large clients, the ability to develop new technology and introduce new products, competition, fluctuations in general economic conditions, the risk of bankruptcy, and changes in policies by regulatory agencies. For additional factors that can affect these forward-looking statements, see the "Risk Factors" section within our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, and in our Registration Statements on Form SB-2. The forward-looking statements contained in this Report speak only as of the date hereof. We caution readers not to place undue reliance on any such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Report to reflect any change in management's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED BALANCE SHEETS

=======================================================================================================================
                                                                                             MARCH 31,       JUNE 30,
                                  ASSETS                                                       2008            2007
                                                                                           (unaudited)      (audited)
                                                                                           ------------    ------------
Current assets:
    Cash and cash equivalents                                                              $  2,036,122    $  4,219,926
    Accounts receivable, net                                                                  1,759,921       1,659,483
    Other receivables, net                                                                      261,753         261,753
    Inventory                                                                                   197,296         163,965
    Prepaid expenses and other assets                                                           231,375         104,825
    Deferred financing cost on secured convertible note - current portion                        45,239         107,170
                                                                                           ------------    ------------
          Total current assets                                                                4,531,705       6,517,122

Property and equipment, net                                                                     739,365         835,934

Other assets:
    Deferred financing cost on secured convertible note - long-term portion                          --          18,447
                                                                                           ------------    ------------
          Total assets                                                                     $  5,271,070    $  7,371,503
                                                                                           ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                       $    500,527    $    482,058
    Accrued liabilities                                                                         444,151         478,794
    Advances from customers                                                                     853,103       1,093,776
    Capital lease obligation - current portion                                                   37,087          58,841
    Secured convertible note - current portion, net of unaccreted fair value
      assigned to conversion feature and warrants of $214,771 and $761,907 respectively         951,897       1,604,761
    Embedded derivative liability - current portion                                             742,167       1,047,492
    Freestanding derivative liability - current portion                                         509,935         811,536
    Other notes payable - current portion                                                       132,689         113,339
                                                                                           ------------    ------------
          Total current liabilities                                                           4,171,556       5,690,597

Capital lease obligations - long - term portion                                                  97,735          65,619
Other notes payable - long - term portion                                                            --         102,467
                                                                                           ------------    ------------
          Total liabilities                                                                   4,269,291       5,858,683
                                                                                           ------------    ------------

Stockholders' equity:
    Preferred stock, Series A convertible $0.01 par value, 5,000,000 shares authorized,
        0 shares issued and outstanding for 2008 and 2007                                            --              --
    Common stock, $0.01 par value, 30,000,000 shares authorized, 18,720,147 and
        18,336,884 shares issued and outstanding, respectively                                  362,803         360,803
    Additional paid-in capital                                                               28,459,815      28,288,347
    Accumulated deficit                                                                     (27,817,544)    (27,133,035)
    Treasury stock                                                                               (3,295)         (3,295)
                                                                                           ------------    ------------
          Total stockholders' equity                                                          1,001,779       1,512,820
                                                                                           ------------    ------------

          Total liabilities and stockholders' equity                                       $  5,271,070    $  7,371,503
                                                                                           ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

=================================================================================================================================
                                                                          Three Months Ended              NINE MONTHS ENDED
                                                                               MARCH 31,                       MARCH 31,
                                                                     ----------------------------    ----------------------------
                                                                         2008            2007            2008            2007
                                                                     ------------    ------------    ------------    ------------
Revenues                                                             $  2,296,310    $  1,755,363    $  6,025,507    $  6,579,093
                                                                     ------------    ------------    ------------    ------------

Laboratory expenses and cost of sales                                   1,200,107       1,266,014       3,567,790       3,986,128
                                                                     ------------    ------------    ------------    ------------
          Gross Profit                                                  1,096,203         489,349       2,457,717       2,592,965

Operating expenses:
    Selling, general and administrative                                   859,723         776,025       3,005,873       3,039,914
                                                                     ------------    ------------    ------------    ------------

Operating income (loss)                                                   236,480        (286,676)       (548,156)       (446,949)
                                                                     ------------    ------------    ------------    ------------

Other income (expense):
    Interest expense                                                      (50,040)        (91,089)       (186,417)       (291,996)
    Interest expense from accretion of conversion feature
       and warrants - secured convertible debt                           (160,201)       (192,857)       (547,136)       (578,572)
    Gain on adjustment of embedded and freestanding derivatives
       to fair value                                                      274,066         141,147         606,926         373,969
    Amortization of deferred financing costs - secured
       convertible debt                                                   (26,793)        (26,793)        (80,378)        (80,378)
    Interest income                                                        11,578          31,688          79,181          52,087
    Other income                                                              140             351             336           1,100
    Warrant expense for equipment lease and financing                      (2,955)         (2,955)         (8,865)         (8,865)
    Other expense                                                              --              --              --         (50,000)
                                                                     ------------    ------------    ------------    ------------
          Total other income (expense)                                     45,795        (140,508)       (136,353)       (582,655)

Net earnings (loss) before tax expense                                    282,275        (427,184)       (684,509)     (1,029,604)
                                                                     ------------    ------------    ------------    ------------

Tax expense                                                                    --              --              --              --
                                                                     ------------    ------------    ------------    ------------

Net earnings (loss)                                                  $    282,275    $   (427,184)   $   (684,509)   $ (1,029,604)
                                                                     ============    ============    ============    ============

Net earnings (loss) per share:
    Basic earnings (loss) per share                                  $       0.02    $      (0.02)   $      (0.04)   $      (0.06)
                                                                     ============    ============    ============    ============
    Diluted earnings (loss) per share                                $       0.01    $      (0.02)   $      (0.04)   $      (0.06)
                                                                     ============    ============    ============    ============

Weighted average common shares outstanding:
    Basic                                                              18,720,147      18,692,918      18,786,668      18,615,728
                                                                     ============    ============    ============    ============
    Diluted                                                            19,221,689      18,692,918      18,786,668      18,615,728
                                                                     ============    ============    ============    ============

                The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

=======================================================================================================================
                                                                                                NINE MONTHS ENDED
                                                                                                     MARCH 31
                                                                                           ----------------------------
                                                                                               2008            2007
                                                                                           ------------    ------------
Cash flows from operating activities:
    Net loss                                                                               $   (684,509)   $ (1,029,604)
    Reconciliation of net loss to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                            182,845         212,668
       Accretion of fair value assigned to conversion feature and warrants                      547,135         578,571
       Amortization of deferred financing costs on  secured convertible note                     80,378          80,378
       Gain from embedded and freestanding derivative liabilities relating to secured
          convertible note                                                                     (606,926)       (373,969)
       Warrant expense for equipment lease and financing                                          8,866           8,863
       Compensation expense from restricted shares and options                                  164,603         554,979
       Changes in assets and liabilities:
       ----------------------------------
          Accounts receivable                                                                  (100,438)        241,203
          Other receivable                                                                           --          (3,490)
          Inventory                                                                             (33,331)             --
          Prepaid expenses and other assets                                                    (126,550)       (126,642)
          Advances from customers                                                              (240,673)         39,187
          Accounts payable                                                                       18,469        (117,351)
          Accrued liabilities                                                                   (34,643)         13,654
                                                                                           ------------    ------------
             Net cash  provided by (used in) operating activities                              (824,774)         78,447
                                                                                           ------------    ------------

Cash flows from investing activities:
    Purchases of capital equipment                                                              (20,609)        (51,021)
    Acquisition of Company common stock                                                              --        (200,000)
                                                                                           ------------    ------------
             Net cash used in investing activities                                              (20,609)       (251,021)
                                                                                           ------------    ------------

Cash flows from financing activities:
    Payments on notes payable                                                                (1,283,116)       (631,046)
    Payments on capital lease obligations                                                       (55,305)        (41,625)
                                                                                           ------------    ------------
             Net cash used in financing activities                                           (1,338,421)       (672,671)
                                                                                           ------------    ------------

Net decrease in cash and cash equivalents                                                    (2,183,804)       (845,245)
                                                                                           ------------    ------------
Cash and cash equivalents, beginning of period                                                4,219,926       5,497,737
                                                                                           ------------    ------------

Cash and cash equivalents, end of period                                                   $  2,036,122    $  4,652,492
                                                                                           ============    ============

Supplemental Information:
Cash paid during the period for interest                                                   $    185,520    $    300,005
Cash paid during the period for income taxes                                                         --              --

                   The accompanying notes are an integral part of these consolidated financial statements.

                            PACIFIC BIOMETRICS, INC.

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Pacific Biometrics, Inc., a Delaware corporation ("PBI" or the "Company"), provides specialty reference laboratory services to the pharmaceutical and diagnostics industries. The Company was incorporated in Delaware in May 1996. The Company conducts its business primarily through its wholly-owned subsidiary, Pacific Biometrics, Inc., a Washington corporation. The Company's three other wholly-owned subsidiaries are PBI Technology, Inc., a Washington corporation, BioQuant, Inc., a Michigan corporation, and Pacific Biomarkers, Inc., a Washington corporation. All material intercompany balances and transactions have been eliminated in the accompanying consolidated unaudited interim financial statements. All references in this report to "we," "our," "us" or similar expressions are to the Company and its wholly-owned subsidiaries.

Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods. Operating results for the three- and nine-month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited financial statements and related condensed notes should be read in conjunction with the audited financial statements and notes thereto, for its fiscal year ended June 30, 2007, as previously reported in our annual report on Form 10-KSB.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"), an amendment of ARB No. 51. SFAS 160 was issued to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly called minority interests) and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. SFAS 160 applies prospectively for fiscal years and interim periods beginning on or after December 15, 2008, except for the presentation and disclosure requirements. The presentation and discloser requirements shall be applied retrospectively for all periods presented. We are currently assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the impact that SFAS 141(R) may have on our financial position, results of operations, and cash flows.

PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include our consolidated financial position, results of operations, and statements of stockholders' equity and cash flows. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

ACCOUNTS RECEIVABLE

Trade accounts receivable are stated at amounts billed to and due from clients, net of an allowance for doubtful accounts. Credit is extended based on evaluation of a client's financial condition, and collateral is not required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. We write off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. At March 31, 2008, we deemed no additional accounts receivable uncollectible.

Other accounts receivable consist of non-trade receivables such as state business and occupation tax refunds, notes receivable and employee accounts receivable. These receivables are stated at amounts per invoice or agreement and due from other parties net of an allowance for doubtful accounts. Credit is extended based on evaluation of the parties financial condition, and collateral may be required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. We write off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. At March 31, 2008, management deemed no additional receivable accounts uncollectible, but nevertheless continued an allowance for the entire receivable from Saigene Corporation that was deemed uncollectible at December 31, 2007 due to their bankruptcy filing late in 2007.

INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined on a first in, first out (FIFO) basis. Our inventory consists of reagent chemicals, which we began buying in bulk in 2007, which are used in our laboratory testing.

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

In accordance with the Financial Accounting Standards Board's Statements of Financial Accounting Standards Statement No. 144 - "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("SFAS 144"), all of our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized.

CLIENT ADVANCES

We receive advances from certain clients to perform consulting, laboratory services, and clinical studies. We apply these advances as payments to invoices as work is completed until the amounts advanced are exhausted. Advances are also applied to invoices for setup and administrative fees, billed upon contract approval. These setup and administrative fees are deferred as unearned income when billed and amortized over the life of the project.

INCOME TAXES

We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax laws and rates that are expected to be in effect when the differences are expected to be recovered. We provide a valuation allowance for deferred tax assets due to the uncertainty of realization. We follow SFAS 109, as amended, to prepare income tax reporting.

FINANCIAL INSTRUMENTS

The carrying amounts of cash, cash equivalents, and accounts receivable approximate fair value due to the short-term maturities of these instruments. The carrying value of our secured convertible note is recorded net of the unamortized fair value assigned to the conversion feature and warrants, representing its estimated fair value. The carrying value of our other debt approximates their estimated fair values due to the rates of interest on the debt approximate current interest rates for similar obligations with like maturities.

DERIVATIVE FINANCIAL INSTRUMENTS

We generally do not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as the embedded conversion features of debt instruments that are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option based derivative financial instruments is determined using the Black-Scholes pricing model.

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

STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), "SHARE-BASED PAYMENT", using the modified prospective transition method. SFAS No. 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-priced model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated income statements.

We use the Black-Scholes option-pricing model to estimate the calculated value of our share-based payments. Stock options are valued as of the date of grant. The volatility assumption used in the Black-Scholes formula is based on the volatility of our common stock. The following assumptions were used to compute the fair value of option grants for the nine-month periods ended March 31:

                                                    2008             2007
                                                  --------         --------
     Expected volatility                          114.88%          108.42%
     Expected dividend yield                        0.00%            0.00%
     Risk-free interest rate                        3.52%            4.04%
     Expected life                                10 years         10 years

We did not grant any equity-based payment awards under our incentive compensation plans during the three-month periods ended March 31, 2008 and March 31, 2007. We granted 200,000 restricted shares in the nine months ended March 31, 2008, compared to 543,234 restricted shares and 130,245 stock options in the nine months ended March 31, 2007.

REVENUE RECOGNITION

We recognize revenue in the period that the related services are performed and collectibility is reasonably assured. Currently, we derive substantially all of our revenues from laboratory services. Service contracts generally take the form of fixed-price contracts. Under fixed-price contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of contract pricing terms and/or a contract amendment. Renegotiated amounts are not included in net revenues until earned, and realization is assured. Advance payments on service contracts are treated as a deposit and applied to periodic billing during the contract period. Setup and administrative fees are billed upon contract approval. Revenues from setup and administrative fees are amortized over the life of the contract. Historically, costs are not deferred in anticipation of work on contracts after they are awarded, but instead are expensed as incurred. All out-of-pocket costs are included in expenses.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options that have vested or will vest within 60 days of March 31, 2008, warrants using the "treasury stock" method and the effect of preferred stock on an as-converted basis. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding and does not include the effect of dilution from outstanding stock options that have vested or will vest within 60 days of March 31, 2007 and warrants using the "treasury stock" method. All per share calculations exclude treasury shares.

Due to our net income for the three-month period ended March 31, 2008, common stock equivalents related to our a) in-the-money, vested options and b) in-the-money warrants were used in the computation of diluted earnings (loss) per share. However, due to our net losses for the three-month period ended March 31, 2007 and nine-month periods ended March 31, 2008 and 2007, respectively, common stock equivalents related to our a) in-the-money, vested options and b) in-the-money warrants were not used in the computation of diluted earnings
(loss) per share because the effect would be anti-dilutive. As of March 31, 2008, our common stock equivalents included: a) in-the-money, vested options to purchase 183,917 shares of common stock and b) in-the-money warrants to purchase 117,625 shares of common stock. As of March 31, 2007, our common stock equivalents included: a) in-the-money, vested options to purchase 1,155,704 shares of common stock and b) in-the-money warrants to purchase 730,727 shares of common stock.

Components of basic and diluted earnings (loss) per share were as follows for the three- and nine-month periods ended March 31:

                                                                             Three months ended          Nine months ended
                                                                                  March 31,                  March 31,
                                                                         -------------------------   -------------------------
                                                                             2008          2007          2008          2007
                                                                         -------------------------   -------------------------
Net income (loss)                                                 (A)    $   282,275   $  (427,184)  $  (684,509)  $(1,029,604)

Net income (loss) applicable to common stockholders               (B)    $   282,275   $  (427,184)  $  (684,509)  $(1,029,604)
                                                                         ===========   ===========   ===========   ===========

Weighted average number of outstanding shares of common stock     (C)     18,720,147    18,692,918    18,786,668    18,615,728
                                                                         ===========   ===========   ===========   ===========
Weighted average number of outstanding shares of common stock
  and common stock equivalents                                    (D)     19,221,689    18,692,918    18,786,668    18,615,728
                                                                         ===========   ===========   ===========   ===========
Income (loss) per share:
          Basic                                                   (B/C)  $      0.02   $     (0.02)  $     (0.04)  $     (0.06)
                                                                         ===========   ===========   ===========   ===========
          Diluted                                                 (A/D)  $      0.01   $     (0.02)  $     (0.04)  $     (0.06)
                                                                         ===========   ===========   ===========   ===========

DEFERRED FINANCE COSTS

In conjunction with our $2.5 million and $1.5 million secured convertible note financings that closed on May 28, 2004 and January 31, 2005, respectively, with Laurus Master Fund, Ltd., a New York City based investment fund ("Laurus"), we paid various fees and expenses totaling $461,500, which are being amortized to other expenses at the rate of $26,793 per quarter over the 48-month life of the notes. As of March 31, 2008 and March 31, 2007, there were unamortized balances of $45,239 and $152,409, respectively.

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

3. CONCENTRATION OF CREDIT RISK

Our largest client in the quarter ended March 31, 2008 individually accounted for approximately 23% of our total revenues, while our largest client in the quarter ended March 31, 2007 accounted for approximately 25% of our total revenues. As of March 31, 2008 and March 31, 2007, approximately 31% and 32% of our accounts receivable balance were from the two largest clients at that time. Component clients included in the largest client calculation may vary from period to period.

Our clients represent many Fortune 500 pharmaceutical companies. The revenues from several pharmaceutical company divisions are aggregated as a single client for our revenue calculations. Fifty percent of our revenue was derived from Fortune 500 clients for the quarter ended March 31, 2008. We believe that our exposure to concentration of credit risk is very low considering the financial strength of our clients.

We maintain cash in three insured commercial accounts and one uninsured investment account at major financial institutions. Although the financial institutions are considered creditworthy and have not experienced any losses on their deposits, our cash balance exceeded Federal Deposit Insurance Corporation
(FDIC) limits by $1,736,122 at March 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INVESTORS SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED CONDENSED NOTES IN THIS FORM 10-QSB, OUR FORM 10-QSB FOR THE PERIODS ENDED DECEMBER 31, 2007, SEPTEMBER 30, 2007 AND OUR AUDITED FINANCIAL STATEMENTS AND RELATED NOTES FOR THE FISCAL YEAR ENDED JUNE 30, 2007, INCLUDED IN OUR ANNUAL REPORT ON FORM 10-KSB. ALSO SEE "CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS" ABOVE.

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

     BAD DEBT ALLOWANCE

Trade Receivables

We endeavor to assess and monitor the creditworthiness of our clients to which we grant credit terms in the ordinary course of business. We maintain a provision for doubtful accounts to provide for the possibility that amounts due to us may not be collected. As of March 31, 2008, the allowance for bad debt was approximately 2% of our trade receivables, or $29,294. We generally have a high collectibility rate on our accounts receivable, and we believe our allowance for doubtful accounts is reasonable based on our past experience. While we historically have experienced very low levels of bad debt, we continually monitor our current accounts receivable for past due accounts and adjust the allowance as circumstances warrant. As the recorded bad debt provision is based upon management's judgment, actual bad debt write-offs may be greater than or less than the amount recorded. If we have specific knowledge of a current account that may be uncollectible, we will add that amount to our allowance for doubtful accounts. We are susceptible to changes in the pharmaceutical market as well as to changes in the overall economy. A market downturn such as the economy may be currently experiencing, or cost reductions from one of our largest clients, may influence how we estimate our allowance for bad debt. Based on the perceived current changes in the market, we may need to increase our bad debt allowance in future periods, which could reduce our operating and net profits.

Other Receivables

Included in our "other receivables" is a $100,000 note receivable from Saigene Corporation. Saigene filed for Chapter 11 bankruptcy on September 28, 2007. While Saigene is in Chapter 11 bankruptcy and drafting a workout plan, we have recorded the full amount of the debt of $100,000 as an allowance for bad debt.

As of March 31, 2008, total allowance for bad debt was approximately 6% of our total accounts receivable and other receivables, or $129,294.

     STOCK-BASED COMPENSATION EXPENSE

From time to time, we make stock-based awards to our employees, senior management and board of directors at the direction of our compensation committee and subject to approval of our board of directors. Our policy is to grant stock options to employees based on years of service and position within the company. Our senior management group and board of directors are compensated with incentive-based restricted shares of common stock. We have adopted the provisions of SFAS No.123(R), and share-based compensation is expensed on a quarterly basis, at fair value, using Black-Scholes valuation method to estimate the fair value of stock options granted. Key assumptions used in the Black-Scholes calculation are the exercise price of the options, expected term of the option, current price of the underlying share, expected volatility of the price of the underlying share for the term of the option and the risk-free interest rate for the expected term of the option. Management exercises its judgment in determining these assumptions, including the fair value of share-based awards at the grant date and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. In addition, if we used different valuation models we would expect a change to the amount of expense on a quarterly basis. The binomial model can incorporate multiple and variable assumptions of expected volatility of the price of the underlying share and include estimates of option exercise patterns during the option's contractual term. Due to the complexity of binomial model design and additional judgments to be made by management and very extensive complex calculations required, we believe that the Black-Scholes valuation method is a simpler and less costly model, yet no less accurate method to estimate the fair value of our options granted.

RESULTS OF OPERATIONS FOR THREE-MONTH AND NINE-MONTH PERIODS ENDED MARCH 31, 2008 AND MARCH 31, 2007

REVENUE:

===============================================================================================================
                           THREE MONTHS ENDED                          NINE MONTHS ENDED
DOLLARS IN                     MARCH 31,           $          %            MARCH 31,           $          %
THOUSANDS, ROUNDED        -------------------   --------   --------   -------------------   --------   --------
TO NEAREST THOUSAND         2008       2007      Change     Change      2008       2007      Change     Change
-----------------------   --------   --------   --------   --------   --------   --------   --------   --------
REVENUE                      2,296      1,755        541         31      6,026      6,579       (553)        (8)
===============================================================================================================

Our revenue is generated from clinical trials and diagnostic testing services. Revenue increased by $541,000, to $2,296,000, up from $1,755,000 or approximately 31%, between the comparable quarters ended March 31, 2008 and 2007, respectively. The increase in revenue is primarily due to the start of testing on several contracts. Other portions of the revenue increase were due to testing on clinical trial samples the shipment to us of which was delayed during the prior quarter and increases in contract scope with several of our existing customers. Revenue decreased by $553,000 to $6,026,000, down from $6,579,000 or approximately 8% between the comparable nine-month periods ended March 31, 2008 and 2007, respectively. While we experienced a substantial increase in revenues for the current quarter, revenues are less than the 2007 fiscal year for the nine-month period ended March 31, 2008. Historically our revenues have fluctuated between quarters. The decrease in revenue for the nine months ended March 31, 2008 was primarily the result of a decrease in both the size and number of clinical trials testing services we performed. We work directly with pharmaceutical and biotech companies as well as other large clinical laboratories that refer ("Referral Laboratory Partners") specialty laboratory testing to us. We experience significant uncertainty regarding existing revenues and estimates of future revenues, during any period. Studies that we bid on are uncertain until we have a signed contract. Once work on a study commences, it may be cancelled by the sponsor at some time during the testing phase. Accordingly, our revenues significantly hinge on the success or failure of the testing phase, and factors that are not within our control. Moreover, drug development activities by pharmaceutical companies in the lipid / cholesterol market in general, representing a major portion of our revenues, remain unclear. In addition, several factors may adversely affect our future revenues, including a large number of pharmaceutical companies' cost reduction announcements and continuing consolidation in the pharmaceutical market.

During the three- and nine-month periods ended March 31, 2008, our top five clients accounted for approximately $1,310,000, or 57%, and $3,486,000, or 58%, respectively, of our total revenue, compared to approximately $1,425,000, or 80%, and 4,190,000, or 64%, of our total revenue from our top five clients for the three- and nine-months periods ended March 31, 2007, respectively. Component clients included in the largest client calculation may vary from period to period. While we have been making efforts to diversify our client base, we expect to remain substantially dependent on our largest five clients for a significant portion of our revenue, and as such, a decrease or increase in the volume of services performed for any one or more of these clients will likely continue to significantly impact our revenue.

During the three- and nine-month periods ended March 31, 2008, revenue generated from clinical trials testing services accounted for approximately 75% and 70% of our total revenue as compared to 59% and 64% during the three- and nine-month periods ended March 31, 2007. During each of the three- and nine-month periods ended March 31, 2008, revenue generated from diagnostic services accounted for approximately 5% and 3% of our total revenue as compared to 4% and 4% during the three- and nine-month periods ended March 31, 2007. During the three- and nine-month periods ended March 31, 2008, revenue generated from referral sources accounted for approximately 20% and 27% of our total revenues as compared to 37% and 32% during the three and nine-month periods ended March 31, 2007.

Management continues its review of the cholesterol drug development market, which provides a substantial proportion of our revenues. The late-stage failure of the Pfizer drug torcetrapib (designed to raise "good" cholesterol, HDL) in December 2006 resulted in a limited number of studies being suspended, postponed or terminated. As a result, we observed softness in the cholesterol testing market in calendar 2007. However, recently other drugs in the same class as torcetrapib have been reactivated and we are cautiously optimistic that the cholesterol testing market will improve in fiscal 2009 and beyond. Moreover, we have also noted recent strong demand in related markets, such as diabetes and obesity.

LABORATORY EXPENSE AND COST OF GOODS SOLD:

===============================================================================================================
                           THREE MONTHS ENDED                          NINE MONTHS ENDED
DOLLARS IN                     MARCH 31,           $          %            MARCH 31,           $          %
THOUSANDS, ROUNDED        -------------------   --------   --------   -------------------   --------   --------
TO NEAREST THOUSAND         2008       2007      Change     Change      2008       2007      Change     Change
-----------------------   --------   --------   --------   --------   --------   --------   --------   --------
LABORATORY EXPENSES AND
COST OF GOODS SOLD           1,200      1,266        (66)        (5)     3,568      3,986       (418)       (10)
-----------------------   --------   --------   --------   --------   --------   --------   --------   --------
PERCENTAGE OF REVENUE          52%        72%                              59%        61%
===============================================================================================================

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

The following tables illustrate changes in Laboratory Expenses and Cost of Goods Sold in fixed and variable expense categories:

=====================================================================================================
                                              THREE MONTHS ENDED
                                                   MARCH 31,                        $           %
                                 --------------------------------------------    --------    --------
DOLLARS IN THOUSANDS,                          % of                    % of
ROUNDED TO NEAREST THOUSAND        2008       revenue      2007       revenue     Change      Change
------------------------------   --------    --------    --------    --------    --------    --------
     FIXED COST DETAIL
Rent, Utilities, Certain Taxes   $    106          5%    $    114          6%    $     (8)         (7)

   VARIABLE COST DETAIL
Wages, Taxes, Benefits                479         21%         508         29%         (30)         (6)
Reagent Chemicals                     439         19%         384         22%          55          14
Other Variable Costs                  177          8%         260         15%         (83)        (32)
               Total                1,094         48%       1,152         66%         (58)         (5)

TOTAL COST OF GOODS SOLD         $  1,200         52%    $  1,266         72%    $    (66)         (5)
=====================================================================================================


=====================================================================================================
                                              NINE MONTHS ENDED
                                                   MARCH 31,                        $           %
                                 --------------------------------------------    --------    --------
DOLLARS IN THOUSANDS,                          % of                    % of
ROUNDED TO NEAREST THOUSAND        2008       revenue      2007       revenue     Change      Change
------------------------------   --------    --------    --------    --------    --------    --------

     FIXED COST DETAIL
Rent, Utilities, Certain Taxes   $    365          6%    $    360          5%    $      5           1

   VARIABLE COST DETAIL
Wages, Taxes, Benefits              1,404         23%       1,562         24%        (158)        (10)
Reagent Chemicals                   1,263         21%       1,252         19%          11           1
Other Variable Costs                  536          9%         812         12%        (276)        (34)
               Total                3,203         53%       3,626         55%        (423)        (12)

TOTAL COST OF GOODS SOLD         $  3,568         59%    $  3,986         61%    $   (418)        (10)
=====================================================================================================

For the comparable quarters ended March 31, 2008 and 2007, laboratory expenses and cost of goods sold decreased by approximately $66,000, or 5%, to $1,200,000, down from $1,266,000, respectively, and as a percentage of revenue, decreased to approximately 52%, down from approximately 72%. For the comparable nine-month periods, laboratory expenses and cost of goods sold decreased approximately 10% to $3,568,000 from $3,986,000, respectively, and as a percentage of revenue, decreased to approximately 59% from approximately 61%. For the comparable quarters and nine-month periods ended March 31, 2008 and 2007, the decreases in laboratory expenses and cost of goods sold were due to decreases in salaries and related benefits and in other variable costs.

Salaries and related benefits decreased 6% to approximately $479,000 from $508,000 for the quarters ended March 31, 2008 and 2007, due primarily to some minor staff turnover in our laboratory. We replaced some of these positions with temporary workers, accounting for a portion of the reduction in wages compared to the comparable period. In addition, we promoted two technical positions to our Science and Technology team, and this expense is included in the Sales, General and Administrative expense (described below) and no longer as laboratory expense. For the comparable nine-month periods, the 10% decrease in salaries and benefits (to approximately $1,404,000 from $1,562,000) was due to a decrease in staffing and bonuses paid. We did not pay any bonuses in fiscal 2008; however, we paid a bonus during the first quarter of fiscal 2007, which accounts for a portion of higher level of wages, taxes and benefits paid during the nine-months ended March 31, 2007. For the comparable nine months, the decrease was also due to promoting two laboratory technologists to our Science and Technology team, as described above. On March 31, 2008 we had 36 FTE in our laboratory services. This compares to 39 FTE on March 31, 2007.

Other variable costs decreased 32% for the comparable quarters, to $177,000 from $260,000, and decreased 34% for the comparable nine-month periods (to $536,000 from $812,000). In both comparable periods, the decrease was primarily due to decreases in outside service costs for outsourced testing. These costs are highly variable to the type of testing performed in the laboratory during any period.

The other primary component of laboratory expense is the cost of laboratory reagents and supplies for analysis of clinical trial samples. During the comparable quarters ended March 31, 2008 and 2007, respectively, laboratory reagents and supplies increased by 14% to approximately $439,000 from $384,000 following an increase in revenue. For the comparable nine-month periods, laboratory reagents and supplies increased 1%, to $1,263,000 from $1,252,000. These increases in laboratory reagents and supplies reflect a change in the mix of testing performed in the laboratory. In particular, the mix of testing in the nine-month period ended March 31, 2008 used significantly less outside testing services than for the comparable period ended March 31, 2007, but required comparable amounts of reagent. These reagent and supply costs are highly variable depending on the type of tests performed and level of revenues.

Fixed Costs for the quarter ended March 31, 2008 decreased 7% compared to the quarter ended March 31, 2007, to approximately $106,000 from $114,000. This decrease was mainly due to decrease in laboratory depreciation and laboratory utilities costs. Fixed Costs for the nine months ended March 31, 2008 increased 1% compared to the nine months ended March 31, 2007, to approximately $365,000 from $360,000. This increase was mainly due to increase in laboratory insurance liability costs and laboratory seminar and training expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:

===============================================================================================================
                           THREE MONTHS ENDED                          NINE MONTHS ENDED
DOLLARS IN                     MARCH 31,           $          %            MARCH 31,           $          %
THOUSANDS, ROUNDED        -------------------   --------   --------   -------------------   --------   --------
TO NEAREST THOUSAND         2008       2007      Change     Change      2008       2007      Change     Change
-----------------------   --------   --------   --------   --------   --------   --------   --------   --------
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE         860        776         84         11      3,006      3,040        (34)        (1)
-----------------------   --------   --------   --------   --------   --------   --------   --------   --------
PERCENTAGE OF REVENUE          37%        44%                              50%        46%
===============================================================================================================

Our selling, general and administrative expense consists primarily of compensation for our executive officers, board members and other selling, general and administrative personnel (including those in business development, laboratory administration, and our science and technology department), as well as share-based compensation, business development expenses, and legal and accounting fees.

For the comparable quarters ended March 31, 2008 and 2007, respectively, selling, general and administrative expense increased 11% to approximately $860,000 up from $776,000. As a percentage of revenue, selling, general and administrative expense was 37% and 44%, respectively, for the quarters ended March 31, 2008 and 2007. The largest component of the increase in selling, general and administrative expense for the quarter ended March 31, 2008 was administrative salaries and benefits. For the quarter ended March 31, 2008, we also had overall increases in business development expense, science and technology department (as a result of hiring a new scientist and re-categorizing two of our laboratory technologists to our Science and Technology team). We did not grant any equity-based payment awards under our incentive compensation plans during the quarter ended March 31, 2008. Other factors included in the increase between the comparable quarters were annual salary adjustments, accounting expenses associated with Sarbanes-Oxley Act compliance and legal expenses. Partially offsetting these increases were decreases in travel and supply expenses.

For the nine-month periods ended March 31, 2008 and 2007, respectively, selling, general and administrative expense decreased 1% to approximately $3,006,000 from $3,040,000. As a percentage of revenue, selling, general and administrative expense was 50% and 46% for the nine-month periods ended March 31, 2008 and 2007. For the comparable nine-month periods, share-based compensation expense decreased to $158,000 from $543,000. We intend to distribute additional share-based compensation later in the 2008 fiscal year, which will result in an increase in our share-based compensation expense for future periods. Excluding share-based compensation expense, selling, general and administrative expense actually increased 14% to approximately $2,848,000 from $2,497,000 for the comparable nine-month periods. Factors contributing to the increase were bad debt expense incurred from our loan to Saigene, salaries and benefits, training expenses, accounting, legal and consulting expenses related to Sarbanes-Oxley Act compliance. These increases were partially offset by decreases in bonuses, public company expense, management professional services expense, computer consultants and computer supplies.

OTHER INCOME (EXPENSE):

===============================================================================================================
                           THREE MONTHS ENDED                          NINE MONTHS ENDED
DOLLARS IN                     MARCH 31,           $          %            MARCH 31,           $          %
THOUSANDS, ROUNDED        -------------------   --------   --------   -------------------   --------   --------
TO NEAREST THOUSAND         2008       2007      Change     Change      2008       2007      Change     Change
-----------------------   --------   --------   --------   --------   --------   --------   --------   --------
OTHER INCOME (EXPENSE)          46       (141)       187       (133)      (136)      (583)       447        (77)
-----------------------   --------   --------   --------   --------   --------   --------   --------   --------
PERCENTAGE OF REVENUE           2%        (8)%                             (2)%       (9)%
===============================================================================================================

We had other income of approximately $46,000 for the quarter ended March 31, 2008, compared to other expense of approximately $141,000 for the quarter ended March 31, 2007. For the nine months ended March 31, 2008 and 2007, we had other expense of $136,000 and $583,000, respectively. These improvements in our other income (expense) are primarily attributable to a decrease in interest expense paid on the 2004 and 2005 Notes, an increase in the gain on adjustment of embedded and freestanding derivatives to fair value, and an increase in interest income for the nine months ended March 31, 2008.

During the comparable periods of fiscal 2007 and 2006, we made monthly payments of principal and accrued interest on our notes payable to Laurus. The reduction in the principal balances of the Laurus notes impacted our interest expense, as well as the amount of "gain on adjustment of embedded and freestanding derivatives to fair value" associated with the convertible notes and warrants. Interest expense decreased 45%, to $50,000, down from $91,000 for the quarters ended March 31, 2008 and 2007, and decreased 36%, to $186,000, down from $292,000 for the nine-months ended March 31, 2008 and 2007. The gain on adjustment of embedded and freestanding derivatives to fair value increased approximately $133,000 to $274,000 or 94%, up from $141,000 during the quarters ended March 31, 2008 and 2007. The gain on adjustment of embedded and freestanding derivatives to fair value improved by 62%, or approximately $233,000, to $607,000, up from $374,000 during the nine-months ended March 31, 2008 and 2007. Another component of other expense in the quarter and nine-months ended March 31, 2008 was approximately $160,000 and $547,000 of non-cash interest expense that represented the accretion of the intrinsic value of the conversion feature and warrants.

Interest income decreased to $12,000 for the quarter ended March 31, 2008, down from approximately $32,000 for the comparable period ended March 31, 2007. The reduction in interest income is due to reduction in the investment account balance due to reduced cash flow and a reduced rate of return from available investments. However, interest income increased to $79,000 for the nine-months ended March 31, 2008, up from approximately $52,000 for the nine-months ended March 31, 2007 due to improved investment management.

For the nine-month period ended March 31, 2007, we accrued $50,000 in other expense for payment of our pro-rata share of a promissory note in principal amount of $50,000 issued jointly by Saigene Corporation. We had no similar expense in the nine-month period ended March 31, 2008, or in the comparable quarters.

NET INCOME (LOSS):

===============================================================================================================
                           THREE MONTHS ENDED                          NINE MONTHS ENDED
DOLLARS IN                     MARCH 31,           $          %            MARCH 31,           $          %
THOUSANDS, ROUNDED        -------------------   --------   --------   -------------------   --------   --------
TO NEAREST THOUSAND         2008       2007      Change     Change      2008       2007      Change     Change
-----------------------   --------   --------   --------   --------   --------   --------   --------   --------
NET INCOME (LOSS)              282       (427)       709       (166)      (685)    (1,030)       345        (33)
-----------------------   --------   --------   --------   --------   --------   --------   --------   --------
PERCENTAGE OF REVENUE          12%       (24)%                            (11)%      (16)%
===============================================================================================================

We had a net income of approximately $282,000 for the quarter ended March 31, 2008 compared to a net loss of approximately $427,000 for the quarter ended March 31, 2007. This improvement in net income was primarily attributable to our increased revenue and significantly decreased other expenses which decreased 133% for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007.

We had a net loss of approximately $685,000 for the nine-month period ended March 31, 2008 compared to a net loss of approximately $1,030,000 for the nine-month period ended March 31, 2007. This improvement in net losses was primarily attributable to our significantly decreased other expenses which decreased 77% for the nine-month period ended March 31, 2008 compared to the nine-month period ended March 31, 2007.

Revenue trended down in the first nine months of the year due to a decrease in both the size and number of clinical trials testing services we performed as well as study delays. During the quarter ended March 31, 2008 additional revenue was derived from an increase in testing services. This increase in testing services was from existing and new contracts and the arrival of previously delayed testing samples in the laboratory. Additional expenses were incurred for staffing and business development, which were partially offset by decreases in share-based compensation, employee bonus, outside services and increased gain from the adjustment of embedded and freestanding derivatives to fair value.

LIQUIDITY AND CAPITAL RESOURCES:

We had net income for the quarter ended March 31, 2008, although we recorded net loss for the nine months ended March 31, 2008. Revenue for the nine months ended March 31, 2008 was lower than revenue in the comparable prior fiscal period. Our revenues fluctuate, and are likely to continue to fluctuate from period to period and year to year. Our operations historically have been funded through revenue generated from operations and from the sale and issuance of our common stock, preferred stock and debt.

At March 31, 2008, our cash and cash equivalents were approximately $2,036,000, compared to approximately $4,220,000 at June 30, 2007. Our working capital decreased to approximately $360,000, compared to working capital of approximately $826,000 at June 30, 2007. The decrease of approximately $466,000 in our working capital is primarily attributable to a significant decrease in cash due to principal payments on our secured convertible notes. In addition, increases in the fair value of derivative and warrants associated with our secured convertible notes, increase in accounts payable and other notes payable contributed to the overall decrease in working capital.

Total liabilities recorded on our balance sheet as of March 31, 2008 were approximately $4,269,000 compared to approximately $5,859,000 as of June 30, 2007. The decrease in liabilities was primarily the result of a decrease in secured convertible note, derivative liability and warrants relating to the secured convertible note. As required by U.S. generally accepted accounting principles, the liability related to the valuation of the conversion feature and the warrants we recorded for the 2004 and 2005 Notes reflected an aggregate discount from the face value of the notes by approximately $215,000. If the discount to face value is disregarded, our total liabilities would be approximately $4,484,000 as of March 31, 2008 and $6,620,000 as of June 30, 2007. During the quarter ended March 31, 2008, we paid approximately $150,000 of the principal amount due on the 2005 note and $250,000 on the 2004 note. The outstanding principle balances on the 2004 and 2005 Notes were approximately $667,000 and $500,000, respectively, as of March 31, 2008. We expect to have sufficient cash generated from operations and cash reserves to make all required payments on both notes.

Net cash used by operating activities was approximately $825,000 for the nine-month period ended March 31, 2008. Net cash provided by operating activities was approximately $78,000 for the nine-month period ended March 31, 2007. For the nine-month period ended March 31, 2008, net cash provided by operations included the effect of approximately $183,000 in depreciation and amortization, approximately $165,000 of compensation expense from share-based compensation and approximately $607,000 in gain from adjustment of the compound embedded derivative liability relating to our secured convertible notes. Cash flows used in financing activities included approximately $1,338,000 in payments on notes payable and payments on capital lease obligations. We have no off-balance sheet financing arrangements.

Our ability to continue to fund operations and make scheduled monthly note payments primarily depends on our cash reserves and our ability to increase revenues and cash flows. If our cash flow is insufficient to enable us to support our operations, we may be forced to renegotiate the terms of our debt or find alternative sources of financing. We are exploring options for creating a line of credit or other general borrowing facility. We currently do not have available to us a bank line of credit or other general borrowing facility. We are continuing to explore other strategic alternatives, which may include a merger, asset sale, joint venture or other similar transaction or forming a joint venture with one or more strategic partners to provide additional capital resources to fund operations.

As described above, we experienced an increase in revenues and net income for the quarter ended March 31, 2008. Our revenues are below last year for the nine-month period ended March 31, 2008, but our net loss is 33% less. Our cash and working capital positions have declined for the quarter and nine-month period ended March 31, 2008 due to significant principal payments on our secured convertible notes. In response to the reduction in revenues, we have made additional efforts to control expenses for travel, legal, and other public company expenses. However, in an effort to improve our competitive position in the marketplace and to increase revenue, we have and intend to continue actively increasing our business development activities, and make additional revenue-driven investments in our laboratory technology infrastructure, operations and other areas of our business. These efforts will continue to require significant amounts of time, effort and funding.

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

During the quarterly period covered by this report, there were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. In response to the Sarbanes-Oxley Act of 2002, we are continuing the comprehensive review of internal control and disclosure procedures, have commenced testing of key internal controls and are continuing to make modifications to improve or enhance the design or operating effectiveness of internal control procedures.


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

     Dated: May 14, 2008            /s/ Ronald R. Helm
                                    ------------------------------
                                    Ronald R. Helm
                                    Chief Executive Officer
                                    (principal executive officer)



                                    /s/ John P. Jensen
                                    ------------------------------
                                    John P. Jensen
                                    Vice President of Finance and Controller
                                    (principal financial and accounting officer)