Form 10-K
period 2008-06-30
PACIFIC BIOMETRICS INC
filed 2008-09-26
CIK 1020475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 0-21537

Pacific Biometrics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	93-1211114
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

220 West Harrison Street
Seattle, Washington 98119
(Address of principal executive offices)

(206) 298-0068
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No☒

The aggregate market value of the registrant’s common stock held by non-affiliates on December 31, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $11,058,631 based on the average of the bid and ask prices of such stock on that date of $0.63, as reported on the OTC Bulletin Board.

On September 25, 2008, there were 19,188,421 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated By Reference: The registrant’s definitive proxy statement for the annual meeting of stockholders for the fiscal year ended June 30, 2008, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2008 fiscal year, is incorporated by reference in Part III hereof.

PACIFIC BIOMETRICS, INC.

Form 10-K Annual Report

**
Information contained in Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the definitive proxy statement for our 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2008 fiscal year.

-i-

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” and the “Company” are to Pacific Biometrics, Inc. and our wholly-owned subsidiaries, Pacific Biometrics, Inc., a Washington corporation, Pacific Biomarkers, Inc., PBI Technology, Inc. and BioQuant, Inc.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, including statements about

•	our working capital and cash flows and our estimates as to how long these funds will be sufficient to fund our operations,
•	our business development efforts and our expectations for future work orders for laboratory services and revenue generation,
•	our intentions for the development of new services and products and the expansion of the market for our current services and products, and our expectations for our new clinical biomarker services,
•	our goals for implementing aspects of our business plan and strategies, and
•	our financing goals and plans, including raising of additional capital through future equity and debt financings.

The forward-looking statements in this Annual Report reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements other than statements of historical fact, including future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “desire,” “goal,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

For a discussion of some of the factors that may affect our business, results and prospects, see “ITEM 1A – RISK FACTORS” beginning on page 10. Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports previously filed with the Securities and Exchange Commission, including our periodic reports on Forms 10-K, 10-Q and 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART I

ITEM 1	BUSINESS

General

We provide specialty laboratory services to support pharmaceutical and laboratory diagnostic manufacturers in the conduct of human clinical research, for use in their drug and diagnostic product development efforts. Our clients include a number of the world’s largest multi-national pharmaceutical, biotechnology and diagnostic companies. Our well-recognized specialty areas include cardiovascular disease (dyslipidemia, atherosclerosis, and coronary heart disease), diabetes (and obesity), and bone and joint diseases (osteoporosis as well as osteo and rheumatoid arthritis). Coupled with our specialty testing, we also have central laboratory capability and provide full-service central laboratory support for multi-center clinical trials, including routine safety lab tests (general chemistry, hematology, and urinalysis).

During the course of fiscal 2008 we established a new, wholly owned subsidiary, Pacific Biomarkers, Inc., to focus on the delivery of clinical biomarker services to our pharmaceutical and biotechnology clients. Through Pacific Biomarkers, we provide assay development services for novel biomarkers, as well as custom assay services for immunogenicity testing and multiplex testing. We anticipate that our clinical biomarker services will help diversify our client base because these services apply to therapeutic areas beyond our traditional specialty areas, and there is also an emphasis on biologic drugs. We expect that these biomarker services will also complement and extend our strong reputation in specialty testing services.

Our company is a Delaware corporation, incorporated in May 1996, and we conduct our operations primarily through our wholly-owned subsidiary, Pacific Biometrics, Inc., a Washington corporation.

Business Strategy

Specialty reference and central laboratory service companies like ours typically derive substantially all of their revenue from the research and development expenditures of the pharmaceutical, biotechnology, and diagnostic industries. Participants in these industries typically outsource a significant quantity of these services both to central laboratories and to specialty reference laboratories. In addition, central laboratories outsource to specialty reference laboratories some of the specialty testing where the central laboratory lacks expertise. We believe that such outsourcing will continue and may increase in the future because of many factors, including continuing pressures on the pharmaceutical and biotechnology industries to contain costs, limitations on pharmaceutical companies’ internal capacity, difficulty in developing expertise in specialty testing areas internally within pharmaceutical companies or central labs, a need for faster development time for new drugs, research in multiple countries simultaneously and stringent government regulation. The development of new drugs and diagnostic products require a significant investment of time and money by pharmaceutical, biotechnology, and diagnostic companies. We believe that these factors create opportunities for companies like ours to provide our expertise and services to help reduce the time in the drug development and laboratory diagnostic product development processes and make the processes more efficient.

Our strategy is to meet the needs for outsourcing by pharmaceutical, biotechnology, diagnostic companies and other central laboratories, and to assist in enhancing the drug and diagnostic development processes by developing and delivering innovative services that apply science and technology in the provision of high quality service within our areas of specialty.

Our primary business strategy is to continue our focus on providing high quality specialty reference laboratory services in our core areas, including cardiovascular disease and bone and joint diseases because of active drug development activities. In addition, beginning in fiscal 2008, we expanded our provision of services and business development efforts to a rapidly growing sector of laboratory services for clinical drug development, namely clinical biomarker services. To that end, we formed a wholly-owned subsidiary, Pacific Biomarkers, Inc. in February 2008, to further differentiate and expand our clinical biomarker services. Moreover, we also intend to pursue other strategies identified below to further our business. However, because of the significant expense associated with some of these strategies, we may not pursue some of these strategies unless our revenue increases significantly or we are able to raise equity or debt financing to adequately fund these strategies. There can be no assurance that we will pursue any or all of the strategies below or, if pursued, that any of such strategies will be successful.

Increase Specialty Areas

In addition to our core specialties of cardiovascular disease and bone and joint diseases, our goal is to further expand our specialty laboratory expertise within related areas where we have a competitive advantage of existing in-depth expertise. This includes diabetes, obesity, metabolic syndrome, rheumatoid and osteo arthritis, and related inflammatory diseases.

In fiscal 2008, we expanded our service offerings into new areas, both in terms of therapeutic areas and assay methodologies. Through Pacific Biomarkers, we offer custom biomarker assay development, immunogenicity assay development, and multiplex testing. We expect these activities to lead to significant growth in our customer base and increases in our backlog and, eventually, revenues.

Diversify Client Base

We have a goal to continue to diversify our client base, both in terms of the number of clients and the number of contracts within any particular client. Historically, our largest two clients in any individual fiscal year have represented in excess of 50% of our revenue. However, for the past two fiscal years we have been able to reverse this trend. For the fiscal years ended June 30, 2008 and 2007, our top two clients represented 27% and 33%, respectively, of our revenue. As a result of ongoing business development and client diversification efforts, we added 7 new clients to our client base during the fiscal year ended June 30, 2008, and 12 new clients in fiscal 2007, and we continue to diversify the total number and types of study contracts. At June 30, 2008, we held a total of 106 active contracts, compared to 100 active contracts at June 30, 2007, a 6% increase. Management believes that as a result of these continuing business development activities, we will incrementally diversify our client base and spread our revenues across a larger number of clients and a larger number of individual study contracts.

Despite our efforts to expand our client base, a substantial portion of our revenues are generated through five large clients. Revenue from our five largest clients represented approximately 56% and 65% of our total revenue in fiscal 2008 and 2007, respectively. Our largest client in fiscal 2008 individually accounted for approximately 14% of our total revenue in fiscal 2008, while our largest client in fiscal 2007 accounted for approximately 17% of our total revenue in fiscal 2007. While on the one hand this reflects an improvement in terms of decreasing our revenue reliance on a single client, on the other hand it is important to note that our largest client in fiscal 2008 was not our largest client in fiscal 2007, which illustrates the risk of significant revenue variability that we face in our marketplace. Because our revenue has historically been concentrated in several large clients, we can be materially adversely impacted by changes with these clients. Such changes could include delays in undertaking clinical studies or submitting samples for testing services, early termination or reductions in work orders or clinical studies, or decreases in the volume or timing of new work orders. In fiscal 2009 we will continue to actively pursue business development and marketing activities to broaden our client and revenue base.

We anticipate that the provision of our clinical biomarker services through Pacific Biomarkers, beginning in fiscal 2008, will help diversify our client base. These biomarker services apply to therapeutic areas beyond our traditional specialty areas, and there is also an emphasis on biologic drugs. We also expect that these biomarker services will complement and extend our strong reputation in specialty testing services.

Global Central Laboratory Capability

We believe that in the central laboratory services business it is important to provide a broad geographic base as most clinical drug development programs are global. Through partnering with Quintiles Transnational Corp., a major central laboratory with a large established client base and existing infrastructure for managing clinical studies globally, we believe that we can compete with other central laboratories that have offices, monitoring sites and laboratories in many countries around the globe. In fiscal 2008 we realized significant financial benefit from our relationship with Quintiles, a trend we expect to continue during fiscal 2009; although there is no guarantee that the relationship will generate revenues consistently going forward. In fiscal 2009 we expect to build on this relationship by further expanding joint business development efforts and implementing operational integration in certain areas that will lead to streamlined services. An example of the latter is the creation of a Joint Technical Committee in fiscal 2008, which meets every two weeks and overseas important joint projects. We believe that this joint marketing relationship continues to provide a unique advantage of combining both scope and depth in quality specialty testing service.

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

Upgrading Information Technology and Back-up Systems.

We are currently focusing a significant portion of our capital expenditures and investments in carefully selected hardware and software products, information technology systems and networks. During fiscal 2008, we continued to invest in our information systems. In fiscal 2009, we will continue to test and invest in the improvement of our information systems. We believe capital improvements in these areas are important to meet the changing demands of drug development by improving and facilitating our data reporting, testing data capacity and efficiency and the overall service to and communications with our clients.

Services

We provide both specialty reference laboratory services and central laboratory services, as well as clinical biomarker services.

Specialty Reference Laboratory Services

Our specialty reference laboratory in Seattle, Washington has established itself as a technical leader due to our strong expertise in certain core areas. Our three general areas of expertise include:

•	cardiovascular disease (dyslipidemia, atherosclerosis, and coronary heart disease),
•	diabetes, metabolic syndrome, and obesity, and
•	bone and joint diseases (osteoporosis as well as osteo and rheumatoid arthritis).

Management believes that among prospective new drugs, these areas of expertise represent three of the top ten areas of focus by the pharmaceutical industry.

With respect to cardiovascular disease, we are one of the leaders in lipid services for clinical drug development and diagnostic product development in the U.S. and internationally. Our expertise is concentrated on the measurement of cardiovascular disease markers, especially cholesterol and lipoproteins, including HDL, LDL, HDL and LDL subfractions, remnant cholesterol, apolipoproteins, Lp(a), and lipoprotein fraction compositions.

We are enhancing our activities in the area of diabetes and related disorders, notably obesity and metabolic syndrome. Metabolic syndrome is a collection of abnormalities that include central obesity, dyslipidemia (low HDL cholesterol and high triglycerides), insulin resistance, pre-diabetes and pre-hypertension. In the U.S. the prevalence of metabolic syndrome is estimated at 47 million individuals (Heart Disease and Stroke Statistics – 2006 Update, American Heart Association). People with metabolic syndrome are at increased risk for cardiovascular disease and associated morbidity and mortality and as a result, this population is coming under increased scrutiny for pharmacological intervention. Because of our established strengths in testing for lipids, cardiovascular risk and diabetes, we believe we are well-positioned to take advantage of this emerging area of pharmaceutical drug development. Moreover, we are expanding our test menu in areas related to diabetes and metabolic syndrome, notably in testing for markers of inflammation and gut hormones. For example, during the 2008 fiscal year, we noticed a significant increase in interest in assays for hormones such as GLP-1, GIP, PYY, and ghrelin, which are produced in the gut and are dysregulated in conditions such as diabetes and obesity. We believe our strength in performing these difficult assays will be a significant source of revenues in the 2009 fiscal year and beyond.

We are active in promoting the standardization of bone metabolism biomarkers, and are involved in technologies for monitoring treatment response in diseases such as osteoporosis. We have used our expertise in osteoporosis-indicating bone-biomarker assays to manage the first proficiency-testing programs for bone-resorption markers. In the areas of bone metabolism and women’s health, we also specialize in the measurement of hormones, and our menu of biochemical markers includes pyridinolines, various C- and N- terminal telopeptides, procollagens, osteocalcin and bone-specific alkaline phosphatase. Moreover, in recent years we have actively expanded our test menu to include biochemical markers of cartilage turnover as relating to drug development for arthritis, and we have performed specialty testing to support clinical drug development of drugs for rheumatoid arthritis and osteoarthritis. Further, in recent years there has been significant demand for our testing services in drug development for rheumatoid arthritis, and we expect this to be a significant source of revenue for the 2009 fiscal year and beyond.

In connection with these stated areas of expertise, we offer a variety of services through our specialty reference laboratory, including

•	clinical study testing services,
•	development of laboratory reference methods,
•	development of clinical trial protocols, and
•	contract research and development.

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

Clinical Biomarker Services

Through our new, wholly owned subsidiary, Pacific Biomarkers, Inc., we began offering new testing services in fiscal 2008 that relate to the use of biomarkers in clinical drug development. “Biomarkers” are any biological parameters that can be measured in patient samples (e.g., blood or urine) and that provide specific information about the effects (both safety and efficacy) of a particular drug. There is a rapidly growing trend in the pharmaceutical and biotechnology industries to use biomarkers to help guide drug development.

Leveraging our extensive experience and expertise in performing demanding assays as well as our long history of supporting diagnostic product development, we created Pacific Biomarkers to focus on this new market segment and to aggressively expand and market our services for:

•	biomarker assay development
•	immunogenicity testing
•	multiplex testing

We anticipate that our clinical biomarker services will help diversify our client base because these services apply to therapeutic areas beyond our traditional specialty areas, and there is also an emphasis on biologic drugs. We also expect that these biomarker services will complement and extend our strong reputation in specialty testing services.

Central Laboratory Services

Coupled with our expertise in specialty testing we also provide central laboratory services. Our full-service central laboratory support for multi-center clinical trials provides project management and routine safety lab tests (general chemistry, hematology and urinalysis); and full-service operations support which includes study-specific specimen collection supplies, coordinating collection and the receipt of specimens from clinical sites, processing the samples, generating test databases, and reporting data to sites and sponsors.

We generally provide full-service central laboratory services in support of Phase I and Phase II FDA clinical trials. These trials are typically smaller and more geographically focused than Phase III trials.

Other Intellectual Property and Technologies

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

In addition, through our wholly owned subsidiary, PBI Technology, Inc., we own certain other proprietary technologies and intellectual property rights (patented and patent-pending). These technologies include our isothermal DNA amplification method (LIDA) and a genetic method for distinguishing live from dead cells (Cell Viability). These technologies require additional development before they can be commercialized, and currently we are not engaged in any research and development expenditures on these assets. We cannot predict whether or when we will recommence development efforts on these assets.

Clients / Marketing

We provide specialty reference and central laboratory services to, among others, the pharmaceutical, biotechnology, and laboratory diagnostic industries. We also act as a subcontractor for large central laboratories for our specialty reference laboratory services. In fiscal years 2008 and 2007, our clients included companies ranging from the world’s largest pharmaceutical companies and biotechnology companies to small and start-up organizations. In fiscal 2008, two of our clients individually accounted for more than 10% of our revenue as compared to four clients which individually accounted for more than 10% of our revenue in 2007. During the fiscal year ended June 30, 2008, these clients represented 27% of our revenue as compared to 58% during the fiscal year ended June 30, 2007. Our largest client in fiscal 2008 individually accounted for approximately 14% of our total revenue in fiscal 2008 and our second largest client accounted for 13% of our total revenue. Our largest clients in fiscal 2007 accounted for 17%, 16%, 15% and 10% of our revenue, respectively. Revenue from our five largest clients represented approximately 56% and 65% of total revenue in fiscal 2008 and 2007, respectively. The loss of any of our 10% clients could have a material adverse impact on our revenues and results of operations.

Our scientific expertise is an integral and interrelated part of our marketing and sales process. Our Chief Scientific Officer and science and technology team are directly involved in sales and marketing through company capability and scientific presentations as well as consultation with pharmaceutical clinical teams beginning at the protocol design stage. Our extensive knowledge in test development and our close collaboration with diagnostic manufacturers frequently allow us to offer novel tests to our clinical research clients before such tests are commercially available.

Contractual Arrangements

Our contracts with clients are primarily fixed price, although occasionally we enter into contracts with fee-for-service, either with or without a cap. In cases where the contracts are fixed price, we generally bear the cost of overruns, but we benefit if the costs are lower than we anticipated. In cases where our contracts are fee-for-service with a cap, the contracts contain an overall budget for the trial based on time and cost estimates. If our costs are lower than anticipated, the client generally benefits from the savings. If our costs are higher than estimated, we bear the responsibility for the overrun unless the increased cost is a result of a change requested by the client, such as an increase in the number of patients to be enrolled or the type or amount of data to be collected. Contracts may range from a few months to several years depending on the nature of the work performed. For most contracts, a portion of the contract fee is paid at the time the study or trial is started with the balance of the contract fee payable in installments upon the progress of the work completed or achievement of milestones over the study or trial duration. We recognize revenue in the period that we perform the related services.

As of June 30, 2008, we had master contract service agreements with 13 of our largest clients as compared to 10 agreements we had as of June 30, 2007. Under these master service agreements, we perform laboratory research services based on work orders submitted to us by the client. There is no guaranteed minimum number of work orders or revenue to us. Each work order is separately negotiated with the client and is usually limited to a specific project with limited duration.

Most of our contracts or work orders may be terminated or modified at any time by the client either immediately or upon notice. Typical reasons for termination or modification include that the client may change the scope of the study or the study may be terminated, reduced in scope or delayed by the client or regulatory authorities. Our contracts typically entitle us to receive payment for services performed by us up to the time of termination and reimbursement for out-of-pocket costs incurred prior to termination. In certain limited instances, our contracts also entitle us to a termination fee or payment for the costs of winding down the terminated projects.

Most of our contracts also provide for the client to indemnify us for any third party damages and claims arising from our providing services under the contract. The typical exception to this is that no indemnification will be provided if the damage or claim results from our negligence or intentional misconduct.

For the fiscal year ended June 30, 2008, fixed price contracts amounted to 99% of our revenue or $8,208,400, and contracts priced as fee-for-service with a cap amounted to 1% of revenue or $56,837. We had no contracts priced as fee-for-service without a cap in fiscal 2008. For the fiscal year ended June 30, 2007, fixed price contracts amounted to 94% of our revenue or $7,973,428, contracts priced as fee-for-service with a cap amounted to 3% of revenue or $225,976, and contracts priced as fee-for-service without a cap amounted to 3% of revenue or $280,926.

Competition

The clinical laboratory services industries, including specialty reference and central laboratory services and biomarker services, have many participants ranging from small, limited-service providers to a limited number of full-service laboratories with global capabilities.

For specialty reference laboratory services in our areas of expertise, we primarily compete against other full-service and limited-service specialty and central laboratory services organizations and, to a lesser extent, laboratories in academic centers. Many of these organizations have significantly greater resources than we do, with somewhat different focus and business targets. Our significant competitors in specialty reference laboratory services include Covance, PPD, ARUP, Mayo Clinic, Millipore, Synarc, Medpace, Esoterix (Labcorp.), LipoScience, Atherotech, and NW Lipid Laboratory. For our biomarker business, competitors include Covance, Linco (Millipore), IBT Laboratories, ALTA Immunochemistry, Charles River Laboratories and MSD.

In fiscal 2005 we entered into a joint marketing arrangement with Quintiles Transnational Corp., a major central laboratory with a large established client base and existing infrastructure for managing clinical studies globally, and through this relationship we believe that we can compete with other central laboratories that have international capabilities. In fiscal 2008 we realized significant financial benefit from our relationship with Quintiles, a trend we expect to continue during fiscal 2009; although there is no guarantee that the relationship will generate revenues consistently going forward.

There is significant competition for clients on the basis of many factors for both specialty reference and full-service central laboratory services and biomarker services, including

•	technological expertise and efficient drug development processes,
•	financial stability,
•	reputation for on-time quality performance,
•	strengths in various geographic markets and global reach,
•	ability to manage large-scale clinical trials both domestically and internationally,

•	expertise and experience in specific areas,
•	scope of service offerings,
•	price,
•	ability to acquire, process, analyze and report data in a timely and accurate manner,
•	size, and
•	expertise and experience in health economics and outcomes services.

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

Government Regulation

Our laboratory services are subject to various regulatory requirements designed to ensure the quality and integrity of our laboratory testing in support of clinical trials. The industry standards for conducting clinical laboratory testing are embodied in the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). As a medical test site in the State of Washington, we have established quality assurance programs at our laboratory facilities that monitor ongoing compliance with CLIA. In addition, we are a College of American Pathologists (“CAP”) -certified test site. This certification provides monitoring for CAP and CLIA compliance by CAP on a yearly basis.

The industry standards for conducting preclinical laboratory testing are embodied in the Good Laboratory Practices (“GLP”) regulations as defined by the FDA. Although we do not perform testing related to preclinical research, we do comply with specific sections of the GLP regulations, at our discretion, when it is either important to our clients or is determined by management as advantageous to our quality assurance program.

Our clinical laboratory services are subject to industry standards for the conduct of clinical research and development of studies that are embodied in the regulations for Good Clinical Practice (“GCP”). The FDA requires that test results submitted to such authorities be based on studies conducted in accordance with GCP. Noncompliance with GCP can result in the disqualification of some or all of the data collected during the clinical trial, as well as precipitate a full investigation of all previous and current regulatory submissions.

We are subject to licensing and regulation under federal, state and local laws relating to workplace hazard communications and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste and radioactive materials, as well as the safety and health of laboratory employees. Our laboratory is subject to applicable federal, state and local laws and regulations relating to the storage and disposal of all laboratory specimens including regulations of the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Transportation, the National Fire Protection Agency and the Resource Conservation and Recovery Act. Although we believe that we are currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

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

In the past few years, the United States and foreign governments have become more concerned about the disclosure of confidential personal data. In the U.S., the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) governs the disclosure of confidential medical information. We do not process IIHI (Individually Identifiable Health Information) during any phase of our business practices related to clinical testing. We therefore are currently exempt from HIPAA regulations.

The regulations of the U.S. Department of Transportation, the U.S. Public Health Service and the U.S. Postal Service apply to the surface and air transportation of laboratory specimens. We also comply with the International Air Transport Association (IATA) regulations, which govern international shipments of laboratory specimens. Furthermore, when materials are sent to a foreign country, the transportation of such materials becomes subject to the laws, rules and regulations of such foreign country.

Laurus Debt Investments

In fiscal 2004 and 2005, we entered into two financing arrangements with Laurus Master Fund, Ltd. (“Laurus”), a New York City based investment fund, for a total of $4 million of secured convertible debt financing, consisting of a $2.5 million secured convertible note (the “2004 Note”) and a $1.5 million secured convertible note (the “2005 Note”). The Notes are secured by a blanket security interest in our assets. We also issued certain stock purchase warrants to Laurus and to our broker in connection with the debt financings.

As of June 30, 2008, the remaining principal balance on the 2004 Note was $416,669. Subsequent to the end of the 2008 fiscal year, we paid in full the remaining principal balance of the 2004 Note on July 28, 2008, the maturity date, and the 2004 Note has been cancelled.

As of June 30, 2008, the remaining principal balance on the 2005 Note was $350,000. We are required to make monthly payments of principal on the 2005 Note in the amount of $50,000 (less any amounts due that are converted into common stock), at a rate of 102% of the principal amount due. We can prepay the 2005 Note at any time upon payment of an amount equal to 107.5% of the then-outstanding principal balance, plus accrued and unpaid interest. In addition, Laurus has the option at any time to convert any or all of the outstanding principal and accrued and unpaid interest on the 2005 Note into shares of our common stock at a conversion price of $1.17 per share (subject to certain antidilution adjustments). The maturity date for the 2005 Note is January 31, 2009, unless earlier prepaid or converted into common stock. As of September 18, 2008, the remaining principal balance on the 2005 Note was $200,000.

Under U.S. GAAP, the accounting treatment for these convertible Notes and warrants, as “financial derivatives,” is very complex. Please see “Note 8 to Notes to Consolidated Financial Statements” for a discussion of the terms of these financing arrangements, the Notes and warrants and the associated accounting treatment.

Employees

At September 18, 2008, we had 56 full-time employees and 2 temporary or contract employees, for a total of 58 employees, 40 of whom were employed in laboratory operations, laboratory administration and client services, 5 were employed in sales, marketing and business development, and 13 were employed in administrative capacities. Six of our employees hold doctorate level degrees and two others hold masters degrees or other postgraduate degrees. None of our employees are represented by labor unions. We believe that our relationships with our employees are good.

Available Information

We make available free of charge through links on our website at www.pacbio.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

ITEM 1A	RISK FACTORS

The following discussion in this Annual Report on Form 10-K contains forward-looking statements regarding our company, our business, prospects and results of operations that involve risks and uncertainties. Our actual results could differ materially from the results that may be anticipated by such forward-looking statements and discussed elsewhere in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Report. In evaluating our business, prospects and results of operations, readers should carefully consider the following factors in addition to other information presented in this Report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. See “Cautionary Notice Regarding Forward Looking Statements.”

Risks Relating to Our Company and Our Business

We may bear financial losses because most of our contracts are of a fixed price nature and may be delayed, terminated or reduced in scope for reasons beyond our control.

Our contracts principally provide for services on a fixed price basis and they may be terminated, delayed or reduced in scope by our clients at any time, either immediately or upon notice. See “DESCRIPTION OF BUSINESS – Contractual Arrangements” above. Contract termination, delay or reduction in scope may occur for a variety of reasons, most of which are beyond our control, including:

•	unexpected or undesired results of the client’s products,
•	insufficient patient enrollment by the client;
•	insufficient investigator recruitment by the client;
•	the client’s decision to terminate the development of a product or to end a particular study.

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

We depend on small number of clients for a significant portion of our revenue. Any decrease in revenue from these clients could materially adversely affect us.

Historically, our largest two clients in any individual fiscal year have represented in excess of 50% of our revenue. However, during the fiscal year ended June 30, 2008, our top two clients represented 27% of our revenue and 33% during the fiscal year ended June 30, 2007. Our largest client in fiscal 2008 individually accounted for approximately 14% of our total revenue in fiscal 2008, while our largest client in fiscal 2007 accounted for approximately 17% of our total revenue in fiscal 2007. While on the one hand this reflects an improvement in terms of improving our diversification and decreasing our revenue reliance on a single client, on the other hand it is important to note that our largest client in fiscal 2008 was not our largest client in fiscal 2007, which illustrates the risk of significant revenue variability that we face in our marketplace. Revenue from our five largest clients represented approximately 56% and 65% of total revenue in fiscal 2008 and 2007, respectively. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and see “DESCRIPTION OF BUSINESS – Clients/Marketing” above. Because our revenue has been concentrated in a small number of clients, we can be materially adversely impacted by decreases in work generated from these clients, including any delays in undertaking clinical studies or submitting samples for testing services, any early termination or reductions in work orders or clinical studies, or any decreases in the volume or timing of new work orders.

We have expanded our business development efforts and have continued to submit bids and proposals to these and other companies for our services, to increase our revenue and to diversify our client base. Although we believe that we have good relations with all of our large clients and other companies in the industry, and we expect to receive additional work orders in the future, we cannot predict the timing or amount of any such additional work or whether we will be successful in further diversifying our client base. If we are unsuccessful in our sales and business development efforts with our existing clients and potential clients, our revenue for the fiscal year ending June 30, 2009 may be less than our revenue for the fiscal year ended June 30, 2008. In addition, unless we are able to attract additional clients for medium to large studies, we will continue to be dependent on a small number of clients for a substantial majority of our revenue.

If we do not gain new clients and new projects from our business development efforts, our growth may be limited, sales of our services may decrease and our operating results may suffer.

We generally do not have long-term contracts with clients for our services. In addition, any project we undertake may generally be terminated at any time by the client on short notice. As a result, it is difficult for us to forecast future sales, and our future revenue depends on our ability to generate new clients and new projects. Our business development efforts are substantially dependent on our ability to effectively manage our time, personnel and resources. In particular, our Chief Scientific Officer is often heavily involved in the marketing and business development process, and time that she spends in this area detracts from her available time for laboratory and development work. Our success in business development depends in part on our reputation in the industry and client perceptions (including as to our laboratory capacity and financial health), and also to a degree on personal relationships between us and the client. With the significant consolidation in the pharmaceutical industry, it is often a long and complex process in finding and meeting with the right person within the client company. We also understand that some companies in the pharmaceutical industry have “preferred vendor” lists, such that a vendor cannot participate in requests for proposal or contract with the company unless the vendor is pre-approved on the list. We are attempting to expand our efforts in this area. In addition, we are hopeful that with the expansion of our service offerings, such as our biomarker services through Pacific Biomarkers, we will be able to attract new clients. If a client or prospective client has negative perceptions about our capabilities, our laboratory capacity or our financial health, this may affect our ability to develop new clients or projects. If our business development efforts are not successful, our revenue and cash flow may decrease and our operating results may suffer.

We may bear financial risk if we underprice our contracts or overrun cost estimates.

Since our contracts are primarily often structured as fixed price (or to a lesser extent as fee-for-service with a cap), we bear the financial risk if we initially underprice our contracts or otherwise overrun our cost estimates. Such under pricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our backlog is subject to customer cancellation or modification and may not result in future revenue.

We enter into contracts for studies and projects to be performed over an extended period of time, which may exceed several years. For internal management purposes, we maintain an order backlog to track anticipated net revenues that may be earned in the future for work that has not yet been performed. Backlog generally includes work to be performed under signed agreements (i.e., contracts and letters of intent), and once we commence work under a signed agreement, we recognize net revenues over the life of the project. Although backlog can provide helpful information to our management with respect to a particular study, we believe that our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. These reasons include that the scope of studies may change and studies may be terminated, reduced in scope or delayed at any time by the client or regulatory authorities. As a result, we cannot predict to what extent our backlog will ultimately result in future revenues or estimate the portion expected to be filled in any particular fiscal period. A reduction in backlog during any particular period or the failure of our backlog to result in future revenues could adversely affect our results of operations.

Our revenue is unpredictable and varies significantly from quarter to quarter and year to year.

We typically experience significant quarterly fluctuations in revenue in any fiscal year. For fiscal 2008 compared to fiscal 2007, even though our yearly revenue decreased only 3% to approximately $8,265,000 from approximately $8,480,000, we had significant revenue changes from quarter to quarter. The impact of quarterly fluctuations is clearly observed in the first and second fiscal quarters of 2008 where revenue decreased 23% compared to the comparable quarters in fiscal 2007. While, for the last six months of fiscal 2008, our revenue was 24% higher than for the comparable period of fiscal 2007. The following table shows the significant swings in our quarterly revenue for each quarter in the past three fiscal years:

(Dollars in thousands,	Fiscal year
rounded to nearest thousand)	2006	2007	2008
Q1, ended September 30	$1,834	$2,605	$2,082
Q2, ended December 31	3,113	2,219	1,648
Q3, ended March 31	3,110	1,755	2,296
Q4, ended June 30	2,693	1,901	2,239
Total	$10,750	$8,840	$8,265

Our revenue depends in large part on receiving new clinical or diagnostic studies from our clients, and we cannot predict the timing or amount of revenue we may recognize from quarter to quarter. With these dramatic quarterly fluctuations, it makes it difficult for management for its cash flow and capital expenditure planning purposes. During fiscal 2009, we are planning to make additional investments in our business development, technology infrastructure, operations and other areas of our business in an effort to become more competitive and to increase our revenue. These efforts will use significant amounts of time, effort and funding. These efforts may not be successful in generating additional revenue.

We have historically had working capital deficits. If our revenue does not increase, our losses may increase; cash and working capital position may decline.

We have had cash flow shortages and deficiencies in working capital in previous fiscal years. At June 30, 2008, we had approximately $1,196,000 in cash and a positive working capital position of approximately $331,000, both representing a significant decrease from the previous fiscal year; we also had significant amounts of debt, including secured convertible notes, the derivative liabilities associated with the notes and notes payable of approximately $1,835,000 and other liabilities of approximately $2,036,000 and stockholders’ equity of approximately $1,124,000. For the last fiscal year ended June 30, 2008 we had an operating loss of approximately $566,000. For the previous fiscal year ended June 30, 2007 we had an operating loss of approximately $565,000. At June 30, 2008, we had an accumulated deficit of approximately $27,704,000.

We use our cash, cash equivalents, and accounts receivable to fund our operating losses and investments in capital expenditures. Unless revenue increases, we will likely experience losses and our cash and working capital positions may be adversely impacted through fiscal 2009. To improve our cash position, we are actively seeking to increase revenue, improve operating income and secure new debt and/or equity funding. However, our continuing efforts to improve our cash position, reduce expenses and generate revenue may not be successful.

Our future capital requirements depend upon many factors, including, but not limited to:

•	the timing and number of clinical trials by clients, the number of samples submitted to us for testing, and the amount of revenue generated from these tests;
•	our ability to enter into and build relationships with new clients, and obtain additional projects from existing clients;
•	capital expenditure requirements, including for research and development efforts, upgrading or replacing laboratory equipment and making investments in information technology;
•	delays or early terminations of clinical testing agreements with clients;
•	our plans to pursue additional business strategies;
•	our ability to manage our cash flow, including by managing or reducing our expenses associated with being a public company; and
•	other business and economic factors that may occur from time to time.

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

We may need to raise additional capital through equity or debt financing or through the establishment of other funding facilities in order to keep funding operations, particularly if we continue to experience significant quarterly fluctuations in our revenue or if our revenue does not continue to increase. In the current market condition, raising capital has been, and may continue to be difficult, and we may not receive sufficient funding. Any future financing that we seek may not be available in amounts or at times when needed, or, even if it is available, may not be on terms acceptable to us. Also, if we raise additional funds by selling equity or equity-based securities, the ownership of our existing stockholders will be diluted.

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

These potential alternatives may not be open to us, or may only be available on unfavorable terms. If we are unable to obtain sufficient cash either to continue to fund operations or to locate a strategic alternative, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and ability to continue in existence. During fiscal 2009, we are planning to make additional investments in our business development, technology infrastructure, operations and other areas of our business in an effort to become more competitive and to increase our revenue. These efforts will use significant amounts of time, effort and funding.

The loss of our key personnel could adversely affect our business.

Our success depends to a significant extent upon the efforts of our senior management team and other key personnel. The loss of the services of any such personnel could adversely affect our business. Also, because of the scientific and technical nature of our business, our success is dependent upon our ability to attract and retain technologically qualified personnel. There is substantial competition for qualified personnel, and an inability to recruit or retain qualified personnel may impact our ability to grow our business and compete effectively in our industry.

As previously disclosed, effective August 22, 2008, Dr. Mario Ehlers resigned from our employment as our Chief Medical Officer, a position he has held since September 2002.  We cannot predict the impact to our business from Dr. Ehlers’ resignation.  We have retained Dr. Ehlers’ services through a consulting contract up to a maximum of six months including his continuing to serve as President of our subsidiary, Pacific Biomarkers, Inc. In addition, although we intend to commence a search for a new Chief Medical Officer, we cannot predict whether or when we will be able to find a suitable qualified replacement.  Our business, particularly our business development efforts, may be materially adversely impacted.

Our ability to protect our intellectual property is essential to the growth and development of our products and services.

We rely, in part, on trade secrets and know-how to develop and maintain our competitive position and technological advantage on our existing intellectual property and any future intellectual property we develop. See “DESCRIPTION OF BUSINESS – Other Technologies and Products” above. We protect our intellectual property through a combination of license agreements, trademark, service mark, copyright, trade secret laws and other methods of restricting disclosure and transferring title. We have and intend to continue entering into confidentiality agreements with our employees, consultants and vendors; entering into license agreements with third parties; and generally seeking to control access to and distribution of our intellectual property.

Risks Relating to Our Industry

We depend on the pharmaceutical and biotechnology industries.

Our revenue depends greatly on the outsourcing expenditures made by the pharmaceutical and biotechnology industries in research and development. The major industry risk for us is cancellation of contracts for drug research and development studies outsourced to our company. Accordingly, economic factors and industry trends that affect our clients in these industries also affect our business. Secondarily, failure of drugs during clinical trials also results in a premature end of our work on active contracts. If companies in these industries were to reduce the number of research and development projects they outsource, our business could be materially adversely affected.

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

In addition, management continues to review developments in the dyslipidemia drug development market that provides a substantial portion of our revenues. The late-stage withdrawal of the HDL-raising drug torcetrapib by Pfizer in December 2006 had the potential to significantly impact our future revenues. Several major drug programs at a number of pharmaceutical companies were postponed, suspended or terminated, and we believe this likely impacted our ability to win new business in this therapeutic area during fiscal 2008 and fiscal 2007. Despite these events, however, towards the latter half of fiscal 2008 we observed a modest resurgence in the dyslipidemia pipeline, and we are cautiously optimistic that this trend will continue. Moreover, we have also observed a shift in emphasis in pharma from pure “cholesterol drugs” towards drugs that treat type 2 diabetes and obesity, both of which are therapeutic areas in which we have considerable expertise. Consequently, a significant proportion of new backlog signed during fiscal 2008 has been for drugs in these areas. We will continue to be impacted by changes affecting the pharmaceutical and biotechnology industries.

Failure to keep pace with changes in the marketplace may cause us to lose market share and our revenue may decrease.

The market for our services is subject to rapid technological change and innovation. In particular, laboratories are regularly developing new assays to incorporate into clinical testing and have to maintain up-to-date laboratory equipment to stay competitive. In developing and enhancing our services, we have made, and will continue to make, assumptions about which features, standards and performance criteria will be attractive to, or demanded by, our clients. If we implement criteria that are different from those required by our clients or if our competitors introduce products and systems that better address these needs, market acceptance of our offerings may suffer or may become obsolete. In that event, our market share and revenue would likely decrease. In addition, clients are requiring that laboratories maintain secure and sophisticated information technology systems, as a means for storing data and facilitating communication between the laboratory and the client. Although we continue to expend efforts and resources in these areas, we may not be successful in keeping up with client needs or expectations. In addition, if a client or prospective client has negative perceptions about our abilities based on our financial strength, this may affect our ability to attract new clients or projects. Many of our competitors have greater resources than we do. We are also exploring additional financing to be used to continue to update our laboratory service capability. If we are unsuccessful in raising funds as and when needed, we may, or it may be perceived, that we are less efficient and less economical than our competitors and we may lose business to our competitors. If this occurs, it would have a material adverse effect on our revenue and financial performance.

In an effort to mitigate these risks, we are continually evaluating new business opportunities that allow us to leverage our expertise, broaden our service menu, diversify our client base, and increase the scope and number of our contracts. A major initiative in this regard has been the creation of Pacific Biomarkers to focus on a rapidly expanding market segment, clinical biomarker services. However, if the market for these services does not develop as we anticipate, we may not be successful in attracting new clients and generating revenue.

We may not be able to successfully develop and market new services.

We may seek to develop and market new services that complement or expand our existing business. If we are unable to develop new services and or create demand for those newly developed services, our future business, results of operations, financial condition and cash flows could be adversely affected.

Despite these risks, we believe we have been successful in evaluating new business opportunities that allow us to leverage our expertise, broaden our service menu, diversify our client base, and increase the scope and number of our contracts. Specifically, we launched a major initiative in this regard in fiscal 2008 by creating Pacific Biomarkers to focus on a rapidly expanding market segment, clinical biomarker services. We are hopeful that these new services will help us to attract new clients, and increase the number and total value of our contracts. However, if the market for these services does not develop as we anticipate, we may not be successful in attracting new clients and generating revenue. In addition, these new services require management time and efforts, which may detract from our core business.

We operate in a highly competitive industry, and we may lose or fail to attract clients for our services to our competitors.

Our competitors range from small, limited-service providers to full service global contract research organizations. Our main competition consists of in-house departments of pharmaceutical companies, full-service contract research organizations, and, to a lesser degree, universities. See “DESCRIPTION OF BUSINESS – Competition” above. We compete on a variety of factors, including

•	technological expertise and efficient drug development processes,
•	reputation for on-time quality performance,
•	price,
•	expertise and experience in specific areas,
•	strengths in various geographic markets and global reach,
•	ability to manage large-scale clinical trials both domestically and internationally,
•	scope of service offerings,
•	ability to acquire, process, analyze and report data in a time-saving and accurate manner, and
•	expertise and experience in health economics and outcomes services.

Many of our competitors have greater resources than we do, have global operations and greater name recognition. If we experience significant competition which is based on factors which we do not have in our business, such as global management of projects or size, our business could be materially adversely affected. Through our joint marketing arrangement with Quintiles, we believe we are able to improve our competitive position. We continue to realize significant financial benefit from this relationship, even though this arrangement may not be successful in generating revenue for us or improving our competitive position in the future.

Changes in government regulations could decrease the need for our services.

Governmental agencies throughout the world, but particularly in the United States, highly regulate the drug development and approval process. See “DESCRIPTION OF BUSINESS – Government Regulation” above. Our business involves performing safety and efficacy laboratory testing during clinical trials of new pharmaceutical drugs. Clinical trial laboratory data is used by pharmaceutical and biotechnology companies in the submission process to the FDA for the marketing approval of a new drug. Changes in regulations, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures or an increase in regulatory requirements that we have difficulty satisfying, could eliminate or substantially reduce the need for our services. Also, government efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs may have an impact on the drug development and approval process, and our clients may spend less, or reduce their growth in spending, on research and development.

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

Many of our clients require our laboratories to be tested from time to time for certification that we comply with their internal requirements. If we fail to comply, we will probably be terminated from existing contracts and we will not be eligible to bid on that client’s future projects. While generally we have been very successful in maintaining certifications and in gaining new certifications, if we fail certification tests, especially for our major clients, our business would be materially adversely affected.

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

Specialty reference and central laboratory services create a risk of liability.

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

We are dependent on single-source suppliers.

We purchase certain reagents from many single source suppliers. The disruption of such supply relationships could impair our ability to perform laboratory testing, result in contract delays or cause us to incur costs associated with the finding of alternative sources of supplies. This could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Common Stock

Our common stock is traded on the OTC Bulletin Board and is considered a “penny stock”. Our stockholders’ ability to sell shares in the secondary trading market may be limited.

Our common stock is currently quoted for trading on the OTC Bulletin Board. As a result, the liquidity of our common stock is limited, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and the lack of coverage by security analysts and the news media of our company.

In addition, because our stock is quoted on the OTC Bulletin Board, our common stock is subject to certain rules and regulations relating to “penny stock.” A “penny stock” is generally defined as any equity security that has a price less than $5.00 per share and that is not quoted on the NASDAQ Stock Market or a national securities exchange. Being a penny stock generally means that any broker who wants to trade in our shares (other than with established clients and certain institutional investors) must comply with certain “sales practice requirements,” including delivery to the prospective purchaser of the penny stock a risk disclosure document describing the penny stock market and the risks associated therewith. In addition, broker-dealers must take certain steps prior to selling a “penny stock,” which steps include:

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

Risks related to our common stock include, but are not limited to the following:

• Our quarterly operating results may vary, and these fluctuations could affect the market price of our stock.
• Our stock price is volatile and a stockholder’s investment in our common stock could suffer a decline in value.
• The market for our stock has not been liquid.

As we issue additional equity securities in the future, including upon conversion of any of our secured convertible debt, the ownership of our existing stockholders will be diluted. In particular, the secured convertible debt has a full ratchet anti-dilution provision that could significantly dilute the ownership of our stockholders.

Our 2005 Note with Laurus is convertible into shares of our common stock at an initial conversion price of $1.17 per share. See “DESCRIPTION OF BUSINESS – Laurus Debt Investment” above. In addition, the 2005 Note carries a full ratchet anti-dilution provision, such that if we issue convertible or equity securities (subject to certain exceptions, including stock option grants and issuances in connection with certain acquisition transactions) at a price less than the initial conversion price, the note conversion price will be automatically adjusted down to that lesser price. In addition to the conversion rights of the convertible debt, as we issue stock or convertible securities in the future, including for any future equity financing or upon exercise of any of the outstanding stock purchase warrants and stock options, those issuances would also dilute our stockholders. If any of these additional shares are issued and are sold into the market, it could decrease the market price of our common stock and could also encourage short sales. Short sales and other hedging transactions could place further downward pressure on the price of our common stock.

We do not intend to pay cash dividends, so any return on investment must come from appreciation.

We have not declared dividends on our common stock in the past, and do not intend to declare dividends on our common stock in the foreseeable future. As a result, any investment return in our common stock must come from increases in the fair market value and trading price of our common stock.

ITEM 1B	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2	PROPERTIES

We lease approximately 15,000 square feet of office and laboratory space in Seattle, Washington for our executive offices and laboratory. In April 2007 we entered into an amendment to the lease to extend its term through October 31, 2012. The current monthly rent under the lease is $20,361. The monthly rental rate increases approximately three percent on each November 1 for the remainder of the term.

We believe the leased premises are suitable and adequate for their current intended use. In the opinion of management, the leased premises are adequately covered by insurance.

We do not own any real property. We do not have a policy pertaining to investments in real estate. Our current practice is to invest solely in short-term market securities per our investment policy.

ITEM 3	LEGAL PROCEEDINGS

We are not a party to any pending material legal proceedings.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2008.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted for trading on the OTC Bulletin Board under the symbol “PBME.”

The following table shows, for each quarter of fiscal 2008 and 2007, the high and low closing sales prices as reported by the OTC Bulletin Board. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	OTC Bulletin Board
	High	Low
Fiscal 2008:
Fourth quarter, ended June 30, 2008	$0.50	$0.35
Third quarter, ended March 31, 2008	0.66	0.45
Second quarter, ended December 31, 2007	0.82	0.60
First quarter, ended September 30, 2007	0.79	0.56

Fiscal 2007:
Fourth quarter, ended June 30, 2007	$0.90	$0.42
Third quarter, ended March 31, 2007	1.07	0.75
Second quarter, ended December 31, 2006	1.16	0.90
First quarter, ended September 30, 2006	1.23	0.85

Holders

As of September 25, 2008, there were 19,188,421 shares of common stock issued and outstanding, held by approximately 207 holders of record.

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

ITEM 6	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated audited financial statements and related notes for the fiscal year ended June 30, 2008, included elsewhere in this Report. Except for historical information, the following discussion contains forward-looking statements. See “Cautionary Notice Regarding Forward Looking Statements” and “Risk Factors.”

Overview

We provide specialty central laboratory services to support pharmaceutical and laboratory diagnostic manufacturers in the conduct of human clinical research, for use in their drug and diagnostic product development efforts. Our clients include a number of the world’s largest multi-national pharmaceutical, biotechnology and diagnostic companies. Our well-recognized specialty areas include cardiovascular disease (dyslipidemia, atherosclerosis, and coronary heart disease), diabetes (and obesity), and bone and joint diseases (osteoporosis as well as osteo and rheumatoid arthritis). Coupled with our specialty testing, we also have central laboratory capability and provide full-service central laboratory support for multi-center clinical trials, including routine safety lab tests (general chemistry, hematology, and urinalysis). Beginning in fiscal 2008, we also provide clinical biomarker services for novel biomarkers, as well as custom assay services, to our pharmaceutical and biotech clients. Our company is a Delaware corporation, incorporated in May 1996, and we conduct our operations primarily through our wholly-owned subsidiary, Pacific Biometrics, Inc., a Washington corporation.

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

Revenue Recognition

Under fixed-price contracts, we recognize revenue as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date compared to the total units-of-work contracted. Our client contracts may be delayed or cancelled at anytime. Uncertainty surrounding continuation of existing revenues during any period is high. We believe that recognizing revenue as services are performed is the most appropriate method for our business as it directly reflects services performed in the laboratory. We would expect material differences in reporting of our revenues to occur if we changed our assumptions for revenue recognition from services performed to other methods such as percent complete or completed contract methods. While both other methods are allowed under GAAP, they would introduce more variables and estimates into our revenue recognition process. The percent complete method introduces estimated costs early in the process that may drive revenues higher in early periods and should the study be terminated early, previously recognized revenue would be reversed, net of a cancellation fee, if applicable. The completed contract method may recognize revenues in future contract periods, such as the first quarter after a fiscal year close and subsequent to completion of the services rendered.

Financial Derivatives – Embedded Features

Embedded conversion and other features embedded in convertible notes are accounted for in accordance with Statement of Financial Accounting Standard ("SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). SFAS 133 generally requires companies to bifurcate conversion features embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19.

Our convertible notes do host conversion features and other features that are deemed to be embedded derivatives financial instruments or beneficial conversion features based on the commitment date fair value of the underlying common stock. These notes do meet the definition of derivative financial instruments and have, where applicable, been bifurcated from host instruments and are carried at fair value. We record the value allocated to warrants issued with the convertible instruments, measured at fair value and recognized by allocating a portion of the proceeds to derivative liabilities with an offset to discount on the convertible instrument. The recorded discount is accreted as interest expense using the effective interest method over the life of the debt.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We generally do not use derivative financial instruments to hedge exposures to cash flow or market risks. We account for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, we classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective transition method. This requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-priced model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated income statements. Determining the fair value of equity-based awards at the grant date requires judgment. In addition, judgment is also required in estimating the amount of equity-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, equity-based compensation expense and our results of operations could be materially impacted. We granted 200,000 restricted shares for the fiscal year ended June 30, 2008, compared to 543,234 restricted shares and 130,245 stock options for the fiscal year ended June 30, 2007.

Allowance for Doubtful Accounts

Trade Receivables – While we historically have experienced very low levels of bad debt, we continually monitor our current accounts receivable for past due accounts and adjust the allowance as circumstances warrant.  As the recorded bad debt provision is based upon management’s judgment, actual bad debt write-offs may be greater than or less than the amount recorded.  If we have specific knowledge of a current account that may be uncollectible, we will add that amount to our allowance for doubtful accounts.  We are susceptible to changes in the pharmaceutical market as well as to changes in the overall economy.  A market downturn or cost reductions from one of our largest clients may influence how we estimate our allowance for bad debt. We did not incur any bad debt expense in the current fiscal year. The balance of the bad debt allowance was $29,294 and $29,294 for the fiscal year ended June 30, 2008 and June 30, 2007, respectively.

Other Receivables – In fiscal 2008, we experienced significant non-trade bad debt where we wrote off $100,000 related to our loan and security agreement with Saigene Corporation. Saigene Corporation filed for Chapter 11 bankruptcy and we deemed that 100% of the note receivable from Saigene was uncollectible.

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

We depreciate equipment and computers over three to five years, while leasehold improvements are depreciated over the remaining life of the lease or ten years. This estimate of a three to five-year useful life on equipment and computers and a useful life based on the remaining years left on the building lease for leasehold improvements reflects management’s judgment that these useful life periods reflect a reasonable estimate of the life over which the equipment, computers and leasehold improvements will be used by us. Software costs incurred in connection with obtaining and developing internal use software (“software costs”), are capitalized in accordance with Statement of Position (SOP) No. 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Software costs are amortized over a period not to exceed three years and are included in Property and Equipment (see Note 5). The amount of depreciation and amortization expense we record in any given period will change if our estimates of the useful life of our equipment, computers, and software or leasehold interests were to increase or decrease. We use the discounted cash flow method according to SFAS 144 to test our assets for impairment. The current balance of our depreciable assets at June 30, 2008 is $884,521, net of depreciation and amortization. We currently do not carry material amounts of intangible assets on our balance sheet.

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

Results of Operations for the Fiscal Years Ended June 30, 2008 and 2007

Revenue:

	Years Ended June 30,
Dollars in thousands, rounded to nearest thousand	2008	2007	$ change	% change

Revenue	$8,265	$8,480	$(215)	(3)%

Our revenue is primarily generated from clinical pharmaceutical trials testing services and from diagnostic services. In addition, in fiscal 2008 we also recognized initial revenue from our clinical biomarker services. The approximately 3% decrease in fiscal 2008 revenue from fiscal 2007 was primarily attributable to a decrease in the size of clinical pharmaceutical trials testing and diagnostic testing services we performed.

We work directly with pharmaceutical and biotech companies as well as other large clinical laboratories that refer (“Referral Laboratory Partners”) specialty laboratory testing to us. We experience significant uncertainty regarding existing revenues and estimates of future revenues, during any period. Studies that we bid on are uncertain until we have a signed contract. Once work on a study commences, it may be cancelled by the sponsor at some time during the testing phase. Accordingly, our revenues significantly hinge on the success or failure of the testing phase, and factors that are not within our control. Moreover, drug development activities by pharmaceutical companies in the lipid / cholesterol market in general, representing a major portion of our revenues, remain unclear. In addition, several factors may adversely affect our future revenues, including a large number of pharmaceutical companies’ cost reduction announcements and continuing consolidation in the pharmaceutical market.

Combined revenue for the first and second quarters for the fiscal year ended June 30, 2008 showed a decrease of approximately $1,094,000 over the comparable quarters in the prior fiscal year. Combined revenue for the third and fourth quarters for fiscal 2008 showed an increase in revenue of approximately $879,000 over the comparable quarters in the prior fiscal year. We have previously experienced quarterly fluctuations in revenue that were above or below previous fiscal years’ revenues. Typically our revenue fluctuations are primarily explained by the timing between our work on testing and open work orders, and prior work orders having been completed or terminated.

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

Laboratory Expense and Cost of Goods Sold:

	Years Ended June 30,
Dollars in thousands, rounded to nearest thousand	2008	2007	$ change	% change

Laboratory Expenses and Cost of Goods Sold	$4,841	$5,153	$(312)	(6)%

Percentage of Revenue	59%	61%

Laboratory expense and cost of goods sold consist primarily of salaries and related benefits to employees performing analysis of clinical trial samples and the cost of reagents and supplies for analysis of clinical trial samples, and secondarily, of payments to subcontractors for laboratory services and other expenses such as rent, insurance, business and occupation taxes. For the comparable fiscal years ended June 30, 2008 and 2007, laboratory expense and cost of goods sold decreased approximately 6% to $4,841,000 from $5,153,000. Increases in cost of reagents, maintenance and repair expenses were offset by a decrease in salaries and benefits, depreciation expense, and expenses for outside services. As a percentage of revenue, laboratory expense and cost of goods was approximately 59% and 61% in fiscal years 2008 and 2007. The following table illustrates changes in Laboratory Expenses and Cost of Goods Sold in fixed and variable expense categories:

	Years Ended June 30,
Dollars in thousands, rounded to nearest thousand	2008	% of revenue	2007	% of revenue	$ change	% change

Fixed Cost Detail
Rent, Utilities, Certain Taxes	$475	6%	$503	6%	$(28)	(6)%

Variable Cost Detail
Wages, Taxes, Benefits	1,903	23	2,052	24	(149)	(7)
Reagent Chemicals	1,777	22	1,647	19	130	8
Other Variable Costs	686	8	951	12	(265)	(28)
Total	4,366	53	4,650	55	(284)	(6)

Total Cost of Goods Sold	$4,841	59%	$5,153	61%	$(312)	(6)%

The largest component of laboratory expense during fiscal 2008 was salaries and related benefits. During the fiscal years ended June 30, 2008 and 2007, respectively, salaries and related benefits were 23% and 24% of revenue and accounted for approximately 39% and 40% of total laboratory expense and cost of goods sold. During fiscal 2008, as the number of our clinical studies declined slightly from 2007, we did not reduce our laboratory staff. Our highly skilled laboratory technical people are difficult to find, and once hired, we train our staff extensively on our proprietary methods. However, laboratory salaries and related benefits decreased approximately 7% to $1,903,000 from $2,052,000, for the fiscal years ended June 30, 2008 and 2007, respectively, due primarily to staff transfer in our laboratory. We promoted two technical positions to our Science and Technology team, and this expense is included in the Sales, General and Administrative expense (described below) and no longer as laboratory expense.

The other primary component of laboratory expense is the cost of supplies for analysis of clinical trial samples. During the fiscal years ended June 30, 2008 and 2007, respectively, lab supplies were approximately 37% and 32%, and outside services were approximately 3% and 9%, of total laboratory expense and cost of goods sold. The 8% increase in laboratory supplies reflects a change in the mix of testing performed in the laboratory. In particular, the mix of testing during the year ended June 30, 2008 used significantly less outside testing services than for the comparable period June 30, 2007, but required comparable amounts of reagent. These reagent and supply costs are highly variable depending on the type of tests performed and level of revenues.

Selling, General and Administrative Expense:

	Years Ended June 30,
Dollars in thousands, rounded to nearest thousand	2008	2007	$ change	% change

Selling, General and Administrative Expense	$3,990	$3,892	$98	3%

Percentage of Revenue	48%	46%

Our selling, general and administrative expense consists primarily of compensation for our executive officers, board members and other selling, general and administrative personnel (including those in business development, laboratory administration, and our science and technology department), as well as share-based compensation, business development expenses, and legal and accounting fees.

For the comparable years ended June 30, 2008 and 2007, respectively, selling, general and administrative expense increased approximately 3% to approximately $3,990,000 from $3,892,000. As a percentage of revenue, selling, general and administrative expenses were approximately 48% and 46%, respectively, for the comparable fiscal years ended June 30, 2008 and 2007. The dollar increase in our selling, general and administrative expenses for the comparable periods is due in large part to salaries and benefits for management, sales and administrative personnel, which increased approximately $384,000 as a result of hiring a new scientist and re-categorizing two of our laboratory technologists to our Science and Technology team. This change increased headcount to 17 FTE in fiscal 2008 from 14 FTE in fiscal 2007.

For the year ended June 30, 2008, we also had increases in management consulting expense associated with Sarbanes-Oxley Act compliance, legal expenses, bad debt expense related to our loan and security agreement with Saigene Corporation, trade show and advertising expenses. These increases were partially offset by decreases in share-based compensation expense, bonuses, public company expense and expenses for computer consultants. We incurred approximately $171,000 of share-based compensation expense during fiscal year 2008 compared to $560,000 for fiscal year 2007. Overall decrease of public company expense was due to a reduction of investor relations expense and adjustment of fair value of broker warrants related to our debt financing arrangement with Laurus.

Other Expense:

	Years Ended June 30,
Dollars in thousands, rounded to nearest thousand	2008	2007	$ change	% change

Other Expense	$5	$648	$(643)	(99)%

Percentage of Revenue	0%	8%

Total other expense decreased 99% to approximately $5,000 from expense of approximately $648,000 during the fiscal years ended June 30, 2008 and 2007, respectively. These improvements in our other expense are primarily attributable to a decrease in interest expense paid on the 2004 and 2005 Notes, an increase in the gain on adjustment of embedded and freestanding derivatives to fair value, and an increase in interest income and other income for the year ended June 30, 2008.

During fiscal 2008 and 2007, we continued to make monthly payments of principal and accrued interest on our notes payable to Laurus. The reduction in the principal balances of the Laurus notes decreased accrued interest, and our interest expense decreased 42% to $220,000 in fiscal 2008, down from $377,000 for the year ended June 30, 2007. In addition, with the reduction in the principal balances, the number of common shares into which the notes were convertible also decreased. This resulted in an increase in the “gain on adjustment of embedded and freestanding derivatives to fair value” in fiscal 2008 of approximately $111,000 to $805,000 or 16%, up from $694,000 for the year ended June 30, 2007. Another component of other expense in the year ended June 30, 2008 was approximately $674,000 of non-cash interest expense that represented the accretion of the intrinsic value of the conversion feature and warrants, compared to $886,000 of such non-cash interest expense recorded for the 2007 fiscal year.

We had approximately $202,000 of other income; with approximately $96,000 of interest income from our investments; $47,000 of interest income and $57,000 from a state tax refund and $2,000 from disposal of fixed assets.

We also recognized approximately $107,000 of expense associated with amortization of approximately $293,500 in fees and expenses related to the 2004 Note, and approximately $168,000 in fees and expenses related to the 2005 Note. We are amortizing these fees to deferred financing costs over the amended 48-month life of each note. As of June 30, 2008, unamortized balance was approximately $18,000.

During the fiscal year ended June 30, 2007, other expense included settlement charges we paid totaling $50,000. This sum represents a promissory note in principal amount of $50,000 issued jointly by us and Saigene Corporation in connection with our prior asset purchase agreement dated August 28, 2002. We did not have a comparable expense in fiscal year ended June 30, 2008.

Net Loss:

	Years Ended June 30,
Dollars in thousands, rounded to nearest thousand	2008	2007	$ change	% change

Net Loss	$(571)	$(1,213)	$642	53%

Percentage of Revenue	(7)%	(14)%

We had a net loss of approximately $(571,000) in fiscal 2008 compared to a net loss of approximately $(1,213,000) in fiscal 2007. Considering our slight decrease in revenue between the fiscal years, this improvement in net loss was primarily attributable to our significant decrease in other expenses, as described above. In addition, net loss was improved by decreases in laboratory expenses, which more than offset the increase in our selling, general and administrated expenses.

Liquidity and Capital Resources:

We had a decrease in revenues and a net operating loss for the fiscal year ended June 30, 2008. However, our net loss has significantly improved compared to the fiscal year ended June 30, 2007, primarily due to a decrease in other expenses related to Laurus convertible debt.

While revenues have decreased slightly from fiscal 2007, we experienced the third highest revenue in our history for fiscal 2008. We have continued to experience significant volatility in our revenues over the past several years. We may experience significant losses and our cash and working capital position will be adversely impacted if our revenues continue to decrease significantly in future periods. Our operations historically have been funded through revenues generated from operations and from debt and equity financings.

At June 30, 2008 our cash and cash equivalents were approximately $1,196,000, compared to approximately $4,220,000 at June 30, 2007. The decrease in our cash primarily reflects our on-going monthly payments of principal and accrued interest on our secured Laurus convertible debt. Cash flow from operations was down approximately $1,188,000 from fiscal 2007. We expect improved results and a cash balance that we believe will fund our current operating needs through fiscal 2009. The net decrease in our cash and cash equivalents from the prior fiscal year is the result of: (a) increases in accounts receivable and other receivable, (b) decreases in advances from customers, (c) payments on our accrued liabilities, (d) increases in inventory. For the fiscal year 2009, we expect improved results and adequate cash balance to fund our current operating needs.

At June 30, 2008, we had approximately $2,146,000 in accounts receivable, compared to approximately $1,659,000 as of June 30, 2007, reflecting timing of revenues billed and collected. Our accounts receivable generally reflect our billings, and may include one or several individually large customer receivables from time to time. We generally have a high collectibility rate on our accounts receivable, and our allowance for doubtful trade accounts is approximately $29,000, which we believe is reasonable based on our past experience. In fact, we did not incur any bad trade debt in the 2008 fiscal year. However, during 2008 we experienced significant non-trade bad debt where we wrote off $100,000 related to our loan and security agreement with Saigene Corporation. Saigene Corporation filed for Chapter 11 bankruptcy and we deemed that 100% of the note receivable from Saigene is uncollectible.

Total liabilities recorded on our balance sheet as of June 30, 2008 were approximately $3,871,000 compared to approximately $5,859,000 as of June 30, 2007. The significant decrease in liabilities was the result of a large decrease in our overall balance of secured Laurus convertible debt, as well as decreases in our other notes payable and capital lease obligations. Significant components of our liabilities include the 2004 and 2005 Notes with Laurus, and, to a lesser degree, our prior $350,000 in borrowings in fiscal 2006 under our credit facility with Franklin Funding. As required by U.S. generally accepted accounting principles, the liability we recorded for the 2004 and 2005 Notes reflected a discount from the face value of the secured Laurus convertible notes by approximately $674,000, related to the valuation of the conversion features and the warrants. Those conversion features and warrants are bifurcated from the convertible notes and reported as derivative liabilities. During the fiscal year ended June 30, 2008, Laurus did not convert any portion of the principal amount due on the 2004 Note. As of June 30, 2008 the remaining principal balance on the 2004 Note was approximately $417,000. This balance was subsequently paid in full on July 28, 2008. No amounts of the 2005 Note have been converted, and as of June 30, 2008 the remaining principal balance on the 2005 Note was $350,000. Accordingly, if the discount to face value is disregarded, our total liabilities as of June 30, 2008 and June 30, 2007, respectively, would be approximately $3,959,000 and $6,620,000.

At June 30, 2008, we had working capital of approximately $331,000, compared to approximately $827,000 at June 30, 2007. The approximately $496,000 decrease in working capital is attributable to several changes in the components of working capital. Changes providing negative impact include decreases in cash and increases in accounts payable. Changes providing positive impact include increases in accounts receivable, inventory and decreases in customer advances, capital lease obligations, derivative liability related to the 2004 and 2005 Notes, and other notes payable. In addition, the 2004 and 2005 Notes are classified as short-term liabilities on this basis, which reduces working capital.

Net cash used in operating activities was approximately $1,025,000 for the fiscal year ended June 30, 2008. For the fiscal year ended June 30, 2008, net cash used in operations included the effect of approximately $674,000 of accretion of fair value related to the 2004 and 2005 Notes and approximately $236,000 in depreciation and amortization. Our investing activities used approximately $219,000 for the fiscal year ended June 30, 2008 for the acquisition of capital equipment related to our laboratory. Cash flows used in financing activities included approximately $1,780,000 consisting primarily of approximately $1,600,000 in payments on our 2004 and 2005 Notes with Laurus, $113,000 in payments on note payable with Franklin Funding, and payments of approximately $67,000 on capital lease obligations.

As described above, we experienced a small decrease in revenue for the year ended June 30, 2008, and we incurred a net loss. We have realized a substantial decline in our cash and working capital position from operations. However, we expect these trends will not continue during fiscal 2009, as we will no longer have monthly principal payments associated with our Laurus debt due to final payment on the 2004 Note in July 2008 and scheduled final payment on the 2005 Note in January 2009. We are considering new debt financing for fiscal 2009. However, the terms of that debt are unknown at this time. In fiscal 2009 we will continue to actively pursue business development and marketing activities to broaden our client and revenue base, and we anticipating make additional investments from time to time in our technology infrastructure, operations and other areas of our business. These efforts will use significant amounts of time, effort and funding. Our efforts to improve our operations and increase revenue may not be successful.

We expect that our current cash, current assets and any cash flows from operations will be sufficient to fund operations through fiscal 2009. (See “Note 8 to Consolidated Financial Statements” included in this Report). However, any decreases in future revenue would adversely affect our financial condition, and we may need to seek additional capital before fiscal 2010. We may not be able to raise sufficient financing, whether debt or equity. We have no additional amounts available to us under our Franklin Funding credit facility, and we do not have any other credit facility in place. In addition, until the Laurus notes are paid in full, based on the terms of the Laurus debt financings, raising additional capital may be difficult or highly dilutive to existing stockholders.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T)	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) accumulated and communicated to management, including our Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance. Based upon that evaluation, management and our Chief Executive Officer and Vice President of Finance concluded that our disclosure controls and procedures are effective at June 30, 2008.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance, we conducted an evaluation of our internal control over financial reporting as of June 30, 2008, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

/S/ Ronald R. Helm	/S/ John P. Jensen
Ronald R. Helm Chief Executive Officer	John P. Jensen Vice President of Finance

THE FOREGOING MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING SHALL NOT BE DEEMED TO BE “FILED” WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY PAST OR FUTURE FILING UNDER THE SECURITIES ACT OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT WE SPECIFICALLY INCORPORATE IT BY REFERENCE INTO SUCH FILING.

ITEM 9B	OTHER INFORMATION

On September 24, 2008, we entered into an amendment of our employment agreement with Ronald R. Helm, our Chief Executive Officer. Under this amendment, to be effective October 1, 2008, we (a) extended his employment agreement for an additional year, to September 30, 2010, (b) increased his annual base salary to $250,000 (from $240,000), and (c) agreed to grant to him 50,000 shares of restricted common stock and stock options for 150,000 shares of common stock on October 1, 2008. The restricted shares vest on the third anniversary of the grant date and are subject to forfeiture under certain conditions if his employment is terminated prior to the vesting date. The stock options vest monthly over a period of three years from the grant date, and will have an exercise price equal to the closing market price on the grant date.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Part III, Item 10, is included in our proxy statement relating to our 2008 annual meeting of stockholders, and is incorporated herein by reference to the sections captioned “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Meetings and Committees,” “Audit Committee,” “Policy on Stockholder Nomination of Directors” and “Code of Ethics”. The proxy statement will be filed within 120 days of June 30, 2008, our fiscal year end.

ITEM 11	EXECUTIVE COMPENSATION

Information called for by Part III, Item 11, is included in our proxy statement relating to our 2008 annual meeting of stockholders, and is incorporated herein by reference to the section captioned “Executive Compensation.” The proxy statement will be filed within 120 days of June 30, 2008, our fiscal year end.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information called for by Part III, Item 12, is included in our proxy statement relating to our 2008 annual meeting of stockholders, and is incorporated herein by reference to the section captioned “Principal Stockholders.” The proxy statement will be filed within 120 days of June 30, 2008, our fiscal year end.

Equity Compensation Plan Information

The following table gives information as of June 30, 2008, regarding our common stock that may be issued upon the exercise of options, warrants and other rights under our equity compensation plans. See also “Notes 10 and 11 to Consolidated Financial Statements” to our Consolidated Financial Statements for the fiscal year ended June 30, 2008 included in this report.

	(a)	(b)	(c)
Plan Category	No. of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	No. of Shares Available for Future Issuance, excluding securities reflected in Column (a)
Equity Compensation Plans Approved by Stockholders (1)	1,351,907	$0.79	448,093

Equity Compensation Plans Approved by Stockholders (2)	864,397	$0.99	2,135,603

Equity Compensation Plans Not Approved by Stockholders	4,149,677	$1.25	-

TOTAL	6,365,981	$1.11	2,583,696

(1)	Consists solely of the Pacific Biometrics, Inc. 1996 Stock Incentive Plan.
(2)	Consists solely of the Pacific Biometrics, Inc. 2005 Stock Incentive Plan.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Part III, Item 13, is included in our proxy statement relating to our 2008 annual meeting of stockholders, and is incorporated herein by reference to the section captioned “Related-Party Transactions.” The proxy statement will be filed within 120 days of June 30, 2008, our fiscal year end.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Part III, Item 14, is included in our proxy statement relating to our 2008 annual meeting of stockholders, and is incorporated herein by reference to the sections captioned “Policy for Approval of Audit and Permitted Non-Audit Services” and “Audit and Related Fees.” The proxy statement will be filed within 120 days of June 30, 2008, our fiscal year end.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report are as follows:

1. Financial Statements: The following consolidated financial statements, related notes and report of independent registered public accounting firm are incorporated by reference into Item 8 of Part II of this Annual Report on Form 10-K for the fiscal year ended June 30, 2008:

2. Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3. Exhibits.

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

3.2	(2)	Amended and Restated By-Laws of the Company
4.1	(2)	Specimen Stock Certificate
10.1A	(3)	1996 Stock Incentive Plan, as amended
10.1B	(4)	Form of stock option agreement (for employees and officers) under 1996 Stock Incentive Plan
10.1C	(4)	Form of stock option agreement (for directors) under 1996 Stock Incentive Plan
10.2A	(5)	2005 Stock Incentive Plan
10.2B	(6)	Form of stock option agreement under 2005 Stock Incentive Plan
10.2C	(7)	Form of restricted stock award agreement under 2005 Stock Incentive Plan
10.3A	(8)	Executive Employment Agreement, dated June 1, 2006, between Pacific Biometrics, Inc. and Ronald R. Helm
10.3B	(9)	First Amendment to Executive Employment Agreement, between Pacific Biometrics, Inc. and Ronald R. Helm, dated August 30, 2006
10.3C	(10)	Second Amendment to Executive Employment Agreement, between Pacific Biometrics, Inc. and Ronald R. Helm, dated October 19, 2007
10.3D	**	Third Amendment to Executive Employment Agreement, between Pacific Biometrics, Inc. and Ronald R. Helm, dated September 24, 2008
10.4 ++	(11)	Employment Agreement, dated October 1, 2004, by and between the Company and Dr. Elizabeth Leary
10.5A	(12)	Office Lease, dated April 23, 1997, between Tom Kane and Elsa Kane and the Company
10.5B	(13)	First Amendment to Office Lease, dated January 20, 1998

10.5C	(13)	Second Amendment to Office Lease, dated April 20, 2007
10.6	(14)	Securities Purchase Agreement, dated January 31, 2005 between the Company and Laurus Master Fund, Ltd.
10.7	(14)	$1.5 Million Secured Convertible Term Note, dated January 31, 2005, made by the Company in favor of Laurus Master Fund, Ltd.
10.8	(15)	Master Security Agreement dated May 28, 2004, among the Company, BioQuant, Inc., Pacific Biometrics, Inc., a Washington corporation, PBI Technology, Inc., and Laurus Master Fund, Ltd.
10.9	(15)	Subsidiary Guaranty dated May 28, 2004, among Pacific Biometrics, Inc., a Washington corporation, BioQuant, Inc., and PBI Technology, Inc.
10.10	(15)	Stock Pledge Agreement dated May 28, 2004, between the Company and Laurus Master Fund, Ltd.
10.11	(14)	Amendment No. 2, dated January 31, 2005, among the Company, Pacific Biometrics, Inc., a Washington corporation, BioQuant, Inc., PBI Technology, Inc. and Laurus Master Fund, Ltd.
10.12	(16)	Amendment No. 1, dated May 6, 2005, between Pacific Biometrics, Inc. and Laurus Master Fund, Ltd.
10.13	(17)	Omnibus Amendment to Laurus Convertible Term Notes, dated May 30, 2008
10.14	(15)	Common Stock Purchase Warrant, dated May 28, 2004, issued by the Company in favor of Laurus Master Fund, Ltd. for 681,818 shares of common stock.
10.15	(14)	Common Stock Purchase Warrant, dated January 31, 2005, issued by the Company in favor of Laurus Master Fund, Ltd. for 326,087 shares of common stock.
10.16	(16)	Common Stock Purchase Warrant, dated May 6, 2005, issued by Pacific Biometrics, Inc. in favor of Laurus Master Fund, Ltd. for 1,000,000 shares of common stock.
10.17	(18)	Common Stock Purchase Warrant issued by the Company in favor of Source Capital Group, Inc.
10.18	(19)	Loan and Security Agreement, dated November 3, 2005, between Pacific Biometrics, Inc. and Franklin Funding, Inc.
10.19	(20)	Form of Common Stock Purchase Warrant for March 2006 private placement
14.1	(4)	Code of Ethics for Financial Officers
21.1	**	Subsidiaries of Pacific Biometrics, Inc.
23.1	**	Consent of PMB Helin Donovan, LLP
31.1	**	Certification by Ronald R. Helm, Chief Executive Officer
31.2	**	Certification by John P. Jensen, Vice President of Finance and Controller
32.1	**
Certification by Ronald R. Helm, Chief Executive Officer and John P. Jensen, Vice President of Finance and Controller, of Pacific Biometrics, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith
++	Portions of the marked exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.
(1)	Incorporated by reference to Exhibits of Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, filed on May 15, 2003.
(2)	Incorporated by reference to Exhibits of Registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, Registration No. 333-11551, filed on October 11, 1996.
(3)	Incorporated by reference to Exhibits of Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed on September 29, 2003.
(4)	Incorporated by reference to Exhibits of Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, filed on September 23, 2004.
(5)	Incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed on October 25, 2005.
(6)	Incorporated by reference to Exhibits of Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, filed on October 3, 2006.
(7)	Incorporated by reference to Exhibits of Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007, filed on February 13, 2008.
(8)	Incorporated by reference to Exhibit of Registrant’s Current Report on Form 8-K filed on June 7, 2005.

(9)	Incorporated by reference to Exhibit of Registrant’s Current Report on Form 8-K filed on September 5, 2006.
(10)	Incorporated by reference to Exhibits of Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed on November 14, 2007.
(11)	Incorporated by reference to Exhibits of Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, filed on November 15, 2004.
(12)	Incorporated by reference to Exhibits of Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, filed on September 29, 1997.
(13)	Incorporated by reference to Exhibits of Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, filed on October 5, 2007.
(14)	Incorporated by reference to Exhibits of Registrant’s Current Report on Form 8-K filed on February 1, 2006.
(15)	Incorporated by reference to Exhibits of Registrant’s Current Report on Form 8-K filed on June 7, 2004.
(16)	Incorporated by reference to Exhibit of Registrant’s Current Report on Form 8-K filed on May 10, 2005.
(17)
Incorporated by reference to Exhibit of Registrant’s Current Report on Form 8-K filed on June 5, 2008. (18) Incorporated by reference to Exhibits of Registrant’s Registration Statement on Form SB-2, Registration No. 333-116968, filed on June 29, 2004.

(19)	Incorporated by reference to Exhibit of Registrant’s Current Report on Form 8-K filed on November 7, 2005.
(20)	Incorporated by reference to Exhibit of Registrant’s Current Report on Form 8-K filed on March 13, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2008.

PACIFIC BIOMETRICS, INC.

By:	/s/ Ronald R. Helm
Ronald R. Helm
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Ronald R. Helm	Chief Executive Officer, President, and Director	September 26,2008
Ronald R. Helm	(Principal Executive Officer)

/s/ John P. Jensen	Vice President of Finance and Controller	September 26,2008
John P. Jensen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Terry M. Giles	Director	September 26,2008
Terry M. Giles

/s/ Paul G. Kanan	Director	September 26,2008
Paul G. Kanan

/s/ Richard W. Palfreyman	Director	September 26,2008
Richard W. Palfreyman

/s/ Curtis J. Scheel	Director	September 26,2008
Curtis J. Scheel

/s/ Kenneth R. Waters	Director	September 26,2008
Kenneth R. Waters

/s/ Stanley L. Schloz	Director	September 26,2008
Stanley L. Schloz

PACIFIC BIOMETRICS, INC.

Form 10-KSB Annual Report

PMB Helin Donovan, LLP
Certified Public Accountants & Business Consultants

Pacific Biometrics, Inc.
Seattle, WA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Pacific Biometrics, Inc. as of June 30, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Biometrics, Inc. as of June 30, 2008 and 2007 and the results of its operations, stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB Helin Donovan LLP

PMB Helin Donovan LLP
Certified Public Accountants
San Francisco, California
September 18, 2008
50 Francisco Street,
Suite 120 San Francisco, CA 94133
Phone (415) 399-1330- Fax (415) 399-9212- www.pmbhd.com

PACIFIC BIOMETRICS, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30,

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,196,310	$4,219,926
Accounts receivable, net	2,146,080	1,659,483
Other receivables, net	451,291	261,753
Inventory	197,456	163,965
Prepaid expenses and other assets	100,869	104,825
Deferred financing cost on secured convertible note - current portion	18,447	107,170
Total current assets	4,110,453	6,517,122

Property and equipment, net	884,521	835,934

Other assets:
Deferred financing cost on secured convertible note - long-term portion	-	18,447
Total assets	$4,994,974	$7,371,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$818,224	$482,058
Accrued liabilities	450,788	478,794
Advances from customers	643,291	1,093,776
Capital lease obligation - current portion	32,530	58,841
Secured convertible note, net of unaccreted fair value assigned to conversion feature and warrants of $214,771 and $761,907, respectively	678,535	1,604,761
Embedded derivative liability	642,470	1,047,492
Freestanding derivative liability	411,545	811,536
Other notes payable - current portion	102,467	113,339
Total current liabilities	3,779,850	5,690,597

Capital lease obligations - long - term portion	91,109	65,619
Other notes payable - long - term portion	-	102,467
Total liabilities	3,870,959	5,858,683

Commitments and contingencies	-	-

Stockholders' equity:

Preferred stock, Series A convertible $0.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding for 2008 and 2007	-	-

Common stock, $0.01 par value, 30,000,000 shares authorized, 19,920,147 and 18,720,147 shares issued and outstanding, respectively	362,803	360,803
Additional paid-in capital	28,465,676	28,285,052
Accumulated deficit	(27,704,464)	(27,133,035)
Total stockholders' equity	1,124,015	1,512,820

Total liabilities and stockholders' equity	$4,994,974	$7,371,503

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30,

	2008	2007

Revenues	$8,265,237	$8,480,330

Laboratory expenses and cost of sales	4,841,033	5,153,039
Gross profit	3,424,204	3,327,291

Operating expenses:
Selling, general and administrative	3,990,230	3,892,054

Operating loss	(566,026)	(564,763)

Other income (expense):
Interest expense	(219,890)	(376,927)
Interest expense from accretion of conversion feature and warrants – secured convertible debt	(673,772)	(886,304)
Gain on adjustment of embedded and freestanding derivatives to fair value	805,013	694,205
Amortization of deferred financing costs - secured convertible debt	(107,170)	(107,170)
Other income	190,416	27,869
Total other expense	(5,403)	(648,327)

Net loss before tax expense	(571,429)	(1,213,090)

Tax expense	-	-

Net loss	$(571,429)	$(1,213,090)

Net loss per share:	$(0.03)	$(0.06)

Weighted average common shares outstanding, basic and diluted:	18,812,306	18,720,147

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30,

	2008	2007

Cash flows from operating activities:
Net loss	$(571,429)	$(1,213,090)

Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	236,004	290,222
Accretion of fair value assigned to conversion feature and warrants	673,772	886,303
Amortization of deferred financing costs on secured convertible note	107,170	107,170
Bad debt expense	100,000	23,909
Gain from embedded and freestanding derivative liabilities relating to secured convertible note	(805,013)	(694,205)
Warrant expense for equipment lease and financing	11,820	11,820
Compensation expense from restricted shares and options	170,804	560,415
Changes in assets and liabilities:
Accounts receivable	(486,597)	294,197
Other receivable	(289,538)	(3,490)
Inventory	(33,491)	(163,965)
Prepaid expenses and other assets	3,956	25,664
Advances from customers	(450,485)	127,203
Accounts payable	336,166	(67,459)
Accrued liabilities	(28,006)	(21,064)
Net cash provided by (used in) operating activities	(1,024,867)	163,629

Cash flows from investing activities:
Purchases of capital equipment	(218,924)	(127,458)
Acquisition of Company common stock	-	(201,544)
Net cash used in investing activities	(218,924)	(329,002)

Cash flows from financing activities:
Payments on notes payable	(1,713,337)	(1,056,414)
Payments on capital lease obligations	(66,488)	(56,024)
Net cash used in financing activities	(1,779,825)	(1,112,438)

Net decrease in cash and cash equivalents	(3,023,616)	(1,277,811)
Cash and cash equivalents, beginning of period	4,219,926	5,497,737

Cash and cash equivalents, end of period	$1,196,310	$4,219,926

Supplemental Information:
Cash paid during the period for interest	$235,209	$362,797
Cash paid during the period for income taxes	$-	$-

Non-cash investing and financing activities:
Cashless exercise of stock options and warrants	$-	$272

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance June 30, 2006	18,336,884	$355,098	$27,920,065	$(25,919,941)	$2,355,221

Cashless exercise of stock options and warrants	27,229	272	(272)	-	-
Warrants issued for equipment financing	-	-	11,820	-	11,820
Restricted shares issued	543,234	5,433	532,369	-	537,802
Stock options issued - compensation	-	-	22,615	-	22,615
Common stock purchased	(187,200)	-	(201,544)	-	(201,544)
Net loss for year ended June 30, 2007	-	-	-	(1,213,090)	(1,213,090)
Balance June 30, 2007	18,720,147	360,803	28,285,052	(27,133,035)	1,512,820

Warrants issued for equipment financing	-	-	11,820	-	11,820
Restricted shares issued - compensation	200,000	2,000	144,000	-	146,000
Stock options issued - compensation	-	-	24,804	-	24,804
Net loss for year ended June 30, 2008	-	-	-	(571,429)	(571,429)
Balance June 30, 2008	18,920,147	362,803	$28,465,676	$(27,704,464)	$1,124,015

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Pacific Biometrics, Inc., a Delaware corporation (“PBI” or the “Company”), provides specialty reference laboratory services to the pharmaceutical and diagnostics industries. The Company was incorporated in Delaware in May 1996. The Company conducts its business primarily through its wholly-owned subsidiary, Pacific Biometrics, Inc., a Washington corporation. The Company’s three other wholly-owned subsidiaries are PBI Technology, Inc., a Washington corporation, BioQuant, Inc., a Michigan corporation, and Pacific Biomarkers, Inc., a Washington corporation. All material intercompany balances and transactions have been eliminated in the accompanying consolidated unaudited interim financial statements. All references in this report to “we,” “our,” “us” or similar expressions are to the Company and its wholly-owned subsidiaries.

2. Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements include our consolidated financial position, results of operations, and statements of stockholders’ equity and cash flows. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

Accounts Receivable

Trade accounts receivable are stated at amounts billed to and due from clients, net of an allowance for doubtful accounts. Credit is extended based on evaluation of a client’s financial condition, and collateral is not required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. We write off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. At June 30, 2008, we deemed no additional accounts receivable uncollectible.

Other accounts receivable consist of non-trade receivables such as state business and occupation tax refunds, notes receivable and employee accounts receivable. These receivables are stated at amounts per invoice or agreement and due from other parties net of an allowance for doubtful accounts. Credit is extended based on evaluation of the parties financial condition, and collateral may be required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. We write off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  At June 30, 2008, management deemed no additional other receivable accounts uncollectible, but nevertheless continued an allowance for the entire receivable from Saigene Corporation that was deemed uncollectible at December 31, 2007 due to their bankruptcy filing late in 2007.

The balance of the bad debt allowance was approximately $129,000 and $29,000 for the fiscal years ended June 30, 2008 and June 30, 2007, respectively.

Inventory

Inventory is stated the lower of cost or market. Cost is determined on a first in, first out (FIFO) basis. Our inventory consists of reagent chemicals used in our laboratory testing.

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

In accordance with the Financial Accounting Standards Board’s Statements of Financial Accounting Standards Statement No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), all of our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized.

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

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax laws and rates that are expected to be in effect when the differences are expected to be recovered. We provide a valuation allowance for deferred tax assets due to the uncertainty of realization. We follow SFAS 109, as amended, to prepare our income tax reporting.

Financial Instruments

The carrying amounts of cash, cash equivalents, and accounts receivable, approximate fair value due to the short-term maturities of these instruments. The carrying value of our secured convertible note is recorded net of the unamortized fair value assigned to the conversion feature and warrants, representing its estimated fair value. The carrying value of our other debt approximates their estimated fair values due to the rates of interest on the debt approximate current interest rates for similar obligations with like maturities.

Financial Derivatives – Embedded Features

Embedded conversion and other features embedded in convertible notes are accounted for in accordance with Statement of Financial Accounting Standard ("SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). SFAS 133 generally requires Companies to bifurcate conversion features embedded in convertible notes from their host instruments and to account for them as freestanding derivative financial instruments in accordance with EITF 00-19.

Our convertible notes do host conversion features and other features that are deemed to be embedded derivatives financial instruments or beneficial conversion features based on the commitment date fair value of the underlying common stock. These notes do meet the definition of derivative financial instruments and have, where applicable, been bifurcated from host instruments and are carried at fair value. We record the value allocated to warrants issued with the convertible instruments, measured at fair value and recognized by allocating a portion of the proceeds to derivative liabilities with an offset to discount on the convertible instrument. The recorded discount is accreted as interest expense using the effective interest method over the life of the debt.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We generally do not use derivative financial instruments to hedge exposures to cash flow or market risks. We account for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) (ii) give the counterparty a choice of net-cash settlement or settlement in shares
(physical settlement or net-share settlement).

Deferred Debt Issue Cost

The costs relating to obtaining and securing debt financing are capitalized and expensed over the term of the debt instrument. In the event of settlement in part or whole of such debt in advance of the maturity date, an expense is recognized for the remaining unamortized deferred debt issue cost.

For the year ended June 30, 2008 and the year ended June 30, 2007, the estimated fair value of the Company's deferred debt issue cost was $18,447 and $107,170, respectively.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective transition method. SFAS No. 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-priced model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated income statements.

We use the Black-Scholes option-pricing model to estimate the calculated value of our share-based payments. Stock options are valued as of the date of grant. The volatility assumption used in the Black-Scholes formula is based on the volatility of our common stock. The following assumptions were used to compute the fair value of option grants for the fiscal year ended June 30:

	2008		2007
Expected volatility	105%		105%
Expected dividend yield	0%		0%
Risk-free interest rate	4%		5%
Expected life	10 year	s	10 year	s

We did not grant any incentive-based stock options for the year ended June 30, 2008 compared to 130,245 incentive-based stock options granted for the fiscal year ended June 30, 2007. We issued 200,000 incentive-based restricted shares for the fiscal year ended June 30, 2008, compared to 543,234 incentive-based restricted shares issued in the fiscal year ended June 30, 2007.

Revenue Recognition

We recognize revenue in the period when the related services are performed and collectibility is reasonably assured. Currently, we derive substantially all of our revenues from laboratory services. Service contracts generally take the form of fixed-price contracts. Under fixed-price contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of contract pricing terms and/or a contract amendment. Renegotiated amounts are not included in net revenues until earned, and realization is assured. Advance payments on service contracts are treated as a deposit and applied to periodic billing during the contract period. Setup and administrative fees are billed upon contract approval. Revenues from setup and administrative fees are amortized over the life of the contract. Historically, costs are not deferred in anticipation of work on contracts after they are awarded, but instead are expensed as incurred. All out-of-pocket costs are included in expenses.

Net Loss Per Share

Basic earnings (loss) per share is based upon the weighted average number of outstanding common shares. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method and the effect of preferred stock on an as-converted basis. All per share calculations exclude treasury shares.

The net income / (loss) per common share for the year ended June 30, 2008 and 2007 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options and warrants; however, such securities have not been included in the calculation of the net loss per common share as their effect is anti-dilutive.

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	YEAR ENDED June 30, 2007	YEAR ENDED June 30, 2006

Numerator - basic and diluted
Net loss	$(571,429)	$(1,213,090)

Denominator - basic or diluted
Weighted average common shares outstanding	18,812,306	18,720,147

Net loss per share - basic and diluted	$(0.03)	$(0.06)

Preferred and Common Stock

Our common stock currently is quoted on the OTC Bulletin Board under the symbol “PBME”.

Comprehensive Income

We have adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles are excluded from net income. For the year ended June 30, 2008 and 2007, the Company's comprehensive income (loss) had equaled its net loss. Accordingly, a statement of comprehensive loss is not presented.

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

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 163 will have a material impact on our financial condition or results of operation.

In May 2008, the FASB also issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. We do not expect the adoption of SFAS 162 will have a material impact on our financial condition or results of operation.

In March 2008, the FASB released Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The application of SFAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently reviewing the implications of SFAS 161and its impact on the financial statements and the accompanying notes has not yet been determined.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"), an amendment of ARB No. 51. SFAS 160 was issued to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly called minority interests) and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. SFAS 160 applies prospectively for fiscal years and interim periods beginning on or after December 15, 2008, except for the presentation and disclosure requirements. The presentation and discloser requirements shall be applied retrospectively for all periods presented. We do not expect the adoption of SFAS No. 160 will have a material impact on our financial condition or results of operation.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This Statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141(R) will have a material impact on our financial condition or results of operation.

3. Concentration of Credit Risk

Our largest client in fiscal 2008 individually accounted for approximately 14% of our total revenues, while our largest client in fiscal 2007 accounted for approximately 17% of our total revenues. As of June 30, 2008 and 2007, respectively, approximately 33% and 37% of our accounts receivable balance were from the two largest clients at that time. Component clients included in the largest client calculation may vary from period to period.

Our clients are primarily pharmaceutical companies, many of which are on the list of Fortune 1000 companies. The revenues from several pharmaceutical company divisions are aggregated as a single client for our revenue calculations. Thirty nine percent of our revenue was derived from Fortune 1000 clients for the year ended June 30, 2008. We believe that our exposure to concentration of credit risk is very low considering the financial strength of our clients.

We maintain cash in three insured commercial accounts and one uninsured investment account at major financial institutions. Although the financial institutions are considered creditworthy and have not experienced any losses on client deposits, our cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $896,310 at June 30, 2008 and by $3,919,926 at June 30, 2007.

4.  Prepaid Expenses and Other Assets

Prepaid expenses consisted of the following at June 30:

	2008	2007
Laboratory Information System Software	$6,995	$-
Debt Financing Broker Fee	25,000	-
Insurance	9,747	30,120
Property Taxes	-	13,795
Service Contracts	31,198	37,543
Trade Show and Conference Fees	10,975	12,813
Security and Lease Deposits	3,415	-
Other	13,539	10,554
	$100,869	$104.825

5. Property and Equipment

Property and equipment consisted of the following at June 30:

	2008	2007
Laboratory equipment	$1,361,980	$1,099,878
Computer equipment	388,062	368,258
Internal use software	233,477	233,417
Office furniture and equipment	211,857	209,232
Leasehold improvements	238,262	238,262
Total property and equipment	2,433,638	2,149,047
Less: accumulated depreciation and amortization	1,549,117	1,313,113
Net property and equipment	$884,521	$835,934

At June 30, 2008 and 2007, respectively, these amounts included assets under capital leases of $500,987 and $434,056, and related accumulated amortization of $387,695 and $337,265. Depreciation expense for the fiscal years ended June 30, 2008 and 2007 was $236,004 and $290,222, respectively.

6. Accrued Liabilities

Accrued liabilities consisted of the following at June 30:

	2008	2007
Accrued Laurus note costs due to third party	$33,756	$131,592
Accrued payroll and related payroll taxes	158,120	135,304
Accrued vacation	76,965	64,649
Accrued audit fees	46,677	46,677
Accrued interest expense	5,717	18,500
Accrued 401(k)	1,652	2,550
Accrued board of directors fees	18,750	18,750
Accrued fees due to PBRF	7,835	7,835
Other	27,853	52,937
	$377,325	$478,794

7. Capital Lease Obligations

We lease laboratory and other equipment under capital lease arrangements. The obligations under capital leases have interest rates ranging from approximately 6.5% to 17.64% and mature at various dates through 2009. Annual future minimum lease payments for years subsequent to June 30, 2008 are as follows:

2009	$42,574
2010	35,484
2011	35,484
2012	31,071
2013	4,458
Total minimum payments	149,071
Less: amount representing interest	(25,432)
Obligations under capital leases	$123,639

Total minimum payments	$123,639
Less: current portion	32,530
Long-term portion	$91,109

8. Notes Payable

Laurus Debt

Effective May 28, 2004 and January 31, 2005, we entered into financing arrangements with Laurus Master Fund, Ltd., a New York City based investment fund (“Laurus”). These financing arrangements consisted of secured convertible notes (“Notes”) of $2.5 million and $1.5 million each with a term of three years. In connection with both Notes, we also issued Laurus a warrants to purchase up to 681,818 shares of common stock at an exercise price of $1.25, exercisable at any time prior to May 28, 2011 and to purchase up to 326,087 shares of common stock at an exercise price of $1.37, exercisable at any time prior to January 31, 2012. The Notes bear interest at an initial rate equal to the prime rate plus two percent (2%), subject to reduction on a month-to-month basis if certain specified conditions are met. The interest rate for both Notes was equal to 7% and 10.25% for the fiscal years ended June 30, 2008 and 2007, respectively.

Under the original terms of the note, we were obligated to make monthly payments of accrued interest beginning July 1, 2004 (May 2004 Note) and March 1, 2005 (January 2005 Note), commencing December 1, 2004, begin to make monthly payments of $85,000 to reduce the principal amount by $83,333 (May 2004 Note) and, commencing August 1, 2005, monthly payments of $51,000 to reduce the principal amount by $50,000 (January 2005 Note).

In addition, we can prepay either note at any time upon payment of an amount equal to 107.5% of the then-outstanding principal balance, plus accrued and unpaid interest.

The initial conversion prices for the Notes ($1.06 and $1.17 per share) are subject to certain anti-dilution adjustments, including full ratchet anti-dilution, if we issue convertible or equity securities at a price per share less than the conversion price. As security for the obligations to Laurus, we and each of our subsidiaries granted a blanket security interest in all of their respective assets to Laurus, and we entered into a stock pledge with Laurus for the capital stock in each of its subsidiaries. We were obligated to register with the SEC for resale the shares of common stock that are issuable upon conversion of the note and upon exercise of the warrant. The registration, deemed effective by the SEC on September 28, 2004, we maintained the effectiveness of the registration statement as required, which expired January 31, 2008.

Laurus, for each monthly payment under either Note, will be obligated to convert a portion of the monthly payment into common stock at the applicable conversion price, if certain specified conditions are met. As of June 30, 2008, Laurus had converted $710,200 in principal into 670,000 shares of our common stock.

In conjunction with the financing, we incurred and recorded fees of $293,500 as deferred financing costs, which are being amortized to other expense over the life of the note. This amount includes a potential payment to our broker of up to $100,000 should Laurus convert all or a portion of the 2004 Note. At June 30, 2008, the unamortized balance of the deferred financing costs was approximately $18,000.

As of May 2004, we also recorded discounts to the secured convertible note in the amount of $683,962 and $573,266, respectively, representing the value of the conversion feature and value allocated to the warrant to purchase 681,818 shares. As of May 6, 2005, we modified the discount balance of the loan to account for the warrants issued as of January 31, 2005 for the postponement of principal payments due and for the warrants issued as of May 6, 2005 as consideration for the deferral and extension of the 2004 Note.

Upon conversion of any amounts owing under the note, we are obligated to issue warrants for up to a maximum of 181,818 shares of common stock to its broker, in the amount of 8% of amounts converted, at an exercise price of $1.25 per share, exercisable for five years.

Laurus Waiver — May 2004 $2.5 million Secured Convertible Note

On January 31, 2005, Laurus formally agreed that we would not be required to pay the principal portion of any monthly amount due for the six-month period from December 2004 through May 2005, and instead such deferred principal amounts would be due on May 1, 2007, the maturity date of the 2004 Note. In consideration for the principal payment deferral and the waiver, we issued a warrant to Laurus to purchase up to 200,000 shares of our common stock at an exercise price of $1.48. The warrant expires on January 31, 2010. The cost to us associated with the issuance of this warrant was attributed to the discount balance on the May 2004 Note.

In accounting for the issuance of the new warrants, we recorded discounts to the secured convertible note; representing the value of the conversion feature of $1,084,906, the value allocated to the warrant to purchase 681,818 shares issued on May 28, 2004 of $452,076, the value allocated to the warrant to purchase 200,000 shares issued on January 31, 2005 of $120,445, and the value allocated to the warrant to purchase 625,000 shares issued on May 6, 2005 of $383,013. The warrant to purchase 625,000 shares represents the pro-rata share of the May 2004 Note related to the warrant to purchase a total of 1,000,000 shares issued on May 6, 2005, with the balance allocated to the January 2005 Note.

Laurus Deferral and Extension — May 2004 $2.5 million and January 2005 $1.5 million Secured Convertible Notes

On May 6, 2005, Laurus and the Company amended the terms of the 2004 Note and the 2005 Note, to provide for a twelve-month deferral and extension of both. With respect to 2004 Note, Laurus agreed to (a) extend the term for an additional year, to be due in full on May 28, 2008, and (b) defer 12 months of principal payments (originally due June 1, 2005 through May 1, 2006) to be paid monthly beginning June 1, 2007 through May 1, 2008. With respect to the 2005 Note, Laurus agreed to (a) extend the term for an additional year, to be due in full on January 31, 2009, and (b) defer 12 months of principal payments (originally due August 1, 2005 through July 1, 2006) to be paid monthly beginning February 1, 2008 through January 1, 2009.

As a result of these amendments, the first repayments of principal owed to Laurus on the 2004 and 2005 Notes became due on June 1, 2006 and August 1, 2006, respectively, and the maturity dates for the 2004 and 2005 Notes are now July 28, 2008 and January 1, 2009, respectively. There was no change in the interest rate charged by Laurus on the unpaid principal. Furthermore, commencing as of May 31, 2005 we adjusted the amortization schedules for the 2004 Note and 2005 Note related to the conversion feature, stock purchase warrants and deferred finance costs.

In consideration for the principal payment deferral and the extension of the 2004 and 2005 Notes, we issued an additional common stock purchase warrant to Laurus to purchase up to 1,000,000 shares of our common stock at an exercise price of $1.05. The warrant expires on May 6, 2010. The cost to us associated with the issuance of this warrant was attributed to the discount balances of the May 2004 and January 2005 Notes based on the pro-rata amounts of the respective Notes.

Through June 30, 2008, the remaining principal balance on the 2004 Note is $416,669, net of conversions and principal payments. There have been no conversions of principal on the 2005 Note, leaving a remaining principal balance of $350,000, net of principal payments.

Loan and Security Agreement with Franklin Funding

On November 3, 2005, we entered into a loan and security agreement with Franklin Funding, Inc., providing for a non-revolving line of credit of up to $500,000 for equipment financing collateralized by the equipment. In connection with the loan and security agreement, we agreed to grant to Franklin Funding stock purchase warrants to purchase up to 50,000 shares of our common stock, in increments of 5,000 shares, for each $50,000 borrowed, each with an exercise price determined as of the respective date of borrowing and expiration date of 10 years. Through June 30, 2006, we have borrowed a total of $350,000 under this equipment line of credit and issued to Franklin Funding warrants to purchase 35,000 shares, at an exercise price of $1.17 per share. The loan and security agreement provided that a maximum of $500,000 was available for borrowing until May 3, 2006, consequently no further borrowings may be made under the loan and security agreement. We recognized expenses related to the grant of the warrants in the fiscal years ended June 30, 2008 and June 30, 2007 of approximately $11,820 and $11,820, respectively.

Summary of Laurus and Franklin Funding Notes Payable

We had the following other notes payable as of June 30:
	2008	2007
May 2004 Secured Convertible Note Payable:

Secured convertible note to Laurus, secured by all assets, interest at prime plus 2% (subject to reduction upon specified conditions), monthly payments of $83,333 plus interest beginning May 1, 2006, due May 1, 2008	$2,500,000	$2,500,000
Less: Principal amount converted into common stock	(710,200)	(710,200)
Less: Principal payments	(1,373,132)	(373,133)
Less: Fair value of conversion feature and warrants	(32,949)	(514,641)
	383,719	902,026

Less: Current Portion	(383,719)	(902,026)
Long-Term Portion	$-	$-

January 2005 Secured Convertible Note Payable:

Secured convertible note to Laurus, secured by all assets, interest at prime plus 2% (subject to reduction upon specified conditions), monthly payments of $50,000 plus interest beginning August 1, 2006, due February 1, 2009	$1,500,000	$1,500,000

Less: Principal payments	(1,150,000)	(550,000)
Less: Fair value of conversion feature and warrants	(55,185)	(247,265)
	294,815	702,735

Less: Current Portion	(294,815)	(702,735)
Long-Term Portion	$-	$-

Other Notes Payable:

Loan and security agreement, secured by specific equipment, 17.64% interest, monthly payments of $11,878, balloon payment of $46,864 due November 2008, principal balance only	96,492	210,953

Principal balance plus interest	102,467	244,765

Less: Current Portion	(102,467)	(141,533)
Long-Term Portion	$-	$102,232

Aggregate maturities of notes payable (at face value, gross of the unaccreted fair value assigned to conversion, other features and warrants related to the secured convertible note financing with Laurus) were approximately $766,669 as of June 30, 2008.

9. Income Taxes

The income tax expense reconciled to the tax expense computed at the statutory rate was approximately as follows during the years ended June 30:

	2008	2007
Tax benefit computed at federal statutory rate	$(194,000)	$(372,000)
Permanent differences	63,000	74,000
Valuation allowance (tax benefit of recognizing prior year net operating loss carryforward)	$131,000	$298,000

	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are approximately as follows at June 30:

	2008	2007
Net deferred tax asset:
Net operating loss carryforward	$5,239,000	$5,154,000
Research and experimentation credit	326,000	326,000
Impairment of technology assets	-	-
Effect of stock option variable pricing	297,000	239,000
Accrued liabilities	17,000	14,000
Allowance for bad debts	44,000	10,000
Depreciation and amortization	12,000	61,000
	5,935,000	5,804,000
Less valuation allowance	(5,935,000)	(5,804,000)
	$-	$-

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the “change in ownership” provision of the Internal Revenue Code of 1986, as amended, and similar state provisions.  The annual limitation may result in the expiration of net operating losses and credits before utilization Reconciliation of the statutory federal income tax to the Company’s effective tax rate is as follows:

	June 30, 2008	June 30, 2007

Statutory regular federal income benefit rate	34.0%	34.0%

Other	(11.0)%	(7.0)%

Change in valuation allowance	(23.0)%	(27.0)%

Total	00.0%	00.0%

At June 30, 2008, operating loss carryforwards of approximately $15 million expiring through 2028 are available to offset future taxable income. For financial reporting purposes, a valuation allowance of approximately $5,935,000 has been recognized to offset the deferred tax asset due to the uncertainty of future utilization of net operating loss carryforwards and realization of other deferred tax assets. For the fiscal year ended June 30, 2008, the valuation allowance was increased by approximately $131,000, year. For the fiscal year ended June 30, 2007, the valuation allowance was increased by approximately $298,000, respectively.

10. Stock Option Plan

1996 Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”) provided for the issuance of up to 1,800,000 shares of common stock under this Plan. Options granted under the 1996 Plan may be either incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code, or nonqualified options. We may also award stock appreciation rights, restricted stock, performance shares, loans or tax offset payments. The option price of each incentive stock option granted shall not be less than the fair value of the underlying common stock, and will expire no later than ten years following the date of grant. With respect to nonqualified options, the exercise price and term will be determined at the discretion of the Board. However, the exercise price will not be less than 85% of the fair value of the underlying stock, and the term will not exceed a period of ten years. The options generally vest over a range of immediately to five years. The Company’s 1996 Stock Incentive Plan expired during fiscal 2007.

2005 Stock Incentive Plan

The Company has a Stock Incentive Plan (the “2005 Plan”) with 3,000,000 shares of common stock reserved for issuance under this Plan. Options granted under the Plan may be either incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code, or nonqualified options. We may also award stock appreciation rights, restricted stock, performance shares, loans or tax offset payments. The option price of each incentive stock option granted shall not be less than the fair market value of the underlying common stock on the grant date, and will expire no later than ten years following the date of grant. With respect to nonqualified options, the exercise price and term shall be determined at the discretion of the Board. However, the exercise price shall not be less than the fair market value of the underlying common stock on the grant date, and the term will not exceed a period of ten years.  The options generally vest over a range of immediately to three years. As of June 30, 2008, 2,135,603 shares of common stock remained available for future grant under the 2005 Plan.

The following is a summary of the activity in the 1996 and 2005 Plans for the years ended June 30, 2008 and 2007:

	Shares Under Option

	Number Of Shares	Weighted Average Exercise Price per share	Weighted Average Fair Value of Options Granted

Options outstanding at June 30, 2006	1,493,207	$0.82

1996 and 2005 Plan Options
Granted (1996 Plan)	25,000	$1.15	$1.15
Granted	130,245	0.99	0.99
Exercised	0.00	0.00
Terminated (1996 Plan)	(164,300)	1.03
Options outstanding at June 30, 2007	1,484,152	$0.81

2005 Plan Restricted Shares
Granted	543,234	0.99	0.99

Options and Restricted Shares outstanding at June 30, 2007	2,027,386	$0.86

2005 Plan Options
Granted	0.00
Exercised	0.00
Terminated	(11,082)	0.99
Options outstanding at June 30, 2008	1,473,070	$0.81

2005 Plan Restricted Shares
Granted	200,000	0.71	0.71

Options and Restricted Shares outstanding at June 30, 2008	2,216,304	$0.76

The weighted average contractual life remaining of options outstanding at June 30, 2008 is approximately 5.8 years.

As of June 30, 2008, outstanding options had exercise periods which expired over the following time periods:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (in years)	Number Exercisable

$0.51	183,917	4.2	183,917
$0.70	3,000	6.2	3,000
$0.81	909,990	5.6	909,990
$0.86	125,000	7.2	92,569
$0.90	6,000	5.7	6,000
$0.96	90,000	6.5	90,000
$0.99	121,163	8.2	69,971
$1.01	3,000	6.0	3,000
$1.15	25,000	7.5	25,000
$1.75	6,000	5.4	6,000
	1,473,070	7.3	1,389,447

As of June 30, 2008, the fair value of options to be vested is $78,570.

The 1996 Plan expired by its terms on July 9, 2006, but outstanding options and awards previously granted under the 1996 Plan continue in accordance with their terms.

11. Stock Purchase Warrants

The following is a summary of outstanding warrants as of June 30, 2008 and 2007:

	Exercise Price per Share	Weighted Average Exercise Price per Share	Number

Warrants outstanding at June 30, 2007	$0.1875 - $1.60	$1.23	4,390,372

Warrants outstanding at June 30, 2008	$0.1875 - $1.60	$1.25	4,149,677

In May 2005, in connection with the extension and deferral of principal payments on the $2.5 million secured convertible note and the $1.5 million secured convertible note and, we granted the lender a warrant to purchase up to 1,000,000 shares of common stock at an exercise price of $1.05 per share, exercisable at any time prior to May 28, 2010.

In January 2005, in connection with a $1.5 million secured convertible note, we granted the lender a warrant to purchase up to 326,087 shares of common stock at an exercise price of $1.25 per share, exercisable at any time prior to May 28, 2011. In addition, we issued to our broker a five-year warrant, exercisable as and to the extent that any amounts owing under the convertible note are converted into common stock, for up to 181,818 shares of common stock at an exercise price of $1.25 per share. Also in January 2005, in connection with a the deferral of principal on the $2.5 million secured convertible note, we granted the lender a warrant to purchase up to 200,000 shares of common stock at an exercise price of $1.48 per share, exercisable at any time prior to January 31, 2010.

In June 2004, in connection with a $2.5 million secured convertible note, we granted the lender a warrant to purchase up to 681,818 shares of common stock at an exercise price of $1.25 per share, exercisable at any time prior to May 28, 2009. In addition, we issued to our broker a five-year warrant, exercisable as and to the extent that any amounts owing under the convertible note are converted into common stock, for up to 181,818 shares of common stock at an exercise price of $1.25 per share.

In March and April 2006, in connection with a private placement of common stock, we granted warrants to investors covering 955,600 shares of unregistered common stock at $1.60 per share and the placement agents covering 225,200 shares of unregistered common stock at $1.60 per share.

During fiscal year 2006, we borrowed a total of $350,000 under an equipment line of credit and issued to Franklin Funding warrants to purchase 35,000 shares, at an exercise price of $1.17 per share.  We recorded $7,142 warrant expense for equipment lease during fiscal year 2006. We recorded $11,820 warrant expense for equipment lease financing, for each of the fiscal years ended June 30, 2008 and 2007.

12. Commitments and Contingencies

Operating Leases

We have entered into a non-cancelable operating lease for office facilities. Under the current lease we are responsible for its proportionate share of real estate taxes, insurance and common area maintenance costs. Rent expense was $240,940 and $231,192 for the years ended June 30, 2008 and 2007, respectively. The office lease has been renewed per agreement with the lessor on April 1, 2007, effective November 1, 2007.

Future minimum lease payments are as follows:

Year Ended June 30,

2009	249,447
2010	257,115
2011	264,783
2012	272,448
$1,043,793

Security Interest

In connection with its secured convertible note agreements, we have granted to Laurus Master Fund, Ltd. a secured interest in all of company’s assets. Franklin Funding also has a security interest in the equipment it has financed.

Guarantor Obligation

In connection with its purchase of certain assets from Saigene Corporation (Saigene), in December 2002, we guaranteed a note payable held by Saigene. During fiscal 2007 we extinguished the debt of $50,000. This transaction was unrelated to $100,000 secured note with Saigene.

13. Retirement Plan

We have a 401(k) Plan that was reopened to employees in May 2005. The 401(k) Plan covers all employees over the age of 21 with 1,000 hours of service in a 12-month eligibility computation. We make a contribution equal to one-half of the employee’s contribution up to the maximum of 6%. We can make discretionary contributions as determined by its board of directors, not to exceed the amount permissible under the Internal Revenue Code. We have not made any discretionary contributions since the plan was reopened. For the fiscal year ended June 30, 2008, our matching expense was $68,825 and 401(k) payable balance was $0.

14. Subsequent Events

On July 28, 2008, we paid in full the remaining principal balance of our $2.5 million secured convertible note (the “2004 Note”) with Laurus.  As of September 18, 2008, the remaining principal balance on the 2005 Note was $200,000.

The Company has been advised that its 2006 Federal tax return has been selected for examination by the IRS. No adjustments to the Company's tax liabilities have been proposed to date.