Form 10-Q
period 2008-09-30
PACIFIC BIOMETRICS INC
filed 2008-11-13
CIK 1020475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File No. 0-21537

Pacific Biometrics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	93-1211114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 West Harrison Street Seattle, Washington (Address of principal executive offices)	98119 (Zip Code)

(206) 298-0068
(Issuer’s telephone number, including area code)

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
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

As of November 7, 2008, there were 18,920,147 shares of the registrant’s common stock, $0.01 par value per share, issued and outstanding.

PACIFIC BIOMETRICS, INC.

INDEX TO FORM 10-Q

Page
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2008 (unaudited) and June 30, 2008 (audited)	4

Consolidated Statements of Operations for the three months ended September 30, 2008 and September 30, 2007 (unaudited)	5

Consolidated Statements of Cash Flows for the three months ended September 30, 2008 and September 30, 2007 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 4T - CONTROLS AND PROCEDURES	18

PART II - OTHER INFORMATION

ITEM 1A – RISK FACTORS	18

ITEM 6 - EXHIBITS	19

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report to “we,” “us,” “our,” and the “Company” are to Pacific Biometrics, Inc. and our wholly-owned subsidiaries Pacific Biometrics, Inc., a Washington corporation, Pacific Biomarkers, Inc., PBI Technology, Inc., and BioQuant, Inc.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements, including statements about

•	our estimates for future revenues and cost of revenues, including sources of revenue and anticipated revenue, including licenses of intellectual property, technology development and service contracts;
•	our expectations regarding future expenses, including research and development and sales and marketing expenses;
•	our estimates regarding the adequacy of our capital resources, working capital and cash flows, and our estimates as to how long these funds will be sufficient to fund our operations;
•	our business development efforts and our expectations for future work orders for laboratory services and revenue generation;
•	our intentions for the development of new services and products and the expansion of the market for our current services and products, and our expectations for our new clinical biomarker services;
•	our goals for implementing aspects of our business plan and strategies; and
•	our capital requirements, financing goals and plans, including raising of additional capital through future equity and debt financings.

The forward-looking statements in this Report reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements other than statements of historical fact, including future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. In particular, the words “expect,” “anticipate,” “estimate”, “desire”, “goal”, “ believe”, “may”, “will”, “should”, “intend”, “objective”, “seek”, “plan”, “strive”, variations of such words, or similar expressions, or the negatives of these words, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Report to reflect any change in management’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

For a discussion of some of the factors that may affect our business, results and prospects, see “PART II, ITEM 1A – RISK FACTORS” below and the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. These risks and uncertainties include, but are not limited to, the concentration of business with large clients, the ability to develop new technology and introduce new products, competition, fluctuations in general economic conditions, the risk of bankruptcy, and changes in policies by regulatory agencies. Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports previously filed with the Securities and Exchange Commission, including our periodic reports on Forms 10-K, 10-Q and 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2008	2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$943,933	$1,196,310
Accounts receivable, net	1,503,977	2,146,080
Other receivable, net	-	451,291
Inventory	278,272	197,456
Prepaid expenses and other assets	159,725	100,869
Deferred financing cost on secured convertible note - current portion	-	18,447
Total current assets	2,885,907	4,110,453

Property and equipment, net	874,420	884,521

Total assets	$3,760,327	$4,994,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$429,801	$818,224
Accrued liabilities	323,401	450,788
Advances from customers	765,204	643,291
Capital lease obligation - current portion	36,078	32,530
Secured convertible note, net of unaccreted fair value assigned to conversion feature and warrants of $19,091 and $214,771, respectively	180,909	678,535
Embedded derivative liability	318,892	642,470
Freestanding derivative liability	402,553	411,545
Other notes payable - current portion	70,894	102,467
Total current liabilities	2,527,732	3,779,850

Capital lease obligations - long - term portion	105,161	91,109
Total liabilities	2,632,893	3,870,959

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, Series A convertible $0.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding for 2009 and 2008	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 18,920,147 and 18,720,147 shares issued and outstanding, respectively	362,803	362,803
Additional paid-in capital	28,474,832	28,465,676
Accumulated deficit	(27,710,201)	(27,704,464)
Total stockholders' equity	1,127,434	1,124,015

Total liabilities and stockholders' equity	$3,760,327	$4,994,974

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	September 30,
	2008	2007

Revenues	$1,805,042	$2,081,662

Laboratory expenses and cost of sales	1,103,369	1,222,680
Gross profit	701,673	858,982

Operating expenses:
Selling, general and administrative	915,045	914,435

Operating loss	(213,372)	(55,453)

Other income (expense):
Interest expense	(42,014)	(76,534)
Interest expense from accretion of conversion feature and warrants – secured convertible debt	(69,044)	(202,983)
Gain on adjustment of embedded and freestanding derivatives to fair value	332,570	181,228
Amortization of deferred financing costs - secured convertible debt	(18,447)	(26,793)
Other income	4,570	31,970
Total other income (expense)	207,635	(93,112)

Net loss before tax expense	(5,737)	(148,565)

Tax expense	-	-

Net loss	$(5,737)	$(148,565)

Net loss per share:	$(0.00)	$(0.01)

Weighted average common shares outstanding, basic and diluted:	18,920,147	18,720,147

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,737)	$(148,565)

Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	53,469	73,619
Accretion of fair value assigned to conversion feature and warrants	69,044	202,983
Amortization of deferred financing costs on secured convertible note	18,447	26,793
Gain from embedded and freestanding derivative liabilities relating to secured convertible note	(332,570)	(181,228)
Warrant expense for equipment lease and financing	2,956	2,955
Compensation expense from restricted shares and options	6,201	6,201
Changes in assets and liabilities:
Accounts receivable	642,103	364,028
Other receivable	451,291	(107,000)
Inventory	(80,816)	(1,471)
Prepaid expenses and other assets	(58,856)	15,265
Advances from customers	121,913	(80,874)
Accounts payable	(388,423)	(49,264)
Accrued liabilities	(127,387)	11,847
Net cash provided by operating activities	371,635	135,288

Cash flows from investing activities:
Purchases of capital equipment	(14,352)	(10,883)
Net cash used in investing activities	(14,352)	(10,883)

Cash flows from financing activities:
Payments on notes payable	(598,244)	(426,502)
Payments on capital lease obligations	(11,416)	(17,936)
Net cash used in financing activities	(609,660)	(444,438)

Net decrease in cash and cash equivalents	(252,377)	(320,033)
Cash and cash equivalents, beginning of period	1,196,310	4,219,926

Cash and cash equivalents, end of period	$943,933	$3,899,893

Supplemental Information:
Cash paid during the period for interest	$42,833	$77,284

Non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$29,016	-

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation

We provide specialty reference laboratory services to the pharmaceutical and diagnostics industries. Our company was incorporated in Delaware in May 1996. We conduct our business primarily through our wholly-owned subsidiary, Pacific Biometrics, Inc., a Washington corporation. Our three other wholly-owned subsidiaries are Pacific Biomarkers, Inc., a Washington corporation, PBI Technology, Inc., a Washington corporation, and BioQuant, Inc., a Michigan corporation. All material intercompany balances and transactions have been eliminated in the accompanying consolidated unaudited interim financial statements.

Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods. Operating results for the three-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited financial statements and related condensed notes should be read in conjunction with the audited financial statements and notes thereto, for our fiscal year ended June 30, 2008, as previously reported in our annual report on Form 10-K.

2. Summary of Significant Accounting Policies

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 163 will have a material impact on our financial condition or results of operation.

In May 2008, the FASB also issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. We do not expect the adoption of SFAS 162 will have a material impact on our financial condition or results of operation.

In March 2008, the FASB released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The application of SFAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently reviewing the implications of SFAS 161and its impact on the financial statements and the accompanying notes has not yet been determined.

Principles of Consolidation

These consolidated financial statements include our consolidated financial position, results of operations, and cash flows. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

Accounts Receivable

Trade accounts receivable are stated at amounts billed to and due from clients, net of an allowance for doubtful accounts. Credit is extended based on evaluation of a client’s financial condition, and collateral is not required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. We write off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. At September 30, 2008, we deemed no additional accounts receivable uncollectible.

Other accounts receivable consist of non-trade receivables such as state business and occupation tax refunds, notes receivable and employee accounts receivable. These receivables are stated at amounts per invoice or agreement and due from other parties, net of an allowance for doubtful accounts. They are evaluated with the same methods as utilized for trade accounts receivable.  At September 30, 2008, there were no other receivables.

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

Financial Derivatives – Embedded Features

Embedded conversion and other features embedded in convertible notes are accounted for in accordance with Statement of Financial Accounting Standard (“SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires companies to bifurcate conversion features embedded in convertible notes from their host instruments and to account for them as freestanding derivative financial instruments in accordance with EITF 00-19.

Our convertible notes host conversion features and other features that are deemed to be embedded derivatives financial instruments or beneficial conversion features based on the commitment date fair value of the underlying common stock. These notes meet the definition of derivative financial instruments and have, where applicable, been bifurcated from host instruments and are carried at fair value. We record the value allocated to warrants issued with the convertible notes, measured at fair value and recognized by allocating a portion of the proceeds to derivative liabilities with an offset to discount on the convertible note. The recorded discount is accreted as interest expense using the effective interest method over the life of the debt.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We generally do not use derivative financial instruments to hedge exposures to cash flow or market risks. We account for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, we classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

Deferred Debt Issue Cost

The costs relating to obtaining and securing debt financing are capitalized and expensed over the term of the debt instrument. In the event of settlement in part or whole of such debt in advance of the maturity date, an expense is recognized for the remaining unamortized deferred debt issue cost.

For the quarter ended September 30, 2008 and the quarter ended September 30, 2007, the estimated fair value of our deferred debt issue cost was zero and $98,825, respectively.

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

We did not grant any equity-based payment awards under our incentive compensation plans during the three-month periods ended September 30, 2008 and September 30, 2007.

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

Net Loss Per Share

Basic loss per share is based upon the weighted average number of outstanding common shares. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method. All per share calculations exclude treasury shares.

The net loss per common share for the quarters ended September 30, 2008 and 2007 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include 1,441,870 options and 4,149,677 warrants; however, such securities have not been included in the calculation of the net loss per common share as their effect would be antidilutive.

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	Quarter Ended September 30,
	2008	2007

Numerator - basic and diluted net loss	$(5,737)	$(148,565)

Denominator - basic or diluted weighted average common shares outstanding	18,920,147	18,720,147

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Comprehensive Income

We have adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the quarters ended September 30, 2008 and 2007, our comprehensive loss equaled our net loss. Accordingly, a statement of comprehensive loss is not presented.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Concentration of Credit Risk

Our largest client in the quarter ended September 30, 2008 accounted for approximately 25% of our total revenues, while our largest client in the quarter ended September 30, 2007 accounted for approximately 26% of our total revenues. As of September 30, 2008 and 2007, approximately 43% of our accounts receivable balance was from the two largest clients at that time. These were different clients in each fiscal period. Component clients included in the largest client calculation may vary from period to period.

Our clients are primarily pharmaceutical companies, many of which are on the list of Fortune 1000 companies. For our revenue calculations, we aggregate revenues we receive from several divisions within a pharmaceutical company client as a single client. Forty two percent of our revenue was derived from Fortune 1000 clients for the quarter ended September 30, 2008, compared to 12% of revenue derived from Fortune 1000 clients for the quarter ended September 30, 2007. We believe that our exposure to concentration of credit risk is very low considering the financial strength of our clients.

We maintain cash in three insured commercial accounts and one uninsured investment account at major financial institutions. Although the financial institutions are considered creditworthy and have not experienced any losses on client deposits, our cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $693,933 at September 30, 2008 and by $3,699,893 at September 30, 2007. FDIC limits were increased from $100,000 per insured account to $250,000 per insured account effective October 10, 2008. Our cash balance would exceed the new limits by $443,925, if we calculated the difference between our cash balance and FDIC limit as of October 10, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Investors should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes in this Form 10-Q and our audited financial statements and related notes for the year ended June 30, 2008, included in our Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates since the end of our 2008 fiscal year. For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified. There are other accounting policies that are significant to our company. For a more detailed discussion on the application of these and our other accounting policies, see “Note 2 to the Consolidated Financial Statements” included in this Report and “Note 2 to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Revenue Recognition

Under fixed-price contracts, we recognize revenue as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date compared to the total units-of-work contracted. Our client contracts may be delayed or cancelled at anytime. Uncertainty surrounding continuation of existing revenues during any period is high. We believe that recognizing revenue as services are performed is the most appropriate method for our business as it directly reflects services performed in the laboratory. We would expect material differences in reporting of our revenues to occur if we changed our assumptions for revenue recognition from services performed to other methods such as percent complete or completed contract methods. While both other methods are allowed under GAAP, they would introduce more variables and estimates into our revenue recognition process. The percent complete method introduces estimated costs early in the process that may drive revenues higher in early periods, and in the event that the study is terminated early, previously recognized revenue would be reversed, net of a cancellation fee, if applicable. The completed contract method may recognize revenues in future contract periods, such as the first quarter after a fiscal year close and subsequent to completion of the services rendered.

Financial Derivatives – Conversion, Other Features and Warrants

With respect to our convertible notes, embedded conversion and other features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments (See Note 2. Summary of significant accounting policies) and are carried at fair value. We record the value allocated to warrants issued with the convertible notes, measured at fair value and recognized by allocating a portion of the proceeds to derivative liabilities with an offset to discount on the convertible notes. The recorded discount is accreted as interest expense using the effective interest method over the remaining life of the debt.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective transition method. This requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-priced model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated income statements. Determining the fair value of equity-based awards at the grant date requires judgment. In addition, judgment is also required in estimating the amount of equity-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, equity-based compensation expense and our results of operations could be materially impacted. No equity-based awards were granted for the periods ended September 30, 2008 and 2007.

Results of Operations for Three Months Ended September 30, 2008 and 2007

Revenue:

	Three months Ended
	September 30,
Dollars in thousands, rounded to nearest thousand	2008	2007	$ change	% change

Revenue	$1,805	$2,082	$(277)	(13)%

Our revenue is primarily generated from clinical pharmaceutical trials testing and diagnostic services. In addition, beginning in fiscal 2008 we also recognized initial revenue from our clinical biomarker services. Revenue decreased approximately 13% to $1,805,000 from $2,082,000 between the comparable quarters ended September 31, 2008 and 2007. Typically our revenue fluctuations are primarily explained by the timing between our work on testing and open work orders, and prior work orders having been completed or terminated. We had a large study in the quarter ended September 30, 2007 executed on a short timeline that improved that quarter's revenue. We did not have a comparable study in the quarter ended September 30, 2008.

We work directly with pharmaceutical and biotech companies as well as other large clinical laboratories that refer (“Referral Laboratory Partners”) specialty laboratory testing to us. We experience significant uncertainty regarding existing revenues and estimates of future revenues, during any period. Studies that we bid on are uncertain until we have a signed contract. Once work on a study commences, it may be cancelled by the sponsor at some time during the testing phase. Accordingly, our revenues may be significantly affected by the success or failure of the testing phase, and factors that are not within our control. Moreover, drug development activities by pharmaceutical companies in the lipid / cholesterol market in general, representing a major portion of our revenues, remain unclear. In addition, several factors may adversely affect our future revenues, including a large number of pharmaceutical companies’ cost reduction announcements and continuing consolidation in the pharmaceutical market.

During the quarter ended September 30, 2008, revenue generated from clinical trials testing services, Referral Laboratory Partners and diagnostic services accounted for approximately 60%, 39% and 1%, respectively, of our total revenue. In contrast, during the quarter ended September 30, 2007, revenue generated from clinical trials testing services, Referral Laboratory Partners and diagnostic services accounted for approximately 68%, 31% and 1%, respectively, of our total revenue.

Laboratory Expense and Cost of Goods Sold:

	Three months Ended
	September 30,
Dollars in thousands, rounded to nearest thousand	2008	2007	$ change	% change

Laboratory Expenses and Cost of Goods Sold	$1,103	$1,223	$(120)	(10)%
Percentage of Revenue	61%	59%

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

The following tables illustrate changes in Laboratory Expenses and Cost of Goods Sold in fixed and variable expense categories:

	Three months Ended
	September 30,
Dollars in thousands, rounded to nearest thousand	2008	% of revenue	2007	% of revenue	$ change	% change
Fixed Cost Detail
Rent, Utilities, Certain Taxes	$127	7%	$136	7%	$(9)	(6)%

Variable Cost Detail
Wages, Taxes, Benefits	507	28%	465	22%	42	9
Reagent Chemicals	355	20%	412	20%	(57)	(14)
Other Variable Costs	114	6%	210	10%	(96)	(46)
Total	976	54%	1,087	52%	(111)	(10)

Total Cost of Goods Sold	$1,103	61%	$1,223	59%	$(120)	(10)%

For the comparable quarters ended September 30, 2008 and 2007, laboratory expenses and cost of goods sold decreased by approximately $120,000, or 10%, to $1,103,000, down from $1,223,000, respectively, and as a percentage of revenue, increased to approximately 61%, up from approximately 59%. The decreases in laboratory expenses and cost of goods sold were due to decreases in reagents and other variable costs.

Salaries and related benefits increased 9% to approximately $507,000 from $465,000 for the quarters ended September 30, 2008 and 2007, due primarily to an increase in laboratory staff by 1.5 FTE to perform many new and more complex assays than were performed in the comparable fiscal period last year. We did not pay any bonuses in the quarters ended September 30, 2008 and 2007.

The other primary component of laboratory expense is the cost of laboratory reagents and supplies for analysis of clinical trial samples.  Reagent chemicals that we use in our laboratory testing typically cost on average 20% of revenue for any given period, but may vary considerably depending on the type of lab testing we are asked to perform, and constitute a significant expense item for our business, second only to payroll expense in its significance. During the comparable quarters ended September 30, 2008 and 2007, respectively, laboratory reagents and supplies decreased by 14% to approximately $355,000 from $412,000 following a decrease in the tests performed. These reagent and supply costs are highly variable depending on the type of tests performed.

Other variable costs decreased 46% for the comparable quarters, to $114,000 from $210,000. The decrease was primarily due to decreases in outside service costs for outsourced testing.  These costs are highly variable to the type of testing performed in the laboratory during any period.

Fixed Costs for the quarter ended September 30, 2008 decreased 6% compared to the quarter ended September 30, 2007, to approximately $127,000 from $136,000. This decrease was mainly due to decrease in laboratory depreciation and laboratory seminar and training expenses.

Selling, General and Administrative Expense:

	Three months Ended
	September 30,
Dollars in thousands, rounded to nearest thousand	2008	2007	$ change	% change
Selling, General and Administrative Expense	$915	$914	$1	7%
Percentage of Revenue	51%	44%

Our selling, general and administrative expense consists primarily of compensation for our executive officers, board members and other selling, general and administrative personnel (including those in business development, laboratory administration, and our science and technology department), as well as share-based compensation, business development expenses, and legal and accounting fees.

For the comparable quarters ended September 30, 2008 and 2007, respectively, selling, general and administrative expense showed an insignificant increase of $1,000, less than 1%. As a percentage of revenue, selling, general and administrative expense was 51% and 44%, respectively, for the quarters ended September 30, 2008 and 2007. For the quarter ended September 30, 2008 we had increases in salaries and benefits of our science and technology department (as a result of re-categorizing one of our laboratory technologists to our Science and Technology team), consulting expense in our science and technology department and payroll processing fees for a human resources software tool. These increases were offset by decreases in bonuses, public company expense and business development salaries primarily due to the resignation of our Chief Medical Officer. The overall decrease of public company expense was due to adjustment of fair value of broker warrants related to our debt financing arrangement with Laurus.

We did not grant any equity-based payment awards under our incentive compensation plans during the quarters ended September 30, 2008 and 2007, and there was no change to our share based compensation expense for the comparable periods.

Other Income/Expense:

	Three months Ended
	September 30,
Dollars in thousands, rounded to nearest thousand	2008	2007	$ change	% change
Other Income/(Expense)	$208	$93	$301	323%
Percentage of Revenue	12%	4%

We had other income of approximately $208,000 for the quarter ended September 30, 2008, compared to other expense of approximately $93,000 for the quarter ended September 30, 2007. These improvements in our other income/(expense) are primarily attributable to our convertible notes payable to Laurus Master Fund Ltd. – reflecting a decrease in interest expense paid, a decrease in amortization of deferred financial costs, and adjustments to the value of the embedded derivative.

During the comparable quarters ended September 30, 2008 and 2007, we continued to make monthly payments of principal and accrued interest on our notes payable to Laurus. On July 28, 2008, we paid in full the remaining principal balance of the 2004 Note and the 2004 Note was cancelled. The outstanding principal balance on the 2005 Note was $200,000 as of September 30, 2008. The reduction in the principal balances of the Laurus notes decreased accrued interest, and our interest expense decreased 45% to $42,000 for the quarter ended September 30, 2008, down from $77,000 for the quarter ended September 30, 2007. The gain on adjustment of embedded and freestanding derivatives to fair value was approximately $333,000 for the quarter ended September 30, 2008 compared to $181,000 for the quarter ended September 30, 2007. The main component of the increase in gain on adjustment of embedded and freestanding derivatives, approximately $314,000, was a reduction in the derivative liability (conversion feature) balance related to 2004 Note (paid off in July 2008). Another component of other expense in the quarter ended September 30, 2008 was approximately $69,000 of non-cash interest expense that represented the accretion of the intrinsic value of the conversion feature and warrants, compared to $203,000 of such non-cash interest expense recorded in the quarter ended September 30, 2007.

We had approximately $5,000 of other income for the quarter ended September 30, 2008 compared to $32,000 of other income recorded for the quarter ended September 30, 2007. This category included our income from investments and warrant expense for equipment lease and financing. The reduction in other income is due to reduced earnings from investments.

We also recognized approximately $18,000 of expense associated with amortization of approximately $293,500 in fees and expenses related to the 2004 Note and approximately $168,000 in fees and expenses related to the 2005 Note. As of September 30, 2008, the unamortized balance was zero. We recorded approximately $27,000 of this expense for the quarter ended September 30, 2007.

Net Loss:

	Three months Ended
	September 30,
Dollars in thousands, rounded to nearest thousand	2008	2007	$ change	% change
Net Loss	$(6)	$(149)	$143	96%
Percentage of Revenue	(0)%	(7)%

We had a net loss of approximately $(6,000) for the quarter ended September 30, 2008 compared to a net loss of approximately $(149,000) for the quarter ended September 30, 2007. This improvement in net loss was primarily attributable to the improvement in our other income as described above of $301,000, which helped offset our increased operating loss of $(213,000). In contrast, for the quarter ended September 30, 2007, our net loss reflected an operating loss of $(55,000), plus other expense of $(93,000).

Liquidity and Capital Resources:

We had a decrease in revenues and a net operating loss for quarter ended September 30, 2008. We have continued to experience significant volatility in our revenues over the past several years. We may experience significant losses and our cash and working capital position will be adversely impacted if our revenues continue to decrease in future periods. Our operations historically have been funded through revenues generated from operations and from debt and equity financings.

As of September 30, 2008, our cash and cash equivalents were approximately $944,000, compared to approximately $1,196,000 at June 30, 2008. The decrease in our cash and cash equivalents primarily reflects our monthly payments on principal and accrued interest on our secured Laurus convertible debt and our final balloon payment of approximately $417,000 in July 2008 upon payoff of the 2004 Note. Our collections of accounts receivable improved during the quarter. In addition, payments on our accrued liabilities, increases in inventory and prepaid expenses contributed to the overall decrease in cash and cash equivalents.

At September 30, 2008 we had approximately $1,504,000 in accounts receivable, compared to $2,146,000 as of June 30, 2008, reflecting timing of revenues billed and collected. We had no other accounts receivable, compared to approximately $451,000 as of June 30, 2008. This decrease in other accounts receivable resulted from Washington state tax refund received August 5, 2008.

Total liabilities recorded on our balance sheet as of September 30, 2008 were approximately $2,633,000 compared to approximately $3,871,000 as of June 30, 2008. This significant decrease in liabilities was the result of a large decrease in our overall balance of secured Laurus convertible debt due to the effect of the 2004 Note that was paid off, as well as decreases in our other notes payable. As required by U.S. generally accepted accounting principles, the liability we recorded as of September 30, 2008 for the 2004 and 2005 Notes reflected a discount from the face value of the secured Laurus convertible notes by approximately $69,000, related to the valuation of the conversion features and the warrants. Those conversion features and warrants are bifurcated from the convertible notes and reported as derivative liabilities. During the quarter ended September 30, 2008, we paid approximately $150,000 of the principal amount due on the 2005 note, reducing the principal balance outstanding to approximately $200,000 as of September 30, 2008. We paid off the entire principal balance of 2004 Note in July 2008 that required cash payments of approximately $417,000. If the discount to face value of the Notes is disregarded, our total liabilities would be approximately $2,652,000 as of September 30, 2008 and $3,959,000 as of June 30, 2008. We expect to have sufficient cash generated from operations and cash reserves to make all the required payments on 2005 note until it is paid off in January 2009.

Our working capital increased to approximately $358,000 at September 30, 2008, compared to working capital of approximately $331,000 at June 30, 2008. Changes providing positive impact included increases in inventory, prepaid expenses and decreases in secured convertible debt, accounts payable, accrued liabilities, derivative liability related to the 2004 and 2005 notes, and other notes payable. Changes providing negative impact included decreases in accounts receivable and other receivable and increases in advances from customers and capital leases obligations.

Net cash from operations was approximately $372,000 for the quarter ended September 30, 2008, compared to approximately $135,000 for the quarter ended September 30, 2007. Significant components in net cash provided by operations for the first quarter of fiscal 2009 included increases in cash received from accounts receivable, other receivables and customer advances, which greatly exceeded increases in cash paid on accounts payable and accrued liabilities. In addition, net cash from operations includes certain significant non-cash effects from the calculations of accretion of fair value related to the 2004 and 2005 Notes and gain from adjustment of the compound embedded derivative liability relating to our secured convertible notes.

Our investing activities used approximately $14,000 for the quarter ended September 30, 2008 for the acquisition of capital equipment related to our laboratory. Cash used in financing activities was approximately $610,000 consisting primarily of approximately $83,000 in payments on our 2004 Note and $150,000 in payments on our 2005 Note with Laurus, $334,000 in payments on Laurus 2004 Note payoff, as well as $43,000 in payments on another note payable and capital lease obligations.

Although we have experienced a decline in our cash and working capital position from operations during the first quarter of fiscal 2009, we believe that our current cash, current assets and any cash flows from operations will be sufficient to fund operations through fiscal 2009. Importantly, the outstanding principal balance on our convertible notes payable to Laurus was approximately $200,000 at September 30, 2008, which we expect to pay in full by January 31, 2009. We are considering new debt financing for fiscal 2009; however, the terms of that debt are unknown at this time.

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

We are also continuing to explore other strategic alternatives, which may include a merger, asset sale, joint venture or other similar transaction or forming a joint venture with one or more strategic partners to provide additional capital resources to fund operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

ITEM 4T. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Vice President of Finance and Controller. Based upon that evaluation, our Chief Executive Officer and Vice President of Finance and Controller concluded that our disclosure controls and procedures are effective at September 30, 2008.

During the quarterly period covered by this report, there were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Readers are encouraged to review in detail the Risk Factors discussed in our Annual Report on Form 10-K for our fiscal year ended June 30, 2008. Our operating results and financial condition will fluctuate due to a number of factors, including, but not limited to, the following factors:

•	Our business development and marketing efforts and our ability to enter into, build and maintain relationships with new clients, and obtain additional projects from existing clients;
•	The timing and number of clinical trials by clients, the number of samples submitted to us for testing, and the amount of revenues generated from these tests;
•	Our ability to participate in and win bids from RFPs (requests for proposals) for clinical tests;

•
Decreases in work submitted to us from our clients, including any delays in undertaking clinical studies or submitting samples for testing services, early termination or reductions in work orders or clinical studies, decreases in the volume or timing of new work orders or a shift in clinical trials to emerging geographies outside of the United States;

•	We generally do not have long-term contracts with clients for our services; any project we undertake may generally be terminated at any time by the client on short notice;
•	Our ability to manage our cash flow, including managing or reducing our expenses;
•	Capital expenditure requirements, including for research and development efforts, upgrading or replacing laboratory equipment and making investments in information technology;
•	Our ability to effectively raise additional capital through equity or debt financing such as establishinig a bank line of credit to provide working capital to support growth plans; and
•
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

ITEM 6  EXHIBITS

10.1	Office Lease Agreement dated August 14, 2008, between Pacific Northwest Research Institute and the Company.
31.1	Certification of Ronald R. Helm, Chief Executive Officer
31.2	Certification of John P. Jensen, Vice President of Finance and Controller
32.1
Certification of Ronald R. Helm, Chief Executive Officer and John P. Jensen, Vice President of Finance and Controller, of Pacific Biometrics, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2008

/s/ Ronald R. Helm
Ronald R. Helm
Chief Executive Officer
(principal executive officer)

/s/ John P. Jensen
John P. Jensen
Vice President of Finance and Controller
(principal financial and accounting officer)