Form 10-Q
period 2008-12-31
PACIFIC BIOMETRICS INC
filed 2009-02-13
CIK 1020475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes  ☐  No  ☒

As of February 10, 2009, there were 19,099,539 shares of the registrant’s common stock, $0.01 par value per share, issued and outstanding.

PACIFIC BIOMETRICS, INC.

INDEX TO FORM 10-QSB

Page
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2008 (unaudited) and June 30, 2008 (audited)	4

Consolidated Statements of Operations for the three- and six-month periods ended December 31, 2008 and 2007 (unaudited)	5

Consolidated Statements of Cash Flows for the six-month periods ended December 31, 2008 and 2007 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 4T - CONTROLS AND PROCEDURES	19

PART II - OTHER INFORMATION

ITEM 5 – OTHER INFORMATION	20

ITEM 6 - EXHIBITS	21

SIGNATURES	21

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report to “we,” “us,” “our,” and the “Company” are to Pacific Biometrics, Inc. and our wholly-owned subsidiaries Pacific Biometrics, Inc., a Washington corporation, Pacific Biomarkers, Inc., PBI Technology, Inc., and BioQuant, Inc.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain a number of forward-looking statements, including statements regarding:

•	our estimates for future revenues and cost of revenues, including sources of revenue and anticipated revenue;
•	our expectations regarding future expenses, including research and development expenses and sales and marketing expenses;
•	our estimates regarding the adequacy of our capital resources, working capital and cash flows, as well as our estimates as to how long these funds will be sufficient to fund our operations;
•	our business development efforts and our expectations for future work orders for laboratory services, referral laboratory services and biomarker services;
•	our intentions for the development of new services and products and the expansion of the market for our current services and products, and our expectations for our clinical biomarker services;
•	our goals for implementing aspects of our business plan and strategies; and
•	our capital requirements, financing goals and plans, including our prospects of raising of additional capital through future equity and debt financings, as necessary.

The forward-looking statements in this Report reflect management’s current views and expectations with respect to our business, strategies, products, future results and financial performance. All statements other than statements of historical fact, including statements addressing projected results of operations or our future financial position, made in this Quarterly Report on Form 10-Q are forward looking statements.  In particular, the words “expect,” “anticipate,” “estimate”, “desire”, “goal”, “ believe”, “may”, “will”, “should”, “intend”, “objective”, “seek”, “plan”, “strive”, variations of such words, or similar expressions, or the negatives of these words, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements.  The absence of these words does not mean that any particular statement is not a forward-looking statement.

These forward-looking statements are subject to risks and uncertainties. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Report to reflect any change in management’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

For a discussion of some of the factors that may affect our business, results and prospects, see  the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.  These risks and uncertainties include, but are not limited to, the concentration of our business with large clients, our ability to develop new technology and introduce new products, competition, fluctuations in general economic conditions, the risk of bankruptcy, and changes in policies by regulatory agencies.  Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports previously filed with the Securities and Exchange Commission, including our periodic reports on Forms 10-K, 10-Q and 8-K, and those described from time to time in our press releases and other communications.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,279,633	$1,196,310
Accounts receivable, net	2,022,388	2,146,080
Other receivable, net	-	451,291
Inventory	246,049	197,456
Prepaid expenses and other assets	174,770	100,869
Deferred financing cost on secured convertible note - current portion	-	18,447
Total current assets	3,722,840	4,110,453

Property and equipment, net	885,681	884,521

Total assets	$4,608,521	$4,994,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$713,292	$818,224
Accrued liabilities	392,484	450,788
Advances from customers	723,717	643,291
Capital lease obligation - current portion	47,204	32,530
Secured convertible note, net of unaccreted fair value assigned to conversion feature and warrants of $0 and $214,771, respectively	-	678,535
Embedded derivative liability	-	642,470
Freestanding derivative liability	-	411,545
Other notes payable - current portion	-	102,467
Total current liabilities	1,876,697	3,779,850

Capital lease obligations - long - term portion	164,126	91,109
Total liabilities	2,040,823	3,870,959

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, Series A convertible $0.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding for 2008	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 19,099,539 and 18,720,147 shares issued and outstanding, respectively,	190,995	187,201
Additional paid-in capital	29,110,233	28,641,278
Accumulated deficit	(26,733,530)	(27,704,464)
Total stockholders' equity	2,567,698	1,124,015

Total liabilities and stockholders' equity	$4,608,521	$4,994,974

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenues	$3,230,913	$1,647,535	$5,035,955	$3,729,197

Laboratory expenses and cost of sales	1,570,235	1,145,003	2,673,604	2,367,683
Gross profit	1,660,678	502,532	2,362,351	1,361,514

Operating expenses:
Selling, general and administrative	1,106,173	1,231,715	2,021,218	2,146,150

Operating income (loss)	554,505	(729,183)	341,133	(784,636)

Other income (expense):
Interest expense	(8,868)	(59,843)	(50,882)	(136,377)
Interest expense from accretion of conversion feature and warrants – secured convertible debt	(19,760)	(183,952)	(88,804)	(386,935)
Gain on adjustment of embedded and freestanding derivatives to fair value	343,121	151,632	675,691	332,860
Amortization of deferred financing costs - secured convertible debt	-	(26,792)	(18,447)	(53,585)
Other income	107,673	29,919	112,243	61,889
Total other income (expense)	422,166	(89,036)	629,801	(182,148)

Net income (loss) before tax expense	976,671	(818,219)	970,934	(966,784)

Tax expense	-	-	-	-

Net income (loss)	$976,671	$(818,219)	$970,934	$(966,784)

Net income (loss) per share	$0.05	$(0.04)	$0.05	$(0.05)

Weighted average common shares outstanding, basic and diluted:	19,039,524	18,920,147	18,964,873	18,713,240

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$970,934	$(966,784)

Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	121,940	137,345
Accretion of fair value assigned to conversion feature and warrants	88,134	386,935
Amortization of deferred financing costs on secured convertible note	18,447	53,585
Gain from embedded and freestanding derivative liabilities relating to secured convertible note	(675,691)	(332,860)
Warrant expense for equipment lease and financing	3,943	5,911
Compensation expense from restricted shares and options	90,485	158,402
Changes in assets and liabilities:
Accounts receivable	123,692	331,173
Other receivable	451,291	-
Inventory	(48,593)	(38,586)
Prepaid expenses and other assets	(73,901)	(105,248)
Advances from customers	80,425	(74,382)
Accounts payable	(104,933)	48,119
Accrued liabilities	(58,305)	(41,406)
Net cash provided by (used in) operating activities	987,868	(437,796)

Cash flows from investing activities:
Purchases of capital equipment	(14,783)	(20,609)
Net cash used in investing activities	(14,783)	(20,609)

Cash flows from financing activities:
Payments on notes payable	(869,136)	(854,190)
Payments on capital lease obligations	(20,626)	(38,655)
Net cash used in financing activities	(889,762)	(892,845)

Net increase (decrease) in cash and cash equivalents	83,323	(1,351,251)
Cash and cash equivalents, beginning of period	1,196,310	4,219,926

Cash and cash equivalents, end of period	$1,279,633	$2,868,675

Supplemental Information:
Cash paid during the period for interest	$59,505	$116,659

Non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$108,316	$-

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation

We provide specialty reference laboratory services to the pharmaceutical, biotech, and diagnostics industries.  Our company was incorporated in Delaware in May 1996.  We conduct our business primarily through our wholly-owned subsidiary, Pacific Biometrics, Inc., a Washington corporation.  Our three other wholly-owned subsidiaries are Pacific Biomarkers, Inc., a Washington corporation, PBI Technology, Inc., a Washington corporation, and BioQuant, Inc., a Michigan corporation.  All material intercompany balances and transactions have been eliminated in the accompanying consolidated unaudited interim financial statements.

Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods.  Operating results for the three- and six-month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for any future period.  The accompanying unaudited financial statements and related condensed notes should be read in conjunction with the audited financial statements and notes thereto, for our fiscal year ended June 30, 2008, as previously reported in our annual report on Form 10-K.

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

Accounts Receivable

Trade accounts receivable are stated at amounts billed to and due from clients, net of an allowance for doubtful accounts.  Credit is extended based on evaluation of a client’s financial condition, and collateral is not required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. We write off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. At December 31, 2008, we deemed no additional accounts receivable uncollectible.

Other accounts receivable consist of non-trade receivables such as state business and occupation tax refunds, notes receivable and employee accounts receivable.  These receivables are stated at amounts per invoice or agreement and due from other parties, net of an allowance for doubtful accounts. They are evaluated with the same methods as utilized for trade accounts receivable.  At December 31, 2008, there were no other receivables.

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

Financial Derivatives – Embedded Features

Embedded conversion and other features embedded in convertible notes are accounted for in accordance with Statement of Financial  Accounting Standard (“SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires companies to bifurcate conversion features embedded in convertible notes from their host instruments and to account for them as freestanding derivative financial instruments in accordance with EITF 00-19.

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

For the quarters ended December 31, 2008 and 2007, the estimated fair value of our deferred debt issue cost was zero and $72,032, respectively.

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

We use the Black-Scholes option-pricing model to estimate the calculated value of our share-based payments. Stock options are valued as of the date of grant. The volatility assumption used in the Black-Scholes formula is based on the volatility of our common stock. We used the following assumptions to compute the fair value of option grants for the six-month periods ended December 31:

	2008	2007
Expected volatility	108.76%	108.42%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.85%	4.04%
Expected life	10 years	10 years

We granted 371,392 equity-based payment awards under our incentive compensation plan during the three and six-month periods ended December 31, 2008 and 200,000 equity-based payment awards for the comparable periods of fiscal 2008.

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

Net Income (Loss) per Share

Basic income (loss) per share is based upon the weighted average number of outstanding common shares. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method. All per share calculations exclude treasury shares.

The net income (loss) per common share for the three- and six-month periods ended December 31, 2008 and 2007 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include 1,665,070 options and 4,149,677 warrants; however, such securities have not been included in the calculation of the net income per share as none of the shares were “in the money” and not included in the calculation of net loss per share as their effect would be antidilutive.

Components of basic and diluted income (loss) per share were as follows for the three- and six-month periods ended December 31:

	Three months Ended		Six months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Numerator - basic and diluted net income(loss)	$976,671	$(818,219)	$970,934	$(966,784)

Denominator - basic or diluted weighted average common shares outstanding	19,039,524	18,920,147	18,964,873	18,713,240

Net income(loss) per share - basic and diluted	$0.05	$(0.04)	$0.05	$(0.05)

Reclassification

We reclassified a portion of our "common stock" account into our  "additional paid-in capital" account during the quarter ended December 31, 2008  to reflect common stock shares at par value. Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to our accumulated deficit or net losses presented.

Comprehensive Income

We have adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income and its components in the financial statements.  Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the quarters and six month periods ended December 31, 2008 and 2007, our comprehensive income (loss) equaled our net income (loss). Accordingly, a statement of comprehensive income (loss) is not presented.

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

3.  Concentration of Credit Risk

Our largest client in the quarter ended December 31, 2008 accounted for approximately 30% of our total revenues, while our largest client in the quarter ended December 31, 2007 accounted for approximately 19% of our total revenues. As of December 31, 2008 and 2007, respectively, approximately 51% and 38% of our accounts receivable balance were from our two largest clients at that time. These were different clients in each fiscal period. Component clients included in the largest client calculation may vary from period to period.

Our clients are primarily pharmaceutical companies, many of which are on the list of Fortune 1000 companies. For our revenue calculations, we aggregate revenues we receive from several divisions within a pharmaceutical company client as a single client.  For the quarter ended December 31, 2008, 49% of our revenue was derived from Fortune 1000 clients compared to 44% of revenue derived from Fortune 1000 clients for the quarter ended December 31, 2007. We believe that our exposure to concentration of credit risk is very low considering the financial strength of our clients.

We maintain cash in three insured commercial accounts and one uninsured investment account at major financial institutions. Although the financial institutions are considered creditworthy and have not experienced any losses on client deposits, our cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $779,633 at December 31, 2008 and by $896,310 at June 30, 2008. FDIC limits were increased from $100,000 per insured account to $250,000 per insured account effective October 10, 2008.  The new FDIC limits expire on December 31, 2009.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Investors should read the following discussion and analysis in conjunction with our consolidated financial statements and related  notes in this Form 10-Q, our prior period Form 10-Q for the period ended September 30, 2008 and our audited financial statements and related notes for the fiscal year ended June 30, 2008, included in our Annual Report on Form 10-K.

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

Revenue Recognition

Under fixed-price contracts, we recognize revenue as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date compared to the total units-of-work contracted.  Our client contracts may be delayed or cancelled at any time.  Uncertainty surrounding continuation of existing revenues during any period is high.  We believe that recognizing revenue as services are performed is the most appropriate method for our business as it directly reflects services performed in the laboratory.  We would expect material differences in reporting of our revenues to occur if we changed our assumptions for revenue recognition from services performed to other methods such as percent complete or completed contract methods.  While both other methods are allowed under GAAP, they would introduce more variables and estimates into our revenue recognition process.  The percent complete method introduces estimated costs early in the process that may drive revenues higher in early periods, and in the event that the study is terminated early, previously recognized revenue would be reversed, net of a cancellation fee, if applicable.  The completed contract method may recognize revenues in future contract periods, such as the first quarter after a fiscal year close and subsequent to completion of the services rendered.

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

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective transition method.  This requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-priced model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated income statements.  Determining the fair value of equity-based awards at the grant date requires judgment.  In addition, judgment is also required in estimating the amount of equity-based awards that are expected to be forfeited.  If actual results differ significantly from these estimates, equity-based compensation expense and our results of operations could be materially impacted. We granted 371,392 equity-based payment awards under our incentive compensation plans during the three and six-month periods ended December 31, 2008 and 200,000 options for the comparable periods of 2007.

Results of Operations for Three- and Six-Month Periods Ended December 31, 2008 and 2007

Revenue:

	Three months Ended December 31,				Six months Ended December 31,
Dollars in thousands, rounded to nearest thousand	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Revenue	$3,231	$1,648	1,583	96	$5,036	$3,729	1,307	35

Our revenue is primarily generated from clinical pharmaceutical trials testing, clinical biomarker services and diagnostic services.  Revenue increased approximately 96% to $3,231,000 from $1,648,000 between the comparable quarters ended December 31, 2008 and 2007. Revenue increased by 35% from $3,729,000 to $5,036,000 between the comparable six-month periods ended December 31, 2008 and 2007. Our revenue fluctuations are primarily explained by variability in the volume of testing services we perform, and by the timing between our work on testing and open work orders, and prior work orders having been completed or terminated. First quarter revenues for fiscal 2009 were below our expected results due in part to delays in a number of ongoing studies.  Testing on those studies was completed, and we realized revenues for those studies, in the second quarter of fiscal 2009.  In addition, during the quarter ended December 31, 2008, we were engaged to assist on a study that required a rapid turnaround for laboratory testing to resolve issues encountered during clinical trial testing by a different laboratory.  Revenue generated from this study added nearly $400,000 to the quarter. We also benefited from strong levels of testing revenue in the diabetes and rheumatoid arthritis therapeutic areas. We believe that the overall significant increase in revenue reflects our significant investments in business development initiatives over the last two fiscal years.

We work directly with pharmaceutical and biotech companies (“Direct Clinical Services”) as well as with other large clinical laboratories that refer specialty laboratory testing to us (“Referral Laboratories”). We experience significant uncertainty regarding our existing revenues and estimates of future revenues during any period.  The studies we bid on are uncertain until we have a signed contract. Once our work on a study commences, the study may be cancelled by the client at any time during the testing phase. Accordingly, our revenues may be significantly affected by the success or failure of the testing phase and other factors outside of our control. In addition, several factors may adversely affect our future revenues, including a large number of pharmaceutical companies’ cost reduction announcements and continuing consolidation in the pharmaceutical market.

During the quarter ended December 31, 2008, revenue generated from Direct Clinical Services and services for Referral Laboratories accounted for approximately 53% and 47% of our total revenue.  During the six-month period ended December 31, 2008, revenue generated from Direct Clinical Services and services for Referral Laboratories accounted for approximately 56% and 44% of our total revenue. There were no diagnostic services revenues for either period. In contrast, during the quarter ended December 31, 2007, revenue generated from Direct Clinical Services, services for Referral Laboratories and diagnostic services accounted for approximately 69%, 30% and 1%, respectively, of our total revenue.  During the six-month period ended December 31, 2007, revenue generated from Direct Clinical Services, services for Referral Laboratories and diagnostic services accounted for approximately 68%, 31% and 1%, respectively, of our total revenue. One primary component of our business development efforts has been directed towards Referral Laboratories.  For future periods of fiscal 2009, we anticipate that revenues from Referral Laboratories will continue to represent a higher percentage of our total revenues than for the comparable periods in fiscal 2008.

Laboratory Expense and Cost of Goods Sold:

	Three months Ended December 31,				Six months Ended December 31,
Dollars in thousands, rounded to nearest thousand	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Laboratory Expenses and Cost of Goods Sold	$1,570	$1,145	425	37	$2,674	$2,368	306	13
Percentage of Revenue	49%	70%			53%	63%

Laboratory expense and cost of goods sold consist primarily of salaries and related benefits to employees performing analysis of clinical trial samples and the cost of reagents and supplies for analysis of clinical trial samples, and secondarily, of payments to subcontractors for laboratory services and other expenses such as rent, insurance, business and occupation taxes. The relative decrease in laboratory expense and cost of goods sold as a percentage of revenue was the result of the significant increase in revenues over the comparable periods and the effect of fixed costs and other variable costs remaining fixed or declining.  The higher volume of testing revenues creates efficiencies in both staffing and variable cost components as both show smaller cost increases compared to the overall revenue increases for the three and six month periods.

Laboratory and cost of goods sold expense items are highly variable due to the mix of services provided in any given period, overall volume of tests performed, new and highly complex assays utilized and subcontracted laboratory services.

The following table illustrates changes in Laboratory Expense and Cost of Goods Sold in fixed and variable expense categories:

	Three months Ended
	December 31,
Dollars in thousands, rounded to nearest thousand	2008	% of revenue	2007	% of revenue	$ Change	% Change
Fixed Cost Detail
Rent, Utilities, Certain Taxes	$120	4%	$124	8%	$(4)	(3)%

Variable Cost Detail
Wages, Taxes, Benefits	592	18%	460	28%	132	29
Reagent Chemicals	707	22%	412	25%	295	72
Other Variable Costs	151	5%	149	9%	2	1
Total	1,450	45%	1,021	62%	429	42

Total Cost of Goods Sold	$1,570	49%	$1,145	70%	$425	37%

	Six months Ended
	December 31,
Dollars in thousands, rounded to nearest thousand	2008	% of revenue	2007	% of revenue	$ Change	% Change
Fixed Cost Detail
Rent, Utilities, Certain Taxes	$247	5%	$260	7%	$(13)	(5)%

Variable Cost Detail
Wages, Taxes, Benefits	1,100	22%	925	25%	175	19
Reagent Chemicals	1,063	21%	824	22%	239	29
Other Variable Costs	264	5%	359	10%	(95)	(26)
Total	2,427	48%	2,108	57%	319	15

Total Cost of Goods Sold	$2,674	53%	$2,368	63%	$306	13%

For the comparable quarters ended December 31, 2008 and 2007, laboratory expense and cost of goods sold increased by approximately $425,000, or 37%, to $1,570,000, up from $1,145,000, respectively, and as a percentage of revenue, decreased to approximately 49%, down from approximately 70%. The increase in laboratory expense and cost of goods sold were due to increases in salaries and related benefits, laboratory reagents, depreciation expense and outside services expense.

The largest component of laboratory expense for the quarter ended December 31, 2008 was the cost of laboratory reagents and supplies for analysis of clinical trial samples. Over the last three fiscal years, reagent chemicals that we use in our laboratory testing have averaged approximately 20% in cost as a percentage of revenue, but may vary considerably depending on the type of lab testing we are asked to perform, and constitute a significant expense item for our business.  During the comparable quarters ended December 31, 2008 and 2007, respectively, laboratory reagents and supplies increased by 72% to approximately $707,000 from $412,000, following an increase in the number of tests performed. These reagents and supply costs are highly variable depending on the type of tests performed. The cost of laboratory reagents and supplies as a percentage of revenue was approximately 22% and 25% for the comparable quarters ended December 31, 2008 and 2007.

The other major component of laboratory expense for the quarter ended December 31, 2008 was salaries and related benefits.  Laboratory salaries and related benefits increased 29% to approximately $592,000 from $460,000 for the quarters ended December 31, 2008 and 2007, representing approximately 18% and 28%, respectively, as a percentage of revenue.  The expense increase was due primarily to an increase in laboratory staff by 3.5 FTE to perform many new and more complex assays than were performed in the comparable fiscal period last year. In addition, we accrued approximately $41,000 of bonuses in the quarter ended December 31, 2008 based on quarterly results. We did not accrue or pay any bonuses in the comparable period in the prior fiscal year.

For the comparable six-month periods ended December 31, 2008 and 2007, laboratory expense and cost of goods sold increased approximately 13% to $2,674,000 from $2,368,000, respectively, and as a percentage of revenue, decreased to approximately 53% from approximately 63%. The increase in laboratory expense and cost of goods sold were due to increases in reagent costs and salaries and related benefits.

Laboratory salaries and related benefits increased 19% to approximately $1,100,000 from $925,000 for the six-month periods ended December 31, 2008 and 2007, respectively, including approximately $41,000 for accrued bonuses for the period ended December 31, 2008. Salaries and related benefits accounted for approximately 41% and 39% of total laboratory expense and cost of goods sold for the six-month periods ended December 31, 2008 and 2007, respectively. On December 31, 2008 we had 42 FTE in our laboratory services.  This compares to 39 FTE on December 31, 2007.

Laboratory reagents and supplies expense increased 29% to approximately $1,063,000 from $824,000 for the six-month periods ended December 31, 2008 and 2007 due to the significant increase in testing volume. During the comparable six month periods ended December 31, 2008 and 2007, respectively, the cost of laboratory reagents and supplies accounted for approximately 21% and 22% as a percentage of revenue.

Other variable costs showed a decrease of 26% for the six month ended December 31, 2008 compared to the six month ended December 31, 2007. The major reason for a decrease in other variable costs was decrease in outside services and contract labor costs.  Outside service expense varies with the test content of studies that may call for routine test services that we do not perform and prefer to outsource.

Fixed costs for the quarter ended December 31, 2008 decreased compared to the quarter ended December 31, 2007, by 3%, from approximately $124,000 to $120,000. Fixed costs for the six-month period ended December 31, 2008  decreased 5% from approximately $260,000 to $247,000 compared to the six-month period ended December 31, 2007. The decrease was attributable to decrease in laboratory depreciation, other taxes and seminar and training expenses.

Selling, General and Administrative Expense:

	Three months Ended December 31,				Six months Ended December 31,
Dollars in thousands, rounded to nearest thousand	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Selling, General and Administrative Expense	$1,106	$1,232	(126)	(10)	$2,021	$2,146	(125)	(6)
Percentage of Revenue	34%	75%			40%	58%

Our selling, general and administrative expense consists primarily of compensation for our executive officers, board members and other selling, general and administrative personnel (including those in business development, laboratory administration, and our science and technology department), as well as a major portion of company share-based compensation, business development expenses, and legal and accounting fees.

For the comparable quarters ended December 31, 2008 and 2007, respectively, selling, general and administrative expense decreased 10% to approximately $1,106,000, down from $1,232,000.  As a percentage of revenue, selling, general and administrative expense was 34% and 75%, respectively, for the quarters ended December 31, 2008 and 2007. For the six-month periods ended December 31, 2008 and 2007, respectively, selling, general and administrative expense decreased 6% to approximately $2,021,000, down from $2,146,000.  As a percentage of revenue, selling, general and administrative expense was 40% and 58% for the six-month periods ended December 31, 2008 and 2007. The decrease in selling, general and administrative expense as a percentage of revenue was the result of the significant increase in revenues over the comparable periods and decreases in our SG&A expenses.

For the quarter and six-month period ended December 31, 2008, business development salaries decreased significantly primarily due to the resignation of our Chief Medical Officer in August 2008.  This decrease in compensation for our business development staff more than off-set small increases in salaries in our administrative and laboratory management departments. Overall, salaries and benefits decreased for the quarter ended December 31, 2008 compared to the quarter ended December 31, 2007.

Other factors included in the decrease in selling, general and administrative expense were decreases in share-based compensation, bad debt, legal and accounting expenses. The decrease in bad debt expense reflects our $100,000 loan to Saigene Corporation.  We previously classified this loan as bad debt in December 2007, after Saigene filed for bankruptcy; however, in December 2008, we subsequently received payment of the entire principal amount of this debt, plus some accrued interest, with approval of the Bankruptcy Court.  These decreases were offset by increases in bonuses accrued, rent expense, consulting expense, advertising expense and public company expense.

Other Income (Expense):

	Three months Ended December 31,				Six months Ended December 31,
Dollars in thousands, rounded to nearest thousand	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Other Income/(Expense)	$422	$(89)	511	574	$630	$(182)	$812	446
Percentage of Revenue	13%	(5)%			13%	(5)%

We had other income of approximately $422,000 for the quarter ended December 31, 2008, compared to other expense of approximately $89,000 for the quarter ended December 31, 2007. Total other income for the six-month period ended December 31, 2008 was approximately $630,000, compared to approximately $182,000 other expense for the six-month period ended December 31, 2007. These improvements in our other income (expense) are primarily attributable to our convertible notes payable to Laurus Master Fund Ltd. – reflecting a decrease in interest expense paid, a decrease in amortization of deferred financial costs, and gain due to adjustments to the value of the embedded derivative.

During the quarter ended December 31, 2008, we made our required monthly payments of principal and accrued interest on the Laurus notes, and we paid in full the remaining principal balance on December 29, 2008. The reduction in the principal balance of the Laurus notes is the primary reason that our interest expense decreased 63% to $51,000 for the six-month period ended December 31, 2008, down from $136,000 for the six-month period ended December 31, 2007. The gain from adjustment of embedded and freestanding derivatives to fair value was approximately $676,000 for the six-month period ended December 31, 2008 compared to $333,000 for the six-month period ended December 31, 2007. The main component of the increase in gain on adjustment of embedded and freestanding derivatives was a reduction in the derivative liability (conversion feature) balance related to the pay off of the Laurus notes. Another component of other expense for the six-month period ended December 31, 2008 was approximately $89,000 of non-cash interest expense that represented the accretion of the intrinsic value of the conversion feature and warrants, compared to $387,000 of such non-cash interest expense recorded for six-month period ended December 31, 2007.

We had approximately $112,000 of other income for the six-month period ended December 31, 2008 compared to approximately $62,000 of other income recorded for the six-month period ended December 31, 2007. This increase resulted mainly from collection of $104,000 in December 2008 on a $100,000 loan to Saigene Corporation, which we previously classified as bad debt in December 2007.

Net Income (Loss):

	Three months Ended December 31,				Six months Ended December 31,
Dollars in thousands, rounded to nearest thousand	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Net Income (Loss)	$977	$(818)	$1,795	222	$971	$(967)	$1,938	203
Percentage of Revenue	30%	(50)%			19%	(26)%

We had net income of approximately $977,000 for the quarter ended December 31, 2008, compared to a net loss of approximately $818,000 for the quarter ended December 31, 2007. We had net income of approximately $971,000 for the six-month period ended December 31, 2008, compared to a net loss of approximately $967,000 for the six-month period ended December 31, 2007. This increase to net income, from net loss, is principally due to a significant increase in revenue during fiscal 2009 and an increase in other income as described above. Our net income position was also favorably impacted by a gain on adjustment of derivatives to fair value of approximately $343,000 for the quarter ended December 31, 2008 and approximately $676,000 for the six-month period ended December 31, 2008.  The adjustment to fair value of the derivative instruments is mainly due to a reduction in the derivative liability (conversion feature) related to the pay off of the Laurus notes.

Liquidity and Capital Resources:

We had significant improvement in revenues and net operating income for the quarter and six-month period ended December 31, 2008, compared to net operating losses for the quarter and six-month period ended December 31, 2007. While our revenues increased a record level for the six-month period ended December 31, 2008, we have been impacted by significant volatility in our revenues over the past several years.  We experience significant uncertainty regarding existing revenues and estimates of future revenues, during any period.  If our revenues decrease significantly in future periods, we may experience significant losses and our cash and working capital position will be adversely impacted.  Our operations historically have been funded through revenues generated from operations and from debt and equity financings.

At December 31, 2008, our cash and cash equivalents were approximately $1,280,000 compared to approximately $1,196,000 at June 30, 2008. At December 31, 2008 we had approximately $2,022,000 in accounts receivable, compared to $2,146,000 as of June 30, 2008, reflecting timing of revenues billed and collected.  We had no other accounts receivable, compared to approximately $451,000 as of June 30, 2008 for a Washington state tax refund, which we received in August 2008.

Total liabilities recorded on our balance sheet as of December 31, 2008 were approximately $2,041,000 compared to approximately $3,871,000 as of June 30, 2008. This significant decrease in liabilities was the result of retiring in the full both the Laurus debt and the outstanding note balance from Franklin Funding, which were paid off in December 2008. We paid off the Laurus debt early, one month prior to maturity, which required approximately $50,000 in addition to our regular monthly payment. In connection with our payoff of the Laurus notes, we reduced the remaining balance for embedded derivative liability to zero by recording gain of approximately $300,000 for the remaining balance of the derivative liability. We reclassified freestanding derivative liability by crediting additional paid-in capital for approximately $378,000 for the remaining balance of the warrants associated with both Laurus notes, which remain in effect. This reclassification resulted in no changes to our accumulated deficit or net loss presented.

Our working capital increased to approximately $1,846,000, compared to working capital of approximately $331,000 at June 30, 2008. The increase of approximately $1,515,000 in our working capital is attributable to a significant decrease in our current liabilities due to Laurus debt payoff and decrease in other notes payable. Changes providing a positive impact included increases in inventory, prepaid expenses and decreases in secured convertible debt and associated derivative liability to the Laurus notes, accounts payable, accrued liabilities, and other notes payable. Changes providing a negative impact included decreases in accounts receivable and other receivable and increases in advances from customers and capital leases obligations.

Net cash used by operating activities was approximately $988,000 for the six-month period ended December 31, 2008.  For the six-month period ended December 31, 2008, net cash provided by operations included the effect of approximately $122,000 in depreciation and amortization, approximately $88,000 of amortization related to the Laurus notes, approximately $90,000 in expense from share-based compensation and approximately $676,000 in income from adjustment of the compound embedded derivative liability relating to the Laurus notes. Our investing activities used cash of approximately $15,000 for the six-month period ended December 31, 2008 for the purchase of capital equipment.  Cash flows used in financing activities included approximately $890,000 in payments on notes payable and payments on capital lease obligations.

We experienced an increase in our cash and working capital position from operations during the first six months of fiscal 2009 and we believe that our current cash, current assets and cash flows from operations will be sufficient to fund operations through fiscal 2009. Importantly, we paid off the outstanding principal balance on our convertible notes payable to Laurus and the outstanding principal balance on our note payable to Franklin Funding.  Aside from capital leases, we have no other debt obligations as of December 31, 2008. We are considering new debt financing for fiscal 2009; however, the terms of that debt are unknown at this time.

In fiscal 2009, we will continue to actively pursue business development and marketing activities to broaden our client and revenue base, and we anticipate making additional investments in our biomarker subsidiary, Pacific Biomarkers and from time to time in our technology infrastructure, operations and other areas of our business.  These efforts will use significant amounts of time, effort and funding.  Our efforts to improve our operations and increase revenue may not be successful.

Any decreases in future revenue would adversely affect our financial condition, and we may need to seek additional capital during fiscal 2010. We may not be able to raise sufficient financing, whether debt or equity, when needed. We are exploring options for creating a line of credit or other general borrowing facility. We currently do not have available to us a bank line of credit or other general borrowing facility.  We have no additional amounts available to us under our Franklin Funding credit facility and do not have any other credit facility in place.

We are also continuing to explore other strategic alternatives, which may include a merger, asset sale, joint venture or other similar transaction or forming a joint venture with one or more strategic partners to provide additional capital resources to fund operations and growth opportunities.

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

As of the end of the period covered by this Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  This evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Vice President of Finance and Controller.  Based upon that evaluation, our Chief Executive Officer and Vice President of Finance and Controller concluded that our disclosure controls and procedures are effective at December 31, 2008.

During the quarterly period covered by this report, there were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 5.       OTHER INFORMATION

On October 1, 2008, we formally entered into restricted stock purchase and stock option agreements with Ronald R. Helm, our Chief Executive Officer, for a share award of 50,000 shares of restricted common stock and 150,000 stock options, both effective October 1, 2008.  These awards of restricted stock and stock options were made pursuant to the third amendment to Mr. Helm's employment agreement on October 1, 2008.

Also on October 1, 2008, we granted 113,500 restricted stock awards to other members of our management team and to our Board of Directors, under our 2005 Stock Incentive Plan.

The restricted shares fully vest on the third anniversary of the grant date (October 1, 2011) and are subject to forfeiture under certain conditions if employment or director appointment is terminated prior to the vesting date.  The stock options have an exercise price of $0.41 per share (reflecting the closing trading price for our common stock on October 1, 2008), vest quarterly and will be fully vested on the third anniversary of the grant date (October 1, 2011).   Otherwise, the terms of the awards are materially consistent with the forms of restricted stock purchase agreement and stock option agreement under our 2005 Stock Incentive Plan.

The restricted stock awards and stock option grants are detailed on the following table:

Officers and Directors:		No. of Shares	No. of Options

Terry M. Giles	Director	12,500

Ronald R. Helm	Chairman & CEO	50,000	150,000

John P. Jensen	VP Finance & Controller	14,000

Paul G. Kanan	Director	12,500

Elizabeth T. Leary, Ph.D.	Chief Scientific Officer	9,000

Michael P. Murphy	SVP Operations	14,000

Richard W. Palfreyman	Director	12,500

Curtis J. Scheel	Director	12,500

Stanley L. Schloz	Director	12,500

Kenneth R. Waters	Dir. Strategic Planning	14,000

Total		163,500	150,000

ITEM 6.           EXHIBITS

31.1	Certification of Ronald R. Helm, Chief Executive Officer
31.2	Certification of John P. Jensen, Vice President of Finance and Controller
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

Dated:  February 13, 2009

/s/ Ronald R. Helm
Ronald R. Helm
Chief Executive Officer
(principal executive officer)

/s/ John P. Jensen
John P. Jensen
Vice President of Finance and Controller
(principal financial and accounting officer)