Form 10-Q
period 2009-03-31
PACIFIC BIOMETRICS INC
filed 2009-05-15
CIK 1020475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☒

As of May 13, 2009, there were 19,099,539 shares of the registrant’s common stock, $0.01 par value per share, issued and outstanding.

PACIFIC BIOMETRICS, INC.

INDEX TO FORM 10-Q

Page
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2009 (unaudited) and June 30, 2008 (audited)	4

Consolidated Statements of Operations for the three- and nine-month periods ended March 31, 2009 and March 31, 2008 (unaudited)	5

Consolidated Statements of Cash Flows for the nine-month periods ended March 31, 2009 and March 31, 2008 (unaudited)	6

Condensed Notes to the Consolidated Financial Statements (unaudited)	7

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 4T - CONTROLS AND PROCEDURES	19

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS	19

SIGNATURES	19

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report to “we,” “us,” “our,” and the “Company” are to Pacific Biometrics, Inc. and our wholly-owned subsidiaries Pacific Biometrics, Inc., a Washington corporation, Pacific Biomarkers, Inc., PBI Technology, Inc., and BioQuant, Inc.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain a number of forward-looking statements, including statements regarding:

•	our estimates for future revenues and cost of revenues, including sources of revenue and anticipated revenue;

•	our expectations regarding future expenses, including laboratory, research, business development, sales and marketing expenses;

•	our estimates regarding the adequacy of our capital resources, working capital and cash flows, as well as our estimates as to how long these funds will be sufficient to fund our operations;

•	our business development efforts and our expectations for future work orders for laboratory services, referral laboratory services and biomarker services;

•	our intentions for the development of new services and products and the expansion of the market for our current services and products, and our expectations for our clinical biomarker services;

•	our goals for implementing aspects of our business plan and strategies; and

•
our capital requirements, financing goals and plans, including our prospects of raising of additional capital through future equity and debt financings, as necessary, or entering into other strategic transactions.

The forward-looking statements in this Report reflect management’s current views and expectations with respect to our business, strategies, products, future results and financial performance. All statements other than statements of historical fact, including statements addressing projected results of operations or our future financial position, made in this Quarterly Report on Form 10-Q are forward looking statements. In particular, the words “expect,” “anticipate,” “estimate”, “desire”, “goal”, “ believe”, “may”, “will”, “should”, “could”, “intend”, “objective”, “seek”, “plan”, “strive”, variations of such words, or similar expressions, or the negatives of these words, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. The absence of these words does not mean that any particular statement is not a forward-looking statement.

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

PACIFIC BIOMETRICS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
ASSETS	2009	2008
	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$1,601,858	$1,196,310
Accounts receivable, net	1,783,016	2,146,080
Other receivable, net	6,500	451,291
Inventory	163,038	197,456
Prepaid expenses and other assets	136,003	100,869
Deferred financing cost on secured convertible note - current portion	-	18,447
Total current assets	3,690,415	4,110,453

Property and equipment, net	876,738	884,521

Total assets	$4,567,153	$4,994,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$596,869	$818,224
Accrued liabilities	389,728	450,788
Advances from customers	570,911	643,291
Capital lease obligation - current portion	66,219	32,530
Secured convertible note, net of unaccreted fair value assigned to conversion feature and warrants of $0 and $214,771, respectively	-	678,535
Embedded derivative liability	-	642,470
Freestanding derivative liability	-	411,545
Other notes payable - current portion	-	102,467
Total current liabilities	1,623,727	3,779,850

Capital lease obligations - long - term portion	167,187	91,109
Total liabilities	1,790,914	3,870,959

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, Series A convertible $0.01 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding for 2009 and 2008	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized,
19,099,539 and 18,720,147 shares issued and outstanding, respectively	190,995	187,201
Additional paid-in capital	29,120,966	28,641,278
Accumulated deficit	(26,535,722)	(27,704,464)
Total stockholders’ equity	2,776,239	1,124,015

Total liabilities and stockholders’ equity	$4,567,153	$4,994,974

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenues	$2,853,222	$2,296,310	$7,889,177	$6,025,507

Laboratory expenses and cost of sales	1,638,950	1,200,107	4,312,554	3,567,790
Gross profit	1,214,272	1,096,203	3,576,623	2,457,717

Operating expenses:

Selling, general and administrative	1,007,581	859,723	3,028,799	3,005,873

Operating income (loss)	206,691	236,480	547,824	(548,156)

Other income (expense):
Interest expense	(10,503)	(210,241)	(150,189)	(733,553)
Gain on adjustment of embedded and freestanding derivatives to fair value	-	274,066	675,691	606,926
Amortization of deferred financing costs - secured convertible debt	-	(26,793)	(18,447)	(80,378)
Other income	1,620	8,763	113,863	70,652
Total other income (expense)	(8,883)	45,795	620,918	(136,353)

Net income (loss) before tax expense	197,808	282,275	1,168,742	(684,509)

Tax expense	-	-	-	-

Net income (loss)	$197,808	$282,275	$1,168,742	$(684,509)

Net income (loss) per share:
Basic income (loss) per share	$0.01	$0.02	$0.06	$(0.04)
Diluted income (loss) per share	$0.01	$0.01	$0.06	$(0.04)

Weighted average common shares outstanding:
Basic	19,099,539	18,720,147	18,993,693	18,786,668
Diluted	19,700,811	19,221,689	19,594,965	18,786,668

The accompanying condensed notes are an integral part of these consolidated financial statements.

  PACIFIC BIOMETRICS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended March 31
	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,168,742	$(684,509)

Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	192,000	182,845
Accretion of fair value assigned to conversion feature and warrants	88,134	547,135
Amortization of deferred financing costs on secured convertible note	18,447	80,378
Gain from embedded and freestanding derivative liabilities relating to secured convertible note	(675,691)	(606,926)
Warrant expense for equipment lease and financing	3,940	8,866
Compensation expense from restricted shares and options	101,218	164,603
Changes in assets and liabilities:
Accounts receivable	363,064	(100,438)
Other receivable	444,791	-
Inventory	34,418	(33,331)
Prepaid expenses and other assets	(35,134)	(126,550)
Advances from customers	(72,380)	(240,673)
Accounts payable	(221,355)	18,469
Accrued liabilities	(61,060)	(34,643)
Net cash provided by (used in) operating activities	1,349,134	(824,774)

Cash flows from investing activities:
Purchases of capital equipment	(42,159)	(20,609)
Net cash used in investing activities	(42,159)	(20,609)

Cash flows from financing activities:
Payments on notes payable	(869,136)	(1,283,116)
Payments on capital lease obligations	(32,291)	(55,305)

Net cash used in financing activities	(901,427)	(1,338,421)

Net increase (decrease) in cash and cash equivalents	405,548	(2,183,804)
Cash and cash equivalents, beginning of period	1,196,310	4,219,926

Cash and cash equivalents, end of period	$1,601,858	$2,036,122

Supplemental Information:
Cash paid during the period for interest	$61,993	$185,520

Non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$142,058	$65,667

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

Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods.  Operating results for the three- and nine-month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited financial statements and related condensed notes should be read in conjunction with the audited financial statements and notes thereto, for our fiscal year ended June 30, 2008, as previously reported in our annual report on Form 10-K.

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

Accounts Receivable

Trade accounts receivable are stated at amounts billed to and due from clients, net of an allowance for doubtful accounts. Credit is extended based on evaluation of a client’s financial condition, and collateral is not required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. We write off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. At March 31, 2009, we deemed one client account receivable to be uncollectible in an amount of approximately $16,000.

Other accounts receivable consist of non-trade receivables such as state business and occupation tax refunds, notes receivable and employee advances. These receivables are stated at amounts per invoice or agreement and due from other parties, net of an allowance for doubtful accounts. They are evaluated with the same methods as utilized for trade accounts receivable.  At March 31, 2009, we had approximately $7,000 in other receivables.

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

In accordance with the Financial Accounting Standards Board’s Statements of Financial Accounting Standards Statement No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), all of our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized. As of March 31, 2009 and 2008, no impairment was deemed necessary.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We generally do not use derivative financial instruments to hedge exposures to cash flow or market risks. We account for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, we classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). As of December 31, 2008, we paid the secured convertible notes in full.

Deferred Debt Issue Cost

The costs relating to obtaining and securing debt financing are capitalized and expensed over the term of the debt instrument. In the event of settlement in part or whole of such debt in advance of the maturity date, an expense is recognized for the remaining unamortized deferred debt issue cost.

As of March 31, 2009 and March 31, 2008, there were unamortized balances of zero and $45,239, respectively.

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

We use the Black-Scholes option-pricing model to estimate the calculated value of our share-based payments. Stock options are valued as of the date of grant. The volatility assumption used in the Black-Scholes formula is based on the volatility of our common stock. We used the following assumptions to compute the fair value of option grants for the nine-month periods ended March 31:

	2009	2008
Expected volatility	108.76%	108.42%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.85%	4.04%
Expected life	10 years	10 years

We granted 371,392 equity-based payment awards under our incentive compensation plan during the nine-month period ended March 31, 2009 and 200,000 equity-based payment awards for the comparable period of fiscal 2008. We did not grant any equity-based payment awards under our incentive compensation plans during either of the three-month periods ended March 31, 2009 and March 31, 2008.

Revenue Recognition

We recognize revenue in the period when the related services are performed and collectability is reasonably assured.  Currently, we derive substantially all of our revenues from laboratory services. Service contracts generally take the form of fixed-price contracts. Under fixed-price contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of contract pricing terms and/or a contract amendment. Renegotiated amounts are not included in net revenues until earned, and realization is assured. Advance payments on service contracts are treated as a deposit and applied to periodic billing during the contract period. Setup and administrative fees are billed upon contract approval. Revenues from setup and administrative fees are amortized over the life of the contract. Historically, costs are not deferred in anticipation of work on contracts after they are awarded, but instead are expensed as incurred. All out-of-pocket costs are included in expenses.

Net Income (Loss) per Share

Basic income (loss) per share is based upon the weighted average number of our outstanding common shares. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method. All per share calculations exclude treasury shares.

For the three- and nine-month periods ended March 31, 2009 and for the three-month period ended March 31, 2008, we included common stock equivalents related to our (i) in-the-money, vested options and (ii) in-the-money warrants in our computation of diluted earnings per share. We included these items because we had net income in each of these periods. For the nine-month period ended March 31, 2008, we did not include common stock equivalents related to our (i) in-the-money, vested options and (ii) in-the-money warrants in the computation of diluted (loss) per share because we had net losses in this period and the effect would be anti-dilutive.

As of March 31, 2009, our common stock equivalents included:  (i) in-the-money, vested options to purchase 207,167 shares of common stock and (ii) in-the-money warrants to purchase 394,105 shares of common stock. As of March 31, 2008, our common stock equivalents included:  (i) in-the-money, vested options to purchase 183,917 shares of common stock and (ii) in-the-money warrants to purchase 117,625 shares of common stock.

Components of basic and diluted income (loss) per share were as follows for the three- and nine-month periods ended March 31:

	Three months Ended		Nine months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income (loss) (A)	$197,808	$282,275	$1,168,742	$(684,509)
Net income (loss) applicable to common stockholders (B)	$197,808	$282,275	$1,168,742	$(684,509)
Weighted average number of outstanding
shares of common stock (C)	19,099,539	18,720,147	18,993,693	18,786,668
Weighted average number of outstanding
shares of common stock and common stock equivalents (D)	19,700,811	19,221,689	19,594,965	18,786,668
Income (loss) per share:
Basic (B/C)	$0.01	$0.02	$0.06	$(0.04)
Diluted (A/D)	$0.01	$0.01	$0.06	$(0.04)

Comprehensive Income

We have adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income and its components in the financial statements.  Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the quarters and nine month periods ended March 31, 2009 and 2008, our comprehensive income (loss) equaled our net income (loss). Accordingly, a statement of comprehensive income (loss) is not presented.

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

3.  Concentration of Credit Risk

Our largest client in the quarter ended March 31, 2009 accounted for approximately 21% of our total revenues, while our largest client in the quarter ended March 31, 2008 accounted for approximately 23% of our total revenues. As of March 31, 2009 and 2008, respectively, approximately 18% and 31% of our accounts receivable balance were from our two largest clients. These were different clients in each fiscal period. Component clients included in the largest client calculation may vary from period to period.

The majority of our clients are pharmaceutical companies, many of which are on the list of Fortune 1000 companies. For our revenue calculations, we aggregate revenues we receive from several divisions within a pharmaceutical company client as one single client.  For the quarter ended March 31, 2009, 70% of our revenue was derived from Fortune 1000 clients compared to 41% for the quarter ended March 31, 2008. We believe that our exposure to concentration of credit risk is very low considering the financial strength of our clients.

We maintain cash in three insured commercial accounts and one uninsured investment account at major financial institutions. Although the financial institutions are considered creditworthy and have not experienced any losses on client deposits, our cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $1,101,858 at March 31, 2009 and by $896,310 at June 30, 2008. Management will continue to monitor the creditworthiness of the financial institutions holding our deposits.  FDIC limits were increased from $100,000 per insured account to $250,000 per insured account effective October 10, 2008. The new FDIC limits expire on December 31, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Investors should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes in this Form 10-Q, our prior reports on Form 10-Q for the fiscal quarters ended December 31, 2008 and September 30, 2008, and our audited financial statements and related notes for the fiscal year ended June 30, 2008, included in our Annual Report on Form 10-K.

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

Financial Derivatives – Conversion, Other Features and Warrants

With respect to our convertible notes with Laurus Master Fund Ltd, which we paid in full in December 2008, embedded conversion and other features that met the definition of derivative financial instruments had, where applicable, been bifurcated from host instruments (See Note 2. Summary of significant accounting policies) and were carried at fair value.

We record the value allocated to warrants issued with the convertible notes, measured at fair value and recognized by allocating a portion of the proceeds to derivative liabilities with an offset to discount on the convertible notes. The recorded discount was accreted as interest expense using the effective interest method over the term of the debt.

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

Results of Operations for Three- and Nine-Month Periods Ended March 31, 2009 and 2008

Revenue:

Dollars in thousands,	Three Months Ended				Nine Months Ended
rounded to nearest	March 31,		$	%	March 31,		$	%
thousand	2009	2008	Change	Change	2009	2008	Change	Change
Revenue	$2,853	$2,296	$557	24	$7,889	$6,026	$1,863	31

We generate the majority of our revenue from clinical pharmaceutical trials testing, clinical biomarker services and diagnostic services. Our revenue increased approximately 24% to $2,853,000 from $2,296,000 between the comparable quarters ended March 31, 2009 and 2008. Our revenue increased approximately 31% to $7,889,000 from $6,026,000 between the comparable nine-month periods ended March 31, 2009 and 2008. Our revenue fluctuations are due to the variability in the volume of testing services we perform, and by the timing between our work on testing and open work orders, and prior work orders having been completed or terminated.  In the fiscal quarter ended March 31, 2009 we benefited from strong levels of testing revenue in the diabetes and rheumatoid arthritis therapeutic areas in both the second and third quarters.

We perform services for pharmaceutical and biotech companies (“Direct Clinical Services”) as well as with other large clinical laboratories that refer specialty laboratory testing to us (“Referral Laboratories”). We experience significant uncertainty regarding our existing revenues and estimates of future revenues during any period. The studies we bid on are uncertain until we have a signed contract. Once our work on a study commences, the study may be cancelled by the client at any time during the testing phase. Accordingly, our revenues may be significantly affected by the success or failure of the testing phase and other factors outside of our control. In addition, several factors may adversely affect our future revenues, including a large number of pharmaceutical companies’ cost reduction announcements and continuing consolidation in the pharmaceutical market.

During the quarter ended March 31, 2009, revenue generated from Direct Clinical Services, services for Referral Laboratories and diagnostic services accounted for approximately 64%, 35% and 1% of our total revenue. During the nine-month period ended March 31, 2009, revenue generated from Direct Clinical Services and services for Referral Laboratories accounted for approximately 59% and 41% of our total revenue. There were no diagnostic services revenues for the nine-month period ended March 31, 2009. In contrast, during the quarter ended March 31, 2008, revenue generated from Direct Clinical Services, services for Referral Laboratories and diagnostic services accounted for approximately 75%, 20% and 5%, respectively, of our total revenue.  During the nine-month period ended March 31, 2008, revenue generated from Direct Clinical Services, services for Referral Laboratories and diagnostic services accounted for approximately 70%, 27% and 3%, respectively, of our total revenue.

We believe that the overall significant increase in revenue for both the quarter and nine-month period ended March 31, 2009 reflects our significant investments in business development initiatives over the last two fiscal years. The primary component of our business development efforts has been directed towards Direct Clinical Services and we have also seen increase in revenues from Referral Laboratories in fiscal 2009. These revenues represented a larger percentage of total revenue for the quarter and nine-month period ended March 31, 2009 compared to the quarter and nine-month period ended March 31, 2008.

Laboratory Expense and Cost of Goods Sold:

Dollars in thousands,	Three Months Ended				Nine Months Ended
rounded to nearest	March 31,		$	%	March 31,		$	%
thousand	2009	2008	Change	Change	2009	2008	Change	Change
Laboratory Expenses and Cost of Goods Sold	$1,639	$1,200	439	37	$4,313	$3,568	745	21
Percentage of Revenue	57%	52%			55%	59%

Laboratory expense and cost of goods sold consist primarily of salaries and related benefits to employees performing analysis of clinical trial samples and the cost of reagents and supplies for analysis of clinical trial samples, and secondarily, of payments to subcontractors for laboratory services, rent, insurance, business and occupation taxes. The relative increase in our laboratory expense and cost of goods sold as a percentage of our revenue was the result of variable cost increases that exceeded our increase in revenues in the three- and nine-month periods ended March 31, 2009. The primary expense increases for the three- and nine-month periods ended March 31, 2009 were from reagents, salaries and employee benefits and outside services.

Generally, laboratory and cost of goods sold expense items are highly variable due to the mix of services we provide in any given period, the overall volume of tests performed, the use of new and highly complex assays and the volume of subcontracted laboratory services.

The following table illustrates changes in Laboratory Expense and Cost of Goods Sold in fixed and variable expense categories:

	Three months Ended March 31,				$	%
Dollars in thousands, rounded to nearest thousand	2009	% of revenue	2008	% of revenue	Change	Change
Fixed Cost Detail
Rent, Utilities, Certain Taxes	$141	5%	$106	5%	$35	33

Variable Cost Detail
Wages, Taxes, Benefits	639	22%	478	21%	161	34
Reagent Chemicals	626	22%	439	19%	187	43
Other Variable Costs	233	8%	177	8%	56	32
Total	1,498	52%	1,094	48%	404	37

Total Cost of Goods Sold	$1,639	57%	$1,200	53%	$439	37

	Nine months Ended March 31,				$	%
Dollars in thousands, rounded to nearest thousand	2009	% of revenue	2008	% of revenue	Change	Change
Fixed Cost Detail
Rent, Utilities, Certain Taxes	$388	5%	$365	6%	$23	6

Variable Cost Detail
Wages, Taxes, Benefits	1,739	22%	1,404	23%	335	24
Reagent Chemicals	1,689	21%	1,263	21%	426	34
Other Variable Costs	497	7%	536	9%	(39)	(7)
Total	3,925	50%	3,203	53%	722	23

Total Cost of Goods Sold	$4,313	55%	$3,568	59%	$745	21

For the comparable quarters ended March 31, 2009 and 2008, laboratory expense and cost of goods sold increased by approximately $439,000, or 37%, to $1,639,000, up from $1,200,000. Laboratory expense and cost of goods sold as a percentage of revenue increased to approximately 57%, up from approximately 53%.  Our relative increase in laboratory expense and cost of goods sold were due to increases in salaries and related benefits, laboratory reagents, depreciation expense and outside services expense.

The largest component of laboratory expense for the quarter ended March 31, 2009 was salaries and related benefits.  Laboratory salaries and related benefits increased 34% to approximately $639,000 from $478,000 for the quarters ended March 31, 2009 and 2008. These expenses represented approximately 22% and 21%, respectively, as a percentage of revenue for the comparable periods. The expense increase was due primarily to an increase in laboratory staff by 6 FTE to perform many new and more complex assays than were performed in the comparable fiscal period last year.  We have also setup a separate facility for a new class of assays in our biomarker services area.  These new assays have yet to produce revenue.

This increase in laboratory expense was partially offset by a decrease in contract labor to $29,000 from $106,000 for the comparable quarters. This decrease is attributatable to the fact that we hired lab technicians from our contract labor provider as employees, as discussed above.

 In addition, we accrued approximately $46,000 of bonuses in the quarter ended March 31, 2009 based on our quarterly results for that period.  We did not accrue or pay any bonuses in the comparable period in the prior fiscal year.

The other major component of laboratory expense for the quarter ended March 31, 2009 was the cost of laboratory reagents and supplies for analysis of clinical trial samples. Over the last three fiscal years, reagent chemicals used in our laboratory testing have averaged approximately 20% in cost as a percentage of revenue, but may vary considerably depending on the type of lab testing we are asked to perform, and constitute a significant expense item for our business.  During the comparable quarters ended March 31, 2009 and 2008, laboratory reagents and supplies increased by 43% to approximately $626,000 from $439,000 as a result of an increase in the number of tests performed. The cost of laboratory reagents and supplies as a percentage of revenue was approximately 22% and 19% for the comparable quarters ended March 31, 2009 and 2008.

These reagents and supply costs are highly variable depending on the type of tests performed. During the first three quarters of fiscal 2009,  we have been involved in more complex assays and testing methods and lower volume phase I studies, both of which result in an increased cost of reagents and higher per test labor cost. We experienced cost increases from several reagent suppliers commencing on January 1, 2009. We expect these cost increases to continue through calendar 2009.

Another component of laboratory expense for the quarter ended March 31, 2009 that showed a major increase was the cost of outside services. Laboratory outside services increased 813% to approximately $86,000 from $9,000 for the quarters ended March 31, 2009 and 2008, representing approximately 3% and 0.4%, respectively, as a percentage of revenue. These outside service costs are highly variable depending on the type of tests performed as requested by the client or study sponsor.

Fixed costs for the quarter ended March 31, 2009 increased by 33%, to $141,000 from approximately $106,000 as compared to the quarter ended March 31, 2008. The increase was attributable to increase in laboratory depreciation, insurance expense and training expenses.

For the comparable nine-month periods ended March 31, 2009 and 2008, laboratory expense and cost of goods sold increased approximately 21% to $4,313,000 from $3,568,000. The increase in laboratory expense and cost of goods sold was mainly due to increases in reagent costs and salaries and related benefits. As a percentage of revenue, laboratory expense and cost of goods sold decreased to approximately 55% from approximately 59%.

Laboratory salaries and related benefits increased 24% to approximately $1,739,000 from $1,404,000 for the nine-month periods ended March 31, 2009 and 2008, respectively, including approximately $87,000 for accrued bonuses for the period ended March 31, 2009. Salaries and related benefits accounted for approximately 40% and 39% of total laboratory expense and cost of goods sold for the nine-month periods ended March 31, 2009 and 2008, respectively. As a percentage of revenue, salaries and related benefits decreased to approximately 22% from approximately 33%. On March 31, 2009, we had 42 FTE performing laboratory services. This compares to 36 FTE on March 31, 2008.

Laboratory reagents and supplies expense increased 34% to approximately $1,689,000 from $1,263,000 for the nine-month periods ended March 31, 2009 and 2008 due to the significant increase in our testing volume. During each of the comparable nine month periods ended March 31, 2009 and 2008, the cost of laboratory reagents and supplies accounted for approximately 21% as a percentage of revenue.

Other variable costs decreased 7% for the nine-month period ended March 31, 2009 compared to the nine-month period ended March 31, 2008. The major reason for this decrease was a decrease in our use of laboratory contract labor as well as a decrease in our licensing and maintenance expenses.

Fixed costs for the nine-month period ended March 31, 2009 increased 6% to $388,000 from approximately $365,000 compared to the nine-month period ended March 31, 2008. The increase was attributable to increases in laboratory depreciation, insurance expense and training expenses.

Selling, General and Administrative Expense:

Dollars in thousands,	Three Months Ended				Nine Months Ended
rounded to nearest	March 31,		$	%	March 31,		$	%
thousand	2009	2008	Change	Change	2009	2008	Change	Change
Selling, General and Administrative Expense	$1,008	$860	148	17	$3,029	$3,006	23	1
Percentage of Revenue	35%	37%			38%	50%

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

For the comparable quarters ended March 31, 2009 and 2008, respectively, our selling, general and administrative expense increased 17% to approximately $1,008,000, up from $860,000. As a percentage of revenue, selling, general and administrative expense was 35% and 37%, respectively, for the quarters ended March 31, 2009 and 2008. The decrease in selling, general and administrative expense as a percentage of revenue was the result of the significant increase in our revenues between the comparable periods.

For the quarter ended March 31, 2009, our selling, general and administrative expense increased primarily due to increases in public company expenses from investor relations, bonuses to executive officers and other non-laboratory personnel, rent for our new biomarker services facility, and salaries in our science and technology department related to biomarker services. These increases were offset by decreases in legal expense and consulting expense.

For the nine-month periods ended March 31, 2009 and 2008, respectively, our selling, general and administrative expense increased 1% to approximately $3,029,000, up from $3,006,000. As a percentage of revenue, selling, general and administrative expense was 38% and 50% for the nine-month periods ended March 31, 2009 and 2008. The decrease in selling, general and administrative expense as a percentage of revenue was also the result of our significant increase in revenues over the comparable periods.

For the nine-month period ended March 31, 2009, our selling, general and administrative expense increased primarily due to increases in salaries in our administrative, laboratory management and science and technology departments, bonuses, public company expense from  investor relations, rent for our new biomarker services facility and advertising expense. These increases were offset by decreases in salaries due to the resignation of our Chief Medical Officer in August 2008 and decreases in legal expense, accounting expense and bad debt expense. The decrease in bad debt reflects the collection of a $100,000 loan that we previously classified as bad debt in December 2007.

Other Income (Expense):

Dollars in thousands,	Three Months Ended				Nine Months Ended
rounded to nearest	March 31,		$	%	March 31,		$	%
thousand	2009	2008	Change	Change	2009	2008	Change	Change
Other Income/(Expense)	$(9)	$46	(55)	(119)	$621	$(136)	$757	555
Percentage of Revenue	(0)%	2%			8%	(2)%

We had other expense of approximately $9,000 for the quarter ended March 31, 2009, compared to other income of approximately $46,000 for the quarter ended March 31, 2008. This decrease in other income for the quarter was attributable to the gain due to adjustments to the value of the embedded derivative for the quarter ended March 31, 2008, whereas no comparable gain was recognized in the current quarter as the convertible notes payable to Laurus Master Fund Ltd. were paid off as of December 31, 2008. This improvement is primarily attributable to our payment in full on the convertible notes payable to Laurus, reflecting a decrease in interest expense paid, a decrease in amortization of deferred financial costs, and gain due to adjustments to the value of the embedded derivative.

Total other income for the nine-month period ended March 31, 2009 was approximately $621,000, compared to approximately $136,000 other expense for the nine-month period ended March 31, 2008.  The reduction in the principal balance of the Laurus notes is the primary reason that our interest expense decreased 80% to approximately $150,000 for the nine-month period ended March 31, 2009, down from approximately $734,000 for the nine-month period ended March 31, 2008. The gain from adjustment of embedded and freestanding derivatives to fair value was approximately $676,000 for the nine-month period ended March 31, 2009 compared to $607,000 for the nine-month period ended March 31, 2008. Another component of other expense for the nine-month period ended March 31, 2009 was approximately $18,000 of amortization of deferred financing costs on our secured convertible debt, compared to approximately $80,000 of such expense recorded for nine-month period ended March 31, 2008.

We had approximately $114,000 of other income for the nine-month period ended March 31, 2009 compared to approximately $71,000 of other income recorded for the nine-month period ended March 31, 2008. This increase resulted mainly from the collection of $104,000 that we previously classified as bad debt in December 2007. This increase was partially offset by decrease in interest income to approximately $15,000, down from approximately $79,000 for the nine-month period ended March 31, 2008.

Net Income (Loss):

Dollars in thousands,	Three Months Ended				Nine Months Ended
rounded to nearest	March 31,		$	%	March 31,		$	%
thousand	2009	2008	Change	Change	2009	2008	Change	Change
Net Income (Loss)	$198	$282	$(84)	(30)	$1,169	$(685)	$1,854	271
Percentage of Revenue	7%	12%			15%	(11)%

We had net income of approximately $198,000 for the quarter ended March 31, 2009, compared to a net income of approximately $282,000 for the quarter ended March 31, 2008. While our revenue increased 24% compared to the quarter ended March 31, 2008, our operating profit decreased by 13% and our net income decreased by 30%. This decrease is attributable to increased salaries, laboratory reagents and supplies, other fixed and variable laboratory costs, increased selling, general and administrative expense and changes in other income (expense), each as described above.

We had net income of approximately $1,169,000 for the nine-month period ended March 31, 2009, compared to a net loss of approximately $685,000 for the nine-month period ended March 31, 2008. For the nine-months ended March 31, 2009, the increase to net income, from net loss, is principally due to a significant increase in revenue during fiscal 2009 and an increase in other income as described above. Additionally, our net income position was favorably impacted by a reduction in interest expense by approximately $583,000 due to final payment of the outstanding Laurus Notes and the reduced amounts outstanding on our equipment credit line with Franklin Funding.

Liquidity and Capital Resources:

At March 31, 2009, our cash and cash equivalents were approximately $1,602,000 compared to approximately $1,196,000 at June 30, 2008. At March 31, 2009 we had approximately $1,783,000 in accounts receivable, compared to $2,146,000 as of June 30, 2008, reflecting timing of revenues billed and collected. We had approximately $7,000 in other accounts receivable for an employee travel advance, compared to approximately $451,000 as of June 30, 2008 for a Washington state tax refund, which we received in August 2008.

We had significant improvement in revenues for both the quarter and nine-month period ended March 31, 2009, as compared to the quarter and nine-month period ended March 31, 2008. Additionally, our operating profit has shown a significant increase for the nine-month period ended March 31, 2009 as compared to the nine-month period ended March 31, 2008.

Total liabilities recorded on our balance sheet as of March 31, 2009 were approximately $1,791,000 compared to approximately $3,871,000 as of June 30, 2008. This significant decrease in liabilities was the result of retiring both the Laurus debt and the outstanding note balance from Franklin Funding, which were paid off in December 2008. We paid off the Laurus debt early, one month prior to maturity, which required approximately $50,000 in addition to our regular monthly payment. In connection with our payoff of the Laurus notes, we reduced the remaining balance for embedded derivative liability to zero by recording gain of approximately $300,000 for the remaining balance of the derivative liability. We reclassified freestanding derivative liability by crediting additional paid-in capital for approximately $378,000 for the remaining balance of the warrants associated with both Laurus notes, which remain in effect. This reclassification resulted in no changes to our accumulated deficit or net loss presented.

Our working capital increased to approximately $2,067,000, compared to working capital of approximately $331,000 at June 30, 2008. The increase of approximately $1,736,000 in our working capital is attributable to a significant decrease in our current liabilities due to Laurus debt payoff and decrease in other notes payable. Changes providing a positive impact included increases in prepaid expenses, decreases in secured convertible debt and associated derivative liability to the Laurus notes, accounts payable, accrued liabilities and other notes payable. Changes providing a negative impact included decreases in accounts receivable and other receivable and increases in capital leases obligations. Our strong earnings have also improved our working capital position.

Net cash used provided by operating activities was approximately $1,349,000 for the nine-month period ended March 31, 2009 and included the effect of approximately $192,000 in depreciation and amortization, approximately $88,000 of amortization related to the Laurus notes, approximately $101,000 in expense from share-based compensation and approximately $676,000 in income from adjustment of the compound embedded derivative liability relating to the Laurus notes. Our investing activities used cash of approximately $42,000 for the nine-month period ended March 31, 2009 for the purchase of capital equipment. Cash flows used in financing activities included approximately $901,000 in payments on notes payable and payments on capital lease obligations.

We experienced an increase in our cash and working capital position from operations during the nine months of fiscal 2009 and we believe that our current cash, current assets and cash flows from operations will be sufficient to fund operations into fiscal 2010. Importantly, we paid off the outstanding principal balance on our convertible notes payable to Laurus and the outstanding principal balance on our note payable to Franklin Funding at December 31, 2008. Aside from capital leases, we have no other debt obligations as of March 31, 2009. We are considering new debt financing for fiscal 2010; however, the amounts and terms of that debt are unknown at this time.

In fiscal 2009, we will continue to actively pursue business development and marketing activities to broaden our client and revenue base.  In particular, we anticipate making additional capital and human resource investments for our clinical biomarker services.  We may also invest and from time to time in our technology infrastructure, operations and other areas of our business. These efforts will use significant amounts of time, effort and funding and may not be successful.

While our revenues increased for the nine-month period ended March 31, 2009, we have been impacted by significant volatility in our revenues over the past several years. We experience significant uncertainty regarding existing revenues and estimates of future revenues, during any period.  If our revenues decrease significantly in future periods, we may experience significant losses and our cash and working capital position will be adversely impacted. Our operations historically have been funded through revenues generated from operations and from debt and equity financings.

We are exploring options for establishing a line of credit or other general borrowing facility. We currently do not have available to us a bank line of credit or other general borrowing facility. We have no additional amounts available to us under our Franklin Funding credit facility and do not have any other credit facility in place.

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

As of the end of the period covered by this Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Vice President of Finance and Controller. Based upon that evaluation, our Chief Executive Officer and Vice President of Finance and Controller concluded that our disclosure controls and procedures are effective at March 31, 2009.

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

Dated:  May 15, 2009

/s/ Ronald R. Helm
Ronald R. Helm
Chief Executive Officer (principal executive officer)

/s/ John P. Jensen
John P. Jensen
Vice President of Finance and Controller (principal financial and accounting officer)