Form 10-K
period 2009-06-30
PACIFIC BIOMETRICS INC
filed 2009-09-25
CIK 1020475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No ☐.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐  No☒

The aggregate market value of the registrant’s common stock held by non-affiliates on December 31, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $6,312,572 based on the average of the bid and ask prices of such stock on that date of $0.37, as reported on the OTC Bulletin Board.

On September 25, 2009, there were 16,707,633 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated By Reference:  The registrant’s definitive proxy statement for the 2009 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2009 fiscal year, is incorporated by reference in Part III hereof.

PACIFIC BIOMETRICS, INC.

Form 10-K Annual Report

Table of Contents

**
Information contained in Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the definitive proxy statement for our 2009 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2009 fiscal year.

i

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” and the “Company” are to Pacific Biometrics, Inc. and our wholly-owned subsidiaries, Pacific Biometrics, Inc., a Washington corporation, Pacific Biomarkers, Inc., PBI Technology, Inc. and BioQuant, Inc.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, including statements about

•	our working capital and cash flows and our estimates as to how long these funds will be sufficient to fund our operations,
•	our business development efforts and our expectations for future work orders for laboratory services and revenue generation,
•	our intentions for the development of new services and products and the expansion of the market for our current services and products, including our expectations for our clinical biomarker services,
•	our goals for implementing aspects of our business plan and strategies, and
•	our financing goals and plans

The forward-looking statements in this Annual Report reflect management’s current views and expectations with respect to our business, strategies, services and products, future results and events and financial performance. All statements other than statements of historical fact, including future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “desire,” “goal,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

For a discussion of some of the factors that may affect our business, results and prospects, see “ITEM 1A – RISK FACTORS” beginning on page 9. Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports previously filed with the Securities and Exchange Commission, including our periodic reports on Forms 10-K, 10-Q and 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

Beginning in fiscal 2008, we expanded our service offering to include clinical biomarker services for novel biomarkers, as well as custom assay services, to our pharmaceutical and biotechnology clients. Through our biomarker services, we provide assay development services for novel biomarkers, as well as custom assay services for immunogenicity testing and multiplex testing. We anticipate that our clinical biomarker services will help diversify our client base because these services apply to therapeutic areas beyond our traditional specialty areas, and there is also an emphasis on biologic drugs. We expect that these biomarker services will also complement and extend our strong reputation in specialty testing services.

Our company is a Delaware corporation, incorporated in May 1996, and we conduct our operations primarily through our wholly-owned subsidiary, Pacific Biometrics, Inc., a Washington corporation. In June 2009 our board of directors approved changing our corporate name to Pacific Biomarkers, subject to approval by our stockholders and review by the OTC. Management believes that the name change represents the direction and positioning in the marketplace desired by the company and its customers. We intend to seek stockholder approval of the name change at our upcoming 2009 annual meeting of stockholders.

Business Strategy

Our primary business strategy is to continue our focus on providing high quality specialty reference laboratory services in our core areas, including cardiovascular disease and bone and joint diseases. In addition, in 2008, we expanded our provision of services and business development efforts to include clinical biomarker services, a rapidly growing sector of laboratory services for clinical drug development.

A key component of our strategy is to meet the outsourcing needs of pharmaceutical, biotechnology, diagnostic companies and other central laboratories. Specialty reference and central laboratory service companies like ours typically derive substantially all of their revenue from the research and development expenditures of the pharmaceutical, biotechnology, and diagnostic industries. Participants in these industries typically outsource a significant quantity of these services both to central laboratories and to specialty reference laboratories. In addition, central laboratories outsource to specialty reference laboratories some of the specialty testing where the central laboratory lacks expertise. We believe that such outsourcing will continue and may increase in the future because of many factors, including continuing pressures on the pharmaceutical and biotechnology industries to contain costs, limitations on pharmaceutical companies’ internal capacity, difficulty in developing expertise in specialty testing areas internally within pharmaceutical companies or central labs, a need for faster development time for new drugs, research in multiple countries simultaneously and stringent government regulation.

Another component of our strategy is to assist in enhancing the drug and diagnostic development processes by developing and delivering innovative services that apply science and technology in the provision of high quality service within our areas of specialty. The development of new drugs and diagnostic products require a significant investment of time and money by pharmaceutical, biotechnology, and diagnostic companies. We believe that these factors create opportunities for companies like ours to provide our expertise and services to help reduce the time in the drug development and laboratory diagnostic product development processes and make the processes more efficient.

Described below are other strategies we are pursuing, or may pursue in the future, to further our business.

Increase Specialty Areas

Our goal is to expand our specialty laboratory expertise, beyond our core specialties of cardiovascular disease and bone and joint diseases, within related areas where we have a competitive advantage of existing in-depth expertise. This includes diabetes, obesity, metabolic syndrome, rheumatoid and osteo arthritis, and related inflammatory diseases.

As part of this strategy, in fiscal 2008, we expanded our service offerings into new areas, both in terms of therapeutic areas and assay methodologies. Through our biomarker services, we offer custom biomarker assay development, immunogenicity assay development, and multiplex testing. We expect these activities to lead to significant growth in our customer base and increases in our future revenues.

Diversify Client Base

We have a goal to continue to diversify our client base, both in terms of the number of clients and the number of contracts within any particular client.

Historically, our largest two clients in any individual fiscal year have represented in excess of 50% of our revenue. For the fiscal years ended June 30, 2009 and 2008, our top two clients represented 40% and 28% of our revenue. As a result of ongoing business development and client diversification efforts, we added 9 new clients to our client base during the fiscal year ended June 30, 2009, and 7 new clients in fiscal 2008, and we continue to diversify the total number and types of study contracts. At June 30, 2009, we held a total of 137 active contracts, compared to 106 active contracts at June 30, 2008, a 29% increase. Management believes that as a result of these continuing business development activities, we will incrementally diversify our client base and spread our revenues across a larger number of clients and a larger number of individual study contracts.

Revenue from our five largest clients represented a substantial portion of our revenues, approximately 70% and 56% of our total revenue in fiscal 2009 and 2008. Our largest client in fiscal 2009 individually accounted for approximately 27% of our total revenue in fiscal 2009, while our largest client in fiscal 2008 accounted for approximately 14% of our total revenue in fiscal 2008. It is important to note that our largest client in fiscal 2009 was not our largest client in fiscal 2008, which illustrates the risk of significant revenue variability that we face in our marketplace.

We anticipate that our clinical biomarker services will help diversify our client base. These biomarker services apply to therapeutic areas beyond our traditional specialty areas, and there is also an emphasis on biologic drugs. As a result, we hope to develop client relationships with new divisions within existing clients, as well as with other companies in the pharmaceutical and biotechnology industries with whom we previously have not contracted. We believe that these biomarker services will complement and extend our strong reputation in specialty testing services.

Global Central Laboratory Capability

We believe that in the central laboratory services business it is important to provide a broad geographic base as most clinical drug development programs are global. Through partnering with Quintiles Transnational Corp., a major central laboratory with a large established client base and existing infrastructure for managing clinical studies globally, we believe that we can compete with other central laboratories that have offices, monitoring sites and laboratories in many countries around the globe. In fiscal 2010 we hope to build additional relationships, further expanding joint business development efforts and implementing operational integration in certain areas that will lead to streamlined services.  We believe that joint marketing relationships will provide a unique advantage of combining both scope and depth in quality specialty testing service.

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

Services

We provide specialty reference laboratory services and central laboratory services, as well as clinical biomarker services.

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

We are enhancing our activities in the area of diabetes and related disorders, notably obesity and metabolic syndrome. Metabolic syndrome is a collection of abnormalities that include central obesity, dyslipidemia (low HDL cholesterol and high triglycerides), insulin resistance, pre-diabetes and pre-hypertension. In the U.S. the prevalence of metabolic syndrome is estimated at 47 million individuals (Heart Disease and Stroke Statistics – 2006 Update, American Heart Association). People with metabolic syndrome are at increased risk for cardiovascular disease and associated morbidity and mortality and as a result, this population is coming under increased scrutiny for pharmacological intervention. Because of our established strengths in testing for lipids, cardiovascular risk and diabetes, we believe we are well positioned to take advantage of this emerging area of pharmaceutical drug development. Moreover, we are expanding our test menu in areas related to diabetes and metabolic syndrome, notably in testing for markers of inflammation and gut hormones. For example, during the 2008 fiscal year, we noticed a significant increase in interest in assays for hormones such as GLP-1, GIP, PYY, and ghrelin, which are produced in the gut and are dysregulated in conditions such as diabetes and obesity. We believe our strength in performing these difficult assays will continue to be a significant source of revenues in the 2010 fiscal year.

We are active in promoting the standardization of bone metabolism biomarkers, and are involved in technologies for monitoring treatment response in diseases such as osteoporosis. We have used our expertise in osteoporosis-indicating bone-biomarker assays to manage the first proficiency-testing programs for bone-resorption markers. In the areas of bone metabolism and women’s health, we also specialize in the measurement of hormones, and our menu of biochemical markers includes pyridinolines, various C- and N- terminal telopeptides, procollagens, osteocalcin and bone-specific alkaline phosphatase. Moreover, in recent years we have actively expanded our test menu to include biochemical markers of cartilage turnover as relating to drug development for arthritis, and we have performed specialty testing to support clinical drug development of drugs for rheumatoid arthritis and osteoarthritis.  Further, in recent years there has been significant demand for our testing services in drug development for rheumatoid arthritis, and we expect this to continue to be a significant source of revenue for the 2010 fiscal year.

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

Clinical Biomarker Services

In fiscal 2008, we began offering new testing services that relate to the use of biomarkers in clinical drug development. “Biomarkers” are any biological parameters that can be measured in patient samples (e.g., blood or urine) and that provide specific information about the effects (both safety and efficacy) of a particular drug. There is a rapidly growing trend in the pharmaceutical and biotechnology industries to use biomarkers to help guide drug development.

Leveraging our extensive experience and expertise in performing demanding assays as well as our long history of supporting diagnostic product development, we created our biomarkers division to focus on this new market segment and to aggressively expand and market our services for:

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

In addition, we own certain other proprietary technologies and intellectual property rights (patented and patent-pending). These technologies require additional development before they can be commercialized, and currently we are not engaged in any research and development expenditures on these assets. We cannot predict whether or when we will recommence development efforts on these assets.

Clients / Marketing

We provide specialty reference and central laboratory services to, among others, the pharmaceutical, biotechnology, and laboratory diagnostic industries. We also act as a subcontractor for large central laboratories for our specialty reference laboratory services.  In fiscal years 2009 and 2008, our clients included companies ranging from the world’s largest pharmaceutical companies and biotechnology companies to small and start-up organizations. In both fiscal 2009 and 2008, two of our clients individually accounted for more than 10% of our revenue. During the fiscal year ended June 30, 2009, these clients represented 40% of our revenue as compared to 28% during the fiscal year ended June 30, 2008.  Our largest client in fiscal 2009 individually accounted for approximately 27% of our total revenue in fiscal 2009 and our second largest client accounted for 13% of our total revenue. Our largest client in fiscal 2008 individually accounted for approximately 14% of our total revenue in fiscal 2008 and our second largest client accounted for 14% of our total revenue. Revenue from our five largest clients represented approximately 70% and 56% of total revenue in fiscal 2009 and 2008. The loss of any of our largest clients could have a material adverse impact on our revenues and results of operations.

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

As of June 30, 2009, we had master contract service agreements with 16 of our largest clients as compared to 13 master service agreements as of June 30, 2008. Under these master service agreements, we perform laboratory research services based on work orders submitted to us by the client. There is no guaranteed minimum number of work orders or revenue to us. Each work order is separately negotiated with the client and is usually limited to a specific project with limited duration.

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

For the fiscal year ended June 30, 2009, fixed price contracts amounted to 100% of our revenue or $10,881,107. We had no contracts priced as fee-for-service with a cap.  For the fiscal year ended June 30, 2008, fixed price contracts amounted to 99% of our revenue or $8,208,400, and contracts priced as fee-for-service with a cap amounted to 1% of revenue or $56,837. We had no contracts priced as fee-for-service without a cap in fiscal 2009 or 2008.

Competition

The clinical laboratory services industries, including specialty reference and central laboratory services and biomarker services, have many participants ranging from small, limited-service providers to a limited number of full-service laboratories with global capabilities.

For specialty reference laboratory services in our areas of expertise, we primarily compete against other full-service and limited-service specialty and central laboratory services organizations and, to a lesser extent, laboratories in academic centers.  Many of these organizations have significantly greater resources than we do, with somewhat different focus and business targets.  Our significant competitors in specialty reference and biomarker laboratory services include Covance, PPD, Millipore, Quintiles, ICON, Synarc, Medpace, Esoterix (Labcorp), Linco (Millipore), IBT Laboratories, ALTA Immunochemistry and Charles River Laboratories.

There is significant competition for clients on the basis of many factors for both specialty reference and full-service central laboratory services and biomarker services, including

•	technological expertise and efficient drug development processes,
•	financial stability,
•	reputation for on-time quality performance,
•	strengths in various geographic markets and global reach,
•	ability to manage large-scale clinical trials both domestically and internationally,
•	expertise and experience in specific areas,
•	scope of service offerings,
•	price,
•	ability to acquire, process, analyze and report accurate data in a timely manner,
•	size, and
•	expertise and experience in health economics and outcomes services.

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

Government Regulation

Our services are subject to various regulatory requirements designed to ensure the quality and integrity of our laboratory testing in support of clinical trials. The industry standards for conducting clinical laboratory testing are embodied in the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). As a medical test site in the State of Washington and with a clinical laboratory permit in the State of New York, we have established quality assurance programs at our laboratory facilities that monitor ongoing compliance with CLIA. In addition, we are a College of American Pathologists (“CAP”)-certified test site. This certification provides monitoring for CAP and CLIA compliance by CAP on a continual basis.

The industry standards for conducting preclinical laboratory testing are embodied in the Good Laboratory Practices (“GLP”) regulations as defined by the FDA. For the majority of our testing, which is not related to preclinical research, we do comply with specific sections of the GLP regulations, at our discretion, when it is either important to our clients or is determined by management as advantageous to our quality assurance program. Additionally, PBI is now offering fully GLP compliant services as requested by our clients.

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

Employees

At September 25, 2009, we had 63 full-time employees and 1 temporary or contract employees, for a total of 64 employees, 46 of whom were employed in laboratory operations, laboratory administration and client services, 5 were employed in sales, marketing and business development, and 13 were employed in administrative capacities.  Six of our employees hold doctorate level degrees and two others hold master’s degrees or other postgraduate degrees. None of our employees are represented by labor unions. We believe that our relationships with our employees are good.

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

Our contracts principally provide for services on a fixed price basis and they may be terminated, delayed or reduced in scope by our clients at any time, either immediately or upon notice. See “DESCRIPTION OF BUSINESS – Contractual Arrangements” above. Contract termination, delay or reduction in scope may occur for a variety of reasons, most of which are beyond our control, including:

•	unexpected or undesired clinical results;
•	insufficient patient enrollment by the client;
•	insufficient investigator recruitment by the client;
•	client budgetary constraints;
•	the client’s decision to terminate the development of a product or to end a particular study.

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

Our revenue has been concentrated in a small number of clients, and as a result we can be materially adversely impacted by decreases in work generated from these clients, including any delays in undertaking clinical studies or submitting samples for testing services, any early termination or reductions in work orders or clinical studies, or any decreases in the volume or timing of new work orders. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and see “DESCRIPTION OF BUSINESS – Clients/Marketing” above.

We have expanded our business development efforts and have continued to submit bids and proposals to these and other companies for our services, to increase our revenue and to diversify our client base. Although we believe that we have good relations with all of our large clients and other companies in the industry, and we expect to receive additional work orders in the future, we cannot predict the timing or amount of any such additional work or whether we will be successful in further diversifying our client base. If we are unsuccessful in our sales and business development efforts with our existing clients and potential clients, our revenue for the fiscal year ending June 30, 2010 may be less than our revenue for the fiscal year ended June 30, 2009. In addition, unless we are able to attract additional clients for medium to large studies, we will continue to be dependent on a small number of clients for a substantial majority of our revenue.

If we do not gain new clients and new projects from our business development efforts, our growth may be limited, sales of our services may decrease and our operating results may suffer.

We generally do not have long-term contracts with clients for our services. Although we have master service agreements with a number of clients, we perform services under these agreements based on work orders that are separately negotiated with the client and are usually limited to a specific project with limited duration, and there is no guaranteed minimum number of work orders or revenue to us. The client may terminate projects that we undertake at any time. As a result, it is difficult for us to forecast future sales, and our future revenue depends on our ability to generate new clients and new projects. Our business development efforts are substantially dependent on our ability to effectively manage our time, personnel and resources. In particular, our Chief Scientific Officer and other scientists are often heavily involved in the marketing and business development process, and time that they spend in this area detracts from their available time for laboratory and development work. Our success in business development depends in part on our reputation in the industry and client perceptions (including as to our laboratory capacity and financial health), and also to a degree on personal relationships between the client and us. With the significant consolidation in the pharmaceutical industry, it is often a long and complex process in finding and meeting with the right person within the client company. We also understand that some companies in the pharmaceutical industry have “preferred vendor lists, such that a vendor cannot participate in requests for proposal or contract with the company unless the vendor is pre-approved on the list. We are hopeful that with the expansion of our existing service offerings and new biomarker services, we will be able to attract new clients. If our business development efforts are not successful, our revenue and cash flow may decrease and our operating results may suffer.

We may bear financial risk if we under price our contracts or overrun cost estimates.

Since our contracts are primarily structured as fixed price (or to a lesser extent as fee-for-service with a cap), we bear the financial risk if we initially under price our contracts or otherwise overrun our cost estimates. Such under pricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our contract backlog is subject to customer cancellation or modification and may not result in future revenue.

We enter into contracts for studies and projects to be performed over an extended period of time, which may be from a few months to over several years. For internal management purposes, we maintain a contract backlog to track anticipated revenues that may be earned in the future for work that has not yet been performed under signed contracts.  Management uses backlog as a financial metric to internally track our business development efforts and anticipated revenues. Although backlog can provide helpful information to our management with respect to a particular study, we believe that our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results, because of the inherent nature of our contracts being subject to termination, revision, or delay. Our backlog is also affected by the size and duration of our contracts, and as we see more clients moving towards adaptive clinical trials, resulting in smaller contracts with shorter duration, this will impact our backlog. A reduction in backlog during any particular period or the failure of our backlog to result in future revenues could adversely affect our results of operations.

Our revenue is unpredictable and varies significantly from quarter to quarter and year to year.

We typically experience significant quarterly fluctuations in revenue in any fiscal year. For the first quarter of fiscal 2009, our revenue was 13% lower than for the comparable period of fiscal 2008. The impact of quarterly fluctuations is clearly observed in the second, third and fourth fiscal quarters of 2009 where revenue increased 96%, 24% and 34% compared to the comparable quarters in fiscal 2008. The following table shows the significant swings in our quarterly revenue for each quarter in the past three fiscal years:

(Dollars in thousands,	Fiscal year
rounded to nearest thousand)	2007	2008	2009
Q1, ended September 30	$2,605	$2,082	$1,805
Q2, ended December 31	2,219	1,648	3,231
Q3, ended March 31	1,755	2,296	2,853
Q4, ended June 30	1,901	2,239	2,992
Total	$8,480	$8,265	$10,881

Our revenue depends in large part on receiving new clinical or diagnostic studies and biomarker development projects from our clients. We cannot predict the timing or amount of revenue we may recognize from quarter to quarter. With these dramatic quarterly fluctuations, it makes it difficult for management to plan for cash flow and capital expenditures. During fiscal 2010, we are planning to make additional investments in our business development, technology infrastructure, operations and other areas of our business in an effort to become more competitive and to increase our revenue. These efforts will use significant amounts of time, effort and funding. These efforts may not be successful in generating additional revenue.

If we cannot maintain our revenues, we may have operating losses and our cash and working capital position may decline.

At June 30, 2009, we had approximately $1,365,000 in cash and a positive working capital position of approximately $2,459,000, both representing an increase from the previous fiscal year. We use our cash, cash equivalents, and accounts receivable to fund our investments in capital equipment. If we cannot maintain our revenue levels or growth, we may experience operating losses and our cash and working capital positions may be adversely impacted through fiscal 2010. To maintain and improve our cash position, we actively seek to increase revenue, improve operating income and secure new debt and/or equity funding. However, our continuing efforts to improve our cash position, reduce expenses and generate revenue may not be successful.

Our future capital requirements depend upon many factors, including, but not limited to:

•	the timing and number of clinical trials by clients, the number of samples submitted to us for testing, and the amount of revenue generated from these tests;
•	our ability to enter into and build relationships with new clients, and obtain additional projects from existing clients;
•	capital expenditure requirements, including for research and development efforts, upgrading or replacing laboratory equipment and making investments in information technology;
•	delays or early terminations of clinical testing agreements with clients;
•	our plans to pursue additional business strategies;
•	our ability to manage our cash flow, including reducing our expenses; and
•	other business and economic factors that may occur from time to time.

None of these factors can be predicted with certainty. Additionally, if we desire to invest in our laboratory technology or research and development, we may require additional financing.

We depend on cash flows from operations to fund our debt obligations, and any shortfall in working capital could have a material adverse effect on our business and operations.

We recently entered into a $4 million term loan (see “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”). The loan is due and payable over 48 months, with the first 8 months being interest only ($40,000 per month), and thereafter 40 monthly payments of principal and interest ($121,822 each). We will need to generate sufficient cash flows from operations to pay our debt. Any inability to make our loan payments as they become due could result in an event of default under the loan documents, which could have a material adverse effect on our business. Upon an event of default, the holder of the secured debt could seek to foreclose on our assets or exercise any other remedies available to it, subject to the terms of the loan documents.

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

Business disruptions, including an outbreak of H1N1 (swine) flu or a pandemic, could impact our personnel; clients and suppliers; and could adversely affect our business.

Our well-trained staff and scientific professionals are instrumental to our business productivity and success.  The loss of the services of any such personnel, due to short-term illness or pandemic could cause significant disruptions to our employee base and could adversely impact our ability to provide our services.  Also, because of the scientific and technical nature of our business, our success is also dependent upon our clients and supplier’s ability to deliver study samples, chemical reagents and other supplies necessary to produce test results and data.

Our ability to protect our intellectual property is essential to the growth and development of our products and services.

We rely, in part, on trade secrets and know-how to develop and maintain our competitive position and technological advantage on our existing intellectual property and any future intellectual property we develop. See “DESCRIPTION OF BUSINESS – Other Intellectual Property and Technologies” above. We protect our intellectual property through a combination of trademark, service mark, copyright, trade secret laws and other methods of restricting disclosure and transferring title. We have and intend to continue entering into confidentiality agreements with our employees, consultants and vendors; and generally seeking to control access to and distribution of our intellectual property.

We are dependent on single-source suppliers.

We purchase certain chemical reagents used in our laboratory testing from many single source suppliers. The disruption of such supply relationships could impair our ability to perform laboratory testing, result in contract delays or cause us to incur costs associated with the finding of alternative sources of supplies. This could have a material adverse effect on our financial condition and results of operations.

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

These potential alternatives may not be open to us, or may only be available on unfavorable terms. If we are unable to obtain sufficient cash either to continue to fund operations or to locate a strategic alternative, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and ability to continue in existence. During fiscal 2010, we are planning to make additional investments in our business development, technology infrastructure, operations and other areas of our business in an effort to become more competitive and to increase our revenue. These efforts will use significant amounts of time, effort and funding.

Risks Relating to Our Industry

A decrease in research and development expenditures or outsourcing by pharmaceutical and biotechnology companies would adversely affect us.

Our revenue depends greatly on the expenditures made by the pharmaceutical and biotechnology industries in research and development, and particularly on the ability and willingness of these companies to outsource the services we provide. We are therefore subject to risks, uncertainties and trends that affect companies in these industries, including economic factors, availability of funding, and changes in research and development budgets. Research and development budgets fluctuate due to many factors, including changes in available resources, spending priorities, mergers of pharmaceutical and biotechnology companies, and institutional policies. A decrease in R&D expenditures or a decrease in outsourcing by pharmaceutical and biotechnology companies could materially adversely affect our business and results of operations.

The pharmaceutical and biotechnology industries movement to “adaptive clinical trials” may adversely affect our results of operations.

Recently, we have observed that our pharmaceutical and biotechnology clients have been shifting to “adaptive clinical trials”. These adaptive clinical trial protocols are designed to replace large, multi-year, multi-million dollar contracts. After each adaptive clinical trial phase, the pharmaceutical or biotechnology company reviews the results and decides whether to continue or discontinue the work, after which we may be awarded another small contract for another discrete clinical phase.  Compared to our traditional contract business, these adaptive clinical trials are shorter in duration and with fewer test samples sent to us, resulting in a smaller dollar value contract. The major industry risk for us is cancellation of contracts for drug research and development studies outsourced to our company, and with adaptive clinical trial contracts, there are many more potential stopping points for the testing work. In addition, the complexity and additional work created by several start and stop and restart phases within the adaptive clinical trial model challenges profit margins through its requirement to use greater internal resources to complete the work. We anticipate that these adaptive clinical trials will require more project management time and efforts on our behalf, and will require us to increase our business development in order to bring in more, albeit smaller, contracts. If we are not able to effectively manage these shorter trials, or increase our business development, our business may be harmed. In addition, other risks and issues with these smaller trials is that patient recruiting is multiplied as well as sample collection, handling, and testing.  While companies in these industries may actually increase the number of research and development projects they outsource via the use of adaptive clinical trials, our business could be materially adversely affected by nature of these many smaller increments of contract work outsourced to us.

We may be affected by changes in and trends affecting the pharmaceutical and biotechnology industries.

Our clients in the pharmaceutical and biotechnology industries have experienced significant consolidation over the last several years and we expect that trend to continue. The uncertainty caused by consolidation, before, during and after a business combination can result in product delays, changes in strategy, and consolidation and/or elimination of research and development efforts. Any of these effects can have a materially adverse affect on us.

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

The market for our services is subject to rapid technological change and innovation. In particular, laboratories are regularly developing new assays to incorporate into clinical testing and have to maintain up-to-date laboratory equipment to stay competitive. In developing and enhancing our services, we have made, and will continue to make, assumptions about which features; standards and performance criteria will be attractive to, or demanded by, our clients. If we implement criteria that are different from those required by our clients or if our competitors introduce products and systems that better address these needs, market acceptance of our offerings may suffer or may become obsolete. In that event, our market share and revenue would likely decrease. In addition, clients are requiring that laboratories maintain secure and sophisticated information technology systems, as a means for storing data and facilitating communication between the laboratory and the client. Although we continue to expend efforts and resources in these areas, we may not be successful in keeping up with client needs or expectations. In addition, if a client or prospective client has negative perceptions about our abilities based on our financial strength, this may affect our ability to attract new clients or projects. Many of our competitors have greater resources than we do. We are also exploring additional financing to be used to continue to update our laboratory service capability. If we are unsuccessful in raising funds as and when needed, we may, or it may be perceived, that we are less efficient and less economical than our competitors and we may lose business to our competitors. If this occurs, it would have a material adverse effect on our revenue and financial performance.

We may not be able to successfully develop and market new services.

We seek to develop and market new services that complement or expand our existing business, including to allow us to leverage our expertise, broaden our service menu, diversify our client base, and increase the scope and number of our contracts. If the market for these services does not develop as we anticipate, we may not be successful in attracting new clients and generating revenue. In addition, these new services require management time and efforts, which may detract from our core business. If we are unable to develop new services and or create demand for those newly developed services, our future business, results of operations, financial condition and cash flows could be adversely affected.

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

•	technological expertise and efficient drug development processes,
•	reputation for on-time quality performance,
•	price,
•	expertise and experience in specific therapeutic areas,
•	strengths in various geographic markets and global reach,
•	scope of service offerings,
•	ability to acquire, process, analyze and report accurate data in a time-saving manner, and
•	expertise and experience in health economics and outcomes services.

Many of our competitors have greater resources than we do, have global operations and greater name recognition.  If we experience significant competition which is based on factors which we do not have in our business, such as global management of projects or size, our business could be materially adversely affected.

Changes in government regulations could decrease the need for our services.

Governmental agencies throughout the world, but particularly in the United States, highly regulate the drug development and approval process.  See “DESCRIPTION OF BUSINESS – Government Regulation” above. Our business involves performing safety and efficacy laboratory testing during clinical trials of new pharmaceutical drugs.  Clinical trial laboratory data is used by pharmaceutical and biotechnology companies in the submission process to the FDA for the marketing approval of a new drug. Changes in regulations, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures or an increase in regulatory requirements that we have difficulty satisfying, could eliminate or substantially reduce the need for our services. Also, government efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs may have an impact on the drug development and approval process, and our clients may spend less, or reduce their growth in spending, on research and development or outsourcing.

Failure to comply with existing government regulations could result in a loss of revenue or earnings from a project.

Any failure on our part to comply with applicable government regulations could result in the termination of on-going research or sales and marketing projects or the disqualification of data for submission to regulatory authorities. For example, if we failed to validate analytical test methods performed on samples collected during and in support of a trial or if we fail to comply with GCP (Good Clinical Practice) or GLP (Good Laboratory Practice) regulations, the generated test data could be disqualified. If this were to happen, we could be contractually required to repeat the trial at no further cost to our client, but at substantial cost to us.

We must maintain certifications from our clients in order to be eligible to bid on projects.

Many of our clients require our laboratories to be audited from time to time for certification that we comply with their internal requirements. If we fail to comply, we will probably be terminated from existing contracts and we will not be eligible to bid on that client’s future projects. While generally we have been very successful in maintaining certifications and in gaining new certifications, if we fail certification tests, especially for our major clients, our business would be materially adversely affected.

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

Health care reform or other changes in government regulation impacting the pharmaceutical or biotechnology industries could decrease the need for the services we provide and our revenues.

In recent years, governments of the United States, Europe and Asia have considered various types of health care reform in order to control growing health care costs. We are unable to predict what legislative proposals will be adopted in the future, if any. Implementation of health care reform legislation that contains costs could limit the profits that can be made from the development of new drugs, or may have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. This could adversely affect research and development expenditures by pharmaceutical and biotechnology companies which could in turn decrease the business opportunities available to us. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings.

Specialty reference laboratory services create a risk of liability.

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

If we issue additional equity securities in the future, the ownership of our existing stockholders will be diluted.

If we issue stock or convertible securities in the future, including for any future equity financing or upon exercise of any of the outstanding stock purchase warrants and stock options, those issuances would also dilute our stockholders. If any of these additional shares are issued and are sold into the market, it could decrease the market price of our common stock and could also encourage short sales.  Short sales and other hedging transactions could place further downward pressure on the price of our common stock.

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

We lease approximately 15,000 square feet of office and laboratory space in Seattle, Washington for our executive offices and laboratory.  In April 2007 we entered into an amendment to the lease to extend its term through October 31, 2012. The current monthly rent under the lease is $21,000. The monthly rental rate increases approximately three percent on each November 1 for the remainder of the term.

During fiscal 2009, we leased approximately 500 square feet of office and laboratory space in a separate Seattle, Washington location for our biomarker services laboratory. On August 1, 2009, we entered into a new lease that increased the size of the leased space to approximately 850 square feet.  The current monthly rent under the lease is $4,845. The lease term is 24 months and expires August 31, 2011.

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

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2009.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted for trading on the OTC Bulletin Board under the symbol “PBME.”

The following table shows, for each quarter of fiscal 2009 and 2008, the high and low closing sales prices as reported by the OTC Bulletin Board. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	OTC Bulletin Board
	High	Low
Fiscal 2009:
Fourth quarter, ended June 30, 2009	$0.80	$0.51
Third quarter, ended March 31, 2009	0.66	0.35
Second quarter, ended December 31, 2008	0.50	0.31
First quarter, ended September 30, 2008	0.64	0.35

Fiscal 2008:
Fourth quarter, ended June 30, 2008	$0.50	$0.35
Third quarter, ended March 31, 2008	0.66	0.45
Second quarter, ended December 31, 2007	0.83	0.60
First quarter, ended September 30, 2007	0.79	0.56

Holders

As of September 25, 2009, there were 16,707,633 shares of common stock issued and outstanding, held by approximately 185 holders of record.

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

You should read the following discussion and analysis in conjunction with our consolidated audited financial statements and related notes for the fiscal year ended June 30, 2009, included elsewhere in this Report.  Except for historical information, the following discussion contains forward-looking statements.  See “Cautionary Notice Regarding Forward Looking Statements” and “Risk Factors.”

Overview

We provide specialty reference laboratory services to support pharmaceutical and laboratory diagnostic manufacturers in the conduct of human clinical research, for use in their drug and diagnostic product development efforts. Our clients include a number of the world’s largest multi-national pharmaceutical, biotechnology and diagnostic companies. Our well-recognized specialty areas include cardiovascular disease (dyslipidemia, atherosclerosis, and coronary heart disease), diabetes (and obesity), and bone and joint diseases (osteoporosis as well as osteo and rheumatoid arthritis). We also provide clinical biomarker services for novel biomarkers, as well as custom assay services, to our pharmaceutical and biotech clients. Our company is a Delaware corporation, incorporated in May 1996, and we conduct our operations primarily through our wholly-owned subsidiary, Pacific Biometrics, Inc., a Washington corporation.

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

Revenue Recognition

Under fixed-price contracts, we recognize revenue as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date compared to the total units-of-work contracted.  Our client contracts may be delayed or cancelled at anytime. Uncertainty surrounding continuation of existing revenues during any period is high. We believe that recognizing revenue as services are performed is the most appropriate method for our business as it directly reflects services performed in the laboratory. We would expect material differences in reporting of our revenues to occur if we changed our assumptions for revenue recognition from services performed to other methods such as percent complete or completed contract methods. While both other methods are allowed under Generally Accepted Accounting Principals, they would introduce more variables and estimates into our revenue recognition process.  The percent complete method introduces estimated costs early in the process that may drive revenues higher in early periods and should the study be terminated early, previously recognized revenue would be reversed, net of a cancellation fee, if applicable. The completed contract method may recognize revenues in future contract periods, such as the first quarter after a fiscal year close and subsequent to completion of the services rendered.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective transition method. This requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-priced model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated income statements. Determining the fair value of equity-based awards at the grant date requires judgment. In addition, judgment is also required in estimating the amount of equity-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, equity-based compensation expense and our results of operations could be materially impacted. We granted 179,392 restricted shares and 192,000 stock options for the fiscal year ended June 30, 2009, compared to 200,000 restricted shares for the fiscal year ended June 30, 2008.

Allowance for Doubtful Accounts

Trade Receivables – While we historically have experienced very low levels of bad debt, we continually monitor our current accounts receivable for past due accounts and adjust the allowance as circumstances warrant. As the recorded bad debt provision is based upon management’s judgment, actual bad debt write-offs may be greater than or less than the amount recorded.  If we have specific knowledge of a current account that may be uncollectible, we will add that amount to our allowance for doubtful accounts. We are susceptible to changes in the pharmaceutical market as well as to changes in the overall economy. A market downturn or cost reductions from one of our largest clients may influence how we estimate our allowance for bad debt. We incurred bad debt expense of $16,137 in the 2009 fiscal year. The balance of the bad debt allowance was $34,095 and $29,294 for the fiscal years ended June 30, 2009 and June 30, 2008.

Other Receivables – We did not incur any non-trade bad debt in fiscal 2009. In fiscal 2008, we experienced significant non-trade bad debt where we wrote off $100,000 related to our loan and security agreement with Saigene Corporation. Saigene Corporation filed for Chapter 11 bankruptcy and we deemed that 100% of the note receivable from Saigene was uncollectible. During fiscal year 2009, the entire $100,000 was received by us.

Useful Lives of Tangible Assets

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

We depreciate equipment and computers over three to five years, while leasehold improvements are depreciated over the remaining life of the lease or ten years. This estimate of a three to five-year useful life on equipment and computers and a useful life based on the remaining years left on the building lease for leasehold improvements reflects management’s judgment that these useful life periods reflect a reasonable estimate of the life over which the equipment, computers and leasehold improvements will be used by us. Software costs incurred in connection with obtaining and developing internal use software (“software costs”), are capitalized in accordance with Statement of Position (SOP) No. 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Software costs are amortized over a period not to exceed three years and are included in Property and Equipment (see Note 5). The amount of depreciation and amortization expense we record in any given period will change if our estimates of the useful life of our equipment, computers, and software or leasehold interests were to increase or decrease. We use the discounted cash flow method according to SFAS 144 to test our assets for impairment. The balance of our depreciable assets at June 30, 2009 was $813,258, net of depreciation and amortization.

Operating Expenses

Historically, we have segregated our recurring operating expenses between two categories: laboratory and cost of goods sold and selling, general and administrative expenses, which includes research and development. Laboratory expenses and cost of goods sold consist of amounts necessary to complete the revenue and earnings process, and includes direct labor and related benefits, other direct costs, and an allocation of facility charges and information technology costs, and depreciation and amortization. Also, laboratory expenses and cost of goods sold include shipping and handling fees and reimbursable out-of-pocket costs.  Laboratory expenses and cost of goods sold, as a percentage of net revenue, tends, and is expected, to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings involving studies conducted during any period of time. Selling, general and administrative expenses include business development activities, sales and marketing expenses, laboratory administration expenses and research and development activities through our science and technology department. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, legal and accounting fees, advertising and promotional expenses, administrative travel and an allocation of facility charges, information technology costs, and depreciation and amortization.

Results of Operations for the Fiscal Years Ended June 30, 2009 and 2008

Revenue:

	Years Ended
	June 30,		$	%
Dollars in thousands, rounded to nearest thousand	2009	2008	Change	Change

Revenue	$10,881	$8,265	$2,616	32

Our revenue is primarily generated from clinical pharmaceutical trials testing, clinical biomarker services and diagnostic services. Our revenue increased approximately 32% to $10,881,000 from $8,265,000 for the comparable fiscal years ended June 30, 2009 and 2008. In fiscal 2009 we benefited from strong levels of testing revenue in the diabetes, rheumatoid arthritis and clinical biomarker therapeutic areas.

 We believe that the overall significant increase in revenue in fiscal 2009 reflects our investments in business development initiatives over the last two fiscal years. Although the primary component of our business development efforts has been directed towards pharmaceutical and biotech companies, which includes our biomarkers business (“Direct Clinical Services”), in fiscal 2009 we also saw an increase in revenues from our work with other large clinical laboratories that refer specialty laboratory testing to us (“Referral Laboratory Partners”). Another component of the increase in revenues is from the growth of our biomarker services, which we introduced in February 2008 and has developed over the two fiscal years. Although the growth of our biomarker services has been slower than we originally expected, this area is a primary focus of our business and we believe it addresses a rapidly growing sector of laboratory services for clinical drug development. As a result, we expect to see our biomarker services to continue to grow and to represent a larger portion of our revenues.

The following table provides a breakdown of the percentage of our total revenue generated from each of our service areas for the past two fiscal years:

	Direct Clinical Services		Referral	Diagnostic
	Direct Trials Testing	Biomarkers	Laboratories	Services
Fiscal 2009	46%	8%	45%	1%

Fiscal 2008	65%	5%	24%	6%

Our revenues tend to fluctuate from quarter to quarter, and sometimes these fluctuations are significant.  These fluctuations are typically explained by the timing of entering into new contracts for clinical studies and our work on testing and open work orders, and the completion of prior work orders or early cancellation of studies by our clients.  The studies that we bid on are uncertain until we have a signed contract. Once our work on a study commences, the client may cancel the study at any time during the testing phase. Clients may terminate, delay, or change the scope of a project for a variety of reasons including unexpected or undesirable clinical results or a decision to forego a particular study.  Accordingly, our revenues may be significantly affected by the success or failure of the testing phase and other factors outside of our control, including a large number of pharmaceutical companies’ cost reduction announcements and continuing consolidation in the pharmaceutical market.

Recently, we have observed that our pharmaceutical and biotechnology clients have been shifting to “adaptive clinical trials”. These adaptive clinical trial protocols are designed to replace large, multi-year, multi-million dollar contracts. After each adaptive clinical trial phase, the pharmaceutical or biotechnology company reviews the results and decides whether to continue or discontinue the work, after which we may be awarded another small contract for another discrete clinical phase.  Compared to our traditional contract business, these adaptive clinical trials are shorter in duration and with fewer test samples sent to us, resulting in a smaller dollar value contract. The major industry risk for us is cancellation of contracts for drug research and development studies outsourced to our company, and with adaptive clinical trial contracts, there are many more potential stopping points for the testing work. In addition, the complexity and additional work created by several start and stop and restart phases within the adaptive clinical trial model challenges profit margins through its requirement to use greater internal resources to complete the work. We anticipate that these adaptive clinical trials will require more project management time and efforts on our behalf, and will require us to increase our business development in order to bring in more, albeit smaller, contracts. If we are not able to effectively manage these shorter trials, or increase our business development, our business may be harmed.  In addition, other risks and issues with these smaller trials is that patient recruiting is multiplied as well as sample collection, handling, and testing. While companies in these industries may actually increase the number of research and development projects they outsource via the use of adaptive clinical trials, our business could be materially adversely affected by nature of these many smaller increments of contract work outsourced to us.

In addition, management continues its review of the cholesterol drug development market, which provides a substantial proportion of our revenues. Recently other drugs in the cholesterol drug class have been reactivated and we are cautiously optimistic that the cholesterol testing market will improve in fiscal 2009 and beyond. Moreover, we have also noted recent strong demand in related markets, such as diabetes and obesity.

Laboratory Expense and Cost of Goods Sold:

	Years Ended
	June 30,		$	%
Dollars in thousands, rounded to nearest thousand	2009	2008	Change	Change

Laboratory Expenses and Cost of Goods Sold	$5,920	$4,841	1,079	22
Percentage of Revenue	55%	59%

Laboratory expense and cost of goods sold consist primarily of salaries and related benefits to employees performing analysis of clinical trial samples and the cost of chemical reagents and supplies for analysis of clinical trial samples, and secondarily, of payments to subcontractors for laboratory services, rent, insurance, business and occupation taxes. For the comparable fiscal years ended June 30, 2009 and 2008, laboratory expense and cost of goods sold increased approximately 22% to $5,920,000 from $4,841,000. The primary expense increases for the fiscal year ended June 30, 2009 were from reagents, employee salaries and benefits and outside services.

As a percentage of revenue, laboratory expense and cost of goods was approximately 55% and 59% in fiscal years 2009 and 2008. The relative decrease in our laboratory expense and cost of goods sold, as a percentage of revenue, was the result of variable and fixed costs increasing at a slower rate than revenue. The following table illustrates changes in Laboratory Expenses and Cost of Goods Sold in fixed and variable expense categories:

	Years Ended
	June 30,				$	%
Dollars in thousands, rounded to nearest thousand	2009	% of revenue	2008	% of revenue	Change	Change
Fixed Cost Detail
Rent, Utilities, Certain Taxes	$511	5%	$475	6%	$36	8%

Variable Cost Detail
Wages, Taxes, Benefits	2,391	22%	1,903	23%	488	26%
Reagent Chemicals	2,402	22%	1,777	22%	625	35%
Other Variable Costs	616	6%	686	8%	(70)	(10%)
Total	5,409	50%	4,366	53%	1,043	24%

Total Cost of Goods Sold	$5,920	55%	$4,841	59%	$1,079	22%

The largest component of laboratory expense during fiscal 2009 was the cost of laboratory reagents and supplies for analysis of clinical trial samples. During the fiscal years ended June 30, 2009 and 2008, laboratory reagents and supplies increased by 35% to approximately $2,402,000 from $1,777,000 as a result of an increase in the number of tests performed. Over the last three fiscal years, reagent chemicals used in our laboratory testing have averaged approximately 20% in cost as a percentage of revenue, but may vary considerably depending on the type of lab testing we are asked to perform, and constitute a significant expense item for our business. During the fiscal years ended June 30, 2009 and 2008 lab supplies were approximately 22% of our revenue and accounted for approximately 41% and 37% of total laboratory expense and cost of goods sold.

Chemical reagents and supply costs are highly variable depending on the type of tests performed. During fiscal 2009, we have been involved in more complex assays and testing methods and lower volume phase I studies, both of which result in an increased cost of reagents and higher per test labor cost. We experienced cost increases from several reagent suppliers commencing on January 1, 2009. We expect these cost increases to continue into fiscal 2010.  As we enter into new contracts, we will make price adjustments for these supply costs; however, the majority of our work is based on fixed-price contracts which are not subject to price adjustments on the basis of our cost experience in performing the contract.

The other major component of laboratory expense during fiscal 2009 was salaries and related benefits. During the fiscal years ended June 30, 2009 and 2008, salaries and related benefits increased by 26% to approximately $2,391,000 from $1,903,000 as a result of an increase in staff to accommodate the increase in the number of tests performed. The expense increase was due primarily to an increase in laboratory staff by 6 FTE to perform many new and more complex assays than were performed in the comparable fiscal period last year.  We have also setup a separate facility for a new class of assays in our biomarker services area. These new assays have yet to produce revenue.  During the fiscal years ended June 30, 2009 and 2008 salaries and related benefits were 22% and 23% of our revenue and accounted for approximately 40% and 39% of total laboratory expense and cost of goods sold. In addition, we accrued approximately $141,000 of bonuses in the fiscal year ended June 30, 2009 based on our quarterly results for that period. We accrued only $5,000 bonuses in the comparable period in the prior fiscal year.

Another component of laboratory expense during fiscal 2009 was other variable costs. Other variable costs decreased 10% to approximately $616,000 from $686,000 during the fiscal years ended June 30, 2009 and 2008. The major reason for this decrease was a decrease in our laboratory contract labor. Several of these laboratory technicians were hired in fiscal 2009 and they account for a portion of the increase in FTE, salaries and related benefits.

Selling, General and Administrative Expense:

	Years Ended
	June 30,		$	%
Dollars in thousands, rounded to nearest thousand	2009	2008	Change	Change

Selling, General and Administrative Expense	$4,347	$3,990	357	9
Percentage of Revenue	40%	48%

Our selling, general and administrative expense consists primarily of compensation for our executive officers, board members and other selling, general and administrative personnel (including those in business development, laboratory administration, and our science and technology department), and secondarily of share-based compensation, business development expenses, legal, accounting and public company expenses.

For the comparable years ended June 30, 2009 and 2008 selling, general and administrative expense increased approximately 9% to approximately $4,347,000 from $3,990,000. As a percentage of revenue, selling, general and administrative expenses were approximately 40% and 48%, respectively, for the comparable fiscal years ended June 30, 2009 and 2008. The decrease in selling, general and administrative expense as a percentage of revenue was the result of the significant increase in our revenues between the comparable periods.

The dollar increase in our selling, general and administrative expenses for the comparable periods is due in large part to an increase in bonuses, public company expenses and rent for our new biomarker services facility. These increases were offset somewhat by decreases in legal and accounting expense, bad debt expense and share-based compensation.

Other Income (Expense):

	Years Ended
	June 30,		$	%
Dollars in thousands, rounded to nearest thousand	2009	2008	Change	Change

Other Income/(Expense)	$623	$(5)	628	11622
Percentage of Revenue	6%	(0)%

We had other income of approximately $623,000 for the fiscal year ended June 30, 2009, compared to other expense of approximately $5,000 for the fiscal year ended June 30, 2008. This improvement is primarily attributable to our payment in full on the convertible notes payable to Laurus in December 2008, reflecting a decrease in interest expense paid, a decrease in amortization of deferred financial costs, and a gain due to adjustments to the value of the embedded derivative. The reduction in principal balance of the Laurus notes is the primary reason for our interest expense decrease of 82% to approximately $158,000 for the year ended June 30, 2009, down from approximately $894,000 for the year ended June 30, 2008. The gain from adjustment of embedded and freestanding derivatives to fair value was approximately $676,000 for the year ended June 30, 2009 compared to $805,000 for the year ended June 30, 2008. We had approximately $124,000 of other income for the year ended June 30, 2009 compared to $190,000 for the year ended June 30, 2008. Higher other income in fiscal 2008 reflected interest income received from a state tax refund. The decrease in other income in fiscal 2009 was partially offset by the collection of bad debt of $104,000 that we previously classified as bad debt. Another component of other expense for the year ended June 30, 2009 was approximately $18,000 of amortization of deferred financing costs on the Laurus convertible debt, compared to approximately $107,000 of such expense recorded for year ended June 30, 2008.

Net Income (Loss):

	Years Ended
	June 30,		$	%
Dollars in thousands, rounded to nearest thousand	2009	2008	Change	Change

Net Income (Loss)	$1,236	$(571)	$1,807	316
Percentage of Revenue	11%	(7)%

We had net income of approximately $1,236,000 in fiscal 2009 compared to a net loss of approximately $(571,000) in fiscal 2008. The increase to net income, from net loss, is principally due to a significant increase in revenue, operating profit and other income during fiscal 2009 as described above.

Our net income was favorably impacted by a reduction in interest expense by approximately $736,000 due to final payment of the outstanding Laurus Notes and the reduced amounts outstanding on our equipment credit line with Franklin Funding.

Liquidity and Capital Resources

At June 30, 2009 our cash and cash equivalents were approximately $1,365,000, compared to approximately $1,196,000 at June 30, 2008. At June 30, 2009, we had approximately $2,239,000 in accounts receivable, compared to approximately $2,146,000 as of June 30, 2008, reflecting timing of revenues billed and collected. Our accounts receivable generally reflect our billings, and may include one or several individually large customer receivables from time to time. We generally have a high collectibility rate on our accounts receivable, and our allowance for doubtful trade accounts is approximately $34,000, which we believe is reasonable based on our past experience.

Total liabilities recorded on our balance sheet as of June 30, 2009 were approximately $1,986,000 compared to approximately $3,871,000 as of June 30, 2008. This significant decrease in liabilities was the result of retiring both the Laurus debt and the outstanding note balance from Franklin Funding, both of which were paid off in December 2008. We paid off the Laurus debt early, one month prior to maturity. As a result of our payoff of the Laurus notes, the remaining balance for embedded derivative liability on our balance sheet was reduced to zero by recording gain of approximately $300,000 for the remaining balance of the derivative liability. We reclassified freestanding derivative liability by crediting additional paid-in capital for approximately $378,000 for the remaining balance of the warrants associated with both Laurus notes, which remain in effect. This reclassification resulted in no changes to our accumulated deficit or net loss presented.

At June 30, 2009, we had working capital of approximately $2,459,000, compared to approximately $331,000 at June 30, 2008. The increase of approximately $2,128,000 in our working capital is mainly attributable to a significant decrease in our current liabilities due to Laurus debt payoff and decrease in other notes payable. Changes providing a positive impact included increases in prepaid expenses, decreases in secured convertible debt and associated derivative liability to the Laurus notes, accounts payable, advances from customers and other notes payable. Changes providing a negative impact included decreases in other receivable and inventory and increases in capital leases obligations. Our strong earnings have also improved our working capital position.

Net cash provided by operating activities was approximately $1,135,000 for the fiscal year ended June 30, 2009 and included the effect of approximately $264,000 in depreciation and amortization, approximately $88,000 of amortization related to the Laurus notes, approximately $102,000 in expense from share-based compensation and approximately $676,000 in income from adjustment of the compound embedded derivative liability relating to the Laurus notes. Our investing activities used cash of approximately $45,000 for the fiscal year ended June 30, 2009 for the purchase of capital equipment. Cash flows used in financing activities included approximately $921,000 in payments on notes payable and payments on capital lease obligations.

We experienced an increase in our cash and working capital position from operations during the fiscal year ended June 30, 2009 and we believe that our cash, current assets and cash flows from operations will be sufficient to fund operations through fiscal 2010.

Subsequent to the end of the 2009 fiscal year, on September 1, 2009, we closed a $4 million term loan with Terry M. Giles, a former member of our Board of Directors. See Note 14 to Consolidated Financial Statements. We issued a promissory note to Mr. Giles for the loan and each of our subsidiaries entered into a Subsidiary Guarantee with Mr. Giles to guarantee the loan. The loan is due and payable over 48 months, with the first 8 months being interest only ($40,000 per month), and thereafter 40 monthly payments of principal and interest ($121,822 each). During the first 12 months of the term of the loan, we have the right, in our sole discretion, to obtain an additional $500,000 loan from Mr. Giles on the same terms. In connection with and as required by the loan, on September 1, 2009, we repurchased 2,391,906 shares of common stock from certain stockholders at a price of $0.70 per share, pursuant to a Stock Redemption Agreement. We received net loan proceeds of $2,325,666, after payment of the stock repurchase but excluding our legal and other expenses for the transaction. We intend to use the net proceeds of the loan to fund our working capital and growth needs, and in particular our development efforts for our biomarker business.

Other than this term loan with Mr. Giles, we do not have available to us a bank line of credit or other general borrowing facility.

In fiscal 2009, we will continue to actively pursue business development and marketing activities to broaden our client and revenue base. In particular, we anticipate making additional capital and human resource investments for our clinical biomarker services. We may also invest from time to time in our technology infrastructure, operations and other areas of our business. These efforts will use significant amounts of time, effort and funding and may not be successful.

We will also continue to explore other strategic alternatives, which may include a merger, asset sale, joint venture or other similar transaction or forming a joint venture with one or more strategic partners to provide additional capital resources to fund operations and growth opportunities.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance. Based upon that evaluation, management and our Chief Executive Officer and Vice President of Finance concluded that our disclosure controls and procedures are effective at June 30, 2009.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance, we conducted an evaluation of our internal control over financial reporting as of June 30, 2009, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

On September 14, 2009, we entered into an amendment of our employment agreement with Ronald R. Helm, our Chief Executive Officer.  Under this amendment, to be effective October 1, 2009, we (a) extended his employment agreement for an additional year, to September 30, 2010, (b) increased his annual base salary to $300,000 (from $250,000), and (c) agreed to grant to him 100,000 shares of restricted common stock and stock options for 200,000 shares of common stock on October 1, 2009. The restricted shares vest on the third anniversary of the grant date and are subject to forfeiture under certain conditions if his employment is terminated prior to the vesting date.  The stock options vest monthly over a period of three years from the grant date, and will have an exercise price equal to the closing market price on the grant date.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Part III, Item 10, is included in our proxy statement relating to our 2009 annual meeting of stockholders, and is incorporated herein by reference to the sections captioned “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Meetings and Committees,” “Audit Committee,” “Policy on Stockholder Nomination of Directors” and “Code of Ethics”.  The proxy statement will be filed within 120 days of June 30, 2009, our fiscal year end.

ITEM 11	EXECUTIVE COMPENSATION

Information called for by Part III, Item 11, is included in our proxy statement relating to our 2009 annual meeting of stockholders, and is incorporated herein by reference to the section captioned “Executive Compensation.” The proxy statement will be filed within 120 days of June 30, 2009, our fiscal year end.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information called for by Part III, Item 12, is included in our proxy statement relating to our 2009 annual meeting of stockholders, and is incorporated herein by reference to the section captioned “Principal Stockholders.”  The proxy statement will be filed within 120 days of June 30, 2009, our fiscal year end.

Equity Compensation Plan Information

The following table gives information as of June 30, 2009, regarding our common stock that may be issued upon the exercise of options, warrants and other rights under our equity compensation plans.  See also Notes 10 and 11 to Consolidated Financial Statements for the fiscal year ended June 30, 2009 included in this report.

	(a)	(b)	(c)
Plan Category	No. of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	No. of Shares Available for Future Issuance, excluding securities reflected in Column (a)
Equity Compensation Plans Approved by Stockholders (1)	1,123,889	$0.79	-

Equity Compensation Plans Approved by Stockholders (2)	1,219,740	$0.80	1,780,260

Equity Compensation Plans Not Approved by Stockholders	3,898,027	$1.22	-

TOTAL	6,241,656	$1.06	1,780,260

(1)
Consists solely of the Pacific Biometrics, Inc. 1996 Stock Incentive Plan. The 1996 Plan has been terminated and no additional shares or options may be awarded, but outstanding options and awards previously granted under the 1996 Plan continue in accordance with their terms.

(2)	Consists solely of the Pacific Biometrics, Inc. 2005 Stock Incentive Plan.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Part III, Item 13, is included in our proxy statement relating to our 2009 annual meeting of stockholders, and is incorporated herein by reference to the section captioned “Related-Party Transactions.”  The proxy statement will be filed within 120 days of June 30, 2009, our fiscal year end.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Part III, Item 14, is included in our proxy statement relating to our 2009 annual meeting of stockholders, and is incorporated herein by reference to the sections captioned “Policy for Approval of Audit and Permitted Non-Audit Services” and “Audit and Related Fees.”  The proxy statement will be filed within 120 days of June 30, 2009, our fiscal year end.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report are as follows:

1.           Financial Statements: The following consolidated financial statements, related notes and report of independent registered public accounting firm are incorporated by reference into Item 8 of Part II of this Annual Report on Form 10-K for the fiscal year ended June 30, 2009:

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

3.2	(2)	Amended and Restated By-Laws of the Company
4.1	(2)	Specimen Stock Certificate
10.1A	(3)	1996 Stock Incentive Plan, as amended
10.1B	(4)	Form of stock option agreement (for employees and officers) under 1996 Stock Incentive Plan
10.1C	(4)	Form of stock option agreement (for directors) under 1996 Stock Incentive Plan
10.2A	(5)	2005 Stock Incentive Plan
10.2B	(6)	Form of stock option agreement under 2005 Stock Incentive Plan
10.2C	(7)	Form of restricted stock award agreement under 2005 Stock Incentive Plan
10.3A	(8)	Executive Employment Agreement, dated June 1, 2006, between Pacific Biometrics, Inc. and Ronald R. Helm
10.3B	(9)	First Amendment to Executive Employment Agreement, between Pacific Biometrics, Inc. and Ronald R. Helm, dated August 30, 2006
10.3C	(10)	Second Amendment to Executive Employment Agreement, between Pacific Biometrics, Inc. and Ronald R. Helm, dated October 19, 2007
10.3D	(11)	Third Amendment to Executive Employment Agreement, between Pacific Biometrics, Inc. and Ronald R. Helm, dated September 24, 2008
10.3E	**	Fourth Amendment to Executive Employment Agreement, between Pacific Biometrics, Inc. and Ronald R. Helm, dated September 14, 2009
10.4 ++	(12)	Employment Agreement, dated October 1, 2004, by and between the Company and Dr. Elizabeth Leary
10.5A	(13)	Office Lease, dated April 23, 1997, between Tom Kane and Elsa Kane and the Company
10.5B	(14)	First Amendment to Office Lease, dated January 20, 1998
10.5C	(14)	Second Amendment to Office Lease, dated April 20, 2007
10.6	**	Lease Agreement dated August 14, 2009, between Pacific Northwest Research Institute and Pacific Biometrics, Inc.
10.7	(15)	Loan and Security Agreement, dated September 1, 2009, between Pacific Biometrics, Inc. and Terry M. Giles
10.8	(15)	Term Note, dated September 1, 2009 by Pacific Biometrics, Inc. in favor of Terry M. Giles
10.9	(15)	Subsidiary Guarantee, dated September 1, 2009, by Pacific Biometrics, Inc., Pacific Biomarkers, Inc., PBI Technology, Inc., and BioQuant, Inc. for the benefit of Terry M. Giles
10.10	(15)	Stock Redemption Agreement, dated September 1, 2009, between Pacific Biometrics, Inc. and Terry M. Giles
10.11	(16)	Common Stock Purchase Warrant, dated May 28, 2004, issued by the Company in favor of Laurus Master Fund, Ltd. for 681,818 shares of common stock.
10.12	(17)	Common Stock Purchase Warrant, dated January 31, 2005, issued by the Company in favor of Laurus Master Fund, Ltd. for 326,087 shares of common stock.

10.13	(18)	Common Stock Purchase Warrant, dated May 6, 2005, issued by Pacific Biometrics, Inc. in favor of Laurus Master Fund, Ltd. for 1,000,000 shares of common stock.
10.14	(19)	Common Stock Purchase Warrant issued by the Company in favor of Source Capital Group, Inc.
10.15	(20)	Form of Common Stock Purchase Warrant for March 2006 private placement
14.1	(4)	Code of Ethics for Financial Officers
21.1	(11)	Subsidiaries of Pacific Biometrics, Inc.
23.1	**	Consent of PMB Helin Donovan, LLP
31.1	**	Certification by Ronald R. Helm, Chief Executive Officer
31.2	**	Certification by John P. Jensen, Vice President of Finance and Controller
32.1	**
Certification by Ronald R. Helm, Chief Executive Officer and John P. Jensen, Vice President of Finance and Controller, of Pacific Biometrics, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith
++	Portions of the marked exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.
(1)	Incorporated by reference to Exhibits of Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, filed on May 15, 2003.
(2)	Incorporated by reference to Exhibits of Registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, Registration No. 333-11551, filed on October 11, 1996.
(3)	Incorporated by reference to Exhibits of Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed on September 29, 2003.
(4)	Incorporated by reference to Exhibits of Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, filed on September 23, 2004.
(5)	Incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed on October 25, 2005.
(6)	Incorporated by reference to Exhibits of Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, filed on October 3, 2006.
(7)	Incorporated by reference to Exhibits of Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007, filed on February 13, 2008.
(8)	Incorporated by reference to Exhibit of Registrant’s Current Report on Form 8-K filed on June 7, 2005.
(9)	Incorporated by reference to Exhibit of Registrant’s Current Report on Form 8-K filed on September 5, 2006.
(10)	Incorporated by reference to Exhibits of Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed on November 14, 2007.
(11)	Incorporated by reference to Exhibit of Registrant’s Annual Report on Form 10-K filed on September 26, 2008.
(12)	Incorporated by reference to Exhibits of Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, filed on November 15, 2004.
(13)	Incorporated by reference to Exhibits of Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, filed on September 29, 1997.
(14)	Incorporated by reference to Exhibits of Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, filed on October 5, 2007.
(15)	Incorporated by reference to Exhibit of Registrant’s Current Report on Form 8-K filed on September 2, 2009.
(16)	Incorporated by reference to Exhibits of Registrant’s Current Report on Form 8-K filed on June 7, 2004.
(17)	Incorporated by reference to Exhibits of Registrant’s Current Report on Form 8-K filed on February 1, 2006.
(18)	Incorporated by reference to Exhibit of Registrant’s Current Report on Form 8-K filed on May 10, 2005.
(19)	Incorporated by reference to Exhibits of Registrant’s Registration Statement on Form SB-2, Registration No. 333-116968, filed on June 29, 2004.
(20)	Incorporated by reference to Exhibit of Registrant’s Current Report on Form 8-K filed on March 13, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 25, 2009.

PACIFIC BIOMETRICS, INC.

By:	/s/ Ronald R. Helm
Ronald R. Helm
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Ronald R. Helm	Chief Executive Officer, President, and Director	September 25, 2009
Ronald R. Helm	(Principal Executive Officer)

/s/ John P. Jensen	Vice President of Finance and Controller	September 25, 2009
John P. Jensen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mario R. Ehlers	Director	September 25, 2009
Mario R. Ehlers

/s/ Paul G. Kanan	Director	September 25, 2009
Paul G. Kanan

/s/ Richard W. Palfreyman	Director	September 25, 2009
Richard W. Palfreyman

/s/ Curtis J. Scheel	Director	September 25, 2009
Curtis J. Scheel

/s/ Kenneth R. Waters	Director	September 25, 2009
Kenneth R. Waters

/s/ Stanley L. Schloz	Director	September 25, 2009
Stanley L. Schloz

PACIFIC BIOMETRICS, INC.

Form 10-KSB Annual Report

Index to Consolidated Financial Statements

PMB Helin Donovan, LLP
Consultants and Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Pacific Biometrics, Inc.

We have audited the accompanying balance sheets of Pacific Biometrics, Inc. as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2009. Pacific Biometrics, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Biometrics, Inc. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP
San Francisco, California
September 1, 2009

50 Francisco Street,
Suite 120 San Francisco, CA 94133
Phone (415) 399-1330- Fax (415) 399-9212- www.pmbhd.com

PACIFIC BIOMETRICS, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30,

	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$1,365,406	$1,196,310
Accounts receivable, net	2,238,912	2,146,080
Other receivable, net	9,000	451,291
Inventory	171,885	197,456
Prepaid expenses and other assets	230,974	100,869
Deferred financing cost on secured convertible note - current portion	-	18,447
Total current assets	4,016,177	4,110,453

Property and equipment, net	813,258	884,521

Total assets	$4,829,435	$4,994,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$678,818	$818,224
Accrued liabilities	660,284	450,788
Advances from customers	155,471	643,291
Capital lease obligation - current portion	62,709	32,530
Secured convertible note, net of unaccreted fair value assigned to conversion feature and	-	678,535
warrants of $0 and $214,771, respectively	-	642,470
Embedded derivative liability	-
Freestanding derivative liability	-	411,545
Other notes payable - current portion	-	102,467
Total current liabilities	1,557,282	3,779,850

Advances from customers - long-term portion	272,032	-
Capital lease obligations - long-term portion	156,309	91,109
Total liabilities	1,985,623	3,870,959

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, Series A convertible $0.01 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding for 2009 and 2008	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized,
19,099,539 and 18,720,147 shares issued and outstanding, respectively	190,995	187,201
Additional paid-in capital	29,121,334	28,641,278
Accumulated deficit	(26,468,517)	(27,704,464)
Total stockholders' equity	2,843,812	1,124,015

Total liabilities and stockholders' equity	$4,829,435	$4,994,974

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30,

	2009	2008

Revenues	$10,881,107	$8,265,237

Laboratory expenses and cost of sales	5,920,195	4,841,033
Gross profit	4,960,912	3,424,204

Operating expenses:
Selling, general and administrative	4,347,482	3,990,230

Operating income (loss)	613,430	(566,026)

Other income (expense):
Interest expense	(158,324)	(893,662)
Gain on adjustment of embedded and freestanding derivatives to fair value	675,691	805,013
Amortization of deferred financing costs - secured convertible debt	(18,447)	(107,170)
Other income	123,597	190,416
Total other income (expense)	622,517	(5,403)

Net income (loss) before tax expense	1,235,947	(571,429)

Tax expense	-	-

Net income (loss)	$1,235,947	$(571,429)

Net income (loss) per share:
Basic income (loss) per share	$0.07	$(0.03)
Diluted income (loss) per share	$0.06	$(0.03)

Weighted average common shares outstanding:
Basic	19,012,769	18,812,306
Diluted	19,640,041	18,812,306

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30,

	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,235,947	$(571,429)

Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	263,756	236,004
Accretion of fair value assigned to conversion feature and warrants	88,134	673,772
Amortization of deferred financing costs on secured convertible note	18,447	107,170
Bad debt expense	20,431	100,000
Gain from embedded and freestanding derivative liabilities relating to secured convertible note	(675,691)	(805,013)
Warrant expense for equipment lease and financing	3,940	11,820
Compensation expense from restricted shares and options	101,585	170,804
Changes in assets and liabilities:
Accounts receivable	(113,262)	(486,597)
Other receivable	442,291	(289,538)
Inventory	25,571	(33,491)
Prepaid expenses and other assets	(130,105)	3,956
Advances from customers	(215,788)	(450,485)
Accounts payable	(139,406)	336,166
Accrued liabilities	209,496	(28,006)
Net cash provided by (used in) operating activities	1,135,346	(1,024,867)

Cash flows from investing activities:
Purchases of capital equipment	(45,387)	(218,924)
Net cash used in investing activities	(45,387)	(218,924)

Cash flows from financing activities:
Payments on notes payable	(869,136)	(1,713,337)
Payments on capital lease obligations	(51,727)	(66,488)
Net cash used in financing activities	(920,863)	(1,779,825)

Net increase (decrease) in cash and cash equivalents	169,096	(3,023,616)
Cash and cash equivalents, beginning of period	1,196,310	4,219,926

Cash and cash equivalents, end of period	$1,365,406	$1,196,310

Supplemental Information:
Cash paid during the period for interest	$72,173	$235,209
Cash paid during the period for income tax	$-	$-

Non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$147,106	$65,667

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance June 30, 2007	18,720,147	$360,803	$28,285,052	$(27,133,035)	$1,512,820

Warrants issued for equipment financing	-	-	11,820	-	11,820
Restricted shares issued - compensation	200,000	2,000	144,000	-	146,000
Stock options issued - compensation	-	-	24,804	-	24,804
Net loss for year ended June 30, 2008	-	-	-	(571,429)	(571,429)
Balance June 30, 2008	18,920,147	$362,803	$28,465,676	$(27,704,464)	$1,124,015

Warrants reclassified from debt to APIC	-	-	378,324	-	378,324
Warrants issued for equipment financing	-	-	3,940	-	3,940
Restricted shares issued - compensation	179,392	1,794	71,757	-	73,551
Stock options issued - compensation	-	-	28,035	-	28,035
Common stock adjusted to par value	-	(173,602)	173,602	-	-
Net income for year ended June 30, 2009	-	-	-	1,235,947	1,235,947
Balance June 30, 2009	19,099,539	$190,995	$29,121,334	$(26,468,517)	$2,843,812

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation

Pacific Biometrics, Inc., a Delaware corporation (“PBI” or the “Company”), provides specialty reference laboratory services to the pharmaceutical and diagnostics industries. The Company was incorporated in Delaware in May 1996. We conduct our business primarily through our wholly-owned subsidiary, Pacific Biometrics, Inc., a Washington corporation. Our three other wholly-owned subsidiaries are PBI Technology, Inc., a Washington corporation, BioQuant, Inc., a Michigan corporation, and Pacific Biomarkers, Inc., a Washington corporation. All material intercompany balances and transactions have been eliminated in the accompanying consolidated unaudited interim financial statements.  All references in this report to “we,” “our,” “us” or similar expressions are to the Company and its wholly-owned subsidiaries.

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

Accounts Receivable

Trade accounts receivable are stated at amounts billed to and due from clients, net of an allowance for doubtful accounts.  Credit is extended based on evaluation of a client’s financial condition, and collateral is not required.  In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. We write off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. At June 30, 2009, we deemed one client account receivable to be uncollectible in an amount of approximately $16,000.

Other accounts receivable consist of non-trade receivables such as state business and occupation tax refunds, notes receivable and employee advances. These receivables are stated at amounts per invoice or agreement and due from other parties, net of an allowance for doubtful accounts. They are evaluated with the same methods as utilized for trade accounts receivable.  At June 30, 2009, we had approximately $9,000 in other receivables.

The balance of the bad debt allowance was approximately $34,000 and $29,000 for the fiscal year ended June 30, 2009 and June 30, 2008, respectively.

Inventory

Inventory is stated the lower of cost or market. Cost is determined on a first in, first out (FIFO) basis.  Our inventory consists of chemical reagents used in our laboratory testing.

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

In accordance with the Financial Accounting Standards Board’s Statements of Financial Accounting Standards Statement No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), all of our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized. As of June 30, 2009 and 2008, no impairment was deemed necessary.

Client Advances

We receive advances from certain clients to perform consulting, laboratory services, and clinical studies. We apply these advances as payments to invoices as work is completed until the amounts advanced are exhausted.  Advances are also applied to invoices for setup and administrative fees, billed upon contract approval. These setup and administrative fees are deferred as unearned income when billed and amortized over the life of the project. As of June 30, 2009, approximately $272,000 was reclassified to long-term client advance for a study that is on hold.

Income Taxes

We account for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on our Consolidated Balance Sheet in accordance with SFAS No. 109, Accounting for Income Taxes, which established financial accounting and reporting standards for the effect of income taxes. We must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Changes in our valuation allowance in a period are recorded through the income tax provision on the Consolidated Statement of Operations.

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $176,639 of unrecognized tax benefits, none of which would affect its effective tax rate if recognized.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with generally accepted accounting principles.  SFAS No. 157, “Fair Value Measurements,” requires certain disclosures regarding the fair value of financial instruments.  For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which is effective for fiscal years beginning after November 15, 2008, and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.

SFAS No. 157 prescribes a fair value hierarchy in order to increase consistency and comparability in fair value measurements and related disclosures.  The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1—Valuations based on quoted prices in active markets for identical assets.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•
Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Financial Derivatives – Embedded Features

Embedded conversion and other features embedded in convertible notes are accounted for in accordance with Statement of Financial  Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires companies to bifurcate conversion features embedded in convertible notes from their host instruments and to account for them as freestanding derivative financial instruments in accordance with EITF 00-19.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We generally do not use derivative financial instruments to hedge exposures to cash flow or market risks. We account for the issuance of common stock purchase warrants issued and other freestanding derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, we classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). As of December 31, 2008, we paid the secured convertible notes in full.

Deferred Debt Issue Cost

The costs relating to obtaining and securing debt financing are capitalized and expensed over the term of the debt instrument. In the event of settlement in part or whole of such debt in advance of the maturity date, an expense is recognized for the remaining unamortized deferred debt issue cost. As of June 30, 2009 and June 30, 2008, there were unamortized balances of zero and $18,447.

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

We use the Black-Scholes option-pricing model to estimate the calculated value of our share-based payments. Stock options are valued as of the date of grant. The volatility assumption used in the Black-Scholes formula is based on the volatility of our common stock. The following assumptions were used to compute the fair value of option grants for the fiscal years ended June 30:

	2009	2008
Expected volatility	108.8%	105.0%
Expected dividend yield	0%	0%
Risk-free interest rate	3.9%	4.0%
Expected life	10 years	10 years

We granted 192,000 equity-based payment awards under our incentive compensation plan for the fiscal year ended June 30, 2009. We did not grant any incentive-based stock options for the fiscal year ended June 30, 2008. We issued 179,392 incentive-based restricted shares for the fiscal year ended June 30, 2009, compared to 200,000 incentive-based restricted shares for the fiscal year ended June 30, 2008.

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

For the year ended June 30, 2009, we included common stock equivalents related to our (i) in-the-money, vested options and (ii) in-the-money warrants in our computation of diluted earnings per share. We included these items because we had net income in this period. For the year ended June 30, 2008, we did not include common stock equivalents related to our (i) in-the-money, vested options and (ii) in-the-money warrants in the computation of diluted (loss) per share because we had net losses in this period and the effect would be anti-dilutive.

As of June 30, 2009, our common stock equivalents included:  (i) in-the-money, vested options to purchase 233,167 shares of common stock and (ii) in-the-money warrants to purchase 394,105 shares of common stock.

Components of basic and diluted income (loss) per share were as follows for the year ended June 30, 2009 and 2008:

		Years ended
		June 30,
		2009	2008

Net income (loss)	(A)	$1,235,947	$(571,429)
Net income (loss) applicable to common stockholders	(B)	$1,235,947	$(571,429)
Weighted average number of outstanding
shares of common stock	(C)	19,012,769	18,812,306
Weighted average number of outstanding
shares of common stock and common stock equivalents	(D)	19,640,041	18,812,306
Income (loss) per share:
Basic (B/C)		$0.07	$(0.03)
Diluted (A/D)		$0.06	$(0.03)

Comprehensive Income

We have adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income and its components in the financial statements.  Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income. For the year ended June 30, 2009 and 2008, our comprehensive income (loss) equaled our net income (loss). Accordingly, a statement of comprehensive income (loss) is not presented.

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

Reclassification

We have reclassified $173,602 of  the common stock account into the Additional paid-in capital account during the year ended June 30, 2009,  to correct the amount recorded as par value. This reclassification has resulted in no changes to our accumulated deficit or net losses presented.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 will have a material impact on our financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” (“SFAS 167”). SFAS 167 amends Interpretation FIN 46R related to the consolidation of variable interest entities. It requires reporting entities to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. It changes the approach to determining a VIE's primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. SFAS 167 is effective for periods beginning after November 15, 2009. We do not expect the adoption of SFAS 167 will have a material impact on our financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. In addition, this statement amends the criteria for a transfer of a financial asset to be accounted for as a sale, requires more information about transfers of financial assets, including securitization transactions, and provides for new disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We do not expect the adoption of SFAS 166 will have a material impact on our financial condition or results of operation.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We have complied with the requirements of SFAS 165.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. We do not believe that the implementation of this standard will have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. We do not believe that the implementation of this standard will have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. We do not believe that the implementation of this standard will have a material impact on our financial statements.

In November of 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, we may be required in fiscal 2015 to prepare financial statements in accordance with IFRS. However, the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.

In October 2008, the FASB issued FASB Staff Position, or FSP, SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP SFAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP SFAS 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP SFAS 157-3 is effective immediately and did not have any significant impact on us upon adoption.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by us to have a material impact on our present or future financial statements.

We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of our operations.

3.	Concentration of Credit Risk

Our largest client in fiscal 2009 individually accounted for approximately 27% of our total revenues, while our largest client in fiscal 2008 accounted for approximately 14% of our total revenues. As of June 30, 2009 and 2008, respectively, approximately 41% and 14% of our accounts receivable balance were from the two largest clients at that time. These were different clients in each fiscal period. Component clients included in the largest client calculation may vary from period to period.

The majority of our clients are pharmaceutical companies, many of which are on the list of Fortune 1000 companies. For our revenue calculations, we aggregate revenues we receive from several divisions within a pharmaceutical company client as one single client.  For the year ended June 30, 2009, 60% of our revenue was derived from Fortune 1000 clients compared to 39% for the year ended June 30, 2008. We believe that our exposure to concentration of credit risk is very low considering the financial strength of our clients.

We maintain cash in three insured commercial accounts and one uninsured investment account at major financial institutions.  Although the financial institutions are considered creditworthy and have not experienced any losses on client deposits, our cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $865,406 at June 30, 2009 and by $896,310 at June 30, 2008. FDIC limits were increased from $100,000 per insured account to $250,000 per insured account effective October 10, 2008. The new FDIC limits expire on December 31, 2009.

4.	Prepaid Expenses and Other Assets

Prepaid expenses consisted of the following at June 30:

	2009	2008
Insurance	$95,837	$9,747
Service Contracts	22,308	31,198
Trade Show and Conference Fees	14,335	10,975
Security and Lease Deposits	9,759	3,415
Laboratory Information System Software	—	6,995
Debt Financing Broker Fee	—	25,000
Other	88,735	13,539
	$230,974	$100,869

5.	Property and Equipment

Property and equipment consisted of the following at June 30:

	2009	2008
Laboratory equipment	$1,497,275	$1,361,980
Computer equipment	394,020	388,062
Internal use software	233,477	233,477
Office furniture and equipment	213,097	211,857
Leasehold improvements	238,262	238,262
Total property and equipment	2,576,131	2,433,638
Less: accumulated depreciation and amortization	1,762,873	1,549,117
Net property and equipment	$813,258	$884,521

At June 30, 2009 and 2008, respectively, these amounts included assets under capital leases of $553,621 and $500,987, and related accumulated amortization of $380,716 and $387,695.  Depreciation expense for the fiscal years ended June 30, 2009 and 2008 was $263,756 and $236,004, respectively.

6. Accrued Liabilities

Accrued liabilities consisted of the following at June 30:

	2009	2008
Accrued bonuses	$204,738	$73,463
Accrued payroll and related payroll taxes	178,684	158,120
Accrued vacation	88,348	76,965
Accrued audit fees	65,000	46,677
Accrued board of directors fees	25,000	18,750
Accrued interest expense	2,493	5,717
Accrued Laurus note costs due to third party	-	33,756
Accrued 401(k)	-	1,652
Accrued fees due to PBRF	-	7,835
Other	95,985	27,853
	$660,284	$450,788

7. Capital Lease Obligations

We lease laboratory and other equipment under capital lease arrangements.  The obligations under capital leases have interest rates ranging from approximately 6.5% to 19.35% and mature at various dates through 2014. Annual future minimum lease payments for years subsequent to June 30, 2009 are as follows:

2010	$88,513
2011	88,513
2012	61,897
2013	26,028
2014	6,284
Total minimum payments	271,235
Less: amount representing interest	(52,217)
Obligations under capital leases	$219,018

Total minimum payments	$219,018
Less: current portion	62,709
Long-term portion	$156,309

8. Notes Payable

Laurus Debt

Effective May 28, 2004 and January 31, 2005, we entered into financing arrangements with Laurus Master Fund, Ltd., a New York City based investment fund (“Laurus”). These financing arrangements consisted of secured convertible notes (“Notes”) of $2.5 million and $1.5 million each with a term of three years. Both notes were paid in full during fiscal 2009.

In connection with both Notes, the terms were:

•
Interest:  The Notes bear interest at an initial rate equal to the prime rate plus two percent (2%), subject to reduction on a month-to-month basis if certain specified conditions were met. The interest rate for both Notes was equal to 6.6% and 7% for the fiscal years ended June 30, 2009 and 2008, respectively.

•
Monthly payments: Required accrued interest payments beginning July 1, 2004 (May 2004 Note) and March 1, 2005 (January 2005 Note).  Commencing December 1, 2004, monthly payments of $85,000 to reduce the principal amount by $83,333 (May 2004 Note) and, commencing August 1, 2005, monthly payments of $51,000 to reduce the principal amount by $50,000 (January 2005 Note).

•
Prepayment:  We could prepay either note at any time upon payment of an amount equal to 107.5% of the then-outstanding principal balance, plus accrued and unpaid interest.  Laurus waived this prepayment fee on the final payment made December 30, 2008 which was due by January 31, 2009.

•
As security for the obligations to Laurus, we and each of our subsidiaries granted a blanket security interest in all of their respective assets to Laurus, and we entered into a stock pledge with Laurus for the capital stock in each of its subsidiaries.

•
Conversion and Embedded Derivative Liability:  For each monthly payment under either Note, Laurus would be obligated to convert a portion of the monthly payment into common stock at the applicable conversion price, if certain specified conditions were met. Through December 30, 2008, Laurus had converted $710,200 in principal into 670,000 shares of our common stock. Upon conversion of any amounts owing under the note, we are obligated to issue warrants for up to a maximum of 181,818 shares of common stock to its broker, in the amount of 8% of amounts converted, at an exercise price of $1.25 per share, exercisable for five years.  Prices for the Notes ($1.06 and $1.17 per share) were subject to certain anti-dilution adjustments, including full ratchet anti-dilution, if we issued convertible or equity securities at a price per share less than the conversion price. As of May 2004, we recorded embedded derivative liability in the amount of $683,962, representing the value of the conversion feature.  As of January 2005, we recorded embedded derivative liability in the amount of $589,743, representing the value of the conversion feature.

•
Warrants and Free Standing Derivative Liability:  We issued Laurus warrants to purchase up to 681,818 shares of common stock at an exercise price of $1.25, recorded to the freestanding derivative liability, in the amount of $573,266 exercisable at any time prior to May 28, 2011 and to purchase up to 326,087 shares of common stock at an exercise price of $1.37, recorded to the freestanding derivative liability, in the amount of $229,898 exercisable at any time prior to January 31, 2012.  In accounting for the issuance of the new warrants, we recorded amounts to the freestanding derivative liability associated with the convertible note; the value allocated to the warrant to purchase 200,000 shares issued on January 31, 2005 of $120,445, and the value allocated to the warrant to purchase a total of 1,000,000 shares issued on May 6, 2005, $383,013 allocated to the May 2004 Note and $244,356 allocated to the January 2005 Note.

•
Deferred financing costs:  We incurred and recorded fees of $293,500 as deferred financing costs, which were being amortized to other expense over the life of the note. This amount included a potential payment to our broker of up to $100,000 should Laurus convert all or a portion of the 2004 Note.  At June 30, 2009, the unamortized balance of the deferred financing costs was zero.

•	Laurus Waiver — May 2004 $2.5 million Secured Convertible Note

o
On January 31, 2005, Laurus formally agreed to extend the principal payment portion of any monthly amount due for the six-month period from December 2004 through May 2005.  The deferred principal amounts would be due on May 1, 2007, the maturity date of the 2004 Note. In consideration for the principal payment deferral and the waiver, we issued a warrant to Laurus to purchase up to 200,000 shares of our common stock at an exercise price of $1.48. The warrant expires on January 31, 2010.

•	Laurus Deferral and Extension — May 2004 $2.5 million and January 2005 $1.5 million Secured Convertible Notes

o	On May 6, 2005, Laurus and the Company amended the terms of the 2004 Note and the 2005 Note, to provide for a twelve-month deferral and extension of both Notes.

o
As a result of these amendments, the first repayments of principal owed to Laurus on the 2004 and 2005 Notes became due on June 1, 2006 and August 1, 2006, respectively, and the maturity dates for the 2004 and 2005 Notes are now July 28, 2008 and January 31, 2009, respectively. There was no change in the interest rate charged by Laurus on the unpaid principal.

o
In consideration for the principal payment deferral and the extension of the 2004 and 2005 Notes, we issued an additional common stock purchase warrant to Laurus to purchase up to 1,000,000 shares of our common stock at an exercise price of $1.05. The warrant expires on May 6, 2010.

At June 30, 2009, the principal balance of both Laurus Notes is zero. The remaining principal and interest due under the May 2004 Note was paid July 28, 2008.  The remaining principal and interest due under the January 2005 Note that held a maturity date of January 31, 2009, was paid early totaling $50,317, on December 30, 2008.

Loan and Security Agreement with Franklin Funding

On November 3, 2005, we entered into a loan and security agreement with Franklin Funding, Inc., providing for a non-revolving line of credit of up to $500,000 for equipment financing collateralized by the equipment.  In connection with the loan and security agreement, we agreed to grant to Franklin Funding stock purchase warrants to purchase up to 50,000 shares of our common stock, in increments of 5,000 shares, for each $50,000 borrowed, each with an exercise price determined as of the respective date of borrowing and expiration date of 10 years.  Through June 30, 2006, we borrowed a total of $350,000 under this equipment line of credit and issued to Franklin Funding warrants to purchase 35,000 shares, at an exercise price of $1.17 per share.  We recognized expenses related to the grant of the warrants in the fiscal years ended June 30, 2009 and June 30, 2008 of approximately $3,940 and $11,820, respectively.  The final payment of principal and interest was paid in the amount of $46,462 on December 29, 2008.

Summary of Laurus and Franklin Funding Notes Payable

We had the following other notes payable as of June 30:

	2009	2008
May 2004 Secured Convertible Note Payable:

Secured convertible note to Laurus, secured by all assets, interest at prime plus 2% (subject to reduction upon specified conditions), monthly payments of $83,333 plus interest beginning May 1, 2006, due May 1, 2008	$2,500,000	$2,500,000
Less: Principal amount converted into common stock	(710,200)	(710,200)
Less: Principal payments	(1,756,851)	(1,373,132)

Less: Fair value of conversion feature and warrants	(32,949)	(32,949)
	-	383,719

Less: Current Portion	-	(383,719)
Long-Term Portion	$-	$-

January 2005 Secured Convertible Note Payable:

Secured convertible note to Laurus, secured by all assets, interest at prime plus 2% (subject to reduction upon specified conditions), monthly payments of $50,000 plus interest beginning August 1, 2006, due February 1, 2009	$1,500,000	$1,500,000
Less: Principal payments	(1,444,815)	(1,150,000)
Less: Fair value of conversion feature and warrants	(55,185)	(55,185)
	-	294,815

Less: Current Portion	-	(294,815)
Long-Term Portion	$-	$-

Other Notes Payable:

Loan and security agreement, secured by specific equipment, 17.64% interest, monthly payments of $11,878, balloon payment of $46,864 paid in full November 2008, principal balance only	-	96,492

Principal balance plus interest	-	102,467

Less: Current Portion	-	(102,467)
Long-Term Portion	$-	$-

9. Income Taxes

The income tax expense reconciled to the tax expense computed at the statutory rate was approximately as follows during the years ended June 30:

	2009	2008
Tax benefit computed at federal statutory rate	$421,000	$(194,000)
Permanent differences	(186,000)	63,000
Valuation allowance (tax benefit of recognizing prior year net operating loss carryforward)	$(235,000)	$131,000

	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our net deferred tax assets are approximately as follows at June 30:

	2009	2008
Net deferred tax asset:
Net operating loss carryforward	$5,019,000	$5,239,000
Research and experimentation credit	326,000	326,000
Effect of stock option variable pricing	331,000	297,000
Accrued liabilities	19,000	17,000
Allowance for bad debts	12,000	44,000
Depreciation and amortization	(7,000)	12,000
	5,700,000	5,935,000
Less valuation allowance	(5,700,000)	(5,935,000)
	$-	$-

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the “change in ownership” provision of the Internal Revenue Code of 1986, as amended, and similar state provisions.  The annual limitation may result in the expiration of net operating losses and credits before utilization. Reconciliation of the statutory federal income tax to our effective tax rate is as follows:

	June 30, 2009	June 30, 2008

Statutory regular federal income benefit rate	34.0%	34.0%

Other	(11.0)%	(11.0)%

Change in valuation allowance	(23.0)%	(23.0)%

Total	0.0%	0.0%

At June 30, 2009, operating loss carryforwards of approximately $15 million expiring through 2028 are available to offset future taxable income.  For financial reporting purposes, a valuation allowance of approximately $5,697,000 has been recognized to offset the deferred tax asset due to the uncertainty of future utilization of net operating loss carryforwards and realization of other deferred tax assets.  For the fiscal year ended June 30, 2009, the valuation allowance was decreased by approximately $235,000. For the fiscal year ended June 30, 2008, the valuation allowance was increased by approximately $193,000, respectively.

Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than 50% change in ownership).  As a result of these provisions, utilization of the NOL and credit carryforwards may be limited.

10. Stock Option Plan

1996 Stock Incentive Plan

Our 1996 Stock Incentive Plan (the “1996 Plan”) provided for the issuance of up to 1,800,000 shares of common stock under this Plan. Options granted under the 1996 Plan may have been either incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code, or nonqualified options. Our 1996 Stock Incentive Plan expired during fiscal 2007, but outstanding options and awards previously granted under the 1996 Plan continue in accordance with their terms.

2005 Stock Incentive Plan

We have a Stock Incentive Plan (the “2005 Plan”) with 3,000,000 shares of common stock reserved for issuance under this Plan. Options granted under the Plan may be either incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code, or nonqualified options. We may also award restricted stock or performance shares. The option price of each incentive stock option granted shall not be less than the fair market value of the underlying common stock on the grant date, and will expire no later than ten years following the date of grant. With respect to nonqualified options, the exercise price and term shall be determined at the discretion of the Board. However, the exercise price shall not be less than the fair market value of the underlying common stock on the grant date, and the term will not exceed a period of ten years.  The options generally vest over a range of immediately to three years. As of June 30, 2009, 1,956,211 shares of common stock remained available for future grant under the 2005 Plan.

The following is a summary of the activity in the1996 and 2005 Plans for the years ended June 30, 2009 and 2008:

	Shares Under Option

	Number	Weighted Average	Weighted Average
	Of	Exercise Price per	Fair Value of
	Shares	share	Options Granted
1996 Plan Options at June 30, 2007	1,353,907
2005 Plan Options at June 30, 2007	130,245
Total Options outstanding at June 30, 2007	1,484,152	$0.81

2005 Plan Restricted Shares
Granted	543,234	0.99	0.99

Options and Restricted Shares outstanding at June 30, 2007	2,027,386	$0.86

1996 and 2005 Plan Options
Granted	-	-
Exercised	-	-
Terminated (1996 Plan)	(2,000)	0.81
Terminated (2005 Plan)	(9,082)	0.99
Total Options outstanding at June 30, 2008	1,473,070	$0.81

2005 Plan Restricted Shares
Granted	200,000	0.73	0.73

Options and Restricted Shares outstanding at June 30, 2008	2,216,304	$0.76

1996 and 2005 Plan Options
Granted (2005 Plan)	192,000	0.41
Exercised	-	-
Terminated (1996 Plan)	(228,018)	0.81
Terminated (2005 Plan)	(6,667)	0.99
Total Options outstanding at June 30, 2009	1,430,385	$0.76

2005 Plan Restricted Shares
Granted	179,392	0.41	0.41

Options and Restricted Shares outstanding at June 30, 2009	2,353,011	$0.59

The weighted average contractual life remaining of options outstanding at June 30, 2009 is approximately 5.5 years.

As of June 30, 2009, outstanding options had exercise periods which expired over the following time periods:

		Weighted Average
		Remaining Life
Exercise Price	Number Outstanding	(in years)	Number Exercisable

$0.41	192,000	9.3	48,000
$0.51	175,167	3.2	175,167
$0.70	1,000	5.2	1,000
$0.81	702,722	4.5	702,722
$0.86	125,000	6.2	125,000
$0.90	2,000	4.6	2,000
$0.96	90,000	5.5	90,000
$0.99	114,496	7.2	108,135
$1.01	1,000	5.0	1,000
$1.15	25,000	6.5	25,000
$1.75	2,000	4.4	2,000
	1,430,385	5.4	1,280,024

As of June 30, 2009, the fair value of options to be vested is $302,561.

The 1996 Plan expired by its terms on July 9, 2006, but outstanding options and awards previously granted under the 1996 Plan continue in accordance with their terms.

11.  Stock Purchase Warrants

The following is a summary of outstanding warrants as of June 30, 2009 and 2008:

	Exercise Price per Share	Weighted Average Exercise Price per Share	Number
Warrants outstanding at June 30, 2008	$0.1875 - $1.60	$1.25	4,149,677

Warrants outstanding at June 30, 2009	$0.51 - $1.60	$1.22	3,898,027

12.  Commitments and Contingencies

Operating Leases

On January 20, 1998, we entered into a non-cancelable operating lease for office facilities and laboratory space. Under the current lease we are responsible for our proportionate share of real estate taxes, insurance and common area maintenance costs. The office lease has been renewed per agreement with the lessor on April 1, 2007, effective November 1, 2007.

On August 1, 2009, we entered into a non-cancelable operating lease for our biomarker services laboratory. Under the current lease we are responsible for our porportionate share of real estate taxes, insurance and common area maintenance costs.

Rent expense was $306,947 and $240,940 for the years ended June 30, 2009 and 2008, respectively.

Future minimum lease payments are as follows:

Year Ended June 30,

2010	313,669
2011	322,920
2012	282,138
2013	91,668
$1,010,395

Security Interest

In connection with its secured convertible note agreements, we granted to Laurus Master Fund, Ltd. a security interest in all of our assets. Franklin Funding also had a security interest in the equipment it has financed. Both of these security interests terminated in fiscal 2009 with the payment in full of these debts. See Note 14 below.

13.  Retirement Plan

We have a 401(k) Plan that was reopened to employees in May 2005. The 401(k) Plan covers all employees over the age of 21 with 1,000 hours of service in a 12-month eligibility computation. We make a contribution equal to one-half of the employee’s contribution up to the maximum of 6%. We can make discretionary contributions as determined by its board of directors, not to exceed the amount permissible under the Internal Revenue Code. We have not made any discretionary contributions since the plan was reopened.  For the fiscal year ended June 30, 2009, our matching expense was $74,324 and 401(k) payable balance as of June 30, 2009 was $0.

14. Subsequent Events

On September 1, 2009, subsequent to the end of the 2009 fiscal year, we closed a new debt facility with Terry M. Giles, a former member of our Board of Directors, for $4 million term loan. In connection with the loan, we granted to Mr. Giles a security interest in all of our assets. We issued a promissory note to Mr. Giles for the loan and each of our subsidiaries entered into a Subsidiary Guarantee with Mr. Giles to guarantee the Loan. In addition, during the first 12 months of the term of the loan, we have the right, in our sole discretion, to obtain an additional $500,000 loan from Mr. Giles on the same terms. In connection with and as required by the Loan, on September 1, 2009, we also repurchased 2,391,906 shares of common stock from certain stockholders at a price of $0.70 per share, pursuant to a Stock Redemption Agreement. We received net loan proceeds of $2,325,665.80, after payment of the stock repurchase but excluding our legal and other expenses for the transaction. We intend to use the net proceeds of the loan to fund our working capital and growth needs, and in particular our development efforts for our biomarker business.