Form 10-Q
period 2009-09-30
PACIFIC BIOMETRICS INC
filed 2009-11-13
CIK 1020475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

(206) 298-0068 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes  ☐  No  ☒
As of November 13, 2009, there were 16,813,133 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PACIFIC BIOMETRICS, INC.

INDEX TO FORM 10-Q

Page
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2009 (unaudited) and June 30, 2009	4

Consolidated Statements of Operations for the three months ended September 30, 2009 and September 30, 2008 (unaudited)	5

Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and September 30, 2008 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 4T - CONTROLS AND PROCEDURES	21

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS	22

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report to “we,” “us,” “our,” and the “Company” are to Pacific Biometrics, Inc. and our wholly-owned subsidiaries Pacific Biomarkers, Inc., PBI Technology, Inc., and BioQuant, Inc.  During the first quarter of fiscal 2010, we merged our wholly-owned subsidiary, Pacific Biomarkers, Inc., into our wholly-owned subsidiary, Pacific Biometrics, Inc. and changed the name of the surviving company to Pacific Biomarkers, Inc.

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

For a discussion of some of the factors that may affect our business, results and prospects, see the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. These risks and uncertainties include, but are not limited to, the concentration of our business with large clients, our ability to develop new technology and introduce new products, competition, fluctuations in general economic conditions, and changes in policies by regulatory agencies. Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports previously filed with the Securities and Exchange Commission, including our periodic reports on Forms 10-K, 10-Q and 8-K, and those described from time to time in our press releases and other communications.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,233,788	$1,365,406
Short-term investments	504,320	-
Accounts receivable, net	1,688,386	2,238,912
Other receivable, net	6,500	9,000
Inventory	127,679	171,885
Prepaid expenses and other assets	183,313	230,974
Total current assets	5,743,986	4,016,177

Property and equipment, net	814,625	813,258

Total assets	$6,558,611	$4,829,435

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$511,082	$678,818
Accrued liabilities	421,524	660,284
Advances from customers - current portion	174,779	155,471
Capital lease obligation - current portion	64,896	62,709
Secured note - current portion, net discount of $26,257	391,117	-
Total current liabilities	1,563,398	1,557,282

Advances from customers - long - term portion	272,032	272,032
Capital lease obligations - long - term portion	139,239	156,309
Secured note - long - term portion, net discount of $173,510	3,409,116	-
Total liabilities	5,383,785	1,985,623

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, Series A convertible $0.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2009 and June 30, 2009	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 19,099,539 shares issued and 16,813,133 outstanding at September 30, 2009, 19,099,539 shares issued and outstanding at June 30, 2009	192,050	190,995
Additional paid-in capital	29,193,052	29,121,334
Accumulated deficit	(26,741,667)	(26,468,517)
Treasury stock	(1,468,609)	-
Total stockholders' equity	1,174,826	2,843,812

Total liabilities and stockholders' equity	$6,558,611	$4,829,435

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	September 30,
	2009	2008

Revenues	$2,301,375	$1,805,042

Laboratory expenses and cost of sales	1,393,700	1,103,369
Gross profit	907,675	701,673

Operating expenses:
Selling, general and administrative	1,121,383	915,045

Operating loss	(213,708)	(213,372)

Other income (expense):
Interest expense	(53,100)	(111,058)
Gain on adjustment of embedded and freestanding derivatives to fair value	-	332,570
Amortization of deferred financing costs - secured convertible debt	-	(18,447)
Amortization of discount on debt	(5,958)	-
Other income (expense)	(384)	4,570
Total other income (expense)	(59,442)	207,635

Net loss before tax expense	(273,150)	(5,737)

Tax expense	-	-

Net loss	$(273,150)	$(5,737)

Net loss per share:	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic and diluted:	18,832,061	18,920,147

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(273,150)	$(5,737)

Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	75,609	53,469
Accretion of fair value assigned to conversion feature and warrants	-	69,044
Amortization of deferred financing costs on secured convertible note	-	18,447
Gain from embedded and freestanding derivative liabilities relating to secured convertible note	-	(332,570)
Amortization of fair value assigned to repurchased shares of common stock	5,958	-
Net losses (gains) on investments	1,713	-
Warrant expense for equipment lease and financing	-	2,956
Compensation expense from restricted shares and options	72,774	6,201
Changes in assets and liabilities:
Accounts receivable	550,526	642,103
Other receivable	2,500	451,291
Inventory	44,206	(80,816)
Prepaid expenses and other assets	47,661	(58,856)
Advances from customers	19,308	121,913
Accounts payable	(167,736)	(388,423)
Accrued liabilities	(238,760)	(127,387)
Net cash provided by operating activities	140,609	371,635

Cash flows from investing activities:
Purchases of capital equipment	(76,977)	(14,352)
Purchases of investments	(506,033)	-
Net cash used in investing activities	(583,010)	(14,352)

Cash flows from financing activities:
Payments on notes payable	-	(598,244)
Proceeds from loan	4,000,000	-
Repurchases of common stock	(1,674,334)	-
Payments on capital lease obligations	(14,883)	(11,416)
Net cash provided by (used in) financing activities	2,310,783	(609,660)

Net increase (decrease) in cash and cash equivalents	1,868,382	(252,377)
Cash and cash equivalents, beginning of period	1,365,406	1,196,310

Cash and cash equivalents, end of period	$3,233,788	$943,933

Supplemental Information:
Cash paid during the period for interest	$85,846	$42,833
Cash paid during the period for income taxes	$-	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFIC BIOMETRICS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation

We provide specialty reference laboratory services to the pharmaceutical, biotechnology, and diagnostics industries. Our company was incorporated in Delaware in May 1996. We conduct our business primarily through our wholly-owned subsidiary, Pacific Biomarkers, Inc., a Washington corporation. Our two other wholly-owned subsidiaries are PBI Technology, Inc., a Washington corporation, and BioQuant, Inc., a Michigan corporation. All material intercompany balances and transactions have been eliminated in the accompanying consolidated unaudited interim financial statements.

Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods. Operating results for the three-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited financial statements and related condensed notes should be read in conjunction with the audited financial statements and notes thereto, for our fiscal year ended June 30, 2009, as previously reported in our annual report on Form 10-K.

2.	Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the three-month period ended September 30, 2009 compared to what was previously disclosed in the our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Accounts Receivable

Trade accounts receivable are stated at amounts billed to and due from clients, net of an allowance for doubtful accounts. Credit is extended based on evaluation of a client’s financial condition, and collateral is not required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. We write off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. At September 30, 2009, we deemed no account receivable uncollectible.

Other accounts receivable consist of non-trade receivables such as state business and occupation tax refunds, notes receivable and employee advances. These receivables are stated at amounts per invoice or agreement and due from other parties, net of an allowance for doubtful accounts. They are evaluated with the same methods as utilized for trade accounts receivable. At September 30, 2009, we had $6,500 in other receivables.

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

In accordance with the guidance of the Financial Accounting Standards Board, all of our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized. As of September 30, 2009 and 2008, no impairment was deemed necessary.

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

Treasury Stock

Shares of common stock repurchased by us are recorded at cost and are included as a separate component of Shareholders’ equity. We repurchased 2,391,906 shares of our common stock having a fair value of $1,468,609 for the three-month period ended September 30, 2009.

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

Net Loss per Share

Basic loss per share is based upon the weighted average number of our outstanding common shares. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method. All per share calculations exclude treasury shares.

The net loss per common share for the quarters ended September 30, 2009 and 2008 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include 1,288,612 options and 3,898,027 warrants; however, such securities have not been included in the calculation of the net loss per common share as their effect would be antidilutive.

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	Three months ended
	September 30,
	2009	2008

Numerator - basic and diluted net loss	$(273,150)	$(5,737)

Denominator - basic or diluted weighted average common shares outstanding	18,832,061	18,920,147

Net loss per share - basic and diluted	$(0.01)	$(0.00)

During the quarter ended September 30, 2009, we repurchased 2,391,906 shares, increasing our treasury stock to 2,661,178 shares.  At September 30, 2009, we had 16,813,133 shares outstanding compared to 19,099,539 shares outstanding at June 30, 2009. The number of outstanding shares used above calculation reflects the weighted average number of shares outstanding during the three-month period in the quarter. For future periods of fiscal 2010, the per share calculation will be effected by the decrease in outstanding shares compared to the same periods of fiscal 2009.

Comprehensive Income

We have adopted current accounting standards for reporting comprehensive income and its components in the financial statements.  Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the quarters ended September 30, 2009 and 2008, our comprehensive loss equaled our net loss. Accordingly, a statement of comprehensive loss is not presented.

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

Accounting Changes and Recent Accounting Pronouncements

Initial Application of Accounting Standards

In the first quarter of fiscal 2010, we adopted the following accounting standards, none of which had a material impact on our financial position, results of operations or cash flows:

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), which is now the source of authoritative U.S. GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 2009. Additionally, we are using the new guidelines prescribed by the Codification when referring to GAAP, including the elimination of pre-Codification GAAP references unless accompanied by Codification GAAP references.

The accounting standard deferring the effective date of the fair value measurement standard for disclosures related to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. See Note 4 — Fair Value Measurements-Debt Financing in these Notes to Consolidated Financial Statements for fair value disclosures required by this standard.

The accounting standard requiring interim disclosures about fair value of financial instruments, which extends the annual disclosure requirements about fair value of financial instruments to interim reporting periods. See Note 4 in these Notes to Consolidated Financial Statements for fair value disclosures required by this standard.

The accounting standard updating accounting, presentation and disclosure requirements for noncontrolling interests in consolidated financial statements, which requires that noncontrolling interests (previously referred to as minority interests) be clearly identified and presented as a component of equity, separate from the parent’s equity. This standard also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in that subsidiary and the gain or loss on the deconsolidation of that subsidiary be measured at fair value. The adoption had no impact on our financial statements.

The accounting standard for determining whether instruments granted in share-based payment transactions are participating securities. There was no material change to our calculations of basic and diluted weighted average shares outstanding for prior periods.

The accounting standards for accounting for business combinations, which significantly change the accounting and reporting requirements related to business combinations, including the recognition of acquisition-related transaction and post-acquisition restructuring costs in our results of operations as incurred. While the adoption of these standards did not have a material impact on our financial position, results of operations or cash flows directly in the first quarter of fiscal 2010, it is expected to have a significant effect on the accounting for any future acquisitions we make.

Accounting Standards Issued But Not Yet Effective

In October 2009, the FASB issued two new accounting standards updates that:

Revise accounting and reporting requirements for arrangements with multiple deliverables. This update allows the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available, which is expected to increase the ability for entities to separate deliverables in multiple-deliverable arrangements and, accordingly, to decrease the amount of revenue deferred in these cases. Additionally, this update requires the total selling price of a multiple-deliverable arrangement to be allocated at the inception of the arrangement to all deliverables based on relative selling prices.

Clarify which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software, as well as undelivered related software elements are excluded from the scope of existing software revenue guidance, which is expected to decrease the amount of revenue deferred in these cases.

These updates are to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for us is our fiscal 2011, and must be adopted at the same time. Early adoption is permitted, and if these updates are adopted early in other than the first quarter of our fiscal year, then they must be applied retrospectively to the beginning of that fiscal year. We are currently evaluating the impact the adoption of these updates will have on our financial position, results of operations and cash flows.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (FASB ASU 09-13), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force).” FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB Topic 605-25 (Revenue Recognition – Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. We may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. We are currently evaluating the impact FASB ASU 09-13 will have on our consolidated financial statements.

3.  Concentration of Credit Risk

Our largest client in the quarter ended September 30, 2009 accounted for approximately 21% of our total revenues, while our largest client in the quarter ended September 30, 2008 accounted for approximately 25% of our total revenues. As of September 30, 2009 and 2008, approximately 38% and 43% of our accounts receivable balance was from the two largest clients at that time. These were different clients in each fiscal period. Component clients included in the largest client calculation may vary from period to period.

The majority of our clients are pharmaceutical companies, many of which are on the list of Fortune 1000 companies. For our revenue calculations, we aggregate revenues we receive from several divisions within a pharmaceutical company client as one single client.  For the quarter ended September 30, 2009, 63% of our revenue was derived from Fortune 1000 clients compared to 42% for the quarter ended September 30, 2008. We believe that our exposure to concentration of credit risk is very low considering the financial strength of our clients.

We maintain cash in three insured commercial accounts and one uninsured investment account at major financial institutions. Although the financial institutions are considered creditworthy and have not experienced any losses on client deposits, our cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $2,733,288 at September 30, 2009 and by $693,933 at September 30, 2008. Management will continue to monitor the creditworthiness of the financial institutions holding our deposits.  FDIC limits were increased from $100,000 per insured account to $250,000 per insured account effective October 10, 2008. The new FDIC limits expire on December 31, 2009.

4.  Fair Value Measurements – Debt Financing

We follow ASC Topic 820 and 825, (SFAS 157, Fair Value Measurements) which clarify a number of considerations with respect to fair value measurement objectives for financial reporting and expand disclosures about the use of fair value measurements. The guidance regarding fair value measurements is intended to increase consistency and comparability among fair value estimates used in financial reporting. The disclosure requirements are intended to provide users of financial statements with the ability to assess the reliability of an entity's fair value measurements.

Definition of Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, therefore, represents an exit price, not an entry price. We hold or have held fixed maturities, equity securities, derivatives, and embedded derivatives, which are carried at fair value.

The degree of judgment utilized in measuring the fair value of financial instruments is largely dependent on the level to which pricing is based on observable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. Financial instruments with readily available active quoted prices would be considered to have fair values based on the highest level of observable inputs, and little judgment would be utilized in measuring fair value. Financial instruments that rarely trade would be considered to have fair value based on a lower level of observable inputs, and more judgment would be utilized in measuring fair value.

Valuation Hierarchy

A three-level hierarchy for valuing assets or liabilities at fair value based on whether inputs are observable or unobservable.

•
Level 1 - includes assets and liabilities valued using inputs that are quoted prices in active markets for   identical assets or liabilities. Our Level 1 assets include exchange traded securities and U.S. Treasury securities.

•
Level 2 - includes assets and liabilities valued using inputs that are quoted prices for similar assets in an active market, quoted prices for identical or similar assets in a market that is not active, observable inputs, or observable inputs that can be corroborated by market data. Level 2 assets and liabilities include those financial instruments that are valued by independent pricing services using models or other valuation methodologies. These models are primarily industry-standard models that consider various inputs such as interest rate, credit spread, reported trades, broker/dealer quotes, issuer spreads and other inputs that are observable or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: certain public and private corporate fixed maturity securities; certain government or agency securities; certain mortgage and asset-backed securities; and non-exchange-traded derivatives such as call options.

•
Level 3 - includes assets and liabilities valued using unobservable inputs that are used in model-based valuations that contain management assumptions. Level 3 assets and liabilities include those financial          instruments whose fair value is estimated based on non-binding broker prices or internally developed models or methodologies utilizing significant inputs not based on, or corroborated by, readily available market information. Financial instruments in this category include certain corporate securities (primarily private placements), certain mortgage and asset-backed securities, and other less liquid securities.

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.
This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions. Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment.

Debt Financing

On September 1, 2009, we obtained $4,000,000 in debt financing from a member of our Board of Directors, Mr. Terry Giles. Pursuant to the terms of the loan agreement, we were required to use a portion of the loan proceeds to repurchase 2,391,906 shares of common stock from Mr. Giles and certain other parties designated by Mr. Giles at a price of $0.70 per share or an aggregate price of $1,674,334. Concurrent with the financing transaction, Mr. Giles resigned from the Board of Directors.  We issued a secured note payable bearing interest at 12% per annum, due on August 31, 2013. The net loan proceeds will be used for working capital and general corporate purposes.  We received net loan proceeds of $2,325,666, after payment for stock repurchase of 2,391,906 shares of common stock at a price of $0.70 per share for $1,674,334. We apply ASC Topic 820 and 825 (SFAS 157, Fair Value Measurements) to assess the fair value of the repurchased shares of common stock (which were illiquid for a period of time).

Our common stock is considered to be thinly traded for the following reasons: a) our common stock is quoted on the OTCBB; b) the trading volume is less than 100,000 shares per day; c) the trading  volume in dollars is less than $250,000 per day; d) the Bid/Ask Spread  less than $0.50 per share; e)  our common stock is traded at less than $1 per share and is classified as a “penny stock”;  and f) our Market Capitalization  is less than $50 million.

Due to our stock being thinly traded, we determined that the quoted market price on the OTCBB of our stock was not the strongest or the leading indicator of fair value in regards to this stock repurchase transaction.  Our management performed additional analysis to further analyze the value of the business (referred to as Level 2 and Level 3 data under ASC Topic 820 and 825, SFAS 157, Fair Value Measurements).  Since the reported stock price alone was not considered to be a sufficient measure of fair value, the fair value was based on factors including the historical market and financial data, specifically, revenue, earnings, cash on hand to market value (using market capitalization) and trading volume to value. The fair value estimated for the shares repurchased are measured using a bid-ask regression model which uses Level 2 inputs for the determination of fair value, which did take into account quoted market price of the common stock.

The 2,391,906 shares that were repurchased are treated as treasury stock and we recorded them on our balance sheet as treasury stock a fair value of $1,468,609 which was determined using a combination of the items noted above.  We recorded $205,725 on our balance sheet as a discount on the secured note, representing the difference between the fair value of the common stock repurchased and the repurchase price. The discount on the Note is being amortized as interest expense using the effective interest method over the 48-month term of the Note. At September 30, 2009, the unamortized discount on the Note was approximately $200,000.

Interest on the Note is payable monthly, with the first 8 months being interest only ($40,000 per month) beginning September 30, 2009, and thereafter 40 monthly payments of principal and interest ($121,822 each). The Note will mature on August 31, 2013. Interest on the Note is payable monthly, with the first 8 months being interest only ($40,000 per month) beginning September 30, 2009, and thereafter 40 monthly payments of principal and interest ($121,822 each). The Note will mature on August 31, 2013. The Note is redeemable at the option of the Company, in whole or in part, plus accrued and unpaid interest, if any, to the date of redemption.

	September 30, 2009
	Amortized	Loan	Estimated
	Cost	Discount	Fair Value

Common stock repurchased	$1,674,334	$(205,725)	$1,468,609

5.  Stock Based Compensation

We granted to certain officers and employees 105,500 restricted shares and 151,700 stock options under our stock incentive plan during the three-month period ended September 30, 2009. We did not grant any equity-based awards in the comparable period last fiscal year. The fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of option activity from July 1, 2009 through September 30, 2009 is presented below:

	Number of Options	Weighted Average Exercise Price
Options outstanding at July 1, 2009	1,403,637	$0.76
Granted	151,700	0.60
Forfeited	-	-
Exercised	-	-
Options outstanding at September 30, 2009	1,555,337	0.74
Exercisable outstanding at September 30, 2009	1,288,612	$0.78

We use the Black-Scholes option-pricing model to estimate the calculated value of our share-based payments. Stock options are valued as of the date of grant. The volatility assumption used in the Black-Scholes formula is based on the volatility of our common stock. We used the following assumptions to compute the fair value of option grants for the three-month periods ended September 30:

	2009	2008
Expected volatility	152%	109%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4%	3%
Expected life	10 years	10 years

The weighted average fair value on the date of the option grant was $74,796 for the three months ended September 30, 2009.  The total unrecognized share-based compensation costs related to non-vested stock options outstanding at September 30, 2009 was $202,711 and is expected to be recognized over a weighted average period of approximately 5.5 years.

Restricted Stock

We granted Restricted Stock, which we refer to as RS, to certain officers and employees under our stock incentive plan. All RSs vest on the three-year anniversary of the date of grant. The fair value of our RS is based on the grant-date fair market value of the common stock, which equals the grant date market price.

As of September 30, 2009, all restricted shares are deemed vested by the Company. As of September 30, 2009, we have no unrecognized compensation cost.

Compensation expense for share-based awards was $72,774 and $6,201 for the three months ending September 30, 2009 and 2008, respectively. Amounts were included in our consolidated statements of operations as follows:

	Three months ended
	September 30, 2009	September 30, 2008
Cost of sales	$5,614	$2,231
Selling and administrative expenses	67,160	3,970
Total compensation expense	$72,774	$6,201

6.  Short-term Investments

We classify our fixed maturity securities into one of three categories: (i) "actively managed" (which we carry at estimated fair value with any unrealized gain or loss, net of tax and related adjustments, recorded as a component of shareholders' equity); (ii) "trading" (which we carry at estimated fair value with changes in such value recognized as trading income); or (iii) "held to maturity" (which we carry at amortized cost). We had $504,320 of fixed maturity securities classified as held to maturity during the period presented in these financial statements.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Investors should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes in this Form 10-Q and our audited financial statements and related notes for the year ended June 30, 2009, included in our Annual Report on Form 10-K.

Overview

We provide specialty laboratory services to support pharmaceutical and laboratory diagnostic manufacturers in the conduct of human clinical research, for use in their drug and diagnostic product development efforts. Our clients include a number of the world’s largest multi-national pharmaceutical, biotechnology and diagnostic companies. Our well-recognized specialty areas include cardiovascular disease (dyslipidemia, atherosclerosis, and coronary heart disease), diabetes (and obesity), and bone and joint diseases (osteoporosis as well as osteo and rheumatoid arthritis). Coupled with our specialty testing, we also have central laboratory capability and provide full-service central laboratory support for multi-center clinical trials. Beginning in fiscal 2008, we expanded our service offering to include clinical biomarker services for novel biomarkers, as well as custom assay services, to our pharmaceutical and biotechnology clients. Through our biomarker services, we provide assay development services for novel biomarkers, as well as custom assay services for immunogenicity testing and multiplex testing.

Our company is a Delaware corporation, incorporated in May 1996, and we conduct our operations primarily through our wholly-owned subsidiary, Pacific Biomarkers, Inc., a Washington corporation.  During the first quarter of fiscal 2010, we merged our wholly-owned subsidiary, Pacific Biomarkers, Inc., into our wholly-owned subsidiary, Pacific Biometrics, Inc. and changed the name of the surviving company to Pacific Biomarkers, Inc.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates since the end of our 2009 fiscal year. For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified. There are other accounting policies that are significant to our company. For a more detailed discussion on the application of these and our other accounting policies, see Note 2 to our Consolidated Financial Statements included in this Report and Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Fair Value Measurements

We follow ASC Topic 820 and 825, (SFAS 157, Fair Value Measurements)  in determining the fair value in our recent repurchase of shares of common stock, SFAS 157 clarifies a number of considerations with respect to fair value measurement objectives for financial reporting and expands disclosures about the use of fair value measurements.  The degree of judgment utilized in measuring the fair value of financial instruments is largely dependent on the level to which pricing is based on observable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. See Note 4 to our Consolidated Financial Statements. In valuing the repurchased shares from our $4 million debt financing in September 2009, we chose a bid-ask regression model as the most appropriate method to determine the fair value of these shares.  We would expect material differences in reporting of the fair value of these shares, had we chosen other methods in determining the fair value.  The discount to the Note derived from the fair value of the shares and interest expense derived from the discount may have been a higher or lower amount.  For example, a regression model based on restricted share regression analysis would produce a higher discount amount. Alternatively, had we chosen the market closing price for fair value, the discount would have been zero.  However, due to the thin trading characteristics of our stock within the OTCBB market, the number of shares repurchased, other observable and unobservable inputs, it was our judgment that the method utilized in estimating the fair value of these shares was appropriate for this transaction.

Results of Operations for Three Months Ended September 30, 2009 and 2008

Revenue:

	Three months Ended
Dollars in thousands, rounded to nearest	September 30,		$	%
thousand	2009	2008	Change	Change
Revenue	$2,301	$1,805	496	27

We generate the majority of our revenue from clinical pharmaceutical trials testing, clinical biomarker services and diagnostic services. Our revenue increased approximately 27% to $2,301,000 from $1,805,000 between the comparable quarters ended September 30, 2009 and 2008. Our revenue fluctuations are due to the variability in the volume of testing services we perform, and by the timing between our work on testing and open work orders, and prior work orders having been completed or terminated. For the quarter ended September 30, 2009, we benefited from strong levels of testing revenue in the diabetes and rheumatoid arthritis therapeutic areas as well as an increase in clinical biomarker services.

We perform services for pharmaceutical and biotech companies, which include our clinical trials testing and our biomarkers services (“Direct Clinical Services”), and we also perform services for other large clinical laboratories that refer specialty laboratory testing to us (“Referral Laboratories”). The following table provides a breakdown of the percentage of our total revenue generated from each of our service areas for the comparable quarters ended September 30, 2009 and 2008:

	Direct Clinical Services
	Direct Trials Testing	Biomarkers	Referral Laboratories	Diagnostic Services
Three months Ended September 30, 2009	49%	13%	37%	1%
Three months Ended September 30, 2008	54%	6%	39%	1%

We believe that the overall significant increase in revenue for the quarter ended September 30, 2009 reflects our significant investments in business development initiatives over several fiscal years, particularly directed towards Direct Clinical Services.  We have seen growth in our biomarker services and we expect to see our biomarker services represent a larger portion of our revenue during fiscal 2010. As discussed in our Annual Report on Form 10-K for the 2009 fiscal year, we are continuing to monitor and evaluate the shift in the industry to “adaptive clinical trials” and how this may impact us going forward.

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

Laboratory Expense and Cost of Goods Sold:

	Three months Ended
Dollars in thousands, rounded to nearest	September 30,		$	%
thousand	2009	2008	Change	Change
Laboratory Expenses and Cost of Goods Sold	$1,394	$1,103	291	26
Percentage of Revenue	61%	61%

Laboratory expense and cost of goods sold consist primarily of salaries and related benefits to employees performing analysis of clinical trial samples and the cost of chemical reagents and supplies for analysis of clinical trial samples, and secondarily, of payments to subcontractors for laboratory services, rent, insurance, business and occupation taxes. The primary expense increases for the quarter ended September 30, 2009 were from reagents, salaries and employee benefits, although as a percentage of our total revenue our expenses in this category remained constant.

Generally, laboratory expense and cost of goods sold include expense items that are highly variable due to the mix of services we provide in any given period, the overall volume of tests performed, the use of new and highly complex assays and the volume of subcontracted laboratory services. The following table illustrates changes in laboratory expense and cost of goods sold in fixed and variable expense categories:

	Three months Ended
	September 30,
Dollars in thousands, rounded to nearest thousand	2009	% of revenue	2008	% of revenue	$ change	% change
Fixed Cost Detail
Rent, Utilities, Certain Taxes	$164	7%	$127	7%	$37	29%

Variable Cost Detail
Wages, Taxes, Benefits	628	27%	507	28%	121	24%
Reagent Chemicals	462	20%	355	20%	107	30%
Other Variable Costs	140	7%	114	6%	26	23%
Total	1,230	54%	976	54%	254	26%

Total Cost of Goods Sold	$1,394	61%	$1,103	61%	$291	26%

For the comparable quarters ended September 30, 2009 and 2008, laboratory expense and cost of goods sold increased by approximately $291,000, or 26%, to $1,394,000, up from $1,103,000. Laboratory expense and cost of goods sold as a percentage of revenue was approximately 61% for both quarters ended September 30, 2009 and 2008. Our increase in laboratory expense and cost of goods sold was due to increases in variable costs of salaries, related benefits and laboratory reagents and in fixed costs of our rent.

The largest component of laboratory expense for the quarter ended September 30, 2009 was salaries and related benefits. Laboratory salaries and related benefits increased 24% to approximately $628,000 from $507,000 for the quarters ended September 30, 2009 and 2008 as a result of an increase in staff to accommodate increases in the complexity and volume of tests performed. These expenses represented approximately 27% and 28%, respectively, as a percentage of revenue for the comparable periods.

The other major component of laboratory expense for the quarter ended September 30, 2009 was the cost of laboratory reagents and supplies for analysis of clinical trial samples. Over the last three fiscal years, reagent chemicals used in our laboratory testing have averaged approximately 20% in cost as a percentage of revenue, but may vary considerably depending on the type of lab testing we are asked to perform, and constitute a significant expense item for our business. During the comparable quarters ended September 30, 2009 and 2008, laboratory reagents and supplies increased by 30% to approximately $462,000 from $355,000 as a result of an increase in the number of tests performed. The cost of laboratory reagents and supplies as a percentage of revenue was approximately 20% for the comparable quarters ended September 30, 2009 and 2008. This is a favorable result as we experienced significant reagent cost increases during the third and fourth quarters of the prior fiscal year (fiscal 2009).

Other variable costs increased 23% for the comparable quarters, to $140,000 from $114,000. The increase was primarily due to increases in laboratory repair and maintenance expense and outside service costs for outsourced testing.

Fixed Costs for the quarter ended September 30, 2009 increased 29% compared to the quarter ended September 30, 2008, to approximately $164,000 from $127,000. This increase was mainly due to increases in laboratory depreciation and rent for our new biomarker services facility.

Selling, General and Administrative Expense:

	Three months Ended
Dollars in thousands, rounded to	September 30,		$	%
nearest thousand	2009	2008	Change	Change
Selling, General and Administrative Expense	$1,121	$915	206	23
Percentage of Revenue	49%	51%

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

For the comparable quarters ended September 30, 2009 and 2008, our selling, general and administrative expense increased 23% to approximately $1,121,000, up from $915,000. As a percentage of revenue, selling, general and administrative expense was 49% and 51%, respectively, for the quarters ended September 30, 2009 and 2008. The decrease in selling, general and administrative expense as a percentage of revenue was the result of the significant increase in our revenues between the comparable periods.

The dollar increase in our selling, general and administrative expenses for the comparable periods is due in large part to increases in legal, accounting and other public company expense, share-based compensation, and salaries and related benefits.  Our legal, accounting and other public company expense increased for the first quarter of fiscal 2010 due to increased legal and accounting fees, including expenses for our debt financing with Terry Giles, and increases in our insurance premiums.  Our share-based compensation increased due to our awards of restricted stock and stock options during the first quarter of fiscal 2010, compared to no such awards in the comparable quarter of fiscal 2009. Our salary and benefit expenses increased due to one addition to the administration staff and two new hires in our Science and Technology team to support our clinical biomarkers area. These increases were offset somewhat by decreases in advertising and marketing expense, consulting expense and travel expense.

Other Income (Expense):

	Three months Ended
Dollars in thousands, rounded to	September 30,		$	%
nearest thousand	2009	2008	Change	Change
Other Income/(Expense)	$(59)	$208	(267)	(128)
Percentage of Revenue	(3)%	12%

We had other expense of approximately $59,000 for the quarter ended September 30, 2009, compared to other income of approximately $208,000 for the quarter ended September 30, 2008. The main component of other income/expense for the quarter ended September 30, 2009 was interest expense of approximately $53,000 compared to approximately $111,000 interest expense in the comparable fiscal period last year. Interest expense for the quarter ended September 30, 2009 included $40,000 of interest related to our debt financing with Terry M. Giles. We also recorded $5,958 of expense related to the amortization of the discount on the debt for the quarter ended September 30, 2009. We had no comparable amortization expense for the comparable fiscal period last year.

As previously disclosed, we used a portion of our $4 million debt financing to repurchase 2,391,906 shares of common stock at a price of $0.70 per share.  In accordance with SFAS 157 (see Note 4 to our Consolidated Financial Statements), we are required to assess the “fair value” of the repurchased shares of common stock.  Although the closing price of the common stock on September 1, 2009, the closing date of the financing, was $0.95 per share, we could not rely on that measurement alone.  Based on historical market and financial data (specifically revenue, earnings, cash on hand to market value (using market capitalization) and trading volume to value), we determined a fair value of the repurchased shares of $1,468,609 (or approximately $0.61 per share), representing a discount to the term loan of approximately $206,000. This loan discount will be amortized over the 48 month-term of the loan as interest expense.  For the quarter ended September 30, 2009, we recorded $5,958 as amortized interest expense.  We had no comparable amortization expense for the comparable fiscal period last year.

A significant change between the two comparable quarters is attributable to the net income we recognized in fiscal 2009 due to the accounting treatment on the Laurus convertible notes, which were paid in full as of December 31, 2008. Our “other income” for the first quarter last year included a net gain attributable to the Laurus convertible notes in the amount of approximately $246,000, due to adjustments to the value of the embedded derivative, non-cash interest expense for the intrinsic value of the conversion feature and warrants, and amortization of deferred financing costs. We had no comparable gain, non-cash interest expense or amortization costs in the first quarter of the current fiscal year.

Net Loss:

	Three months Ended
Dollars in thousands, rounded to nearest	September 30,		$	%
thousand	2009	2008	Change	Change
Net Loss	$(273)	$(6)	(267)	(4450)
Percentage of Revenue	(12)%	(0)%

We had a net loss of approximately $(273,000) for the quarter ended September 30, 2009 compared to a net loss of approximately $(6,000) for the quarter ended September 30, 2008. Although our net loss increased for the first quarter of the current fiscal year, our gross profit increased 29% to $908,000 from $702,000 compared to the quarter ended September 30, 2008.

The primary reason for the change in our net loss between quarters was that fiscal 2009 included a significant net gain due to the accounting treatment for the Laurus convertible notes (as described above in “Other Income/(Expense)”), whereas we had no similar non-cash gain in the first quarter of fiscal 2010.  Other changes affecting our net loss are described above under “Laboratory Expense and Cost of Goods Sold” and “Selling, General and Administrative Expense.”

Liquidity and Capital Resources:

At September 30, 2009 our cash and cash equivalents were approximately $3,234,000, compared to approximately $1,365,000 at June 30, 2009. At September 30, 2009, we had approximately $1,688,000 in accounts receivable, compared to approximately $2,239,000 as of June 30, 2009, reflecting timing of revenues billed and collected. Our accounts receivable generally reflect our billings, and may include one or several individually large customer receivables from time to time. We generally have a high collectibility rate on our accounts receivable, and our allowance for doubtful trade accounts is approximately $34,000, which we believe is reasonable based on our past experience.

Total liabilities recorded on our balance sheet as of September 30, 2009 were approximately $5,384,000 compared to approximately $1,986,000 as of June 30, 2009. This significant increase in liabilities was the result of our $4 million debt financing in September 2009 from Terry M. Giles, a former member of our Board of Directors. We received net loan proceeds of $2,325,666, after payment for stock repurchase of 2,391,906 shares of common stock at a price of $0.70 per share for $1,674,334, but excluding our legal and other expenses for the transaction. We intend to use the net proceeds of the loan to fund our working capital and growth needs, and in particular development efforts for our biomarker business. The loan is due and payable over 48 months, with the first 8 months being interest only ($40,000 per month) beginning September 30, 2009, and thereafter 40 monthly payments of principal and interest ($121,822 each).  During the first 12 months of the term of the loan, we have the right, in our sole discretion, to obtain an additional $500,000 loan from Mr. Giles on the same terms. Other than this term loan with Mr. Giles, we do not have available to us a bank line of credit or other general borrowing facility.

At September 30, 2009, we had working capital of approximately $4,181,000, compared to approximately $2,459,000 at June 30, 2009. The increase of approximately $1,722,000 in our working capital is mainly attributable to a significant increase in our cash position from net proceeds from debt financing, whereas only a portion of this loan is recorded as a current liability (affecting working capital) and the balance is recorded as a long-term liability. Other changes providing a positive impact in working capital included decreases in accounts payable, accrued liabilities and capital leases obligations. Changes providing a negative impact included decreases in accounts receivable, inventory and prepaid expenses and increases in advances from customers and our secured note obligation. Other receivable included $451,000 from a state business and occupation tax refund for fiscal 2008. Net cash from operations has also improved our working capital position.

Net cash provided by operating activities was approximately $141,000 for the quarter ended September 30, 2009 and included the effect of approximately $76,000 in depreciation and amortization and approximately $73,000 in expense from share-based compensation. Our investing activities used cash of approximately $583,000 for the quarter ended September 30, 2009 for the purchase of capital equipment and investments. Cash flow provided by or used in financing activities included $4,000,000 provided by gross loan proceeds, approximately $1,674,000 used in common stock repurchase and $15,000 used in payments on capital lease obligations.

On September 1, 2009 we repurchased 2,391,906 shares of our outstanding common stock as condition for obtaining the $4 million debt financing. We did not repurchase the stock in open market transactions. The funds for the repurchase came from cash received from the related $4 million debt financing. We have repurchased the common shares at a cost of approximately $1,674,334.

We experienced an increase in our cash and working capital position from operations during the quarter ended September 30, 2009 and we believe that our cash, current assets and cash flows from operations will be sufficient to fund current operations through calendar 2010.

In fiscal 2010, we will continue to actively pursue business development and marketing activities to broaden our client and revenue base. In particular, we anticipate making additional capital and human resource investments for our clinical biomarker services. We may also invest from time to time in our technology infrastructure, operations and other areas of our business. These efforts will use significant amounts of time, effort and funding.

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

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) accumulated and communicated to management, including our Chief Executive Officer and Vice President and Controller, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues if any, within a company have been detected.

As of the end of the period covered by this Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Vice President and Controller. Based upon that evaluation, our Chief Executive Officer and Vice President and Controller concluded that our disclosure controls and procedures are effective at September 30, 2009.

During the quarterly period covered by this report, there were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

21.1	Subsidiaries of Pacific Biometrics, Inc.
31.1	Certification of Ronald R. Helm, Chief Executive Officer
31.2	Certification of John P. Jensen, Vice President and Controller
32.1
Certification of Ronald R. Helm, Chief Executive Officer and John P. Jensen, Vice President and Controller, of Pacific Biometrics, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 2009

/s/ Ronald R. Helm
Ronald R. Helm
Chief Executive Officer
(principal executive officer)

/s/ John P. Jensen
John P. Jensen
Vice President and Controller
(principal financial and accounting officer)