Form 10-Q
period 2009-12-31
PACIFIC BIOMETRICS INC
filed 2010-02-11
CIK 1020475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File No. 0-21537

Pacific Biomarkers, Inc.
(Exact name of registrant as specified in its charter)
Delaware	93-1211114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 West Harrison Street Seattle, Washington (Address of principal executive offices)	98119 (Zip Code)
(206) 298-0068 (Registrant’s telephone number, including area code)

Pacific Biometrics, Inc.
(Former name, if changed since last report)

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
 Yes ☐   No ☒
As of February 8, 2010, there were 16,642,418 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PACIFIC BIOMARKERS, INC.

INDEX TO FORM 10-Q

Page
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2009 (unaudited) and June 30, 2009	4

Consolidated Statements of Operations for the three- and six-month periods ended December 31, 2009 and 2008 (unaudited)	5

Consolidated Statements of Cash Flows for the six-month periods ended December 31, 2009 and 2008 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 4T - CONTROLS AND PROCEDURES	23

PART II - OTHER INFORMATION

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24

ITEM 5 – OTHER INFORMATION	24

ITEM 6 – EXHIBITS	25

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report to “we,” “us,” “our,” and the “Company” are to Pacific Biomarkers, Inc. and our wholly-owned subsidiaries Pacific Biomarkers, Inc., PBI Technology, Inc., and BioQuant, Inc.

As approved at our 2009 annual stockholders’ meeting, we changed our name from Pacific Biometrics, Inc. to Pacific Biomarkers, Inc. effective December 17, 2009.  In addition, during the first quarter of fiscal 2010, we merged our wholly-owned subsidiary, Pacific Biomarkers, Inc., into our wholly-owned subsidiary, Pacific Biometrics, Inc. and changed the name of the surviving company to Pacific Biomarkers, Inc.

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

The forward-looking statements in this Report reflect management’s current views and expectations with respect to our business, strategies, services, future results and financial performance. All statements other than statements of historical fact, including statements addressing projected results of operations or our future financial position, made in this Quarterly Report on Form 10-Q are forward looking statements. In particular, the words “expect,” “anticipate,” “estimate”, “desire”, “goal”, “ believe”, “may”, “will”, “should”, “could”, “intend”, “objective”, “seek”, “plan”, “strive”, variations of such words, or similar expressions, or the negatives of these words, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. The absence of these words does not mean that any particular statement is not a forward-looking statement.

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

PACIFIC BIOMARKERS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,264,024	$1,365,406
Short-term investments	502,237	-
Accounts receivable, net	1,175,432	2,238,912
Other receivable, net	3,500	9,000
Inventory	172,904	171,885
Prepaid expenses and other assets	159,834	230,974
Total current assets	5,277,931	4,016,177

Property and equipment, net	754,266	813,258

Total assets	$6,032,197	$4,829,435

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$550,217	$678,818
Accrued liabilities	377,440	660,284
Advances from customers - current portion	203,008	155,471
Capital lease obligation - current portion	67,171	62,709
Secured note - current portion, net discount of $31,802	646,148	-
Total current liabilities	1,843,984	1,557,282

Advances from customers - long - term portion	272,032	272,032
Capital lease obligations - long - term portion	121,565	156,309
Secured note - long - term portion, net discount of $155,833	3,166,217	-
Total liabilities	5,403,798	1,985,623

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,642,418 shares issued and outstanding at December 31, 2009, 19,099,539 shares issued and outstanding at June 30, 2009	166,424	190,995
Additional paid-in capital	27,661,271	29,121,334
Accumulated deficit	(27,199,296)	(26,468,517)
Total stockholders' equity	628,399	2,843,812

Total liabilities and stockholders' equity	$6,032,197	$4,829,435

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFIC BIOMARKERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenues	$2,113,795	$3,230,913	$4,415,170	$5,035,955

Laboratory expenses and cost of sales	1,380,457	1,570,235	2,774,157	2,673,604
Gross profit	733,338	1,660,678	1,641,013	2,362,351

Operating expenses:
Selling, general and administrative	1,040,375	1,106,173	2,161,758	2,021,218

Operating income (loss)	(307,037)	554,505	(520,745)	341,133

Other income (expense):
Interest expense	(138,851)	(28,628)	(191,951)	(139,686)
Gain on adjustment of embedded and freestanding derivatives to fair value	-	343,121	-	675,691
Amortization of deferred financing costs - secured convertible debt	-	-	-	(18,447)
Amortization of discount on debt	(12,132)	-	(18,090)	-
Other income	391	107,673	7	112,243
Total other income (expense)	(150,592)	422,166	(210,034)	629,801

Net income (loss) before tax expense	(457,629)	976,671	(730,779)	970,934

Tax expense	-	-	-	-

Net income (loss)	$(457,629)	$976,671	$(730,779)	$970,934

Net income (loss) per share	$(0.03)	$0.05	$(0.04)	$0.05

Weighted average common shares outstanding, basic and diluted:	16,711,096	19,039,524	18,141,744	18,964,873

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMARKERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(730,779)	$970,934

Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	151,114	121,940
Accretion of fair value assigned to conversion feature and warrants	-	88,134
Amortization of deferred financing costs on secured convertible note	-	18,447
Gain from embedded and freestanding derivative liabilities relating to secured convertible note	-	(675,691)
Amortization of fair value assigned to repurchased shares of common stock	18,090	-
Discount accretion and premium amortization of held-to-maturity securities	4,473	-
Warrant expense for equipment lease and financing	-	3,943
Compensation expense from restricted shares and options	49,590	90,485
Changes in assets and liabilities:
Accounts receivable	1,063,480	123,692
Other receivable	5,500	451,291
Inventory	(1,019)	(48,593)
Prepaid expenses and other assets	71,140	(73,901)
Advances from customers	47,537	80,425
Accounts payable	(128,601)	(104,933)
Accrued liabilities	(282,844)	(58,305)
Net cash provided by operating activities	267,681	987,868

Cash flows from investing activities:
Purchases of capital equipment	(92,122)	(14,783)
Purchases of investments	(506,710)	-
Net cash used in investing activities	(598,832)	(14,783)

Cash flows from financing activities:
Payments on notes payable	-	(869,136)
Proceeds from loan	4,000,000	-
Repurchases of common stock	(1,674,334)	-
Restricted stock transferred for employee withholding tax liability	(65,614)
Payments on capital lease obligations	(30,283)	(20,626)
Net cash provided by (used in) financing activities	2,229,769	(889,762)

Net increase in cash and cash equivalents	1,898,618	83,323
Cash and cash equivalents, beginning of period	1,365,406	1,196,310

Cash and cash equivalents, end of period	$3,264,024	$1,279,633

Supplemental Information:
Cash paid during the period for interest	$136,606	$59,505

Non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$-	$108,316

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMARKERS, INC.

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

Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods. Operating results for the three- and six-month periods ended December 31, 2009 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited financial statements and related condensed notes should be read in conjunction with the audited financial statements and notes thereto, for our fiscal year ended June 30, 2009, as previously reported in our annual report on Form 10-K.

2.     Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the six-month period ended December 31, 2009 compared to what was previously disclosed in the our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Accounts Receivable

Trade accounts receivable are stated at amounts billed to and due from clients, net of an allowance for doubtful accounts. Credit is extended based on evaluation of a client’s financial condition, and collateral is not required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. We write off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. At December 31, 2009, we deemed no account receivable uncollectible.

Other accounts receivable consist of non-trade receivables such as state business and occupation tax refunds, notes receivable and employee advances. These receivables are stated at amounts per invoice or agreement and due from other parties, net of an allowance for doubtful accounts. They are evaluated with the same methods as utilized for trade accounts receivable. At December 31, 2009 and June 30, 2009, we had $3,500 and $9,000 in other receivables, respectively.

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

In accordance with the guidance of the Financial Accounting Standards Board, all of our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized. As of December 31, 2009 and 2008, no impairment was deemed necessary.

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

Treasury Stock

Shares of common stock repurchased by us are recorded at cost and are included as a separate component of stockholders’ equity. We repurchased 2,391,906 shares of our common stock having a fair value of $1,468,609 for the six-month period ended December 31, 2009. In addition, 91,132 employee-owned shares were surrendered to satisfy the withholding taxes due upon vesting of restricted stock. The value of the surrendered stock was $65,615. In December 2009 we retired all our treasury stock and this stock is no longer considered treasury stock, but returned to authorized and unissued stock. At December 31, 2009 and June 30, 2009, the total value of our treasury stock was zero.

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

Net Income (Loss) per Share

Basic income (loss) per share is based upon the weighted average number of our outstanding common shares. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method. All per share calculations exclude treasury shares. There were no treasury shares at December 31, 2009.

The net income (loss) per common share for the three- and six-month periods ended December 31, 2009 and 2008 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include 1,480,056 options and 3,898,027 warrants; however, such securities have not been included in the calculation of the net loss per share as their effect would be antidilutive.

Components of basic and diluted income (loss) per share were as follows for the three- and six-month periods ended December 31:

	Three months Ended		Six months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Numerator - basic and diluted net income (loss)	$(457,629)	$976,671	$(730,779)	$970,934

Denominator - basic or diluted weighted average common shares outstanding	16,711,096	19,039,524	18,141,744	18,964,873

Net income (loss) per share - basic and diluted	$(0.03)	$0.05	$(0.04)	$0.05

During the six-month period ended December 31, 2009, we repurchased 2,391,906 shares and acquired 91,132 employee-owned shares, increasing our treasury stock to 2,483,038 shares. There were no treasury shares at Decmeber 31, 2009. As most of the shares were repurchased during the quarter ended September 2009, the number of weighted average common shares outstanding for the three months ended December 31, 2009 is significantly lower than the number of weighted average common shares outstanding for the six months ended December 31, 2009. For future periods of fiscal 2010, the per share calculation will be affected by the decrease in outstanding shares compared to the same periods of fiscal 2009.

Comprehensive Income

We have adopted current accounting standards for reporting comprehensive income and its components in the financial statements.  Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the three- and six-month periods ended December 31, 2009, our comprehensive loss equaled our net loss. Accordingly, a statement of comprehensive loss is not presented. For the three- and six-month periods ended December 31, 2008, our comprehensive income equaled our net income.

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

Accounting Changes and Recent Accounting Pronouncements

Initial Application of Accounting Standards

As of December 31, 2009, we adopted the following accounting standards, none of which had a material impact on our financial position, results of operations or cash flows:

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

Accounting Standards Issued But Not Yet Effective

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. The Update would affect all entities that are required to make disclosures about recurring and nonrecurring fair value measurements. The Board concluded that users will benefit from improved disclosures in this Update and that the benefits of the increased transparency in financial reporting will outweigh the costs of complying with the new requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 30, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact this update will have on our consolidated financial statements.

In January 2010,  the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to address implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification™, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.

While Subtopic 810-10 provides general guidance on accounting for the decreases in ownership of a subsidiary, including a deconsolidation, some constituents raised concerns that the guidance appears to conflict with the gain or loss treatment or derecognition criteria of other U.S. generally accepted accounting principles (GAAP), such as the guidance for sales of real estate, transfers of financial assets, conveyances of oil and gas mineral rights, and transactions with equity method investees.

Some constituents also questioned whether the Board intended for the decrease in ownership provisions of Subtopic 810-10 to apply to all entities because a subsidiary is defined as an entity, including an unincorporated entity such as a partnership or trust, in which another entity, known as its parent, holds a controlling financial interest. Those constituents were concerned that such an interpretation could result in the accounting for a transaction being driven by its form rather than its substance. For example, different accounting might be applied to a transaction involving the same underlying assets depending on whether those assets were transferred in asset or entity form.” The amendments in this update are effective beginning in the period that an entity adopts Statement 160 (now included in Subtopic 810-10).  If an entity has previously adopted Statement 160 as of the date of the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the interim or annual reporting period ending on or after December 31, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted 160. We are currently evaluating the impact this update will have on our consolidated financial statements.

In December 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update for improvements to financial reporting by enterprises involved with Variable Interest Entities. The subsections clarify the application of the General Subsections to certain legal entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support [FIN 46(R), paragraph 1, sequence 55.1] or, as a group, the holders of the equity investment at risk lack any one of the following three characteristics: [FIN 46(R), paragraph 1, sequence 55.2]

a. The power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity’s economic performance [FIN 46(R), paragraph 1, sequence 55.2.1]

b. The obligation to absorb the expected losses of the legal entity [FIN 46(R), paragraph 1, sequence 55.2.2]

c. The right to receive the expected residual returns of the legal entity. [FIN 46(R), paragraph 1, sequence 55.2.3]

The amendments in this update to the Accounting Standards Codification are the result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The adoption of this update to improving the financial reporting by enterprises involved with Variable Interest Entities, as codified in ASC 810, did not have any impact on the Company’s financial statements.

In December 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets. The amendments in this update to the Accounting Standards Codification are the result of FASB Statement No. 166, Accounting for Transfers of Financial Assets. The adoption of this update did not have any impact on the Company’s financial statements.
Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present condensed consolidated financial statements.

3.  Concentration of Credit Risk

Our largest client in the quarter ended December 31, 2009 accounted for approximately 22% of our total revenues, while our largest client in the quarter ended December 31, 2008 accounted for approximately 30% of our total revenues. As of December 31, 2009 and 2008, approximately 31% and 51% of our accounts receivable balance was from the two largest clients at that time. These were different clients in each fiscal period. Component clients included in the largest client calculation may vary from period to period.

The majority of our clients are pharmaceutical companies, many of which are on the list of Fortune 1000 companies. For our revenue calculations, we aggregate revenues we receive from several divisions within a pharmaceutical company client as one single client.  For the quarter ended December 31, 2009, 63% of our revenue was derived from Fortune 1000 clients compared to 49% for the quarter ended December 31, 2008. We believe that our exposure to concentration of credit risk is very low considering the financial strength of our clients.

We maintain cash in three insured commercial accounts and one uninsured investment account at major financial institutions. Although the financial institutions are considered creditworthy and have not experienced any losses on client deposits, our cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $2,764,024 at December 31, 2009 and by $779,633 at December 31, 2008. Management will continue to monitor the creditworthiness of the financial institutions holding our deposits. FDIC limits were increased from $100,000 per insured account to $250,000 per insured account effective October 10, 2008. The new FDIC limits expire on December 31, 2013.

4.  Fair Value Measurements

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

The 2,391,906 shares that were repurchased were treated as treasury stock and we recorded them on our balance sheet as treasury stock a fair value of $1,468,609 which was determined using a bid-ask regression model which uses Level 2 inputs for the determination of fair value, which did take into account quoted market price of the common stock. We recorded $205,725 on our balance sheet as a discount on the secured note, representing the difference between the fair value of the common stock repurchased and the repurchase price. The discount on the Note is being amortized as interest expense using the effective interest method over the 48-month term of the Note. At December 31, 2009, the unamortized discount on the Note was approximately $188,000.

Interest on the Note is payable monthly, with the first 8 months being interest only ($40,000 per month) beginning September 30, 2009, and thereafter 40 monthly payments of principal and interest ($121,822 each). The Note will mature on August 31, 2013. The Note is redeemable at the option of the Company, in whole or in part, plus accrued and unpaid interest, if any, to the date of redemption.

	December 31, 2009

	Amortized	Loan	Estimated
	Cost	Discount	Fair Value

Common stock repurchased	$1,674,334	$(205,725)	$1,468,609

5.  Stock Based Compensation

We granted to certain officers and employees 100,000 restricted shares and 200,000 stock options under our stock incentive plan during the three-month period ended December 31, 2009, compared to 179,392 restricted shares and 192,000 stock options in the comparable period last fiscal year. For the comparable six-month periods, we granted 205,500 restricted shares and 351,700 stock options in the six months ended December 31, 2009, compared to 179,392 restricted shares and 192,000 stock options in the six months ended December 31, 2008.

Stock Options

We use the Black-Scholes option-pricing model to estimate the calculated value of our share-based payments. Stock options are valued as of the date of grant. The volatility assumption used in the Black-Scholes formula is based on the volatility of our common stock. We used the following assumptions to compute the fair value of option grants for the six-month periods ended December 31:

	2009	2008
Expected volatility	132-148%	109%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.21-3.85%	3.85%
Expected life	10 years	10 years

The weighted average fair value on the date of the option grant was $74,788 for the options granted in July 2009 and $174,000 for the options granted in October 2009. The total weighted average fair value for the six months ended December 31, 2009 was $248,788. The total unrecognized share-based compensation costs related to non-vested stock options outstanding at December 31, 2009 was $253,459 and is expected to be recognized over a weighted average period of approximately 2.3 years.

A summary of option activity from July 1, 2009 through December 31, 2009 is presented below:

	Number of Options	Weighted Average Exercise Price per share
Options outstanding at July 1, 2009	1,549,815	$0.76
Granted	351,700	0.76
Forfeited	-	-
Exercised	-	-
Options outstanding at December 31, 2009	1,901,515	0.76
Exercisable outstanding at December 31, 2009	1,480,056	$0.78

Restricted Stock

We granted Restricted Stock, which we refer to as RS, to certain officers and employees under our stock incentive plan. All RSs vest on the three-year anniversary of the date of grant. The fair value of our RS is based on the grant-date fair market value of the common stock, which equals the grant date market price. As of December 31, 2009, we had $133,417 of unrecognized compensation cost related to nonvested RS awards and it is expected to be recognized over a weighted average period of approximately 2.63 years.

A summary of RS activity from July 1, 2009 through December 31, 2009 is presented below:

	Number of RS awards	Weighted Average Grant Date Fair Value per share
RS nonvested at July 1, 2009	-	-
Granted	205,500	0.74
Vested	25,917	0.69
Forfeited	-	-
RS nonvested at December 31, 2009	179,583	$0.74

Compensation expense for share-based awards was $49,590 and $90,485 for the six months ended December 31, 2009 and 2008, respectively. Amounts were included in our consolidated statements of operations as follows:

	Three months ended		Six months ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Cost of sales	$(2,087)	$5,200	$3,527	$7,431

Selling and administrative expenses	(21,097)	79,084	46,063	83,054
Total compensation expense	$(23,184)	84,284	$49,590	$90,485

The credit amounts in the three months ended December 31, 2009 column are due to an adjustment of the RS amortization for the July 01, 2009 grant.

6.  Short-term Investments

We classify our fixed maturity securities into one of three categories: (i) "actively managed" (which we carry at estimated fair value with any unrealized gain or loss, net of tax and related adjustments, recorded as a component of stockholders’ equity); (ii) "trading" (which we carry at estimated fair value with changes in such value recognized as trading income); or (iii) "held to maturity" (which we carry at amortized cost). We had $502,237 of fixed maturity securities classified as held to maturity during the period presented in these financial statements.

7.  Preferred Stock

Our Board of Directors approved cancellation of Certificates of Designation for Series A and Series B Preferred Stock effective December 14, 2009 as we had no shares of Series A Preferred or Series B Preferred outstanding for several years.  The Preferred Stock section of the balance sheet has been cleared at December 31, 2009.

8.  Subsequent Events

On January 15, 2010, we awarded a total of 87,500 shares of restricted stock pursuant to our 2005 Stock Incentive Plan to non-management directors on our Board of Directors. The restricted shares fully vest on the third anniversary of the grant date and are subject to forfeiture under certain conditions if director appointment is terminated prior to the vesting date. The terms of the awards are materially consistent with the form of restricted stock purchase agreement under our 2005 Stock Incentive Plan.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Investors should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes in this Form 10-Q and our audited financial statements and related notes for the year ended June 30, 2009, included in our Annual Report on Form 10-K.

Overview

We provide specialty laboratory services to support pharmaceutical and laboratory diagnostic manufacturers in the conduct of human clinical research, for use in their drug and diagnostic product development efforts. Our clients include a number of the world’s largest multi-national pharmaceutical, biotechnology and diagnostic companies. Our well-recognized specialty areas include cardiovascular disease (dyslipidemia, atherosclerosis, and coronary heart disease), diabetes (and obesity), and bone and joint diseases (osteoporosis as well as osteo and rheumatoid arthritis). Coupled with our specialty testing, we have central laboratory capability and provide full-service central laboratory support for multi-center clinical trials. We also provide clinical biomarker services to our pharmaceutical and biotechnology clients, including assay development services for novel biomarkers and custom assay services for immunogenicity testing and multiplex testing.

Management has reviewed recent developments in the drug development market. These changes – specifically, continued consolidation, cost reductions and the use of adaptive clinical trials have impacted current and have the potential to significantly impact future revenues. We have observed a number of current studies being postponed, suspended or terminated. We believe that there will be continued uncertainty about the significance of these developments, potential effects on our future business and revenue, driven by the drug development activities by pharmaceutical, biotechnology and diagnostic companies.  The move to adaptive clinical trials has reduced the total dollar value of our backlog of signed contracts by aggregating shorter term and lower dollar contracts.  Reduction in revenue is a trend reported by most of the major Contract Research Organizations (CRO’s) since the economic downturn began in 2008. This trend is the primary reason for the reduction in our second quarter revenue. Nevertheless, we believe that we are well positioned in the lab services and biomarker development market to take advantage of new compounds coming into the drug development pipeline that may mitigate these changes.  Indeed, we are involved with many top pharmaceutical companies in providing testing services and biomarker development for their new drugs due to a by-product of these changes:  increased out-sourcing of assay development and testing services.

Our company is a Delaware corporation, incorporated in May 1996, and we conduct our operations primarily through our wholly-owned subsidiary, Pacific Biomarkers, Inc., a Washington corporation. As approved at our 2009 annual stockholders’ meeting, we changed our name from Pacific Biometrics, Inc. to Pacific Biomarkers, Inc. effective December 17, 2009.

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

Fair Value Measurements  - Debt Financing

We follow ASC Topic 820 and 825, (SFAS 157, Fair Value Measurements) in determining the fair value in our recent repurchase of shares of common stock. SFAS 157 clarifies a number of considerations with respect to fair value measurement objectives for financial reporting and expands disclosures about the use of fair value measurements. The degree of judgment utilized in measuring the fair value of financial instruments is largely dependent on the level to which pricing is based on observable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. See Note 4 to our Consolidated Financial Statements. In valuing the repurchased shares from our $4 million debt financing in September 2009, we chose a bid-ask regression model as the most appropriate method to determine the fair value of these shares. We would expect material differences in reporting of the fair value of these shares, had we chosen other methods in determining the fair value. The discount to the Note derived from the fair value of the shares and interest expense derived from the discount may have been a higher or lower amount. For example, a regression model based on restricted share regression analysis would produce a higher discount amount. Alternatively, had we chosen the market closing price for fair value, the discount would have been zero. However, due to the thin trading characteristics of our stock within the OTCBB market, the number of shares repurchased, other observable and unobservable inputs, it was our judgment that the method utilized in estimating the fair value of these shares was appropriate for this transaction.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted the provisions of ASC Topic 718 (SFAS No. 123(R), Share-Based Payment), using the modified prospective transition method. This requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-priced model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated income statements. Determining the fair value of equity-based awards at the grant date requires judgment. In addition, judgment is also required in estimating the amount of equity-based awards that are expected to be forfeited.  If actual results differ significantly from these estimates, equity-based compensation expense and our results of operations could be materially impacted.

Results of Operations for Three- and Six-Month Periods Ended December 31, 2009 and 2008

Revenue:

	Three months Ended December 31,		$	%	Six months Ended December 31,		$	%
Dollars in thousands, rounded to nearest thousand	2009	2008	Change	Change	2009	2008	Change	Change

Revenue	$2,114	$3,231	(1,117)	(35)	$4,415	$5,036	(621)	(12)

We generate the majority of our revenue from clinical pharmaceutical trials testing (“traditional biomarker services”) and novel biomarker services.  We also provide diagnostic services, which historically have represented less than 1% of our total revenue.

Our revenue decreased approximately 35% to $2,114,000 from $3,231,000 between the comparable quarters ended December 31, 2009 and 2008. For the quarter ended December 31, 2009, our revenue was negatively impacted by delays and cancellations of testing in the diabetes and rheumatoid arthritis therapeutic areas. This was partially offset by an increase in novel biomarker services. In contrast, during the quarter ended December 31, 2008, our revenue was positively impacted by approximately $400,000 received in December for a study that required immediate processing and reporting. Our revenue fluctuates due to the variability in the volume of testing services we perform, and by the timing between our work on testing and open work orders, and prior work orders having been completed or terminated.

For the six-month periods ended December 31, 2009 and 2008, our revenue decreased approximately 12% to $4,415,000 from $5,036,000 between the comparable periods.  While the first quarter this year was well above the comparable quarter during fiscal 2009, we did not see a large contract appear late in the quarter such as we did in December 2008, instead we saw a number of studies being postponed, suspended or terminated

We perform services for pharmaceutical and biotech companies, which include our traditional biomarker services (consisting of direct trials testing and referral trials testing for other large clinical laboratories that refer specialty laboratory testing to us) and our novel biomarker development services. The following table provides a breakdown of the percentage of our total revenue generated from these service areas for the comparable quarters and six- month periods ended December 31, 2009 and 2008:

	Traditional Biomarker Services		Novel Biomarker
	Direct Trials Testing	Referral Trials Testing	Development Services
Three months Ended
December 31, 2009	51%	34%	15%
December 31, 2008	45%	47%	8%
Six months Ended
December 31, 2009	49%	37%	14%
December 31, 2008	49%	44%	7%

We believe that the overall significant decrease in revenue for the quarter ended December 31, 2009 reflects changes in the drug development marketplace, including cancellations and delays. We have continued to increase our investments in business development initiatives over several fiscal years and will continue this strategy, particularly directed towards direct trials testing and novel biomarker services. We have seen growth in our biomarker services and we expect to see our biomarker services represent a larger portion of our revenue during fiscal 2010. As discussed in our Annual Report on Form 10-K for the 2009 fiscal year, we are continuing to monitor and evaluate the shift in the industry to “adaptive clinical trials” and how this change is impacting us now as well as going forward.

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

Laboratory Expense and Cost of Goods Sold:

	Three months Ended				Six months Ended
	December 31,		$	%	December 31,		$	%
Dollars in thousands, rounded to nearest thousand	2009	2008	Change	Change	2009	2008	Change	Change
Laboratory Expenses and Cost of Goods Sold	$1,380	$1,570	(190)	(12)	$2,774	$2,674	100	4
Percentage of Revenue	65%	49%			63%	53%

Laboratory expense and cost of goods sold consist primarily of salaries and related benefits to employees performing analysis of clinical trial samples and the cost of chemical reagents and supplies for analysis of clinical trial samples, and secondarily, of payments to subcontractors for laboratory services, rent, insurance, business and occupation taxes.

For the comparable quarters ended December 31, 2009 and 2008, laboratory expense and cost of goods sold decreased by approximately $190,000, or 12%, to $1,380,000, down from $1,570,000. Laboratory expense and cost of goods sold as a percentage of revenue was approximately 65% for the quarter ended December 31, 2009 and 49% for 2008, reflective of our decrease in revenue. The dollar decrease in laboratory expense and cost of goods sold was due to a decrease in variable costs of laboratory reagents. However, we had increases in salaries and related benefits, other variable costs and fixed costs, including increased rent for an increase in laboratory space for biomarker development.

For the six-month periods ended December 31, 2009 and 2008, laboratory expense and cost of goods sold increased by approximately $100,000 or 4%, to $2,774,000, up from $2,674,000. Laboratory expense and cost of goods sold as a percentage of revenue was approximately 63% for the six-months ended December 31, 2009 and 53% for 2008. While we had a decrease in variable costs of laboratory reagents for the six-month ended December 31, 2009, our salaries and related benefits, other variable costs and fixed costs increased due to increased staffing and laboratory expansion for biomarker development work. Although biomarker revenues increased during the period, overall revenues were down 35% compared to the same period last year.

Generally, laboratory expense and cost of goods sold include expense items that relate to the mix of services we provide in any given period, the overall volume of tests performed, the use of new and highly complex assays and the volume of subcontracted laboratory services. The following tables illustrate changes in laboratory expense and cost of goods sold in fixed and variable expense categories for the comparable three- and six-month periods:

	Three months Ended
	December 31,				$	%
Dollars in thousands, rounded to nearest thousand	2009	% of revenue	2008	% of revenue	Change	Change
Fixed Cost Detail
Rent, Utilities, Certain Taxes	$172	8%	$120	4%	$52	43%

Variable Cost Detail
Wages, Taxes, Benefits	655	31%	592	18%	63	11%
Reagent Chemicals	399	19%	707	22%	(308)	(44)%
Other Variable Costs	154	7%	151	5%	3	2%
Total	1,208	57%	1,450	45%	(242)	(17)%

Total Cost of Goods Sold	$1,380	65%	$1,570	49%	$(190)	(12)%

	Six months Ended
	December 31,				$	%
Dollars in thousands, rounded to nearest thousand	2009	% of revenue	2008	% of revenue	Change	Change
Fixed Cost Detail
Rent, Utilities, Certain Taxes	$336	8%	$247	5%	$89	36%

Variable Cost Detail
Wages, Taxes, Benefits	1,282	29%	1,100	22%	182	17%
Reagent Chemicals	861	20%	1,063	21%	(202)	(19)%
Other Variable Costs	295	6%	264	5%	31	12%
Total	2,438	55%	2,427	48%	11	0%

Total Cost of Goods Sold	$2,774	63%	$2,674	53%	$100	4%

The largest component of laboratory expense for the quarter and six-month period ended December 31, 2009 was salaries and related benefits. Laboratory salaries and related benefits increased in the quarter and six-month period ended December 31, 2009 compared to the comparable periods in fiscal 2009 as a result of an increase in staff from 46 FTE to 50 FTE to accommodate increases in the complexity of tests performed and biomarker development. Laboratory salaries and related benefits increased 11% to approximately $655,000 from $592,000 for the quarters ended December 31, 2009 and 2008. These expenses represented approximately 31% and 18%, respectively, as a percentage of revenue for the comparable periods. For the six-month periods ended December 31, 2009 and 2008, our laboratory salaries and related benefits increased 17% to approximately $1,282,000 from $1,100,000. These expenses represented approximately 29% and 22%, respectively, as a percentage of revenue for the comparable periods.

The other major component of laboratory expense for the quarter and six-month period ended December 31, 2009 was the cost of laboratory reagents and supplies for analysis of clinical trial samples. Over the last three fiscal years, reagent chemicals used in our laboratory testing have averaged approximately 20% in cost as a percentage of revenue, but may vary considerably depending on the type of lab testing we perform, and constitute a significant expense item for our business. Laboratory reagent expense decreased in the quarter and six-month period ended December 31, 2009 compared to the comparable periods in fiscal 2009 as a result of a decrease in the number of tests performed. During the comparable quarters ended December 31, 2009 and 2008, laboratory reagents and supplies decreased by 44% to approximately $399,000 from $707,000. This reduction is also driven down somewhat by the biomarker development business as it requires less laboratory reagents and supplies to operate. The cost of laboratory reagents and supplies as a percentage of revenue was approximately 19% and 22% for the comparable quarters ended December 31, 2009 and 2008. This is a favorable result as we experienced significant reagent cost increases during the third and fourth quarters of the prior fiscal year (fiscal 2009). For the six-month periods ended December 31, 2009 and 2008, laboratory reagents and supplies decreased by 19% to approximately $861,000 from $1,063,000. The cost of laboratory reagents and supplies as a percentage of revenue was approximately 20% and 21% for the comparable six-month periods ended December 31, 2009 and 2008.

Other variable costs increased 3% for the comparable quarters ended December 31, 2009 and 2008, to $154,000 from $151,000. Other variable costs increased 12% for the comparable six-month periods ended December 31, 2009 and 2008, to $295,000 from $264,000. The increase was primarily due to increases in laboratory repair and maintenance expense and outside service costs.

Fixed costs for the quarter ended December 31, 2009 increased 43% compared to the quarter ended December 31, 2008, to approximately $172,000 from $120,000. Fixed costs for the six-month period ended December 31, 2009 increased 36% compared to the six-month period ended December 31, 2008, to approximately $336,000 from $247,000. This increase was mainly due to increases in laboratory depreciation and rent for our new biomarker services facility.

Selling, General and Administrative Expense:

	Three months Ended				Six months Ended
	December 31,		$	%	December 31,		$	%
Dollars in thousands, rounded to nearest thousand	2009	2008	Change	Change	2009	2008	Change	Change
Selling, General and Administrative Expense	$1,040	$1,106	(66)	(6)	$2,162	$2,021	141	7
Percentage of Revenue	49%	34%			49%	40%

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

For the comparable quarters ended December 31, 2009 and 2008, our selling, general and administrative expense decreased 6% to approximately $1,040,000, down from $1,106,000. As a percentage of revenue, selling, general and administrative expense was 49% and 34%, respectively, for the quarters ended December 31, 2009 and 2008. The increase in selling, general and administrative expense as a percentage of revenue was the result of the significant decrease in our revenues between the comparable periods, while our SG&A expense remained relatively constant.

For the six-month periods ended December 31, 2009 and 2008, our selling, general and administrative expense increased 7% to approximately $2,162,000, up from $2,021,000. As a percentage of revenue, selling, general and administrative expense was 49% and 40%. The dollar increase in our selling, general and administrative expenses for the comparable six-month periods is due in large part to increases in salaries and related benefits. Other increases occurred in legal and other public company expense. Our salary and benefit expenses increased due to one addition to the administration staff and two new hires in our Science and Technology team to support our clinical biomarkers area. Our legal and other public company expense increased due to increased legal fees, including expenses for our debt financing, and increases in our insurance premiums. These increases were offset somewhat by decreases in bonus expense, accounting expense, advertising and marketing expense and consulting expense.

Other Income (Expense):

	Three months Ended				Six months Ended
	December 31,		$	%	December 31,		$	%
Dollars in thousands, rounded to nearest thousand	2009	2008	Change	Change	2009	2008	Change	Change
Other Income (Expense)	$(151)	$422	(573)	(136)	$(210)	$630	$(840)	(133)
Percentage of Revenue	(7)%	13%			(5)%	13%

We had other expense of approximately $151,000 for the three-month period ended December 31, 2009, compared to other income of approximately $422,000 for the three-month period ended December 31, 2008. The main component of other income (expense) for the three-month period ended December 31, 2009 was interest expense of approximately $138,000 compared to approximately $29,000 interest expense in the comparable fiscal period last year. For the three-month period ended December 31, 2009, interest expense included $120,000 of interest related to our debt financing , and we also recorded $12,132 of expense related to the amortization of the discount on the debt. We had no comparable amortization expense for the comparable fiscal period last year.

Total other expense for the six-month period ended December 31, 2009 was approximately $210,000, compared to other income of approximately $630,000 for the six month period ended December 31, 2008. The main component of other income (expense) for the six month period ended December 31, 2009 was interest expense of approximately $192,000 compared to approximately $140,000 interest expense in the comparable fiscal period last year. For the six-month period ended December 31, 2009, interest expense included $160,000 of interest related to our debt financing, and we also recorded $18,090 of expense related to the amortization of the discount on the debt. We had no comparable amortization expense for the comparable fiscal period last year.

A significant change between the comparable three- and six-month periods is attributable to the net gain we recognized in fiscal 2009 due to the accounting treatment on the Laurus convertible notes, which were paid in full as of December 31, 2008. For the three- and six-month periods ended December 31, 2008, we incurred net gain of $343,000 and $676,000, respectively, attributable to the Laurus convertible notes and zero and $18,000, respectively, for amortization of deferred financing costs. We had no comparable gain or amortization costs in current fiscal year.

Net Income (Loss):

	Three months Ended				Six months Ended
	December 31,		$	%	December 31,		$	%
Dollars in thousands, rounded to nearest thousand	2009	2008	Change	Change	2009	2008	Change	Change
Net Income (Loss)	$(458)	$977	$(1,435)	(147)	$(731)	$971	$(1,702)	(175)
Percentage of Revenue	(22)%	30%			(17)%	19%

We had a net loss of approximately $(458,000) for the quarter ended December 31, 2009 compared to net income of approximately $977,000 for the quarter ended December 31, 2008. We had a net loss of approximately $(731,000) for the six-month period ended December 31, 2009, compared to net income of approximately $971,000 for six-month period ended December 31, 2008. This decrease to net loss, from net income, is equally attributable to our reduced operating income from lower revenue and the accounting treatment for the Laurus convertible notes (as described above in “Other Income (Expense)”, whereas we had no similar non-cash gain in the first two quarters of fiscal 2010. Other changes affecting our net loss are described above under “Laboratory Expense and Cost of Goods Sold” and “Selling, General and Administrative Expense.”

Liquidity and Capital Resources:

At December 31, 2009, our cash and cash equivalents were approximately $3,264,000, compared to approximately $1,365,000 at June 30, 2009. We also had approximately $502,000 invested in short-term marketable securities. At December 31, 2009 we had approximately $1,175,000 in accounts receivable, compared to approximately $2,239,000 as of June 30, 2009, reflecting timing of revenues billed and collected. Our accounts receivable generally reflect our billings, and may include one or several individually large customer receivables from time to time. We generally have a high collectibility rate on our accounts receivable, and our allowance for doubtful trade accounts is approximately $34,000, which we believe is reasonable based on our past experience.

Total liabilities recorded on our balance sheet as of December 31, 2009 were approximately $5,404,000 compared to approximately $1,986,000 as of June 30, 2009. This significant increase in liabilities was the result of our $4 million debt financing in September 2009. The loan is due and payable over 48 months, with the first 8 months being interest only ($40,000 per month) beginning September 30, 2009, and thereafter 40 monthly payments of principal and interest ($121,822 each). During the first 12 months of the term of the loan, we have the right, in our sole discretion, to obtain an additional $500,000 loan from Mr. Giles on the same terms. Other than this term loan with Mr. Giles, we do not have available to us a bank line of credit or other general borrowing facility.

At December 31, 2009, we had working capital of approximately $3,434,000, compared to approximately $2,459,000 at June 30, 2009. The increase of approximately $975,000 in our working capital is mainly attributable to a significant increase in our cash position from net proceeds from debt financing, whereas only a portion of this loan is recorded as a current liability (affecting working capital) and the balance is recorded as a long-term liability. Other changes providing a positive impact in working capital included decreases in accounts payable and accrued liabilities. Changes providing a negative impact included decreases in accounts receivable and prepaid expenses and increases in advances from customers and our secured note obligation.

Net cash provided by operating activities was approximately $268,000 for the six-month period ended December 31, 2009 and included the effect of approximately $151,000 in depreciation and amortization, $50,000 in expense from share-based compensation and $18,000 in amortization of fair value assigned to repurchased shares of common stock. Our investing activities used cash of approximately $599,000 for the six-month period ended December 31, 2009 for the purchase of capital equipment and investments. Cash flow provided by or used in financing activities included $4,000,000 provided by gross loan proceeds, approximately $1,674,000 used in common stock repurchase, $66,000 used in payment of employee withholding taxes from transferred restricted stock and $30,000 used in payments on capital lease obligations.

We believe that our cash, current assets and cash flows from operations will be sufficient to at least fund current operations through calendar 2010.

In fiscal 2010, we will continue to actively pursue business development and marketing activities to broaden our client and revenue base. In particular, we anticipate making additional capital and investments for our clinical biomarker services. We may also invest from time to time in our technology infrastructure, operations and other areas of our business. These efforts will use significant amounts of time, effort and funding.

We will also continue to explore other strategic alternatives, which may include a merger, acquisition, asset sale, joint venture or other similar transaction with one or more strategic partners to provide additional capital resources to fund operations and growth opportunities.

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

As of the end of the period covered by this Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Vice President and Controller. Based upon that evaluation, our Chief Executive Officer and Vice President and Controller concluded that our disclosure controls and procedures are effective at December 31, 2009.

During the quarterly period covered by this report, there were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2009 annual meeting of stockholders on December 14, 2009. At the meeting, the stockholders voted on the following matters:

1.            The stockholders elected the following seven directors, receiving the number of votes set forth opposite their respective names:

	Votes For	Votes Withheld
Ronald R. Helm	14,544,764	115,934
Mario R. Ehlers	14,535,098	125,600
Paul G. Kanan	14,539,838	120,860
Richard W. Palfreyman	14,527,002	133,696
Curtis J. Scheel	14,544,764	115,934
Stanley L. Schloz	14,527,002	133,696
Kenneth R. Waters	14,525,069	135,629

2.            The stockholders approved the amendment to our Certificate of Incorporation to change our corporate name to “Pacific Biomarkers, Inc.”, by a vote of 14,644,913 shares FOR, 1,781 shares AGAINST and 14,004 shares ABSTAINING. There were no broker non-votes.

3.            Finally, the stockholders ratified the appointment of PMB Helin Donovan, LLP as our independent auditors for the fiscal year ending June 30, 2010, by a vote of 14,590,733 shares FOR, 2,781 shares AGAINST and 67,184 shares ABSTAINING. There were no broker non-votes.

ITEM 5.	OTHER INFORMATION

1.            On January 15, 2010, we awarded a total of 87,500 shares of restricted stock pursuant to our 2005 Stock Incentive Plan to non-management directors on our Board of Directors. The restricted shares fully vest on the third anniversary of the grant date and are subject to forfeiture under certain conditions if director appointment is terminated prior to the vesting date. The terms of the awards are materially consistent with the form of restricted stock purchase agreement under our 2005 Stock Incentive Plan. The restricted stock awards are detailed on the following table:

		No. of Shares
Mario Ehlers	Director	17,500
Paul G. Kanan	Director	17,500
Richard W. Palfreyman	Director	17,500
Curtis J. Scheel	Director	17,500
Stanley L. Schloz	Director	17,500
TOTAL		87,500

2.            We have scheduled an investor conference call for 11:15 a.m. EST (8:15 a.m. PST) on Friday, February 12, 2010 to review our operating results for the second quarter of fiscal 2010. Stockholders and other interested parties may participate in the conference call by dialing 800-860-2442 (international/local participants dial 412-858-4600) and requesting participation in the “Pacific Biomarkers, Inc. Conference Call” a few minutes before 11:15 a.m. EST on February 12, 2010. A replay of the conference call will be available one hour after the call through Friday, February 19, 2010 at 5:00 p.m. EDT by dialing 877-344-7529 (international/local participants dial 412-317-0088) and entering the Conference ID # 437808.

ITEM 6.	EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation, dated December 15, 2009
21.1	Subsidiaries of Pacific Biomarkers, Inc.
31.1	Certification of Ronald R. Helm, Chief Executive Officer
31.2	Certification of John P. Jensen, Vice President and Controller
32.1
Certification of Ronald R. Helm, Chief Executive Officer and John P. Jensen, Vice President and Controller, of Pacific Biomarkers, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 11, 2010

/s/ Ronald R. Helm
Ronald R. Helm
Chief Executive Officer
(principal executive officer)

/s/ John P. Jensen
John P. Jensen
Vice President and Controller
(principal financial and accounting officer)