Form 10-Q
period 2010-03-31
Pacific Biomarkers, Inc.
filed 2010-05-13
CIK 1020475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File No. 0-21537

Pacific Biomarkers, Inc.
(Exact name of registrant as specified in its charter)

Delaware	93-1211114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 West Harrison Street Seattle, Washington	98119
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐  No  ☒

As of May 10, 2010, there were 16,645,972 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PACIFIC BIOMARKERS, INC.

INDEX TO FORM 10-Q

Page
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2010 (unaudited) and June 30, 2009	4

Consolidated Statements of Operations for the three- and nine-month periods ended March 31, 2010 and March 31, 2009 (unaudited)	5

Consolidated Statements of Cash Flows for the nine-month periods ended March 31, 2010 and March 31, 2009 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 4T - CONTROLS AND PROCEDURES	21

PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION	22

ITEM 6 - EXHIBITS	22

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report to “we,” “us,” “our,” and the “Company” are to Pacific Biomarkers, Inc. and our wholly-owned subsidiaries Pacific Biomarkers, Inc., PBI Technology, Inc., and BioQuant, Inc.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain a number of forward-looking statements, including statements regarding:

•	our working capital and cash flows and our estimates as to how long these funds will be sufficient to fund our operations,
•	our business development efforts and our expectations for future work orders for laboratory services and revenue generation,
•	our intentions for the expansion of the market for our services and products, including our expectations for our novel biomarker services,
•	our goals for implementing aspects of our business plan and strategies, and
•	our financing goals and plans

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

PACIFIC BIOMARKERS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
ASSETS	2010	2009
	(unaudited)
Current assets:
Cash and cash equivalents	$3,310,961	$1,365,406
Accounts receivable, net	1,203,052	2,238,912
Inventory	279,231	171,885
Prepaid expenses and other assets	257,449	239,974
Total current assets	5,050,693	4,016,177

Property and equipment, net	1,135,372	813,258

Total assets	$6,186,065	$4,829,435

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$664,156	$678,818
Accrued liabilities	387,077	660,284
Advances from customers - current portion	201,961	155,471
Capital lease obligation - current portion	174,101	62,709
Secured note - current portion	906,464	—
Total current liabilities	2,333,759	1,557,282

Advances from customers - long - term portion	272,032	272,032
Capital lease obligations - long - term portion	396,373	156,309
Secured note - long - term portion	2,924,657	—
Total liabilities	5,926,821	1,985,623

Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,645,972 shares issued and outstanding at March 31, 2010, 19,099,539 shares issued and outstanding
at June 30, 2009	166,459	190,995
Additional paid-in capital	27,685,340	29,121,334
Accumulated deficit	(27,592,555)	(26,468,517)
Total stockholders' equity	259,244	2,843,812

Total liabilities and stockholders' equity	$6,186,065	$4,829,435

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFIC BIOMARKERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenues	$2,233,698	$2,853,222	$6,648,868	$7,889,177

Laboratory expenses and cost of sales	1,381,248	1,638,950	4,155,405	4,312,554
Gross profit	852,450	1,214,272	2,493,463	3,576,623

Operating expenses:
Selling, general and administrative	1,090,497	1,007,581	3,252,255	3,028,799

Operating income (loss)	(238,047)	206,691	(758,792)	547,824

Other income (expense):
Interest expense	(146,204)	(10,503)	(338,155)	(150,189)
Gain on adjustment of embedded and freestanding derivatives to fair value	—	—	—	675,691
Amortization of deferred financing costs - secured convertible debt	—	—	—	(18,447)
Amortization of discount on debt	(18,756)	—	(36,846)	—
Other income	9,748	1,620	9,755	113,863
Total other income (expense)	(155,212)	(8,883)	(365,246)	620,918

Net income (loss) before tax expense	(393,259)	197,808	(1,124,038)	1,168,742

Tax expense	—	—	—	—

Net income (loss)	$(393,259)	$197,808	$(1,124,038)	$1,168,742

Net income (loss) per share:
Basic income (loss) per share	$(0.02)	$0.01	$(0.06)	$0.06
Diluted income (loss) per share	$(0.02)	$0.01	$(0.06)	$0.06

Weighted average common shares outstanding:
Basic	16,628,576	19,099,539	17,742,801	18,993,693
Diluted	16,628,576	19,700,811	17,742,801	19,594,965

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFIC BIOMARKERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	March 31
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(1,124,038)	$1,168,742

Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	243,447	192,000
Accretion of fair value assigned to conversion feature and warrants	—	88,134
Amortization of deferred financing costs on secured convertible note	—	18,447
Gain from embedded and freestanding derivative liabilities relating to secured convertible note	—	(675,691)
Amortization of fair value assigned to repurchased shares of common stock	36,846	—
Discount accretion and premium amortization of held-to-maturity securities	6,710	—
Warrant expense for equipment lease and financing	—	3,940
Compensation expense from restricted shares and options	73,694	101,218
Changes in assets and liabilities:
Accounts receivable	1,035,860	363,064
Other receivable	2,500	444,791
Inventory	(107,346)	34,418
Prepaid expenses and other assets	(19,975)	(35,134)
Advances from customers	46,490	(72,380)
Accounts payable	(14,662)	(221,355)
Accrued liabilities	(273,207)	(61,060)
Net cash provided by (used in) operating activities	(93,681)	1,349,134

Cash flows from investing activities:
Purchases of capital equipment	(95,103)	(42,159)
Purchases of investments	(506,710)	—
Maturities of investments	500,000	—
Net cash used in investing activities	(101,813)	(42,159)

Cash flows from financing activities:
Payments on notes payable	—	(869,136)
Proceeds from loan	4,000,000	—
Repurchases of common stock	(1,674,335)	—
Restricted stock transferred for employee withholding tax liability	(65,614)	—
Payments on capital lease obligations	(119,002)	(32,291)
Net cash provided by (used in) financing activities	2,141,049	(901,427)

Net increase in cash and cash equivalents	1,945,555	405,548
Cash and cash equivalents, beginning of period	1,365,406	1,196,310

Cash and cash equivalents, end of period	$3,310,961	$1,601,858

Supplemental Information:
Cash paid during the period for interest	$264,850	$61,993
Cash paid during the period for income taxes	$—	$—

Non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$470,458	$142,058

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFIC BIOMARKERS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation

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

Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods. Operating results for the three- and nine-month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited financial statements and related condensed notes should be read in conjunction with the audited financial statements and notes thereto, for our fiscal year ended June 30, 2009, as previously reported in our annual report on Form 10-K.

2.	Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the nine-month period ended March 31, 2010 compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Accounts Receivable

Trade accounts receivable are stated at amounts billed to and due from clients, net of an allowance for doubtful accounts. Credit is extended based on evaluation of a client’s financial condition, and collateral is not required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. We write off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. At March 31, 2010, we deemed no account receivable uncollectible.

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

In accordance with the guidance of the Financial Accounting Standards Board, all of our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized. As of March 31, 2010 and 2009, no impairment was deemed necessary.

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

Net Income (Loss) per Share

Basic income (loss) per share is based upon the weighted average number of our outstanding common shares. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method, which excludes treasury shares. There were no treasury shares at March 31, 2010 or 2009.

For the three- and nine-month periods ended March 31, 2010, we did not include common stock equivalents related to our (i) in-the-money, vested options and (ii) in-the-money warrants in the computation of diluted (loss) per share because we had net losses in these periods and the effect would be anti-dilutive. For the three- and nine-month periods ended March 31, 2009, we included common stock equivalents related to our (i) in-the-money, vested options and (ii) in-the-money warrants in our computation of diluted earnings per share. We included these items because we had net income in each of these periods.

Components of basic and diluted income (loss) per share were as follows for the three- and nine-month periods ended March 31:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net income (loss) (A)	$(393,259)	$197,808	$(1,124,038)	$1,168,742
Net income (loss) applicable to common stockholders (B)	$(393,259)	$197,808	$(1,124,038)	$1,168,742
Weighted average number of outstanding
shares of common stock (C)	16,628,576	19,099,539	17,742,801	18,993,693
Weighted average number of outstanding
shares of common stock and common stock equivalents (D)	16,628,576	19,700,811	17,742,801	19,594,965
Income (loss) per share:
Basic (B/C)	$(0.02)	$0.01	$(0.06)	$0.06
Diluted (A/D)	$(0.02)	$0.01	$(0.06)	$0.06

During the nine-month period ended March 31, 2010, we repurchased 2,391,906 shares and acquired 91,132 employee-owned shares, increasing our treasury stock to 2,483,038 shares. In December 2009 we retired all our treasury stock and this stock is no longer considered treasury stock, but returned to authorized and unissued stock. As most of the shares were repurchased during the quarter ended September 30, 2009, the weighted average number of common shares outstanding for the three- and nine-month periods ended March 31, 2010 is significantly lower than the weighted average number of common shares outstanding for the three- and nine-month periods ended March 31, 2009.

Comprehensive Income

We have adopted current accounting standards for reporting comprehensive income and its components in the financial statements.  Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the three- and nine-month period ended March 31, 2010, our comprehensive loss equaled our net loss. Accordingly, a statement of comprehensive loss is not presented.  For the three- and nine-month period ended March 31, 2009, our comprehensive income equaled our net income. Accordingly, a statement of comprehensive income is not presented.

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

Accounting Changes and Recent Accounting Pronouncements

Initial Application of Accounting Standards

As of March 31, 2010, we adopted the following accounting standards, none of which had a material impact on our financial position, results of operations or cash flows:

The update issued by the Financial Accounting Standards Board (“FASB”) that revises accounting and reporting requirements for arrangements with multiple deliverables. This update allows the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available, which is expected to increase the ability for entities to separate deliverables in multiple-deliverable arrangements and, accordingly, to decrease the amount of revenue deferred in these cases. Additionally, this update requires the total selling price of a multiple-deliverable arrangement to be allocated at the inception of the arrangement to all deliverables based on relative selling prices.

The update issued by the FASB that clarifies which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software, as well as undelivered related software elements are excluded from the scope of existing software revenue guidance, which is expected to decrease the amount of revenue deferred in these cases.

The update issued by the FASB that clarifies which entities are required to evaluate subsequent events through the issuance of financial statements and the scope of the disclosure requirements related to subsequent events. This amendment will become effective for us with the annual reporting period ending June 30, 2010.

In April 2010, the FASB issued ASU No. 2010-17 which establishes authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. Management is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated Financial Statements.

Accounting Standards Issued But Not Yet Effective

In December 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets. The amendments in this update to the Accounting Standards Codification are the result of FASB Statement No. 166, Accounting for Transfers of Financial Assets. We believe adoption of this new guidance will not have a material impact on our financial statements.

In December 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update for improvements to financial reporting by enterprises involved with Variable Interest Entities. The new guidance includes revised evaluations of whether entities represent variable interest entities and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

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

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on our present condensed consolidated financial statements.

3.	Concentration of Credit Risk

Our largest client in the quarter ended March 31, 2010 accounted for approximately 34% of our total revenues, while our largest client in the quarter ended March 31, 2009 accounted for approximately 21% of our total revenues. As of March 31, 2010 and 2009, approximately 40% and 18% of our accounts receivable balance was from the two largest clients at that time. The first largest client was the same in each fiscal period and the second largest client was different. Component clients included in the largest client calculation may vary from period to period.

The majority of our clients are pharmaceutical companies, many of which are on the list of Fortune 1000 companies. For our revenue calculations, we aggregate revenues we receive from several divisions within a pharmaceutical company client as one single client.  For the quarter ended March 31, 2010, 71% of our revenue was derived from Fortune 1000 clients compared to 70% for the quarter ended March 31, 2009. We believe that our exposure to concentration of credit risk is very low considering the financial strength of our clients.

We maintain cash in three insured commercial accounts and one uninsured investment account at major financial institutions. Although the financial institutions are considered creditworthy and have not experienced any losses on client deposits, our cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $2,810,961 at March 31, 2010 and by $1,101,858 at March 31, 2009. Management will continue to monitor the creditworthiness of the financial institutions holding our deposits. FDIC limits were increased from $100,000 per insured account to $250,000 per insured account effective October 10, 2008. The new FDIC limits expire on December 31, 2013.

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

Debt Financing – Fair Value of Repurchased Shares

We applied ASC Topic 820 and 825 (SFAS 157, Fair Value Measurements) to assess the fair value of 2,391,906 shares of common stock that we repurchased during the first quarter of fiscal 2010.  On September 1, 2009, we obtained $4,000,000 in debt financing, and pursuant to the terms of the loan agreement, we were required to use a portion of the loan proceeds to repurchase 2,391,906 shares of common stock at an aggregate price of $1,674,334 ($0.70 per share).

We recorded the repurchased shares on our balance sheet as treasury stock having a fair value of $1,468,609.  We determined fair value using a bid-ask regression model which uses Level 2 inputs for the determination of fair value, which take into account the quoted market price of the common stock. We recorded $205,725 on our balance sheet as a discount on the secured note, representing the difference between the fair value of the common stock repurchased ($1,468,609) and the repurchase price ($1,674,334). The discount on the Note is being amortized as interest expense using the effective interest method over the 48-month term of the Note (approximately $13,000 per quarter, currently; declining with principal payments over time). At March 31, 2010, the unamortized discount on the Note was approximately $169,000.

5.	Stock Based Compensation

We granted 87,500 restricted shares to directors under our stock incentive plan during the three-month period ended March 31, 2010. We did not grant any equity-based payment awards during the three-month period ended March 31, 2009. For the comparable nine-month periods, we granted to certain officers, directors and employees 293,000 restricted shares and 351,700 stock options in the nine-month period ended March 31, 2010, compared to 179,392 restricted shares and 192,000 stock options in the nine-month period ended March 31, 2009.

Stock Options

We use the Black-Scholes option-pricing model to estimate the calculated value of our share-based payments. Stock options are valued as of the date of grant. The volatility assumption used in the Black-Scholes formula is based on the volatility of our common stock. We used the following assumptions to compute the fair value of option grants for the nine-month periods ended March 31:

	2010	2009
Expected volatility	132-148%	108.76%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.21-3.85%	3.85%
Expected life	10 years	10 years

The weighted average fair value on the date of the option grant was $74,796 for the options granted in July 2009 and $174,000 for the options granted in October 2009. The total weighted average fair value for the nine-month period ended March 31, 2010 was $248,796. The total unrecognized share-based compensation costs related to non-vested stock options outstanding at March 31, 2010 was $226,261 and is expected to be recognized over a weighted average period of approximately 2.1 years.

A summary of option activity from July 1, 2009 through March 31, 2010 is presented below:

	Number of Options	Weighted Average Exercise Price per share
Options outstanding at July 1, 2009	1,549,815	$0.76
Granted	351,700	0.76
Forfeited	(14,359)	0.72
Exercised	—	—
Options outstanding at March 31, 2010	1,887,156	0.76
Exercisable outstanding at March 31, 2010	1,515,614	$0.78

Restricted Stock

We granted Restricted Stock, which we refer to as RS, to certain officers and employees under our stock incentive plan. All RSs vest on the three- or five-year anniversary of the date of grant. Our Board of Directors approved RS agreement amendment extending certain existing and new RS grants from three-year to five-year vesting effective March 29, 2010. The fair value of our RS is based on the grant-date fair market value of the common stock, which equals the grant date market price. As of March 31, 2010, we had $166,547 of unrecognized compensation cost related to nonvested RS awards and it is expected to be recognized over a weighted average period of approximately 2.5 years.

A summary of RS activity from July 1, 2009 through March 31, 2010 is presented below:

	Number of RS awards	Weighted Average Grant Date Fair Value per share
RS nonvested at July 1, 2009	—	—
Granted	293,000	0.63
Vested	29,471	0.67
Forfeited	—	—
RS nonvested at March 31, 2010	263,529	$0.63

Compensation expense for share-based awards for the three- and nine-month periods ended March 31, 2010 and 2009 was included in our consolidated statements of operations as follows:

	Three months ended		Nine months ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Cost of sales	$1,344	$2,791	$4,872	$10,222
Selling and administrative expenses	22,760	7,942	68,822	90,996
Total compensation expense	$24,104	$10,733	$73,694	$101,218

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Investors should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes in this Form 10-Q and our audited financial statements and related notes for the year ended June 30, 2009, included in our Annual Report on Form 10-K.

Overview

We provide specialty laboratory services to support pharmaceutical, biotechnology and laboratory diagnostic manufacturers in the conduct of human clinical research, for use in their drug and diagnostic product development efforts. Our clients include a number of the world’s largest multi-national pharmaceutical, biotechnology and diagnostic companies. Our well-recognized specialty areas include cardiovascular disease (dyslipidemia, atherosclerosis, and coronary heart disease), diabetes (and obesity), and bone and joint diseases (osteoporosis as well as osteo and rheumatoid arthritis). Coupled with our specialty testing, we have central laboratory capability and provide full-service central laboratory support for multi-center clinical trials. We also provide clinical biomarker services to our pharmaceutical and biotechnology clients, including assay development services for novel biomarkers and custom assay services for immunogenicity testing and multiplex testing.

Management has reviewed recent developments in the drug development market. These changes – specifically, continued consolidation, cost reductions and the use of adaptive clinical trials have impacted current and have the potential to significantly impact future revenues. We have observed a number of current studies being postponed, suspended or terminated. We believe that there will be continued uncertainty about the significance of these developments, potential effects on our future business and revenue, driven by the drug development activities by pharmaceutical, biotechnology and diagnostic companies.  The move to adaptive clinical trials has reduced the total dollar value of our backlog of signed contracts by aggregating shorter term and lower dollar contracts.  Reduction in revenue is a trend reported by most of the major Contract Research Organizations (CRO’s) since the economic downturn began in 2008. This trend is the primary reason for the reduction in our third quarter revenue. Nevertheless, we believe that we are well positioned in the lab services and biomarker development market to take advantage of new compounds coming into the drug development pipeline that may mitigate these changes.  Indeed, we are involved with many top pharmaceutical companies in providing testing services and biomarker development for their new drugs due to a by-product of these changes:  increased out-sourcing of assay development and testing services.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified. There are other accounting policies that are significant to us. For a more detailed discussion on the application of these and our other accounting policies, see Note 2 to our Consolidated Financial Statements included in this Report and Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Results of Operations for Three- and Nine-Month Periods Ended March 31, 2010 and 2009

Revenue:

Dollars in thousands, rounded to nearest thousand	Three Months Ended				Nine Months Ended
	March 31,		$	%	March 31,		$	%
	2010	2009	Change	Change	2010	2009	Change	Change
Revenue	$2,234	$2,853	(619)	(22)	$6,649	$7,889	(1,240)	(16)

We generate the majority of our revenue from clinical pharmaceutical trials testing (“traditional biomarker services”) and novel biomarker development services.  We also provide diagnostic services, which historically have represented less than 1% of our total revenue.

Our revenue decreased approximately 22% to $2,234,000 from $2,853,000 between the comparable quarters ended March 31, 2010 and 2009. For the quarter ended March 31, 2010, our revenue was negatively impacted by delays and cancellations of testing in the diabetes and rheumatoid arthritis therapeutic areas. In contrast, during the quarter ended March 31, 2009, we benefited from strong levels of testing revenue in the diabetes and rheumatoid arthritis therapeutic areas in both the second and third quarters of that fiscal year. Our revenue fluctuates due to the variability in the volume of testing services we perform, and by the timing between our testing work and open work orders, and prior work orders having been completed or terminated.

For the nine-month periods ended March 31, 2010 and 2009, our revenue decreased approximately 16% to $6,649,000 from $7,889,000 between the comparable periods.  While the first quarter this year was well above the comparable quarter during fiscal 2009, the second and third quarters have been below fiscal 2009 results.  During the second and third quarters of fiscal 2010, we did not sign any new contracts such as we did late in the quarter in December 2008, instead we saw a number of studies being postponed, suspended or terminated.

We perform services for pharmaceutical and biotech companies, which include our traditional biomarker services (consisting of direct trials testing and referral trials testing for other large clinical laboratories that refer specialty laboratory testing to us) and our novel biomarker development services. The following table provides a breakdown of the percentage of our total revenue generated from these service areas for the comparable three- and nine- month periods ended March 31, 2010 and 2009:

	Traditional Biomarker Services		Novel Biomarker
	Direct Trials Testing	Referral Trials Testing	Development Services
Three months Ended
March 31, 2010	49%	41%	10%
March 31, 2009	61%	35%	4%
Nine months Ended
March 31, 2010	50%	37%	13%
March 31, 2009	53%	41%	6%

We believe that the overall decrease in revenue for the periods ended March 31, 2010 reflects ongoing changes in the drug development marketplace, including cancellations and delays. We have continued to increase our investments in business development initiatives over several fiscal years and will continue this strategy, particularly directed towards direct trials testing and novel biomarker development services. We have seen growth in our biomarker services area and we expect to see our biomarker services represent a larger portion of our revenue during fiscal 2010. As discussed in our Annual Report on Form 10-K for the 2009 fiscal year, we are continuing to monitor and evaluate the shift in the industry to “adaptive clinical trials” and how this change is impacting us now as well as going forward.

Our revenues tend to fluctuate from quarter to quarter, and at times these fluctuations are significant. These fluctuations are typically explained by the timing of entering into new contracts for clinical studies and our work on testing and open work orders, and the completion of prior work orders or early cancellation of studies by our clients.  The studies that we bid on are uncertain until we have a signed contract. Once our work on a study commences, the client may cancel the study at any time during the testing phase. Clients may terminate, delay, or change the scope of a project for a variety of reasons including unexpected or undesirable clinical results or a decision to forego a particular study.  Accordingly, our revenues may be significantly affected by the success or failure of the testing phase and other factors outside of our control, including a large number of pharmaceutical companies’ cost reduction announcements and continuing consolidation in the biopharmaceutical market.

Laboratory Expense and Cost of Goods Sold:

Dollars in thousands, rounded to nearest thousand	Three Months Ended				Nine Months Ended
	March 31,		$	%	March 31,		$	%
	2010	2009	Change	Change	2010	2009	Change	Change
Laboratory Expenses and Cost of Goods Sold	$1,381	$1,639	(258)	(16)	$4,155	$4,313	(158)	(4)
Percentage of Revenue	62%	57%			62%	55%

Laboratory expense and cost of goods sold consist primarily of salaries and related benefits to employees performing analysis of clinical trial samples and the cost of chemical reagents and supplies for analysis of clinical trial samples, and secondarily, of payments to subcontractors for laboratory services, rent, insurance, business and occupation taxes. We consider rent, insurance and certain taxes as “fixed” costs, in that they are generally a constant expense regardless of the level of our services.  In contrast, salaries and benefits, reagent costs and other similar expenses are “variable” costs in that they fluctuate depending on the mix of services we provide in any given period, the overall volume of tests performed, the use of new and highly complex assays and the volume of subcontracted laboratory services.

For the comparable quarters ended March 31, 2010 and 2009, laboratory expense and cost of goods sold decreased by approximately $258,000, or 16%, to $1,381,000, down from $1,639,000. Laboratory expense and cost of goods sold as a percentage of revenue was approximately 62% for the quarter ended March 31, 2010 and 57% for 2009. This is reflective of our decrease in revenue, increases in salaries and related benefits and fixed costs; including an increase in rent from our lease for laboratory space for biomarker development. The dollar decrease in laboratory expense and cost of goods sold was due to a decrease in variable costs of laboratory reagents and other variable costs.

For the nine-month periods ended March 31, 2010 and 2009, laboratory expense and cost of goods sold decreased by approximately $158,000 or 4%, to $4,155,000, down from $4,313,000. Laboratory expense and cost of goods sold as a percentage of revenue was approximately 62% for the nine-months ended March 31, 2010 and 55% for 2009. While we had a decrease in variable costs of laboratory reagents and other variable costs for the nine-month period ended March 31, 2010, our salaries and related benefits and fixed costs increased due to increased staffing and laboratory expansion for biomarker development work.

The following tables illustrate changes in laboratory expense and cost of goods sold in fixed and variable expense categories for the comparable three- and nine-month periods:

Dollars in thousands, rounded to nearest thousand	Three Months Ended
	March 31,				$	%
	2010	% of revenue	2009	% of revenue	Change	Change
Fixed Cost Detail
Rent, Utilities, Certain Taxes	$ 174	8%	$ 141	5%	$ 33	23%

Variable Cost Detail
Wages, Taxes, Benefits	667	30%	639	22%	28	4%
Reagent Chemicals	426	19%	626	22%	(200)	(32)%
Other Variable Costs	114	5%	233	8%	(119)	(51)%
Total	1,207	54%	1,498	52%	(291)	(19)%

Total Cost of Goods Sold	$ 1,381	62%	$ 1,639	57%	$ (258)	(16)%

Dollars in thousands, rounded to nearest thousand	Nine Months Ended
	March 31,				$	%
	2010	% of revenue	2009	% of revenue	Change	Change
Fixed Cost Detail
Rent, Utilities, Certain Taxes	$ 510	8%	$ 388	5%	$ 122	31%

Variable Cost Detail
Wages, Taxes, Benefits	1,949	29%	1,739	22%	210	12%
Reagent Chemicals	1,287	19%	1,689	21%	(402)	(24)%
Other Variable Costs	409	6%	497	7%	(88)	(18)%
Total	3,645	54%	3,925	50%	(280)	(7)%

Total Cost of Goods Sold	$ 4,155	62%	$ 4,313	55%	$ (158)	(4)%

The largest component of laboratory expense for the quarter and nine-month period ended March 31, 2010 was salaries and related benefits. Laboratory salaries and related benefits increased in the quarter and nine-month period ended March 31, 2010 compared to the comparable periods in fiscal 2009. In order to accommodate increases in the complexity of tests performed and biomarker development, we increased our laboratory staff from 45 FTE to 49 FTE. Laboratory salaries and related benefits increased 4% to approximately $667,000 from $639,000 for the quarters ended March 31, 2010 and 2009. These expenses represented approximately 30% and 22%, respectively, as a percentage of revenue for the comparable periods. For the nine-month periods ended March 31, 2010 and 2009, our laboratory salaries and related benefits increased 12% to approximately $1,949,000 from $1,739,000. These expenses represented approximately 29% and 22%, respectively, as a percentage of revenue for the comparable periods.

The other major component of laboratory expense for the quarter and nine-month period ended March 31, 2010 was the cost of laboratory reagents and supplies for analysis of clinical trial samples. Over the last three fiscal years, reagent chemicals used in our laboratory testing have averaged approximately 20% in cost as a percentage of revenue, but may vary considerably depending on the type of lab testing we perform, and constitute a significant expense item for our business. Laboratory reagent expense decreased in the quarter and nine-month period ended March 31, 2010 compared to the comparable periods in fiscal 2009 as a result of a decrease in the number of tests performed. During the comparable quarters ended March 31, 2010 and 2009, laboratory reagents and supplies decreased by 32% to approximately $426,000 from $626,000. This reduction is also driven down somewhat by the biomarker development business as it requires less laboratory reagents and supplies to operate. The cost of laboratory reagents and supplies as a percentage of revenue was approximately 19% and 22% for the comparable quarters ended March 31, 2010 and 2009. For the nine-month periods ended March 31, 2010 and 2009, laboratory reagents and supplies decreased by 24% to approximately $1,287,000 from $1,689,000. The cost of laboratory reagents and supplies as a percentage of revenue was approximately 19% and 21% for the comparable nine-month periods ended March 31, 2010 and 2009.

Other variable costs decreased 51% for the comparable quarters ended March 31, 2010 and 2009, to $114,000 from $233,000. Other variable costs decreased 18% for the comparable nine-month periods ended March 31, 2010 and 2009, to $409,000 from $497,000. The decrease was primarily due to decreases in outside service costs.

Fixed costs for the quarter ended March 31, 2010 increased 24% compared to the quarter ended March 31, 2009, to approximately $174,000 from $141,000. Fixed costs for the nine-month period ended March 31, 2010 increased 32% compared to the nine-month period ended March 31, 2009, to approximately $510,000 from $388,000. This increase was mainly due to increases in depreciation expense, rent and insurance liability.

Selling, General and Administrative Expense:

Dollars in thousands, rounded to nearest thousand	Three Months Ended				Nine Months Ended
	March 31,		$	%	March 31,		$	%
	2010	2009	Change	Change	2010	2009	Change	Change
Selling, General and Administrative Expense	$1,090	$1,008	82	8	$3,252	$3,029	223	7
Percentage of Revenue	49%	35%			49%	38%

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

For the comparable quarters ended March 31, 2010 and 2009, our selling, general and administrative expense increased 8% to approximately $1,090,000, up from $1,008,000. As a percentage of revenue, selling, general and administrative expense was 49% and 35%, respectively, for the quarters ended March 31, 2010 and 2009. The increase in selling, general and administrative expense as a percentage of revenue was the result of the significant decrease in our revenues between the comparable periods, while our SG&A expense increased mainly due to increases in salaries and related benefits.

For the nine-month periods ended March 31, 2010 and 2009, our selling, general and administrative expense increased 7% to approximately $3,252,000, up from $3,029,000. As a percentage of revenue, selling, general and administrative expense was 49% and 38%. The dollar increase in our selling, general and administrative expenses for the comparable three- and nine-month periods is due in large part to increases in salaries and related benefits, due to the addition of one FTE in the administration area and two FTEs in our Science and Technology team to support our clinical biomarkers area.  Other SG&A increases occurred in consulting expense, legal and other public company expense, including expenses and legal fees for our debt financing, and increases in our insurance premiums.  These increases were offset somewhat by decreases in bonus expense, travel expense and advertising and marketing expense.

Other Income (Expense):

Dollars in thousands, rounded to nearest thousand	Three Months Ended				Nine Months Ended
	March 31,		$	%	March 31,		$	%
	2010	2009	Change	Change	2010	2009	Change	Change
Other Income (Expense)	($155)	($9)	(146)	1647	($365)	$621	(986)	(159)
Percentage of Revenue	(7)%	(0)%			(5)%	8%

We had other expense of approximately $155,000 for the three-month period ended March 31, 2010, compared to other income of approximately $9,000 for the three-month period ended March 31, 2009. The main component of other income (expense) for the three-month period ended March 31, 2010 was interest expense of approximately $146,000 compared to approximately $11,000 interest expense in the comparable fiscal period last year. For the three-month period ended March 31, 2010, interest expense included $120,000 of interest related to our debt financing, and we also recorded approximately $19,000 of expense related to the amortization of the discount on the debt. We had no comparable debt, interest or amortization expense for the comparable fiscal period last year.

Total other expense for the nine-month period ended March 31, 2010 was approximately $365,000, compared to other income of approximately $621,000 for the nine-month period ended March 31, 2009. The main component of other income (expense) for the nine-month period ended March 31, 2010 was interest expense of approximately $338,000 compared to approximately $150,000 interest expense in the comparable fiscal period last year. For the nine-month period ended March 31, 2010, interest expense included $240,000 of interest related to our debt financing, and we also recorded approximately $37,000 of expense related to the amortization of the discount on the debt. We had no comparable amortization expense for the comparable fiscal period last year.

A significant change between the comparable nine-month periods is attributable to the net gain we recognized in fiscal 2009 due to the accounting treatment on the Laurus convertible notes, which were paid in full as of December 31, 2008. For the nine-month period ended March 31, 2009, we incurred net gain of approximately $676,000, attributable to the Laurus convertible notes and an expense of $18,000 for amortization of deferred financing costs. We had no comparable gain or amortization costs in current fiscal year.

Net Income (Loss):

Dollars in thousands, rounded to nearest thousand	Three Months Ended				Nine Months Ended
	March 31,		$	%	March 31,		$	%
	2010	2009	Change	Change	2010	2009	Change	Change
Net Income (Loss)	($393)	$198	(591)	(299)	($1,124)	$1,169	(2,293)	(196)
Percentage of Revenue	(18)%	7%			(17)%	15%

We had a net loss of approximately $(393,000) for the quarter ended March 31, 2010 compared to net income of approximately $198,000 for the quarter ended March 31, 2009. We had a net loss of approximately $(1,124,000) for the nine-month period ended March 31, 2010, compared to net income of approximately $1,169,000 for the nine-month period ended March 31, 2009. This decrease from net income, to net loss, is equally attributable to our reduced operating income and the gain derived from the Laurus convertible notes (as described above in “Other Income (Expense)”), whereas we had no similar non-cash gain in the first three quarters of fiscal 2010. Other changes, such as increases in expense, affecting our net loss, are described above under “Laboratory Expense and Cost of Goods Sold” and “Selling, General and Administrative Expense.”

Liquidity and Capital Resources:

At March 31, 2010, our cash and cash equivalents were approximately $3,311,000, compared to approximately $1,365,000 at June 30, 2009. At March 31, 2010 we had approximately $1,203,000 in accounts receivable, compared to approximately $2,239,000 as of June 30, 2009, reflecting timing of revenues billed and collected. Our accounts receivable generally reflect our billings, and may include one or several individually large customer receivables from time to time. We generally have a high collectibility rate on our accounts receivable, and our allowance for doubtful trade accounts is approximately $34,000, which we believe is reasonable based on our past experience.

Total liabilities recorded on our balance sheet as of March 31, 2010 were approximately $5,927,000 compared to approximately $1,986,000 as of June 30, 2009. This significant increase in liabilities was the result of our $4 million debt financing in September 2009. The loan is due and payable over 48 months, with the first 8 months being interest only ($40,000 per month) beginning September 30, 2009, and thereafter (beginning May 31, 2010) 40 monthly payments of principal and interest ($121,822 each).  During the first 12 months of the term of the loan, we have the right, in our sole discretion, to obtain an additional $500,000 loan from the lender on the same terms. As of May 13, 2010, we have not exercised this additional loan right. Other than this term loan with the lender, we do not have a bank line of credit or other general borrowing facility.

At March 31, 2010, we had working capital of approximately $2,717,000, compared to approximately $2,459,000 at June 30, 2009, for an increase of approximately $258,000.  Although we had a significant increase (approximately $1,946,000) in our cash and cash equivalents, this positive impact on our working capital was offset by current portion (approximately $906,000) of our $4 million debt financing and by a decrease (approximately $1,036,000) in our accounts receivable. Other changes providing a positive impact in working capital included increases in inventory and prepaid expenses and decreases in accrued liabilities. Changes providing a negative impact included increases in advances from customers, capital lease obligations and our secured note obligation.

Net cash used by operating activities was approximately $94,000 for the nine-month period ended March 31, 2010 and included the effect of approximately $243,000 in depreciation and amortization, $74,000 in expense from share-based compensation and $37,000 in amortization of fair value assigned to repurchased shares of common stock, related to the debt financing. Our investing activities used cash of approximately $102,000 for the nine-month period ended March 31, 2010 for the purchase of capital equipment and investments. Cash flow provided by or used in financing activities included $4,000,000 provided by gross loan proceeds, approximately $1,674,000 used in common stock repurchase, $66,000 used in payment of employee withholding taxes from transferred restricted stock and $119,000 used in payments on capital lease obligations.

We believe that our cash, current assets and cash flows from operations will be sufficient to fund current operations through fiscal 2011.

During the remaining portion of fiscal 2010 and continuing into fiscal 2011, we will continue to actively pursue business development and marketing activities to broaden our client and revenue base. In particular, we anticipate making additional capital investments for our clinical biomarker services. We may also invest from time to time in our technology infrastructure, operations and other areas of our business. These efforts will use significant amounts of time, effort and funding.

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

As of the end of the period covered by this Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Vice President and Controller. Based upon that evaluation, our Chief Executive Officer and Vice President and Controller concluded that our disclosure controls and procedures are effective at March 31, 2010.

During the quarterly period covered by this report, there were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On January 15, 2010, we awarded a total of 87,500 shares of restricted stock pursuant to our 2005 Stock Incentive Plan to non-management directors on our Board of Directors. On March 15, 2010, our Board of Directors amended the vesting on these and other outstanding restricted stock awards from three years to five years.  The restricted shares fully vest on the fifth anniversary of the grant date and are subject to forfeiture under certain conditions if director appointment is terminated prior to the vesting date. The terms of the awards are materially consistent with the form of restricted stock purchase agreement under our 2005 Stock Incentive Plan. The restricted stock awards are detailed on the following table:

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

Dated:  May 13, 2010

/s/ Ronald R. Helm Ronald R. Helm Chief Executive Officer (principal executive officer) /s/ John P. Jensen John P. Jensen Vice President and Controller (principal financial and accounting officer)