Form 10-K
period 2010-06-30
Pacific Biomarkers, Inc.
filed 2010-09-23
CIK 1020475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

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

Securities registered pursuant to Section 12(b) of the Exchange Act:        None

Securities registered pursuant to Section 12(g) of the Exchange Act:        Common Stock, $0.01 par value per share

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐  No☒

The aggregate market value of the registrant’s common stock held by non-affiliates on December 31, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $7,606,388 based on the average of the bid and ask prices of such stock on that date of $0.51, as reported on the OTC Bulletin Board.

On September 21, 2010, there were 16,669,856 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated By Reference: The registrant’s definitive proxy statement for the 2010 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2010 fiscal year, is incorporated by reference in Part III hereof.

PACIFIC BIOMARKERS, INC.

Form 10-K Annual Report

Table of Contents

**
Information contained in Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the definitive proxy statement for our 2010 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission on or before October 28, 2010 (within 120 days after the close of the 2010 fiscal year).

i

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report to “we,” “us,” “our,” and the “Company” are to Pacific Biomarkers, Inc. and our wholly-owned subsidiaries.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, including statements about

•	our working capital and cash flows and our estimates as to how long these funds will be sufficient to fund our operations,
•	our business development efforts and our expectations for future work orders for services and revenue generation,
•	our plans for growing demand for our services and products, including our expectations for our novel biomarker services,
•	our goals for implementing aspects of our business plan and strategies, and
•	our financing goals and plans

The forward-looking statements in this Report reflect management’s current views and expectations with respect to our business, strategies, services, future results and financial performance. All statements other than statements of historical fact, including statements addressing projected results of operations or our future financial position, made in this Annual Report on Form 10-K are forward looking. In particular, the words “expect,” “anticipate,” “estimate”, “desire”, “goal”, “ believe”, “may”, “will”, “should”, “could”, “intend”, “objective”, “seek”, “plan”, “strive”, variations of such words, or similar expressions, or the negatives of these words, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. The absence of these words does not mean that any particular statement is not a forward-looking statement.

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

For a discussion of some of the factors that may affect our business, results and prospects, see “ITEM 1A – RISK FACTORS” beginning on page 8. Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports previously filed with the Securities and Exchange Commission, including our periodic reports on Forms 10-K, 10-Q and 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

▪	Diabetes
▪	Obesity
▪	Cardiovascular diseases (dyslipidemia, atherosclerosis, and coronary heart disease),
▪	Rheumatology and Bone diseases, (including osteoporosis, osteoarthritis and rheumatoid arthritis.

Coupled with our specialty testing, we also have central laboratory capability and provide full-service central laboratory support for multi-center clinical trials, including routine safety lab tests. We participate in all in-human clinical trials, phases I – IV.

We also perform clinical biomarker services for novel biomarkers, as well as custom assay services for our pharmaceutical and biotechnology clients. Through our biomarker services, we provide assay development services for novel biomarkers, as well as custom assay services for immunogenicity testing and multiplex testing. We anticipate that our clinical biomarker services will help diversify our client base because these services apply to therapeutic areas beyond our traditional specialty areas. We believe that the growing number of biological and biosimilar drugs under development will drive increasing demand for highly specialized and technical consultative services. We expect that these biomarker services will also complement and extend our strong reputation in this specialty testing sector.

Our company is a Delaware corporation, incorporated in May 1996, and we conduct our operations primarily through our wholly-owned subsidiary, Pacific Biomarkers, Inc., a Washington corporation.

Business Strategy

Our primary business strategy is to increase our revenues and market share by providing high quality specialty reference laboratory services in our core areas, and growing our novel biomarker services, a dynamic sector of laboratory services for clinical drug development.

A key component of our strategy is to meet the outsourcing needs of pharmaceutical, biotechnology, diagnostic companies and other central laboratories. Specialty reference and central laboratory service companies like ours typically derive substantially all of their revenue from the research and development expenditures of the pharmaceutical, biotechnology, and diagnostic industries. Participants in these industries typically outsource a significant quantity of these services both to central laboratories and to specialty reference laboratories. We believe that such outsourcing will continue and may increase in the future because of many factors, including continuing pressures on the pharmaceutical and biotechnology industries to contain costs, limitations on pharmaceutical companies’ internal capacity, difficulty in developing expertise in specialty testing areas internally within pharmaceutical companies or central labs, a need for faster development time for new drugs, research in multiple countries simultaneously and stringent government regulation. In addition, central laboratories outsource to specialty reference laboratories some of the testing that requires specialized expertise. Referrals from large clinical laboratories depend on whether the central laboratory has internal expertise and their internal work capacity, and ongoing consolidation in the industry has affected the level of referrals.

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

Described below are other efforts we are pursuing, or may pursue in the future, to further our business strategies.

Increase Specialty Areas

Our goal is to expand our specialty laboratory expertise, beyond our core specialties of cardiovascular diseases and rheumatology and bone diseases, within related areas where we have a competitive advantage of existing in-depth expertise. This includes novel biomarkers, immunogenicity, central nervous system disorders and multiplexing platforms.

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

In fiscal year 2010 we began working on a biomarker initiative with the aim of identifying a set of biomarkers that current literature and experimental evidence indicate have the greatest possibility of being used in the early identification and treatment of (drug)-induced Acute Kidney Injury (AKI). Drug-induced organ injury is a serious condition accounting for as much as $75 billion for every 250 compounds tested. We believe that the pharmaceutical companies have a major business incentive for early detection of flawed drugs. Development costs for each approved drug cost approximately $1 billion or more to develop over an average timeframe of 10 years. Assuming an average of 250 compounds tested yearly and 30% found toxic, 75 compounds would be spared full development resulting in savings of up to $7.5 billion per year. This ongoing initiative is designed to help the pharmaceutical companies by reliably measuring biomarkers that prevent compounds from entering the next stage of development unless they are free of drug-induced toxicity. We have already validated a majority of biomarkers associated with kidney organ injury specified by the Predictive Safety Testing Consortium (PSTC). During fiscal year 2011 we plan to validate other organ injury biomarkers utilizing the standards established by the PSTC.

Diversify Client Base

We have a goal to continue to diversify our client base, both in terms of the number of clients and the number of contracts within any particular client.

As a result of ongoing business development and client diversification efforts, we added 12 new clients to our client base during the fiscal year ended June 30, 2010, and 9 new clients in fiscal 2009, and we continue to diversify the total number and types of study contracts. At June 30, 2010, we held a total of 159 active contracts, compared to 137 active contracts at June 30, 2009, a 16% increase. Management believes that as a result of these continuing business development activities, we will incrementally diversify our client base and spread our revenues across a larger number of clients and a larger number of individual study contracts.

We anticipate that our clinical biomarker services will help diversify our client base. These biomarker services apply to therapeutic areas beyond our traditional specialty areas, and there is also an emphasis on the rapidly growing segment of biologic drugs. As a result, we hope to develop client relationships with new divisions within existing clients, as well as with other companies in the pharmaceutical and biotechnology industries with whom we previously have not contracted. We believe that these biomarker services will complement and extend our strong reputation in specialty testing services.

Acquisitions and Strategic Relationships

Our clients and our competitors have experienced significant consolidation over the last several years and we expect that trend to continue. The uncertainty caused by the consolidation trend may result in other companies in the industry seeking to form strategic relationships or joint ventures or to be acquired in order to stay competitive. This may make it possible for us to make strategic acquisitions that are complementary to our existing services and that expand our ability to serve our clients. We are also exploring other strategic alternatives for our business and operations, which may include joint ventures, co-marketing relationships or other strategic relationships. Additionally, we will evaluate, as appropriate, any potential business combinations involving our company as a whole, or involving a portion of our assets.

Services

We provide specialty reference laboratory services and clinical biomarker services, as well as central laboratory services.

Specialty Reference Laboratory Services

Our specialty reference laboratory in Seattle, Washington has established itself as a technical leader due to our strong expertise in certain core areas. Our three well-recognized specialty areas include:

•	cardiovascular diseases (dyslipidemia, atherosclerosis, and coronary heart disease),
•	diabetes, metabolic syndrome, and obesity, and
•	rheumatology and bone diseases (osteoporosis as well as osteoarthritis and rheumatoid arthritis).

Management believes that among prospective new drugs, these areas of expertise represent three of the top ten areas of focus by the pharmaceutical industry.

With respect to cardiovascular diseases, we are one of the leaders in lipid services for clinical drug development and diagnostic product development in the U.S. and internationally. Our expertise is concentrated on the measurement of cardiovascular disease markers, especially cholesterol and lipoproteins, including HDL, LDL and subfractions thereof, remnant cholesterol, apolipoproteins, Lp(a), and protein and lipid composition of lipoproteins.

We are enhancing our activities in the area of diabetes and related disorders, notably obesity and metabolic syndrome. Moreover, we are expanding our test menu in areas related to diabetes and metabolic syndrome, notably in testing for markers of inflammation and gut hormones. In prior fiscal years, we noticed a significant increase in interest in assays for hormones such as GLP-1, GIP, PYY, and ghrelin, which are produced in the gut and are dysregulated in conditions such as diabetes and obesity. In the fiscal year of 2010 we have added additional novel gut hormones to our test menu as well as improved our current panel of gut hormones. The American Diabetes Association reports in 2010 that diabetes is the fastest growing disease in the history of the United States. Diabetes kills more people than breast cancer and AIDS combined and if current trends continue, one in three children born since 2000 will develop diabetes in their lifetime. Every 19 seconds a new case of diabetes is diagnosed. Diabetes costs the U.S. approximately $218 billion each year. Because of our established strengths in testing for lipids, cardiovascular risk and diabetes, we believe we are well positioned to take advantage of this emerging area of pharmaceutical drug development. We believe our strength in performing these difficult assays will be attractive to our clients and be a significant source of future revenues.

In fiscal year 2010 we developed a novel method for the measurement of bile acids using our LC-MS/MS platform acquired earlier the same year. Bile acids are well recognized as essential for regulating cholesterol homeostasis and the digestion and absorption of fat through the intestine, but in recent years, bile acids have emerged as signaling molecules with endocrine functions, acting as ligands for the G-protein coupled receptor TGR5 and the nuclear receptor farnesoid X receptor (FXR). This has elevated the importance of bile acids beyond fat digestion and into triglyceride, cholesterol, and glucose homeostasis. We believe this assay will support our already ongoing programs in the diabetes and cardiovascular areas because of the growing interest in bile acids as therapeutic targets for the treatment of obesity, type 2 diabetes, and hyperlipidemia.

In the areas of bone metabolism and women’s health, we also specialize in the measurement of hormones, and our menu of biochemical markers includes pyridinolines, various C- and N- terminal telopeptides, procollagens, osteocalcin and bone-specific alkaline phosphatase. Moreover, in recent years we have actively expanded our test menu to include biochemical markers of cartilage turnover as relating to drug development for arthritis, and we have performed specialty testing to support clinical drug development of drugs for rheumatoid arthritis and osteoarthritis. Further, we expect to see renewed increases in demand for our testing services in drug development for rheumatoid arthritis, and we expect this to be a significant source of future revenues.

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

We have developed certain computer software and proprietary processes and procedures intended to enhance the quality and effectiveness of our services. These proprietary processes derive from the technical expertise, knowledge, ability and experience of our laboratory professionals, and provide significant benefits to our clients.

Novel Biomarker Services

In fiscal 2008, we began offering new testing services that relate to the use of biomarkers in clinical drug development. “Biomarkers” are any biological parameters that can be measured in patient samples (e.g., blood or urine) and that provide specific information about the effects (both safety and efficacy) of a particular drug. There is a rapidly growing trend in the pharmaceutical and biotechnology industries to use biomarkers to help guide drug development. We have noticed recently more companies that offer various types of biomarker services. We believe that this investment by others in this area validates our conclusion that this is not only a significant growth area, but that we also have an appropriate strategy to win more business in this area.

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

Clients / Marketing

We provide specialty reference, novel biomarker and central laboratory services to the pharmaceutical, biotechnology, and laboratory diagnostic industries. The majority of our clients are pharmaceutical companies, many of which are on the list of Fortune 500 companies, and 37% of our revenue was derived from these Fortune 500 clients in fiscal 2010. Our clients generally range from the world’s largest pharmaceutical companies and biotechnology companies to small and start-up organizations. Our clients also include large central laboratories for whom we provide subcontractor services for our specialty reference laboratory testing.

Our revenue has been concentrated in a small number of clients. For revenue calculations we aggregate as a single client all revenues we receive from several operating divisions within one pharmaceutical or biotechnology company. We routinely have two or more large clients who individually account for more than 10% of our revenue. Our two largest clients in fiscal 2010 represented 46% of our revenue (27% and 19%, respectively), as compared to 40% from our two largest clients in fiscal 2009 (27% and 13%, respectively). One of these clients was the same and one was different in each fiscal period. Revenue from our five largest clients represented approximately 65% and 70% of total revenue in fiscal 2010 and 2009. The loss of any of our largest clients could have a material adverse impact on our revenues and results of operations.

Our scientific expertise is an integral and interrelated part of our business development, marketing and sales process. Our success in business development depends in part on our reputation in the industry and client perceptions (particularly as to our scientific expertise, but also our laboratory capacity and financial health), and also to a degree on personal relationships between us and the client. Accordingly, our Chief Scientific Officer and science and technology team are directly involved in sales and marketing through company capability and scientific presentations as well as consultation with pharmaceutical clinical teams beginning at the protocol design stage.

We continually focus on our business development efforts, and we added two employees to our business development group during fiscal 2010, in addition to the work of our science and technology team. The primary component of our business development efforts has been directed towards pharmaceutical and biotechnology companies, which includes our novel biomarkers business, and we expect this to continue. We also constantly seek to build relationships with other large clinical laboratories for referral work for our specialty laboratory testing.

Contractual Arrangements

We enter into contracts with all of our clients for our laboratory services. Contracts may range from a few months to several years depending on the nature of the work performed and the duration of the client’s study. For some contracts, a portion of the contract fee is paid at the time the study or trial is started with the balance of the contract fee payable in installments upon the progress of the work completed or achievement of milestones over the study or trial duration. We recognize revenue in the period that we perform the related services.

We often enter into master service agreements with clients under which we perform services based on work orders submitted to us from time to time by the client. As of the end of our 2010 fiscal year, we had master service agreements with 20 of our clients as compared to 16 agreements we had as of June 30, 2009. There is no guaranteed minimum number of work orders or revenue to us under these master service agreements. Each work order is separately negotiated with the client and is usually limited to a specific project with limited duration.

Our contracts with clients are primarily fixed price, where our fees are based on the number of samples we test at an agreed-upon price per sample. In such cases, we benefit if our costs are lower than we anticipated but we bear the cost of overruns. Occasionally, we may enter into contracts priced as a fee-for-service (with or without a cap). In such cases, the contracts contain an overall budget for the trial based on time and cost estimates. If our costs are lower than anticipated, the client generally benefits from the savings. If our costs are higher than estimated, we bear the responsibility for the overrun unless the increased cost is a result of a change requested by the client, such as an increase in the number of patients to be enrolled or the type or amount of data to be collected. For the 2010 and 2009 fiscal years, fixed price contracts amounted to 100% of our revenue.

Most of our contracts or work orders may be terminated or modified at any time by the client. Clients may terminate, delay, or change the scope of a project for a variety of reasons including unexpected or undesirable clinical results, a decision to forego a particular study, regulatory issues and other factors outside of our control. Our contracts typically entitle us to receive payment for services performed by us up to the time of termination and reimbursement for out-of-pocket costs incurred prior to termination. In certain limited instances, if a study is terminated early our contracts may also entitle us to a termination fee or payment for the costs of winding down the terminated project.

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

Competition

The clinical laboratory services industries, including specialty reference, novel biomarker and central laboratory services, have many participants ranging from small, limited-service providers to a limited number of full-service laboratories with global capabilities.

For specialty reference laboratory services in our areas of expertise, we primarily compete against other full-service and limited-service specialty and central laboratory services organizations and, to a lesser extent, laboratories in academic centers. Many of these organizations have significantly greater resources than we do, with somewhat different focus and business targets. In addition, with the increased focus on biomarkers in drug development, we are noticing more companies that offer various types of biomarker services. Our significant competitors in specialty reference and biomarker laboratory services include Covance, PPD, LINCO (Millipore), Quintiles, ICON, Synarc, Medpace, Esoterix (Labcorp), IBT Laboratories, ALTA Immunochemistry, Charles River Laboratories, Tandem Labs, Eurofins, Clearstone Central Laboratories, CRL, Cetero, and Cedra.

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

Employees

At September 21, 2010, we had 69 full-time employees and 2 temporary or contract employees, for a total of 71 employees, 47 of whom were employed in laboratory operations, laboratory administration and client services, 6 were employed in sales, marketing and business development, and 18 were employed in administrative capacities. Six of our employees hold doctorate level degrees and two others hold master’s degrees or other postgraduate degrees. None of our employees are represented by labor unions. We believe that our relationships with our employees are good.

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

Risks Relating to Our Company and Our Business

We may bear financial losses because our contracts may be delayed, terminated or reduced in scope for reasons beyond our control.

Our contracts may be terminated, delayed or reduced in scope by our clients at any time, either immediately or upon notice. See “BUSINESS – Contractual Arrangements” above. Contract termination, delay or reduction in scope may occur for a variety of reasons, most of which are beyond our control, including:

•           unexpected or undesired clinical results;
•           insufficient patient enrollment by the client;
•           insufficient investigator recruitment by the client;
•           client budgetary constraints;
•           the client’s decision to terminate the development of a product or to end a particular study.

Because we primarily receive revenue on the basis of the number of clinical samples we test and process, the loss, reduction in scope or delay of a large contract or the loss or delay of multiple contracts could materially adversely affect our business, results of operations, financial condition and cash flows. Our contracts typically entitle us to receive payment for fees earned by us up to the time of termination and reimbursement for out-of-pocket costs incurred prior to termination. However, most of our contracts do not entitle us to a termination fee or payment for the costs of winding down the terminated projects.

We depend on small number of clients for a significant portion of our revenue. Any decrease in revenue from these clients could materially adversely affect us.

Our revenue has been concentrated in a small number of clients. We can be materially adversely impacted by decreases in work generated from these clients, including delays in undertaking clinical studies or submitting samples for testing services, early termination or reductions in work orders or clinical studies, or decreases in the volume or timing of new work orders. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and see “BUSINESS – Clients/Marketing” above.

We have expanded our business development efforts and have continued to submit bids and proposals to these and other companies for our services, to increase our revenue and to diversify our client base. Although we believe that we have good relations with all of our large clients and other companies in the industry, and we expect to receive additional work orders in the future, we cannot predict the timing or amount of any such additional work or whether we will be successful in further diversifying our client base. If we are unsuccessful in our sales and business development efforts with our existing clients and potential clients, our backlog and our revenue will be adversely affected. In addition, unless we are able to attract additional clients for medium to large studies, we will continue to be dependent on a small number of clients for a substantial majority of our revenue.

If we do not gain new clients and new projects from our business development efforts, our growth may be limited, sales of our services may decrease and our operating results may suffer.

We generally do not have long-term contracts with clients for our services. The client may terminate projects that we undertake at any time. As a result, it is difficult for us to forecast future sales, and our future revenue depends on our ability to generate new clients and new projects. Our business development efforts are substantially dependent on our ability to effectively manage our time, personnel and resources. In particular, our Chief Scientific Officer and other scientists are often heavily involved in the marketing and business development process, and time that they spend in this area detracts from their available time for laboratory and development work. Our success in business development depends in part on our reputation in the industry and client perceptions (including as to our laboratory capacity and financial health), and also to a degree on personal relationships between the client and us. With the significant consolidation in the pharmaceutical industry, it is often a long and complex process in finding and meeting with the right person within the client company. We also understand that some companies in the pharmaceutical industry have “preferred vendor lists, such that a vendor cannot participate in requests for proposal or contract with the company unless the vendor is pre-approved on the list. We are hopeful that with the expansion of our existing service offerings and novel biomarker services, we will be able to attract new clients. If our business development efforts are not successful, our revenue and cash flow may decrease and our operating results may suffer.

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

Our contract backlog may not result in future revenue.

For internal management purposes, we maintain a contract backlog to track our signed contracts and the anticipated revenues that may be earned in the future for work that has not yet been performed under those signed contracts. Management uses backlog as a financial metric to internally track our business development efforts and anticipated revenues. The scope of the projects and studies we perform under our signed contracts varies significantly, from a few months to over several years; however, those studies or contracts can be terminated, revised, or delayed at any time. As a result, although backlog can provide helpful information to our management, we believe that our aggregate backlog as of any date is not necessarily a reliable indicator of our future results. Our backlog is also affected by the size and duration of our contracts, and as we see more clients moving towards adaptive clinical trials, resulting in smaller contracts with shorter duration, this will impact our backlog and reduce our visibility of forward revenues. A reduction in backlog during any particular period or the failure of our backlog to result in future revenues could adversely affect our results of operations.

Our revenue is unpredictable and varies significantly from quarter to quarter and year to year.

We typically experience significant quarterly fluctuations in revenue in any fiscal year. Our revenue depends in large part on receiving new clinical or diagnostic studies and biomarker development projects from our clients. We cannot predict the timing or amount of revenue we may recognize from quarter to quarter. With these dramatic quarterly fluctuations, it makes it difficult for management to plan for cash flow and capital expenditures, and difficult for investors to evaluate our results of operations. During fiscal 2011, we are planning to make additional investments in our technology infrastructure, operations and other areas of our business in an effort to become more competitive and to increase our revenue. These efforts will use significant amounts of time, effort and funding. These efforts may not be successful in generating additional revenue.

We have historically had working capital deficits. If our revenue does not increase, our losses may increase; cash and working capital position may decline.

We have had cash flow shortages and deficiencies in working capital in previous fiscal years. Although we ended fiscal 2010 with approximately $1,861,000 in cash and $469,000 in short-term investments and a positive working capital position of approximately $1,796,000, we had a net loss for the fiscal year and used approximately $654,000 in cash to fund operations. Unless revenue increases, we may experience losses and our cash and working capital positions may be adversely impacted through fiscal 2011. To improve our cash position, we are actively seeking to increase revenue and improve operating income. However, our continuing efforts to improve our cash position, reduce expenses and generate revenue may not be successful.

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

In fiscal 2010 we entered into a $4 million term loan (see “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”). The loan is due and payable over 48 months, requiring current monthly payments of principal and interest of $121,822 for the remaining term of the loan. We will need to generate sufficient working capital and cash flows from operations to pay our debt. Any inability to make our loan payments as they become due could result in an event of default under the loan documents, which could have a material adverse effect on our business. Upon an event of default, the holder of the secured debt could seek to foreclose on our assets or exercise any other remedies available to it, subject to the terms of the loan documents.

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

Business disruptions could impact our personnel; clients and suppliers; and could adversely affect our business.

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

The majority of our services are performed at our main laboratory and, if our facility is affected by man-made or natural disasters, our business could be materially adversely affected.

We currently perform all of our clinical and biomarker development services in our laboratories located in Seattle, Washington. Any natural or man-made disaster, such as a fire or earthquake, could damage or destroy our equipment, cause substantial delays in our operations, and create significant expenses. Any temporary or extended shutdown of our laboratories would harm our ability to perform services for our clients and to operate our business. There is no assurance as to when or whether we could recover from a serious natural or man-made disaster. If we were to need to establish a new laboratory for our services, we would have to spend considerable time and money securing adequate space and building out the laboratory and necessary infrastructure, and we would also have to obtain new CLIA and CAP certifications, which would take a significant amount of time and could result in delays in our ability to begin operations. All of this could have a material adverse effect on our business, financial condition, and results of operations. Even though we carry business interruption insurance, this insurance may not compensate us fully from any loss we may incur relating to these interruptions.

Our ability to protect our intellectual property is essential to the growth and development of our products and services.

We rely, in part, on trade secrets and know-how to develop and maintain our competitive position and technological advantage on our existing intellectual property and any future intellectual property we develop. We protect our intellectual property through a combination of trademark, service mark, copyright, trade secret laws and other methods of restricting disclosure and transferring title. We have and intend to continue entering into confidentiality agreements with our employees, consultants and vendors; and generally seeking to control access to and distribution of our intellectual property. These methods may not be adequate to protect our intellectual property.

We are dependent on single-source suppliers.

We purchase certain chemical reagents used in our laboratory testing from many single source suppliers. If any of our suppliers were to become unwilling or unable to provide these materials in required quantities or on our required timelines, we would need to identify acceptable replacement sources. The disruption of such supply relationships could impair our ability to perform laboratory testing, result in contract delays or cause us to incur costs associated with the finding of alternative sources of supplies. We may not be able to identify and contract with acceptable replacement sources on a timely basis or on acceptable terms or at all. Any delays or difficulties with our suppliers could have a material adverse effect on our business and results of operations.

If our revenue or cash flow from operations does not increase, we may need to raise capital to fund operations in the future.

We used cash of approximately $654,000 in our operations during fiscal 2010. Although we anticipate that our cash, current assets and projected cash flows from operations will be sufficient to fund our business through fiscal 2011, this may prove inaccurate. Our business can change unpredictably due to a variety of factors, including competition, regulation, legal proceedings or other events, which could impact our funding needs or our cash flow from operations or increase our required capital expenditures. If our revenue or cash flow does not increase, or if unforeseen events arise, we may need to raise capital through equity or debt financing or through the establishment of other funding facilities in order to maintain operations. In the current market condition, raising capital has been, and may continue to be difficult, and we may not receive sufficient funding. Any future financing that we seek may not be available in amounts or at times when needed, or, even if it is available, may not be on favorable terms. Also, if we raise additional funds by selling equity or equity-based securities, the ownership of our existing stockholders will be diluted.

Any inability to obtain sufficient capital to fund operations when needed would have a material adverse effect on our financial position, results of operations and ability to continue in existence, and we could be forced to seek protection from creditors under the bankruptcy laws or cease operations. During fiscal 2011, we plan to make additional investments in our technology infrastructure, operations and other areas of our business in an effort to become more competitive and to increase our revenue. These efforts will use significant amounts of time, effort and funding.

We may consider strategic alternatives and acquisition or divestiture opportunities.

From time to time, we may consider strategic alternatives or other acquisition or divestiture opportunities, which could include merger, asset sale, joint venture or similar transaction. There are significant risks and uncertainties associated with acquisition or sales transactions. If we were to seek to grow by acquisition, factors which could affect the success of such a transaction include

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

In addition, management continues to review developments in the dyslipidemia drug development market that had previously provided the majority of our revenues.  Over the last several fiscal years, we have observed a modest resurgence in the dyslipidemia pipeline and we are cautiously optimistic that this trend will continue, despite a downturn in the current fiscal year. Moreover, we have also observed a shift in emphasis in Pharma from pure “cholesterol drugs” towards drugs that treat type 2 diabetes and obesity, both of which are therapeutic areas in which we have considerable expertise. We will continue to be impacted by changes affecting the pharmaceutical and biotechnology industries.

Failure to keep pace with changes in the marketplace may cause us to lose market share and our revenue may decrease.

Clinical testing and biomarker services are subject to rapid technological change and innovation. In particular, laboratories are regularly developing new assays to incorporate into clinical testing and have to maintain up-to-date laboratory equipment to stay competitive. In developing and enhancing our services, we have made, and will continue to make, assumptions about which features; standards and performance criteria will be attractive to, or demanded by, our clients. We have noticed recently more companies that offer various types of biomarker services. If we implement criteria that are different from those required by our clients or if our competitors introduce products and systems that better address these needs, market acceptance of our offerings may suffer or may become obsolete. In that event, our market share and revenue would likely decrease. In addition, clients are requiring that laboratories maintain secure and sophisticated information technology systems, as a means for storing data and facilitating communication between the laboratory and the client. Although we continue to expend efforts and resources in these areas, we may not be successful in keeping up with client needs or expectations. In addition, if a client or prospective client has negative perceptions about our abilities, whether based on our financial strength or other factors, this may affect our ability to attract new clients or projects. Many of our competitors have greater resources than we do.

To be competitive in our industry, we need to successfully develop and market new services.

We continually seek to develop and market new services that complement or expand our existing business to increase our competitive position, diversify our client base, and increase the scope and number of our contracts.  If the market for these services does not develop as we anticipate, we may not be successful in attracting new clients and generating revenue. In addition, these new services require management time and efforts, which may detract from our core business.  If we are unable to develop new services and or create demand for those newly developed services, our future business, results of operations, financial condition and cash flows could be adversely affected.

We operate in a highly competitive industry, and we may lose or fail to attract clients for our services to our competitors.

Our competitors range from small, limited-service providers to full service global contract research organizations.  Our main competition consists of in-house departments of pharmaceutical companies, full-service contract research organizations, and, to a lesser degree, universities. See “BUSINESS – Competition” above. We compete on a variety of factors, including

•           technological expertise and efficient drug development processes,
•           reputation for on-time quality performance,
•           price,
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

Governmental agencies throughout the world, but particularly in the United States, highly regulate the drug development and approval process.  See “BUSINESS – Government Regulation” above.  Our business involves performing safety and efficacy laboratory testing during clinical trials of new pharmaceutical drugs.  Clinical trial laboratory data is used by pharmaceutical and biotechnology companies in the submission process to the FDA for the marketing approval of a new drug. Changes in regulations, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures or an increase in regulatory requirements that we have difficulty satisfying, could eliminate or substantially reduce the need for our services.  Also, government efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs may have an impact on the drug development and approval process, and our clients may spend less, or reduce their growth in spending, on research and development or outsourcing.

Healthcare reform could adversely affect our clients and could decrease the need for the services we provide and our revenues.

In recent years, governments of the United States, Europe and Asia have considered various types of health care reform in order to control growing health care costs.  In addition, there are a number of initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of, and the reimbursement for healthcare services in the United States.  The effects of these health care reforms will likely pose changes to the pharmaceutical and biotechnology industries. It is possible that they could limit the profits that can be made from the development of new drugs, or have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs.  This could result in pharmaceutical and biotechnology companies spending less on research and development or outsourcing, which could in turn decrease the business opportunities available to us. Alternatively, this could result in an increase in generic drugs which could provide increased opportunities for us.  In addition, new laws such as the Affordable Health Care Act which became law in the United States on July 1, 2010 or other regulations may create a risk of liability, increase our costs or limit our service offerings.  We cannot predict the impact of these healthcare reforms on our pharmaceutical and biotechnology clients and their drug development efforts, or the resulting impact on the number and size of clinical services we perform.

Failure to comply with existing government regulations or our CLIA and CAP certifications could result in a loss of revenue.

The clinical laboratory testing industry is subject to extensive regulation. Any failure on our part to comply with applicable government regulations could result in the termination of on-going research or sales and marketing projects or the disqualification of data for submission to regulatory authorities. Our laboratory is currently CLIA and CAP-certified. If we fail to comply with CLIA or CAP requirements, our license could be suspended or revoked, or our operations could be limited and we could become subject to significant fines and/or criminal penalties.  In addition, if we fail to validate analytical test methods performed on samples collected during and in support of a trial or if we fail to comply with GCP (Good Clinical Practice) or GLP (Good Laboratory Practice) regulations, the generated test data could be disqualified.  If this were to happen, we could be contractually required to repeat the trial at no further cost to our client, but at substantial cost to us.  Any of this would harm our business and financial condition.

We must maintain certifications from our clients in order to be eligible to bid on projects.

Many of our clients require our laboratories to be audited from time to time for certification that we comply with their internal requirements. If we fail to comply or make adjustments in a timely fashion, we will probably be terminated from existing contracts and we will not be eligible to bid on that client’s future projects. While generally we have been very successful in maintaining certifications and in gaining new certifications, if we fail certification tests, especially for our major clients, our business would be materially adversely affected.

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

Risks related to our common stock include, but are not limited to the following:

•  our quarterly operating results may vary, and these fluctuations could affect the market price of our stock;
•  our stock price is volatile and a stockholder’s investment in our common stock could suffer a decline in value; and
•  the market for our stock has not been liquid.

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

ITEM 1B           UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2              PROPERTIES

We lease approximately 15,000 square feet of office and primary laboratory space in Seattle, Washington for our executive offices and laboratory. The current monthly rent under the lease is $21,639, and the monthly rental rate increases approximately three percent on each November 1 for the remainder of the term. The lease term expires October 31, 2012.

We also lease approximately 1,030 square feet of office and laboratory space in a separate Seattle, Washington location for our biomarker services laboratory. Previously, our lease covered only 500 square feet, but on August 1, 2009, we entered into a new lease that increased the size of the leased space to approximately 1,030 square feet. The current monthly rent under the lease is $5,595. The lease term is 24 months and expires August 31, 2011.

In the opinion of management, the leased premises are adequately covered by insurance. We do not own any real property.

We have experienced space and power constraints with our existing premises.  In addition, we would also like to consolidate our two laboratories under one location.  Accordingly, we have engaged the services of a commercial real estate broker to assist us in locating suitable new office and laboratory space in the greater Seattle, Washington area.  We do not currently have an agreement or negotiations underway for a new location.  We anticipate that any such relocation will not occur until the fourth quarter of fiscal 2011 or the first quarter of fiscal 2012.

ITEM 3	LEGAL PROCEEDINGS

We are not a party to any material pending material legal proceedings.

ITEM 4	[REMOVED AND RESERVED]

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted for trading on the OTC Bulletin Board under the symbol “PBMC.”

The following table shows, for each quarter of fiscal 2010 and 2009, the high bid and ask sales prices as reported by the OTC Bulletin Board. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	OTC Bulletin Board
	Bid	Ask
Fiscal 2010:
Fourth quarter, ended June 30, 2010	$0.46	$0.55
Third quarter, ended March 31, 2010	0.60	0.66
Second quarter, ended December 31, 2009	0.87	0.96
First quarter, ended September 30, 2009	1.03	1.05

Fiscal 2009:
Fourth quarter, ended June 30, 2009	$0.78	$0.81
Third quarter, ended March 31, 2009	0.63	0.68
Second quarter, ended December 31, 2008	0.49	0.51
First quarter, ended September 30, 2008	0.63	0.69

Holders

As of September 21, 2010, there were 16,669,856 shares of common stock issued and outstanding, held by approximately 136 holders of record.

Dividends

We have never declared or paid any cash dividends with respect to our common stock, and do not plan to do so in the foreseeable future.  We anticipate that we will retain future earnings for use in the operation and expansion of our business. Any future determination with regard to the payment of dividends will be at the discretion of our board of directors and will be dependent upon our future earnings, financial condition, applicable dividend restrictions and capital requirements and other factors deemed relevant by the board.

Sales of Unregistered Securities

The following provides information regarding sales of equity securities by us during the fiscal year ended June 30, 2010, which were not registered under the Securities Act:  None

ITEM 6	SELECTED FINANCIAL DATA

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated audited financial statements and related notes for the fiscal year ended June 30, 2010, included elsewhere in this Report.  Except for historical information, the following discussion contains forward-looking statements.  See “Cautionary Notice Regarding Forward Looking Statements” and “Risk Factors.”

Overview

We provide specialty reference laboratory services to support pharmaceutical and laboratory diagnostic manufacturers in the conduct of human clinical research, for use in their drug and diagnostic product development efforts. Our clients include a number of the world’s largest multi-national pharmaceutical, biotechnology and diagnostic companies Our well-recognized specialty areas include cardiovascular diseases (dyslipidemia, atherosclerosis, and coronary heart disease), diabetes, obesity, and rheumatology and bone diseases including osteoporosis as well as osteoarthirits and rheumatoid arthritis. We also provide clinical biomarker services for novel biomarkers, as well as custom assay services, to our pharmaceutical and biotech clients. Our company is a Delaware corporation, incorporated in May 1996, and we conduct our operations primarily through our wholly-owned subsidiary, Pacific Biomarkers, Inc., a Washington corporation.

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

Fair Value Measurements - Debt Financing

We follow ASC Topic 820 and 825, (SFAS 157, Fair Value Measurements) in determining the fair value in our recent repurchase of shares of common stock. SFAS 157 clarifies a number of considerations with respect to fair value measurement objectives for financial reporting and expands disclosures about the use of fair value measurements. The degree of judgment utilized in measuring the fair value of financial instruments is largely dependent on the level to which pricing is based on observable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. See Note 8 to our Consolidated Financial Statements. In valuing the repurchased shares from our $4 million debt financing in September 2009, we chose a bid-ask regression model as the most appropriate method to determine the fair value of these shares. We would expect material differences in reporting of the fair value of these shares, had we chosen other methods in determining the fair value. The discount to the Note derived from the fair value of the shares and interest expense derived from the discount may have been a higher or lower amount. For example, a regression model based on restricted share regression analysis would produce a higher discount amount. Alternatively, had we chosen the market closing price for fair value, the discount would have been zero. However, due to the thin trading characteristics of our stock within the OTCBB market, the number of shares repurchased, other observable and unobservable inputs, it was our judgment that the method utilized in estimating the fair value of these shares was appropriate for this transaction.

Stock-Based Compensation

We report stock-based compensation expense applying ASC Topic 718 (SFAS No. 123(R), Share-Based Payment), using the modified prospective transition method. This requires us to estimate the fair value of our equity-based awards on the date of grant using an option-priced model. This also requires us to estimate the number of equity awards that will ultimately vest and those that will be forfeited. We record on our consolidated income statements the fair value of the portion of the award that is expected to vest, which we expense over the requisite service periods. Determining the fair value of equity-based awards at the grant date requires judgment, particularly in applying the volatility assumptions used in the Black-Scholes pricing model. With the recent volatility in the stock market, our volatility assumptions changed significantly for fiscal 2010 (148-151%) from fiscal 2009 (108.8%).  See Note 2 to Consolidated Financial Statements.  In addition, judgment is also required in estimating the amount of equity-based awards that are expected to be forfeited, which we base on actual historical data, typically over the past three years.  Our current estimates are that only 2-4% of the awards will be forfeited.  If we were to estimate a higher percentage of forfeitures, we would recognize a lower amount of stock based compensation expense as of the date of the grant. If actual forfeitures are significantly fewer less than our estimate, we would have to record additional equity-based compensation expense; conversely, if there are more forfeitures than we estimated, we would have to reverse previously recognized expense.

Useful Lives of Tangible Assets

The assets we acquire are subject to our best estimates of useful lives of the asset for depreciation and amortization purposes. We depreciate equipment and computers over three to five years, and we depreciate leasehold improvements over the lesser of the remaining life of the lease or ten years. In management’s judgment, these useful life periods reflect a reasonable estimate of the life over which we will use the equipment, computers and leasehold improvements. We capitalize software costs incurred in connection with obtaining and developing internal use software (“software costs”) in accordance with ASC Topic 350-40 (formerly Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use). We amortize software costs over a period not to exceed three years. Under GAAP, we could have used other useful life periods for depreciation and amortization.  A longer period, such as seven years for equipment and software costs, would result in smaller depreciation and amortization expense and higher property and equipment values on our balance sheet.  We believe the useful life periods that we use are reasonable.

The amount of depreciation and amortization expense we record in any given period will change if our useful life estimates were to increase or decrease. In addition, from time to time we may determine that we no longer have use for a certain tangible or intangible asset.  This may be because an asset was used exclusively for a study that has been cancelled, or because of changes in scientific methods for our testing.  We use the discounted cash flow method according to ASC Topic 360 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets) to test our assets for impairment. If we were to determine that any of our assets were impaired or have a reduced useful life, we would have to take a charge against current earnings.

Results of Operations for the Fiscal Years Ended June 30, 2010 and 2009

Revenue:

	Years Ended
Dollars in thousands, rounded to nearest	June 30,		$	%
thousand	2010	2009	Change	Change

Revenue	$9,665	$10,881	(1,216)	(11)

We generate the majority of our revenue from clinical pharmaceutical trials testing (“traditional biomarker services”) and novel biomarker development services.  We also provide diagnostic services, which historically have represented less than 1% of our total revenue.

Our revenue decreased approximately 11% to $9,665,000 from $10,881,000 for the comparable fiscal years ended June 30, 2010 and 2009. In fiscal 2010 our revenue was negatively impacted by delays and cancellations of testing in the diabetes and rheumatoid arthritis therapeutic areas.  Our revenue fluctuates due to the variability in the volume of testing services we perform, by the timing between actual receipt of test samples and scheduled testing, pace of the clinical trial itself, open work orders and prior work orders having been completed or terminated.  We also experienced a large reduction in revenue sourced from other large clinical laboratories that refer specialty laboratory testing to us (“Referral Laboratory Partners”). In contrast, during fiscal 2009 we benefited from strong levels of testing revenue in the same therapeutic areas and from our Referral Laboratory Partners.

We believe that the overall decrease in revenue for the year ended June 30, 2010 reflects ongoing uncertainty in the drug development marketplace, including cancellations and delays. We are continuing to monitor and evaluate the shift in the industry to “adaptive clinical trials” and how this change is impacting us now as well as going forward. In fiscal 2010 we experienced a 25% decrease in revenues from our work with Referral Laboratory Partners. Several of our Referral Laboratory Partners have reported decreases in their revenue from central lab services during our fiscal year that directly affect our revenue.  We believe this is responsible for the significant 7% downward shift in this revenue category as a percentage of total revenue, as noted in the chart below.

While we added staff in our business development area during fiscal 2010, approximately half of our study contracts signed during the fiscal year did not result in recognized revenue in the fiscal year but added to our contract backlog. The primary component of our business development efforts has been directed towards pharmaceutical and biotech companies, which includes our biomarkers business (“Direct Clinical Services”) which showed an 8% increase over fiscal 2009 as a percentage of total revenue, but due to a decrease in total revenue represents no increase in revenue dollars.  Biomarker services showed a 2% increase as a percentage of total revenue, but an 11% increase in dollars. Although the growth of our biomarker services has been slower than we originally expected, this area is a primary focus of our business and we believe it addresses a rapidly growing sector of laboratory services for clinical drug development. As a result, we expect to see our biomarker services to continue to grow and to represent a larger portion of our revenue during fiscal 2011.

The following table provides a breakdown of the percentage of our total revenue generated from each of our service areas for the past two fiscal years:

	Direct Clinical Services
	Direct Trials Testing	Biomarkers	Referral Laboratories	Diagnostic Services
Fiscal 2010	52%	10%	38%	0%
Fiscal 2009	46%	8%	45%	1%

Our revenues tend to fluctuate from quarter to quarter, and at times these fluctuations are significant. These fluctuations are clearly observed in the first, second and third fiscal quarters of 2010 compared to the comparable quarters in fiscal 2009, where revenue increased 27% in the first quarter, decreased 35% in the second quarter and decreased 22% in the third quarter.  In contrast, for the first, second and third quarters of fiscal 2009 revenue increased 96%, 24% and 34% compared to the comparable quarters in fiscal 2008.  The following table shows the significant swings in our quarterly revenue for each quarter in the past three fiscal years:

(Dollars in thousands,	Fiscal year
rounded to nearest thousand)	2010	2009	2008
Q1, ended September 30	$2,301	$1,805	$2,082
Q2, ended December 31	2,114	3,231	1,648
Q3, ended March 31	2,234	2,853	2,296
Q4, ended June 30	3,016	2,992	2,239
Total	$9,665	$10,881	$8,265

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

Laboratory Expense and Cost of Goods Sold:

	Years Ended
Dollars in thousands, rounded to nearest	June 30,		$	%
thousand	2010	2009	Change	Change
Laboratory Expenses and Cost of Goods Sold	$5,858	$5,920	(62)	(1)
Percentage of Revenue	61%	55%

We categorize under “laboratory expense and cost of goods sold” certain operating expenses that are necessary to complete the revenue and earnings process.  These expenses consist primarily of direct labor costs and related benefits of employees performing analysis of clinical trial samples, and the cost of chemical reagents and supplies for analysis of clinical trial samples, and secondarily, of payments to subcontractors for laboratory services, an allocation of facility charges and information technology costs, insurance, business and occupation taxes, shipping and handling fees and reimbursable out-of-pocket costs. For the comparable fiscal years ended June 30, 2010 and 2009, laboratory expense and cost of goods sold decreased approximately 1% to $5,858,000 from $5,920,000.

As a percentage of revenue, laboratory expense and cost of goods sold fluctuate from period to period as a result of changes in labor utilization and the mix of service offerings.  For the comparable fiscal years 2010 and 2009, laboratory expense and cost of goods was approximately 61% and 55% as a percentage of revenue, which reflects our decrease in revenue.

In 2010, we had expense increases primarily related to biomarker services in salaries and related benefits and fixed costs; including an increase in rent from our expanded laboratory for biomarker development (total occupied square footage in fiscal 2010 increased 97% compared to fiscal 2009). These increases were offset by decreases in bonus expense, reagent costs and expenses for outside services.  Our bonus expense decreased because the performance targets were not fully achieved in fiscal 2010. The following table illustrates changes in Laboratory Expenses and Cost of Goods Sold in fixed and variable expense categories:

	Years Ended
	June 30,
Dollars in thousands, rounded to nearest thousand	2010	% of revenue	2009	% of revenue	$ Change	% Change
Fixed Cost Detail
Rent, Utilities, Certain Taxes	$694	7%	$511	5%	$183	36%

Variable Cost Detail
Wages, Taxes, Benefits	2,630	28%	2,391	22%	239	10%
Reagent Chemicals	1,972	20%	2,402	22%	(430)	(18)%
Other Variable Costs	562	6%	616	6%	(54)	(9)%
Total	5,164	54%	5,409	50%	(245)	(5)%

Total Cost of Goods Sold	$5,858	61%	$5,920	55%	$(62)	(1)%

The largest component of laboratory expense during fiscal 2010 was salaries and related benefits. During the fiscal years ended June 30, 2010 and 2009, salaries and related benefits increased by 10% to approximately $2,630,000 from $2,391,000 as a result of an increase in staff from 44 FTE to 46 FTE and one transfer from our science and technology department to the biomarker services laboratory to accommodate the increasing complexity of the tests performed and development of new capabilities in the biomarker services area. During the fiscal years ended June 30, 2010 and 2009 salaries and related benefits were 28% and 22% of our revenue and accounted for approximately 45% and 40% of total laboratory expense and cost of goods sold.

The other major component of laboratory expense during fiscal 2010 was the cost of laboratory reagents and supplies for analysis of clinical trial samples. During the fiscal years ended June 30, 2010 and 2009, laboratory reagents and supplies decreased by 18% to approximately $1,972,000 from $2,402,000 as a result of a decrease in the number of tests performed. These expenses are also affected by our novel biomarker business as it requires significantly less laboratory reagents and supplies to operate. Over the last three fiscal years, reagent chemicals used in our laboratory testing have averaged approximately 20% in cost as a percentage of revenue, but may vary considerably depending on the type of specific testing we perform, and constitute a significant expense item for our business.  In contrast, reagent and laboratory supply expenses for our biomarker services are approximately 3-5%, as a percentage of revenue.  During the fiscal years ended June 30, 2010 and 2009 laboratory supplies were approximately 20% and 22% of our revenue and accounted for approximately 34% and 41% of total laboratory expense and cost of goods sold.

Another component of laboratory expense during fiscal 2010 was other variable costs. Other variable costs decreased 9% to approximately $562,000 from $616,000 during the fiscal years ended June 30, 2010 and 2009. The major reason for this decrease was a decrease in our expenses for outside services that consists mainly of contracted laboratory services.

Fixed costs for the fiscal year ended June 30, 2010 increased 36% compared to the fiscal year ended June 30, 2010, to approximately $694,000 from $511,000. This overall increase was mainly due to increases in depreciation expense from our purchasing several new instruments for the laboratory during the fiscal year, rent due to our expansion of our biomarker facility and liability insurance expense.

Selling, General and Administrative Expense:

	Years Ended
Dollars in thousands, rounded to nearest	June 30,		$	%
Thousand	2010	2009	Change	Change

Selling, General and Administrative Expense	$4,643	$4,347	$296	7
Percentage of Revenue	48%	40%

We categorize under “selling, general and administrative expenses” operating costs associates with our business development activities, sales and marketing, laboratory administration and research and development activities through our science and technology department.  Our selling, general and administrative expense consists primarily of administrative payroll and related benefits (including compensation for our executive officers, board members and administrative personnel in business development, laboratory administration, and our science and technology department), and secondarily of share-based compensation, business development expenses, legal, accounting and public company expenses.

For the comparable years ended June 30, 2010 and 2009 selling, general and administrative expense increased approximately 7% to approximately $4,643,000 from $4,347,000. As a percentage of revenue, selling, general and administrative expenses were approximately 48% and 40%, respectively, for the comparable fiscal years ended June 30, 2010 and 2009, which reflects our decrease in revenue.

The dollar increase in our selling, general and administrative expenses for the comparable periods is due in large part to increases in salaries and related benefits, due to the addition of two FTEs in business development and one FTE in administration. Other SG&A increases occurred in legal expenses, public company expenses and expenses for outside consultants. These increases were offset somewhat by decreases in accounting expense, bad debt expense and bonus expense. Our bonus expense decreased because the performance targets were not fully achieved in fiscal 2010.

Other Income/(Expense):

	Years Ended
Dollars in thousands, rounded to nearest	June 30,		$	%
Thousand	2010	2009	Change	Change

Other Income/(Expense)	$(547)	$623	$(1,170)	(188)
Percentage of Revenue	(6)%	6%

We had other expense of approximately $547,000 for the fiscal year ended June 30, 2010, compared to other income of approximately $623,000 for the fiscal year ended June 30, 2009. For the fiscal year ended June 30, 2010, we had interest expense of approximately $399,000 related to our $4 million debt financing from September 2009 and approximately $63,000 of amortization expense for the discount on the debt, plus approximately $84,000 of other interest expense.

In contrast, for fiscal 2009, we had only $158,000 in interest expense and, significantly, we incurred a one-time non-cash gain of approximately $676,000 due to the accounting treatment on the Laurus convertible notes, which were paid in full as of December 31, 2008. We had no comparable gain in fiscal 2010.

Net Income (Loss):

	Years Ended
Dollars in thousands, rounded to nearest	June 30,		$	%
Thousand	2010	2009	Change	Change

Net Income (Loss)	$(1,383)	$1,236	$(2,619)	(212)
Percentage of Revenue	(14)%	11%

We had a net loss of approximately $1,383,000 for the fiscal year ended June 30, 2010, compared to net income of approximately $1,236,000 for the fiscal year ended June 30, 2009. The decrease to net loss, from net income, is attributable to our reduced operating income and the gain derived from the Laurus convertible notes (as described above in “Other Income (Expense)”), whereas we had no similar non-cash gain in fiscal 2010. Other changes, such as increases in expense, affecting our net loss, are described above under “Laboratory Expense and Cost of Goods Sold” and “Selling, General and Administrative Expense.”

Liquidity and Capital Resources:

At June 30, 2010 our cash and cash equivalents were approximately $1,861,000, compared to approximately $1,365,000 at June 30, 2009. We also had approximately $469,000 invested in short-term marketable securities at June 30, 2010 and we had no short-term marketable securities at June 30, 2009. At June 30, 2010, we had approximately $1,853,000 in accounts receivable, compared to approximately $2,239,000 as of June 30, 2009, reflecting timing of revenues billed and collected. Our accounts receivable generally reflect our billings, and may include one or several individually large customer receivables from time to time. We generally have a high collectability rate on our accounts receivable, and our allowance for doubtful trade accounts is approximately $34,000, which we believe is reasonable based on our past experience.

Total liabilities recorded on our balance sheet as of June 30, 2010 were approximately $5,930,000 compared to approximately $1,986,000 as of June 30, 2009. This significant increase in liabilities was the result of our $4 million debt financing in September 2009. The loan is due and payable over 48 months, with the first 8 months being interest only ($40,000 per month) beginning September 30, 2009, and thereafter (beginning May 31, 2010) 40 monthly payments of principal and interest ($121,822 per month). During the first 12 months of the term of the loan, we had the right, in our sole discretion, to obtain an additional $500,000 loan from the lender on the same terms. We chose not to exercise this additional loan right. We do not have a bank line of credit or other general borrowing facility.

At June 30, 2010, we had working capital of approximately $1,796,000, compared to approximately $2,459,000 at June 30, 2009. Although we had a significant increase (approximately $496,000) in our cash and cash equivalents, this positive impact on our working capital was offset by the current portion (approximately $1,016,000) of our $4 million debt financing, by a decrease (by approximately $386,000) in our accounts receivable and an increase (by approximately $253,000) in short-term client advance primarily due to reclassified client advance funds that may be refunded to the client during fiscal 2011. Other changes providing a positive impact in working capital included increases in inventory and decreases in accounts payable and accrued liabilities. Other changes providing a negative impact included increases in capital lease obligations.

Net cash used by operating activities was approximately $654,000 for the fiscal year ended June 30, 2010 and included the effect of approximately $344,000 in depreciation and amortization, $112,000 in expense from share-based compensation and $63,000 in amortization of fair value assigned to repurchased shares of common stock, related to the debt financing. Our investing activities used cash of approximately $786,000 for the fiscal year ended June 30, 2010 for investments and the purchase of capital equipment. Cash flow provided by or used in financing activities included $4,000,000 provided by gross loan proceeds; and approximately $1,674,000 of those funds were used in a common stock repurchase. Additional cash flow used in financing activities included $164,000 for payments on debt, $160,000 for payments on capital lease obligations and $66,000 in payment of employee withholding taxes from transferred restricted stock.

We believe that our cash, current assets and cash flows from operations will be sufficient to fund current operations through the 2011 calendar year.

During fiscal 2011, we will continue to actively pursue business development and marketing activities to broaden our client and revenue base. In particular, we anticipate making additional capital investments for our clinical biomarker services. We may also invest from time to time in our technology infrastructure, operations and other areas of our business. These efforts will use significant amounts of time, effort and funding. We also anticipate that we will incur relocation and build-out costs in late fiscal 2011 or early fiscal 2012, assuming we are successful in finding and negotiating a lease for new office and laboratory space.  In addition, our overall lease expenses may increase.

We will also continue to explore other strategic alternatives, which may include a merger, acquisition, asset sale, joint venture or other similar transaction with one or more strategic partners to provide additional capital resources to fund operations and growth opportunities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in our Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) accumulated and communicated to management, including our Chief Executive Officer and Vice President and Controller, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President and Controller. Based upon that evaluation, management and our Chief Executive Officer and Vice President and Controller concluded that our disclosure controls and procedures are effective at June 30, 2010.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President and Controller, we conducted an evaluation of our internal control over financial reporting as of June 30, 2010, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to recent federal legislation (the Dodd-Frank Wall Street Reform and Consumer Protection Act) that exempts nonaccelerated filers from this obligation.

/S/ Ronald R. Helm	/S/ John P. Jensen
Ronald R. Helm Chief Executive Officer	John P. Jensen Vice President and Controller

THE FOREGOING MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING SHALL NOT BE DEEMED TO BE “FILED” WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY PAST OR FUTURE FILING UNDER THE SECURITIES ACT OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT WE SPECIFICALLY INCORPORATE IT BY REFERENCE INTO SUCH FILING.

ITEM 9B	OTHER INFORMATION

On September 13 2010, we entered into an amendment of our employment agreement with Ronald R. Helm, our Chief Executive Officer. Under this amendment, to be effective October 1, 2010, we (a) extended his employment agreement through September 30, 2012 and (b) agreed to grant to him stock options for 600,000 shares of common stock on October 1, 2010. The stock options vest monthly over a period of three years from the grant date, and will have an exercise price equal to the closing market price on the grant date.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Part III, Item 10, is included in our proxy statement relating to our 2010 annual meeting of stockholders, and is incorporated herein by reference to the sections captioned “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Meetings and Committees,” “Audit Committee,” “Policy on Stockholder Nomination of Directors” and “Code of Ethics”.  The proxy statement will be filed on or before October 28, 2010 (within 120 days of June 30, 2010, our fiscal year end).

ITEM 11	EXECUTIVE COMPENSATION

Information called for by Part III, Item 11, is included in our proxy statement relating to our 2010 annual meeting of stockholders, and is incorporated herein by reference to the section captioned “Executive Compensation.” The proxy statement will be filed on or before October 28, 2010 (within 120 days of June 30, 2010, our fiscal year end).

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information called for by Part III, Item 12, is included in our proxy statement relating to our 2009 annual meeting of stockholders, and is incorporated herein by reference to the section captioned “Principal Stockholders.”  The proxy statement will be filed on or before October 28, 2010 (within 120 days of June 30, 2010, our fiscal year end).

Equity Compensation Plan Information

The following table gives information as of June 30, 2010, regarding our common stock that may be issued upon the exercise of options, warrants and other rights under our equity compensation plans.  See also “Note 10 to Consolidated Financial Statements” to our Consolidated Financial Statements for the fiscal year ended June 30, 2010 included in this report.

	(a)	(b)	(c)
Plan Category	No. of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	No. of Shares Available for Future Issuance, excluding securities reflected in Column (a)
Equity Compensation Plans Approved by Stockholders (1)	1,242,567	$0.94	-

Equity Compensation Plans Approved by Stockholders (2)	639,089	$0.72	1,145,285

Equity Compensation Plans Not Approved by Stockholders	117,625	$0.51	-

TOTAL	1,999,281	$0.85	1,145,285

(1)
Consists solely of our 1996 Stock Incentive Plan.  The Plan has been terminated and no additional shares or options may be awarded, but outstanding options and awards previously granted under the 1996 Plan continue in accordance with their terms.

(2)	Consists solely of our 2005 Stock Incentive Plan.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Part III, Item 13, is included in our proxy statement relating to our 2010 annual meeting of stockholders, and is incorporated herein by reference to the section captioned “Related-Party Transactions.” The proxy statement will be filed on or before October 28, 2010 (within 120 days of June 30, 2010, our fiscal year end).

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Part III, Item 14, is included in our proxy statement relating to our 2010 annual meeting of stockholders, and is incorporated herein by reference to the sections captioned “Policy for Approval of Audit and Permitted Non-Audit Services” and “Audit and Related Fees.”  The proxy statement will be filed on or before October 28, 2010 (within 120 days of June 30, 2010, our fiscal year end).

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report are as follows:

1.           Financial Statements: The following consolidated financial statements, related notes and report of independent registered public accounting firm are incorporated by reference into Item 8 of Part II of this Annual Report on Form 10-K for the fiscal year ended June 30, 2010:

2.           Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3.           Exhibits.

Exhibit No.		Description
3.1	(1)	Second Amended and Restated Certificate of Incorporation of the Company, dated December 15, 2009
3.2	(2)	Amended and Restated By-Laws of the Company
4.1	(2)	Specimen Stock Certificate
10.1A	(3)	1996 Stock Incentive Plan, as amended
10.1B	(4)	Form of stock option agreement (for employees and officers) under 1996 Stock Incentive Plan
10.1C	(4)	Form of stock option agreement (for directors) under 1996 Stock Incentive Plan
10.2A	(5)	2005 Stock Incentive Plan
10.2B	(6)	Form of stock option agreement under 2005 Stock Incentive Plan
10.2C	(7)	Form of restricted stock award agreement under 2005 Stock Incentive Plan
10.3A	(8)	Executive Employment Agreement, dated June 1, 2006, between the Company and Ronald R. Helm
10.3B	(9)	First Amendment to Executive Employment Agreement, between the Company and Ronald R. Helm, dated August 30, 2006
10.3C	(10)	Second Amendment to Executive Employment Agreement, between the Company and Ronald R. Helm, dated October 19, 2007
10.3D	(11)	Third Amendment to Executive Employment Agreement, between the Company and Ronald R. Helm, dated September 24, 2008
10.3E	(22)	Fourth Amendment to Executive Employment Agreement, between the Company and Ronald R. Helm, dated September 14, 2009

10.3F	**	Fifth Amendment to Executive Employment Agreement, between the Company and Ronald R. Helm, dated September 13, 2010
10.4 ++	(12)	Employment Agreement, dated October 1, 2004, by and between the Company and Dr. Elizabeth Leary
10.5A	(13)	Office Lease, dated April 23, 1997, between Tom Kane and Elsa Kane and the Company
10.5B	(14)	First Amendment to Office Lease, dated January 20, 1998
10.5C	(14)	Second Amendment to Office Lease, dated April 20, 2007
10.6	(22)	Lease Agreement dated August 14, 2009, between Pacific Northwest Research Institute and the Company
10.7	(15)	Loan and Security Agreement, dated September 1, 2009, between the Company and Terry M. Giles
10.8	(15)	Term Note, dated September 1, 2009 by the Company in favor of Terry M. Giles
10.9	(15)	Subsidiary Guarantee, dated September 1, 2009, by the Company, Pacific Biomarkers, Inc., PBI Technology, Inc., and BioQuant, Inc. for the benefit of Terry M. Giles
10.10	(15)	Stock Redemption Agreement, dated September 1, 2009, between the Company and Terry M. Giles
10.11	(16)	Common Stock Purchase Warrant, dated May 28, 2004, issued by the Company in favor of Laurus Master Fund, Ltd. for 681,818 shares of common stock.
10.15	(21)	Form of Common Stock Purchase Warrant for March 2006 private placement
14.1	(4)	Code of Ethics for Financial Officers
21.1	(1)	Subsidiaries of the Company
23.1	**	Consent of PMB Helin Donovan, LLP
31.1	**	Certification by Ronald R. Helm, Chief Executive Officer
31.2	**	Certification by John P. Jensen, Vice President and Controller
32.1	**
Certification by Ronald R. Helm, Chief Executive Officer and John P. Jensen, Vice President and Controller, of Pacific Biomarkers, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith
++	Portions of the marked exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.
(1)	Incorporated by reference to Exhibits of Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed on February 11, 2010.
(2)	Incorporated by reference to Exhibits of Registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, Registration No. 333-11551, filed on October 11, 1996.
(3)	Incorporated by reference to Exhibits of Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed on September 29, 2003.
(4)	Incorporated by reference to Exhibits of Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, filed on September 23, 2004.
(5)	Incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed on October 25, 2005.
(6)	Incorporated by reference to Exhibits of Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, filed on October 3, 2006.
(7)	Incorporated by reference to Exhibits of Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007, filed on February 13, 2008.
(8)	Incorporated by reference to Exhibit of Registrant’s Current Report on Form 8-K filed on June 7, 2005.
(9)	Incorporated by reference to Exhibit of Registrant’s Current Report on Form 8-K filed on September 5, 2006.
(10)	Incorporated by reference to Exhibits of Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed on November 14, 2007.
(11)	Incorporated by reference to Exhibit of Registrant’s Annual Report on Form 10-K filed on September 26, 2008.
(12)	Incorporated by reference to Exhibits of Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, filed on November 15, 2004.
(13)	Incorporated by reference to Exhibits of Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, filed on September 29, 1997.

(14)	Incorporated by reference to Exhibits of Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, filed on October 5, 2007.
(15)	Incorporated by reference to Exhibit of Registrant’s Current Report on Form 8-K filed on September 2, 2009.
(16)	Incorporated by reference to Exhibits of Registrant’s Current Report on Form 8-K filed on June 7, 2004.
(17)	Incorporated by reference to Exhibits of Registrant’s Current Report on Form 8-K filed on February 1, 2006.
(18)	Incorporated by reference to Exhibit of Registrant’s Current Report on Form 8-K filed on May 10, 2005.
(19)	Incorporated by reference to Exhibits of Registrant’s Registration Statement on Form SB-2, Registration No. 333-116968, filed on June 29, 2004.
(20)	Incorporated by reference to Exhibit of Registrant’s Current Report on Form 8-K filed on November 7, 2005.
(21)	Incorporated by reference to Exhibit of Registrant’s Current Report on Form 8-K filed on March 13, 2006.
(22)	Incorporated by reference to Exhibit of Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed on September 25, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 23, 2010.

PACIFIC BIOMARKERS, INC.

By:	/s/ Ronald R. Helm
Ronald R. Helm
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Ronald R. Helm	Chief Executive Officer, President, and Director	September 23, 2010
Ronald R. Helm	(Principal Executive Officer)

/s/ John P. Jensen	Vice President and Controller	September 23, 2010
John P. Jensen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mario R. Ehlers	Director	September 23, 2010
Mario R. Ehlers

/s/ Paul G. Kanan	Director	September 23, 2010
Paul G. Kanan

/s/ Richard W. Palfreyman	Director	September 23, 2010
Richard W. Palfreyman

/s/ Curtis J. Scheel	Director	September 23, 2010
Curtis J. Scheel

/s/ Kenneth R. Waters	Director	September 23, 2010
Kenneth R. Waters

/s/ Stanley L. Schloz	Director	September 23, 2010
Stanley L. Schloz

PACIFIC BIOMARKERS, INC.

Form 10-K Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Pacific Biomarkers, Inc.

We have audited the accompanying balance sheets of Pacific Biomarkers, Inc. as of June 30, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2010. Pacific Biomarkers, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Biomarkers, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP
Spokane, WA
September 23, 2010

PACIFIC BIOMARKERS, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30,

	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$1,861,155	$1,365,406
Short-term investments	468,619	-
Accounts receivable, net	1,852,987	2,238,912
Other receivable, net	6,500	9,000
Inventory	239,863	171,885
Prepaid expenses and other assets	229,802	230,974
Total current assets	4,658,926	4,016,177

Property and equipment, net	1,309,764	813,258

Total assets	$5,968,690	$4,829,435

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$605,944	$678,818
Accrued liabilities	632,429	660,284
Advances from customers - current portion	408,455	155,471
Capital lease obligation - current portion	200,806	62,709
Secured note - current portion, net of discount	1,015,603	-
Total current liabilities	2,863,237	1,557,282

Advances from customers - long - term portion	-	272,032
Capital lease obligations - long - term portion	389,820	156,309
Secured note - long - term portion, net of discount	2,676,969	-
Total liabilities	5,930,026	1,985,623

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,669,856 shares issued and outstanding at June 30, 2010, 19,099,539 shares issued and outstanding at June 30, 2009	166,699	190,995
Additional paid-in capital	27,723,024	29,121,334
Accumulated deficit	(27,851,059)	(26,468,517)
Total stockholders' equity	38,664	2,843,812

Total liabilities and stockholders' equity	$5,968,690	$4,829,435

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMARKERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30,

	2010	2009

Revenues	$9,664,861	$10,881,107

Laboratory expenses and cost of sales	5,857,971	5,920,195
Gross profit	3,806,890	4,960,912

Operating expenses:
Selling, general and administrative	4,642,925	4,347,482

Operating income (loss)	(836,035)	613,430

Other income (expense):
Interest expense	(482,746)	(158,324)
Gain on adjustment of embedded and freestanding derivatives to fair value	-	675,691
Amortization of deferred financing costs - secured convertible debt	-	(18,447)
Amortization of discount on debt	(62,758)	-
Other expense	(1,003)	123,597
Total other income (expense)	(546,507)	622,517

Net income (loss) before tax expense	(1,382,542)	1,235,947

Tax expense	-	-

Net income (loss)	$(1,382,542)	$1,235,947

Net income (loss) per share:
Basic income (loss) per share	$(0.08)	$0.07
Diluted income (loss) per share	$(0.08)	$0.06

Weighted average common shares outstanding:
Basic	17,528,746	19,012,769
Diluted	17,528,746	19,640,041

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMARKERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30,

	2010	2009
Cash flows from operating activities:
Net income (loss)	$(1,382,542)	$1,235,947

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	343,716	263,756
Accretion of fair value assigned to conversion feature and warrants	-	88,134
Amortization of deferred financing costs on secured convertible note	-	18,447
Bad debt expense	-	20,431
Gain from embedded and freestanding derivative liabilities relating to secured convertible note	-	(675,691)
Amortization of discount on debt	62,758	-
Income on deposits	8,975	-
Warrant expense for equipment lease and financing	-	3,940
Compensation expense from restricted shares and options	111,618	101,585
Changes in assets and liabilities:
Accounts receivable	385,925	(113,262)
Other receivable	2,500	442,291
Inventory	(67,978)	25,571
Prepaid expenses and other assets	1,172	(130,105)
Advances from customers	(19,048)	(215,788)
Accounts payable	(72,874)	(139,406)
Accrued liabilities	(27,855)	209,496
Net cash provided by (used in) operating activities	(653,633)	1,135,346

Cash flows from investing activities:
Purchases of capital equipment	(308,738)	(45,387)
Purchases of investments	(977,594)	-
Maturities of investments	500,000	-
Net cash used in investing activities	(786,332)	(45,387)

Cash flows from financing activities:
Payments on notes payable	(164,462)	(869,136)
Proceeds from loan	4,000,000	-
Repurchases of common stock	(1,674,336)	-
Restricted stock transferred for employee withholding tax liability	(65,615)	-
Payments on capital lease obligations	(159,873)	(51,727)
Net cash provided by (used in) financing activities	1,935,714	(920,863)

Net increase in cash and cash equivalents	495,749	169,096
Cash and cash equivalents, beginning of period	1,365,406	1,196,310

Cash and cash equivalents, end of period	$1,861,155	$1,365,406

Supplemental Information:
Cash paid during the period for interest	$398,641	$72,173
Cash paid during the period for income tax	$-	$-

Non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$531,484	$147,106
Capital expenditures funded by accounts payable	$193,463	$-

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMARKERS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Additional		Total
	Common Stock		Treasury	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance June 30, 2008	18,920,147	$362,803	-	$28,465,676	$(27,704,464)	$1,124,015

Warrants reclassified from debt to APIC	-	-	-	378,324	-	378,324
Warrants issued for equipment financing	-	-	-	3,940	-	3,940
Restricted shares issued - compensation	179,392	1,794	-	71,757	-	73,551
Stock options issued - compensation	-	-	-	28,035	-	28,035
Common stock adjusted to par value	-	(173,602)	-	173,602	-	-
Net income for year ended June 30, 2009	-	-	-	-	1,235,947	1,235,947
Balance June 30, 2009	19,099,539	$190,995	-	$29,121,334	$(26,468,517)	$2,843,812

Restricted shares issued - compensation	53,355	534	-	34,909	-	35,443
Stock options issued - compensation	-	-	-	76,175	-	76,175
Common stock repurchased	(2,483,038)	-	(1,534,224)	-	-	(1,534,224)
Retired treasury stock	-	(24,830)	1,534,224	(1,509,394)	-	-
Net loss for year ended June 30, 2010	-	-	-	-	(1,382,542)	(1,382,542)
Balance June 30, 2010	16,669,856	$166,699	-	$27,723,024	$(27,851,059)	$38,664

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMARKERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Pacific Biomarkers, Inc., a Delaware corporation (“PBI” or the “Company”), provides specialty reference laboratory services to the pharmaceutical and diagnostics industries. The Company was incorporated in Delaware in May 1996. The Company conducts its business primarily through its wholly-owned subsidiary, Pacific Biomarkers, Inc., a Washington corporation. The Company’s two other wholly-owned subsidiaries are PBI Technology, Inc., a Washington corporation, and BioQuant, Inc., a Michigan corporation. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. All references in this report to “we,” “our,” “us” or similar expressions are to the Company and its wholly-owned subsidiaries.

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

Short-term bank deposit

Bank deposits with original maturities of more than three months but less than one year are presented as part of short-term investments. Deposits are presented at their cost including accrued interest. Interest on deposits is recorded as financial income.

Accounts Receivable

Trade accounts receivable are stated at amounts billed to and due from clients, net of an allowance for doubtful accounts. Credit is extended based on evaluation of a client’s financial condition, and collateral is not required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. We write off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. At June 30, 2010, we deemed no accounts receivable uncollectible.

Other accounts receivable consist of non-trade receivables such as state business and occupation tax refunds, notes receivable and employee advances. These receivables are stated at amounts per invoice or agreement and due from other parties, net of an allowance for doubtful accounts. They are evaluated with the same methods as utilized for trade accounts receivable. At June 30, 2010 and 2009, we had $6,500 and $9,000 in other receivables, respectively.

The balance of the bad debt allowance was approximately $34,000 for the fiscal years ended June 30, 2010 and June 30, 2009.

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

In accordance with the US GAAP, all of our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized. As of June 30, 2010 and 2009, no impairment was deemed necessary.

Client Advances

We receive advances from certain clients to perform consulting, laboratory services, and clinical studies. We apply these advances as payments to invoices as work is completed until the amounts advanced are exhausted. Advances are also applied to invoices for setup and administrative fees, billed upon contract approval. These setup and administrative fees are deferred as unearned income when billed and amortized over the life of the project. As of June 30, 2010, approximately $272,000 was reclassified to short-term client advance for a study that was determined inactive in the U.S., though still active in European trials. Should testing not resume with us during fiscal 2011, these monies will be refunded to the client.

Treasury Stock

Shares of common stock repurchased by us are recorded at cost and are included as a separate component of stockholders’ equity. We repurchased 2,391,906 shares of our common stock having a fair value of $1,468,609 for the fiscal year ended June 30, 2010. In addition, 91,132 employee-owned shares were surrendered to satisfy the withholding taxes due upon vesting of restricted stock. The value of the surrendered stock was $65,615. In December 2009 we retired all our treasury stock and this stock is no longer considered treasury stock, but returned to authorized and unissued stock. At June 30, 2010 and June 30, 2009, the total value of our treasury stock was zero.

Income Taxes

We account for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on our Consolidated Balance Sheet in accordance with ASC Topic 740, (SFAS No. 109, Accounting for Income Taxes), which established financial accounting and reporting standards for the effect of income taxes. We must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Changes in our valuation allowance in a period are recorded through the income tax provision on the consolidated statement of operations.

We have adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance ASC Topic 740, (SFAS No. 109, Accounting for Income Taxes) and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $176,639 of unrecognized tax benefits, none of which would affect its effective tax rate if recognized.

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

The degree of judgment utilized in measuring the fair value of financial instruments is largely dependent on the level to which pricing is based on observable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows and applies to the secured note effective September 1, 2009:

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

Debt Financing – Fair Value of Repurchased Shares

We applied ASC Topics 820 and 825 (SFAS 157, Fair Value Measurements) to assess the fair value of 2,391,906 shares of common stock that we repurchased during the first quarter of fiscal 2010. On September 1, 2009, we obtained $4,000,000 in debt financing, and pursuant to the terms of the loan agreement, we were required to use a portion of the loan proceeds to repurchase 2,391,906 shares of common stock at an aggregate price of $1,674,336 ($0.70 per share). At the time we negotiated the term sheet with Mr. Giles, the closing trading price for our common stock ranged from $0.60 to $0.79 per share, and on September 1, 2009 (the closing date of the loan transaction), the closing trading price of our common stock was $0.95.

We recorded the repurchased shares on our balance sheet as treasury stock having a fair value of $1,468,609 ($0.614 per share). We determined fair value using a bid-ask regression model which uses Level 2 inputs for the determination of fair value, which take into account the quoted market price of the common stock and historic trading volumes. We recorded $205,725 on our balance sheet as a discount on the secured note, representing the difference between the fair value of the common stock repurchased ($1,468,609) and the repurchase price ($1,674,336). The discount on the Note is being amortized as interest expense using the effective interest method over the 48-month term of the Note. At June 30, 2010, the unamortized discount on the Note was approximately $143,000.

Stock-Based Compensation

We use the Black-Scholes option-pricing model to estimate the calculated value of our share-based payments. Stock options are valued as of the date of grant. The volatility assumption used in the Black-Scholes formula is based on the volatility of our common stock. The following assumptions were used to compute the fair value of option grants for the fiscal years ended June 30:

	2010	2009
Expected volatility	148-151%	108.8%
Expected dividend yield	0%	0%
Risk-free interest rate	3.21-3.53%	3.9%
Expected life	10 years	10 years

We granted 351,700 equity-based payment awards under our incentive compensation plan for the fiscal year ended June 30, 2010, compared to 192,000 equity-based payment awards for the fiscal year ended June 30, 2009. We issued 293,000 incentive-based restricted shares for the fiscal year ended June 30, 2010, compared to 179,392 incentive-based restricted shares for the fiscal year ended June 30, 2009. The Board of Directors approved the extension of the restriction period for restricted shares from three years to five years at the March 29, 2010 meeting, subject to approval by each restricted stockholder.

Revenue Recognition

We recognize revenue in the period that the related services are performed and collectability is reasonably assured. Currently, we derive substantially all of our revenues from laboratory services. Service contracts generally take the form of fixed-price contracts. Under fixed-price contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of contract pricing terms and/or a contract amendment. Renegotiated amounts are not included in net revenues until earned, and realization is assured. Advance payments on service contracts are treated as a deposit and applied to periodic billing during the contract period. Setup and administrative fees are billed upon contract approval. Revenues from setup and administrative fees are amortized over the life of the contract. Historically, costs are not deferred in anticipation of work on contracts after they are awarded, but instead are expensed as incurred. All out-of-pocket costs are included in expenses.

Net Income (Loss) Per Share

Basic income (loss) per share is based upon the weighted average number of our outstanding common shares. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method. All per share calculations exclude treasury shares.

For the year ended June 30, 2010, we did not include common stock equivalents related to our (i) in-the-money, vested options and (ii) in-the-money warrants in the computation of diluted (loss) per share because we had net losses in this period and the effect would be anti-dilutive. In contrast, because we had net income for the year ended June 30, 2009, we did include common stock equivalents related to our (i) in-the-money, vested options and (ii) in-the-money warrants in our computation of diluted earnings per share. As of June 30, 2009, our common stock equivalents included:  (i) in-the-money, vested options to purchase 233,167 shares of common stock and (ii) in-the-money warrants to purchase 394,105 shares of common stock.

Components of basic and diluted income (loss) per share were as follows for the years ended June 30, 2010 and 2009:

	Years ended
	June 30,
	2010	2009

Net income (loss) (A)	$(1,382,542)	$1,235,947
Net income (loss) applicable to common stockholders (B)	$(1,382,542)	$1,235,947
Weighted average number of outstanding
shares of common stock (C)	17,528,746	19,012,769
Weighted average number of outstanding
shares of common stock and common stock equivalents (D)	17,528,746	19,640,041
Income (loss) per share:
Basic (B/C)	$(0.08)	$0.07
Diluted (A/D)	$(0.08)	$0.06

Comprehensive Income

We have adopted US GAAP standards for reporting comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income. For the year ended June 30, 2010 and 2009, our comprehensive income (loss) equaled our net income (loss). Accordingly, a statement of comprehensive income (loss) is not presented.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. The Update would affect all entities that are required to make disclosures about recurring and nonrecurring fair value measurements. The Board concluded that users will benefit from improved disclosures in this Update and that the benefits of the increased transparency in financial reporting will outweigh the costs of complying with the new requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 31, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact this update will have on our consolidated financial statements.

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

In April 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset—a consensus of the FASB Emerging Issues Task Force. The amendments in this Update affect any entity that acquires loans subject to Subtopic 310-30, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition. We believe adoption of this new guidance will not have a material impact on our financial statements.

In July 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. We are currently evaluating the impact this update will have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on our present condensed consolidated financial statements.

3.          Concentration of Credit Risk

Our largest client in fiscal 2010 and 2009 individually accounted for approximately 27% of our total revenues. This was the same client in each fiscal period. Component clients included in the largest client calculation may vary from period to period. As of June 30, 2010 and 2009, respectively, approximately 38% and 41% of our accounts receivable balance were from the two largest clients at that time. One of these clients was different.

The majority of our clients are pharmaceutical companies, many of which are on the list of Fortune 500 companies. For our revenue calculations, we aggregate revenues we receive from several divisions within one pharmaceutical company client as a single client. For the year ended June 30, 2010, 37% of our revenue was derived from Fortune 500 clients compared to 33% for the year ended June 30, 2009. We believe that our exposure to concentration of credit risk is very low considering the financial strength of our clients.

We maintain cash in three insured commercial accounts and one uninsured investment account at major financial institutions. Although the financial institutions are considered creditworthy and have not experienced any losses on client deposits, our cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $1,361,155 at June 30, 2010 and by $865,406 at June 30, 2009. FDIC limits were increased from $100,000 per insured account to $250,000 per insured account effective October 10, 2008. The new FDIC limits expire on December 31, 2013.

Our accounts are non-interest bearing and would have been covered under FDIC’s Transaction Account Guarantee Program which provided unlimited coverage. However, both of our banks opted out of this program effective January 1, 2010.

4.          Prepaid Expenses and Other Assets

Prepaid expenses consisted of the following at June 30:

	2010	2009
Insurance	$141,236	$95,837
Service Contracts	26,676	22,308
Trade Show and Conference Fees	12,083	14,335
Security and Lease Deposits	9,759	9,759
Other	40,048	88,735
	$229,802	$230,974

5.          Property and Equipment

Property and equipment consisted of the following at June 30:

	2010	2009
Laboratory equipment	$2,307,641	$1,497,275
Computer equipment	419,328	394,020
Internal use software	233,477	233,477
Office furniture and equipment	217,645	213,097
Leasehold improvements	238,262	238,262
Total property and equipment	3,416,353	2,576,131
Less: accumulated depreciation and amortization	2,106,589	1,762,873
Net property and equipment	$1,309,764	$813,258

At June 30, 2010 and 2009, respectively, these amounts included assets under capital leases of $1,309,311 and $553,621, and related accumulated amortization of $473,783 and $380,716. Depreciation expense for the fiscal years ended June 30, 2010 and 2009 was $343,716 and $263,756, respectively.

6. Accrued Liabilities

Accrued liabilities consisted of the following at June 30:

	2010	2009
Accrued bonuses	$110,462	$204,738
Accrued payroll and related payroll taxes	195,539	178,684
Accrued insurance	77,680	54,601
Accrued vacation	96,745	88,384
Accrued audit fees	73,000	65,000
Accrued board of directors fees	27,500	25,000
Accrued interest expense	5,433	2,493
Other	46,070	41,384
	$632,429	$660,284

7. Capital Lease Obligations

We lease laboratory and other equipment under capital lease arrangements. The obligations under capital leases have interest rates ranging from approximately 6.5% to 19.35% and mature at various dates through 2015. Annual future minimum lease payments for fiscal years subsequent to June 30, 2010 are as follows:

2011	$257,464
2012	230,848
2013	153,925
2014	40,596
2015	21,815
Total minimum payments	704,648
Less: amount representing interest	(114,022)
Obligations under capital leases	$590,626

Total minimum payments	$590,626
Less: current portion	200,806
Long-term portion	$389,820

8. Notes Payable

Secured Note

Effective September 1, 2009, we obtained $4,000,000 in debt financing from a member of our Board of Directors, Mr. Terry Giles. Pursuant to the terms of the loan agreement, we were required to use a portion of the loan proceeds to repurchase 2,391,906 shares of common stock from Mr. Giles and certain other parties designated by Mr. Giles at a price of $0.70 per share or an aggregate price of $1,674,336. At the time we negotiated the term sheet with Mr. Giles, the closing trading price for our common stock ranged from $0.60 to $0.79 per share, and on September 1, 2009 (the closing date of the loan transaction), the closing trading price of our common stock was $0.95. Concurrent with the financing transaction, Mr. Giles resigned from the Board of Directors. We issued a secured note payable bearing interest at 12% per annum, due on August 31, 2013. We received net loan proceeds of $2,325,664, after payment for stock repurchase for $1,674,336.

In connection with the Note, the terms were:

•	Interest: The Note bears interest at 12% per annum.

•
Monthly payments: The loan is due and payable over 48 months, with the first 8 months being interest only ($40,000 per month) beginning September 30, 2009, and thereafter (beginning May 31, 2010) 40 monthly payments of principal and interest ($121,822 per month).

•	Additional Loan Rights: During the first 12 months of the term of the loan, we have the right, in our sole discretion, to obtain an additional $500,000 loan from the lender on the same terms.

•
Security: The loan is secured by a security interest in all of our assets. In addition, each of our subsidiaries guaranteed our obligations under the loan and granted a security interest in all of its assets.

We recorded $205,727 on our balance sheet as a discount on the secured note, representing the difference between the fair value of the common stock repurchased ($1,468,609) and the repurchase price ($1,674,336). The discount on the Note is being amortized as interest expense using the effective interest method over the 48-month term of the Note. At June 30, 2010, the unamortized discount on the Note was approximately $143,000.

Summary of Secured Note and Laurus Notes Payable

We had the following other notes payable as of June 30:

	2010	2009
Secured Note:

Secured Note to Mr. Giles, secured by all assets, interest at 12%, monthly payments of $40,000 interest only for 8 months, monthly payments of $121,822 principal and interest for 40 months	$4,000,000	$-
Less: Principle Payments	(164,462)	-
Less: Fair value assigned to repurchased shares of common stock (Note Discount)	(142,966)
Note Balance	$3,692,572	$-

Less: Current Portion	(1,015,603)	-
Long-Term Portion	$2,676,969	$-

May 2004 Secured Convertible Note Payable:

Secured convertible note to Laurus, secured by all assets, interest at prime plus 2% (subject to reduction upon specified conditions), monthly payments of $83,333 plus interest beginning May 1, 2006, due May 1, 2008	$-	$2,500,000
Less: Principal amount converted into common stock	-	(710,200)
Less: Principal payments	-	(1,756,851)
Less: Fair value of conversion feature and warrants	-	(32,949)
Note Balance	-	-

Less: Current Portion	-	-
Long-Term Portion	$-	$-

January 2005 Secured Convertible Note Payable:

Secured convertible note to Laurus, secured by all assets, interest at prime plus 2% (subject to reduction upon specified conditions), monthly payments of $50,000 plus interest beginning August 1, 2006, due February 1, 2009	$-	$1,500,000

Less: Principal payments	-	(1,444,815)
Less: Fair value of conversion feature and warrants	-	(55,185)
Note Balance	-	-

Less: Current Portion	-	-
Long-Term Portion	$-	$-

The Laurus Notes were paid in full during December 2008. The gain from adjustment of embedded and freestanding derivatives to fair value was approximately $676,000 for the fiscal year ended June 30, 2009. A component of other expense for the year ended June 30, 2009 was approximately $18,000 of amortization of deferred financing costs on the Laurus debt.

Future maturities on long-term debt as of June30, 2010 are as follows:

Fiscal year 2011	$1,058,566
Fiscal year 2012	1,192,818
Fiscal year 2013	1,344,098
Fiscal year 2014	240,056
Total	$3,835,538

As of June 30, 2010, the amount of the long-term note payable is stated at contract amount which approximates fair value based on current interest rates.

9.  Income Taxes

The income tax expense reconciled to the tax expense computed at the statutory rate was approximately as follows during the years ended June 30:

	2010	2009

Income Tax/(Benefit) computed at federal statutory rate	$(470,000)	$421,000
Permanent differences	28,000	(186,000)
Other	(125,000)	-
Increase/(Decrease) in Valuation allowance	$567,000	$(235,000)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets are approximately as follows at June 30:

	2010	2009
Net deferred tax asset:
Net operating loss carryforward	$5,678,000	$5,019,000
Research and experimentation credit	326,000	326,000
Stock based compensation	234,000	331,000
Accrued liabilities	21,000	19,000
Allowance for bad debts	12,000	12,000
Depreciation and amortization	(4,000)	(7,000)
	6,267,000	5,700,000
Less valuation allowance	(6,267,000)	(5,700,000)
	$-	$-

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

	June 30, 2010	June 30, 2009

Statutory regular federal income benefit rate	34.0%	34.0%

Other	(7.0)%	(11.0)%

Change in valuation allowance	(27.0)%	(23.0)%

Total	00.0%	00.0%

At June 30, 2010, operating loss carryforwards of approximately $17 million expiring through 2029 are available to offset future taxable income. For financial reporting purposes, a valuation allowance of approximately $6,267,000 has been recognized to offset the deferred tax asset due to the uncertainty of future utilization of net operating loss carryforwards and realization of other deferred tax assets. For the fiscal year ended June 30, 2010, the valuation allowance was increased by approximately $567,000. For the fiscal year ended June 30, 2009, the valuation allowance was decreased by approximately $235,000, respectively.

Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than 50% change in ownership). As a result of these provisions, utilization of the NOL and credit carryforwards may be limited.

10. Stock Incentive Plans and Stock Based Compensation

1996 Stock Incentive Plan

Our 1996 Stock Incentive Plan (the “1996 Plan”) provided for the issuance of up to 1,800,000 shares of common stock under this Plan. Options granted under the 1996 Plan may have been either incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code, or nonqualified options. Our 1996 Stock Incentive Plan expired by its terms on July 9, 2006, but outstanding options and awards previously granted under the 1996 Plan continue in accordance with their terms.

2005 Stock Incentive Plan

We have a Stock Incentive Plan (the “2005 Plan”) with 3,000,000 shares of common stock reserved for issuance under this Plan. Options granted under the Plan may be either incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code, or nonqualified options. We may also grant restricted stock awards. The option price of each incentive stock option granted shall not be less than the fair market value of the underlying common stock on the grant date, and will expire no later than ten years following the date of grant. With respect to nonqualified options, the exercise price and term shall be determined at the discretion of the Board. However, the exercise price shall not be less than the fair market value of the underlying common stock on the grant date, and the term will not exceed a period of ten years. The options generally vest over a range of immediately to three years. As of June 30, 2010, 1,145,285 shares of common stock remained available for future grant under the 2005 Plan.

The following is a summary of the activity in the 1996 and 2005 Plans for the year ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Grant Date Fair Value per share

1996 Plan Options at June 30, 2008	1,351,907
2005 Plan Options at June 30, 2008	864,397

Options and Restricted Shares Outstanding at June 30, 2008	2,216,304	$0.76

1996 and 2005 Plan Options
Granted	192,000	0.41
Exercised	-	-
Terminated (1996 Plan)	(228,018)	0.81
Terminated (2005 Plan)	(6,667)	0.99
Total Options outstanding at June 30, 2009	1,430,385	0.76

2005 Plan Restricted Shares
Granted	179,392	0.41	0.41

Options and Restricted Shares Outstanding at June 30, 2009	2,353,011	$0.59

1996 and 2005 Plan Options
Granted (2005 Plan)	351,700	0.77
Exercised	-	-
Terminated (1996 Plan)	(2,500)	0.81
Terminated (2005 Plan)	(19,107)	0.66
Reinstated (2005 Plan)	121,178	0.81
Total Options outstanding at June 30, 2010	1,881,656	0.76

2005 Plan Restricted Shares
Granted	293,000	0.64	0.64

Options and Restricted Shares Outstanding at June 30, 2010	3,097,282	$0.77
Options Exercisable at June 30, 2010
	1,557,814	$0.78

As of June 30, 2010, outstanding options had exercise periods which expire over the following time periods:

		Weighted Average
		Remaining Life
Exercise Price	Number Outstanding	(in years)	Number Exercisable

$0.41	185,700	8.3	108,325
$0.51	175,167	2.2	175,167
$0.60	144,700	9.0	48,233
$0.70	1,000	4.2	1,000
$0.81	40,761	3.4	40,761
$0.81	780,639	3.6	780,639
$0.86	125,000	5.2	125,000
$0.88	200,000	9.3	50,000
$0.90	1,000	3.5	1,000
$0.90	1,000	3.7	1,000
$0.96	90,000	4.5	90,000
$0.99	108,689	6.2	108,689
$1.01	1,000	4.0	1,000
$1.15	25,000	5.5	25,000
$1.75	2,000	3.4	2,000
	1,881,656	5.0	1,557,814

The weighted average contractual life remaining of options outstanding at June 30, 2010 is approximately 5 years.

The 1996 Plan expired by its terms on July 9, 2006, but outstanding options and awards previously granted under the 1996 Plan continue in accordance with their terms.

Stock Based Compensation

We granted 151,700 equity-based payment awards with an exercise price of $0.60 and 200,000 equity-based payment awards with an exercise price of $0.88 under our incentive compensation plan for the fiscal year ended June 30, 2010, compared to 192,000 equity-based payment awards with an exercise price of $0.41 for the fiscal year ended June 30, 2009. The fair value of options granted during fiscal 2010 was $248,788. The fair value of options granted during fiscal 2009 was $54,374. We issued 293,000 incentive-based restricted shares for the fiscal year ended June 30, 2010 at fair value of $186,300, compared to 179,392 incentive-based restricted shares for the fiscal year ended June 30, 2009 at fair value of $73,551. The Board of Directors approved the extension of the restriction period for incentive-based restricted shares from three years to five years at the March 29, 2010 meeting, subject to approval by each restricted share holder.

Compensation expense for share-based awards for the fiscal years ended June 30, 2010 and 2009 was included in our consolidated statements of operations as follows:

	Fiscal year ended

	June 30, 2010	June 30, 2009

Cost of sales	$6,743	$7,775

Selling and administrative expenses	104,875	93,810

Total compensation expense	$111,618	$101,585

As of June 30, 2010, the total compensation of $199,971 for unvested shares is to be recognized over the next 1.84 years on a weighted average basis.

We did not have any "in the money" options or warrants as of June 30, 2010; therefore the intrinsic value is zero.

11. Stock Purchase Warrants

The following is a summary of the activity in stock warrants for the year ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price per share

Outstanding at June 30, 2009	3,898,027	$1.13

Issued	-	-
Exercised	1,331,350	1.15
Expired	-	-

Outstanding at June 30, 2010	2,566,677	$0.72
Exercisable at June 30, 2010	2,566,677	$0.72

As of June 30, 2010, outstanding stock warrants had exercise periods which expire over the following time periods:

		Weighted Average
		Remaining Life
Exercise Price	Number Outstanding	(in years)	Number Exercisable

$0.50	100,000	3.18	100,000
$0.51	117,625	2.16	117,625
$0.60	276,480	0.63	276,480
$0.85	5,000	3.38	5,000
$0.95	5,000	3.14	5,000
$0.95	5,000	3.34	5,000
$0.99	150,000	0.13	150,000
$1.00	5,000	3.18	5,000
$1.10	5,000	3.12	5,000
$1.17	20,000	5.36	20,000
$1.17	5,000	5.44	5,000
$1.17	10,000	5.53	10,000
$1.25	681,818	0.91	681,818
$1.60	1,180,754	1.19	1,180,754
	2,566,677	2.91	2,566,677

12. Commitments and Contingencies

Operating Leases

On January 20, 1998, we entered into a non-cancelable operating lease for office facilities and laboratory space. Under the current lease we are responsible for our proportionate share of real estate taxes, insurance and common area maintenance costs. The office lease has been renewed per agreement with the lessor on April 1, 2007, effective November 1, 2007. The current monthly rent under the lease is $21,639, and the monthly rental rate increases approximately three percent on each November 1 for the remainder of the term. The lease term expires October 31, 2012.

On August 1, 2009, we entered into a non-cancelable operating lease for our biomarker services laboratory. Under the current lease we are responsible for our proportionate share of real estate taxes, insurance and common area maintenance costs. The current monthly rent under the lease is $5,595. The lease term is 24 months and expires August 31, 2011.

Rent expense was $324,296 and $306,947 for the years ended June 30, 2010 and 2009, respectively.

Future minimum lease payments are as follows:

Year Ended June 30,

2011	327,720
2012	282,938
2013	91,668
$702,326

Security Interest

In connection with our secured note agreement, we granted to Mr. Giles a security interest in all of our assets. In addition, each of our subsidiaries guaranteed our obligations under the loan and granted a security interest in all of its assets. The loan agreement provides a waiver of security interest in purchases of equipment that may be financed by other means such as leasing.

13. Retirement Plan

We have a 401(k) Plan that was reopened to employees in May 2005. The 401(k) Plan covers all employees over the age of 21 with 1,000 hours of service in a 12-month eligibility computation. We make a contribution equal to one-half of the employee’s contribution up to the maximum of 6%. We can make discretionary contributions as determined by its board of directors, not to exceed the amount permissible under the Internal Revenue Code. We have not made any discretionary contributions since the plan was reopened. For the fiscal year ended June 30, 2010, our matching expense was $96,124 and 401(k) payable balance as of June 30, 2010 was $0.

14. Subsequent Events

On July 1, 2010, we granted 1,439,900 equity-based payment awards under our incentive compensation plan. The fair value of these awards at the grant date was $460,768.

On September 13, 2010, we entered into an amendment of our employment agreement with Ronald R. Helm, our Chief Executive Officer. Under this amendment, to be effective October 1, 2010, we (a) extended his employment agreement for an additional two years, to September 30, 2012, (b) his annual base salary remains at $300,000, and (c) agreed to grant to him stock options for 600,000 shares of common stock on October 1, 2010.  The stock options vest monthly over a period of three years from the grant date, and will have an exercise price equal to the closing market price on the grant date.