Form 10-Q
period 2010-09-30
Pacific Biomarkers, Inc.
filed 2010-11-15
CIK 1020475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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
 Yes  ☐  No  ☒
As of November 15, 2010, there were 16,909,501 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PACIFIC BIOMARKERS, INC.

INDEX TO FORM 10-Q

Page
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2010 (unaudited) and June 30, 2010	4

Consolidated Statements of Operations for the three months ended September 30, 2010 and September 30, 2009 (unaudited)	5

Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and September 30, 2009 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 4 - CONTROLS AND PROCEDURES	18

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS	18

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report to “we,” “us,” “our,” and the “Company” are to Pacific Biomarkers, Inc. and our wholly-owned subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including statements about:

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

For a discussion of some of the factors that may affect our business, results and prospects, see the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports previously filed with the Securities and Exchange Commission, including our periodic reports on Forms 10-K, 10-Q and 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PACIFIC BIOMARKERS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,505,736	$1,861,155
Short-term bank deposits	461,824	468,619
Accounts receivable, net	1,935,243	1,852,987
Other receivable, net	6,500	6,500
Inventory	136,204	239,863
Prepaid expenses and other assets	263,622	229,802
Total current assets	4,309,129	4,658,926

Property and equipment, net	1,219,372	1,309,764

Total assets	$5,528,501	$5,968,690

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$799,312	$605,944
Accrued liabilities	473,381	632,429
Advances from customers	353,620	408,455
Capital lease obligation - current portion	205,289	200,806
Secured note - current portion, net of discount	1,049,486	1,015,603
Total current liabilities	2,881,088	2,863,237

Capital lease obligations - long - term portion	337,178	389,820
Secured note - long - term portion, net of discount	2,408,983	2,676,969
Total liabilities	5,627,249	5,930,026

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,909,501 shares issued and outstanding at September 30, 2010, 16,669,856 shares issued and outstanding at June 30, 2010	166,840	166,699
Additional paid-in-capital	27,787,834	27,723,024
Accumulated deficit	(28,053,422)	(27,851,059)
Total stockholders' equity (deficit)	(98,748)	38,664

Total liabilities and stockholders' equity	$5,528,501	$5,968,690

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFIC BIOMARKERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	September 30,
	2010	2009

Revenues	$2,853,533	$2,301,375

Laboratory expenses and cost of sales	1,678,809	1,393,700
Gross profit	1,174,724	907,675

Operating expenses:
Selling, general and administrative	1,222,248	1,121,383

Operating loss	(47,524)	(213,708)

Other expense:
Interest expense	(139,961)	(53,100)
Amortization of discount on debt	(18,811)	(5,958)
Other income (expense)	3,933	(384)
Total other expense	(154,839)	(59,442)

Net loss before tax expense	(202,363)	(273,150)

Tax expense	-	-

Net loss	$(202,363)	$(273,150)

Net loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted:	16,909,501	18,832,061

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFIC BIOMARKERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(202,363)	$(273,150)

Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	98,528	75,609
Amortization of discount on debt	18,811	5,958
Income on deposits	6,795	1,713
Compensation expense from restricted shares and options	64,951	72,774
Changes in assets and liabilities:
Accounts receivable	(82,256)	550,526
Other receivable	-	2,500
Inventory	103,659	44,206
Prepaid expenses and other assets	(33,820)	47,661
Advances from customers	(54,835)	19,308
Accounts payable	193,368	(167,736)
Accrued liabilities	(159,048)	(238,760)
Net cash provided by (used in) operating activities	(46,210)	140,609

Cash flows from investing activities:
Purchases of capital equipment	(8,136)	(76,977)
Purchases of investments	-	(506,033)
Net cash used in investing activities	(8,136)	(583,010)

Cash flows from financing activities:
Payments on notes payable	(252,913)	-
Proceeds from loan	-	4,000,000
Repurchases of common stock	-	(1,674,334)
Payments on capital lease obligations	(48,160)	(14,883)
Net cash provided by (used in) financing activities	(301,073)	2,310,783

Net increase (decrease) in cash and cash equivalents	(355,419)	1,868,382
Cash and cash equivalents, beginning of period	1,861,155	1,365,406

Cash and cash equivalents, end of period	$1,505,736	$3,233,788

Supplemental Information:
Cash paid during the period for interest	$87,002	$85,846
Cash paid during the period for income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC BIOMARKERS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation

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

Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods. Operating results for the three-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited financial statements and related condensed notes should be read in conjunction with the audited financial statements and notes thereto, for our fiscal year ended June 30, 2010, as previously reported in our annual report on Form 10-K.

2.	Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the three-month period ended September 30, 2010 compared to what was previously disclosed in the our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Short-term Bank Deposits

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

The net loss per common share for the quarters ended September 30, 2010 and 2009 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include 1,713,484 options and 2,416,677 warrants; however, such securities have not been included in the calculation of the net loss per common share as their effect would be antidilutive.

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	Three months ended
	September 30,
	2010	2009

Numerator-basic and diluted net loss	$(202,363)	$(273,150)

Denominator-basic or diluted weighted average number of
common shares outstanding	16,909,501	18,832,061

Net loss per share-basic and diluted	$(0.01)	$(0.01)

The reduction in shares outstanding for the quarter ended September 30, 2010, compared to the quarter ended September 30, 2009, primarily reflects the repurchase of 2,391,906 shares related to our debt financing during September, 2009.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income. For the quarters ended September 30, 2010 and 2009, our comprehensive loss equaled our net loss. Accordingly, a statement of comprehensive loss is not presented.

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

Accounting Changes and Recent Accounting Pronouncements

Initial Application of Accounting Standards

In the first quarter of fiscal 2011, we adopted the following accounting standards, none of which had a material impact on our financial position, results of operations or cash flows:

•
The amendments to the recognition and measurement guidance for the transfers of financial assets. The amendments in this update are the result of FASB Statement No. 166, Accounting for Transfers of Financial Assets.

•
The amendment to the guidelines for determining the primary beneficiary in a variable interest entity and for improvements to financial reporting by enterprises involved with variable interest entities.

•	The accounting standard improving disclosures about recurring and nonrecurring fair value measurements.

•	The amendment to the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary.

Accounting Standards Issued But Not Yet Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 or our second quarter of fiscal 2011. We are currently evaluating the impact this update will have on our consolidated financial statements.

3.  Concentration of Credit Risk

Our largest client in the quarters ended September 30, 2010 and 2009 accounted for approximately 21% of our total revenues. These were different clients in each fiscal period. As of September 30, 2010 and 2009, approximately 46% and 38% of our accounts receivable balance was from the two largest clients at that time. These were different clients in each fiscal period. Component clients included in the largest client calculation may vary from period to period.

The majority of our clients are pharmaceutical companies, many of which are on the list of Fortune 500 companies. For our revenue calculations, we aggregate revenues we receive from several divisions within a pharmaceutical company client as one single client.  For the quarter ended September 30, 2010, 27% of our revenue was derived from Fortune 500 clients compared to 42% for the quarter ended September 30, 2009. While the number of our Fortune 500 clients remained the same, we received less revenue from these clients in the quarter ended September 30, 2010. We believe that our exposure to concentration of credit risk is very low considering the financial strength of our clients.

We maintain cash in three insured commercial accounts and one uninsured investment account at major financial institutions. Although the financial institutions are considered creditworthy and have not experienced any losses on client deposits, our cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $1,079,598 at September 30, 2010 and by $2,733,288 at September 30, 2009. FDIC limits were increased from $100,000 per insured account to $250,000 per insured account effective October 10, 2008. The new FDIC limits expire on December 31, 2013.

4.  Stock Based Compensation

We granted 1,439,900 stock options under our stock incentive plan during the quarter ended September 30, 2010, compared to 105,500 restricted shares and 151,700 stock options during the quarter ended September 30, 2009.

Stock Options

We use the Black-Scholes option-pricing model to estimate the calculated fair value of our share-based payments. Stock options are valued as of the date of grant, based on the grant date market price of our common stock. The volatility assumption used in the Black-Scholes formula is based on the volatility of our common stock. We used the following assumptions to compute the fair value of option grants for the quarters ended September 30:

	2010	2009
Expected volatility	117%	152%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.96%	4.00%
Expected life	10 years	10 years

The weighted average fair value on the date of the option grant was $460,768 for the quarter ended September 30, 2010. The total unrecognized share-based compensation costs related to non-vested stock options outstanding at September 30, 2010 was $596,166 and is expected to be recognized over a weighted average period of approximately 1.9 years.

A summary of option activity from July 1, 2010 through September 30, 2010 is presented below:

	Number of Options	Weighted Average Exercise Price per share
Options outstanding at July 1, 2010	1,881,656	$0.76
Granted	1,439,900	0.34
Forfeited	(12,022)	0.70
Exercised	-	-
Options outstanding at September 30, 2010	3,309,534	0.58
Exercisable outstanding at September 30, 2010	1,713,484	$0.74

Restricted Stock

From time to time we grant shares of Restricted Stock, which we refer to as RS, to certain officers, directors and employees under our stock incentive plan. All RSs vest on the three- or five-year anniversary of the date of grant. Our Board of Directors approved RS agreement amendment extending certain existing and new RS grants from three-year to five-year vesting effective March 29, 2010. The fair value of our RS is based on the grant-date fair market value of the common stock, which equals the grant date market price. We did not grant any RS during the first quarter of fiscal 2011. As of September 30, 2010, we had $141,930 of unrecognized compensation cost related to nonvested RS awards, which we expect to recognize over a weighted average period of approximately 4 years.

A summary of RS activity from July 1, 2010 through September 30, 2010 is presented below:

	Number of RS awards	Weighted Average Grant Date Fair Value per share
RS nonvested at July 1, 2010	239,645	$0.63
Granted	-	-
Vested	(14,084)	0.63
Forfeited	-	-
RS nonvested at September 30, 2010	225,561	$0.63

Compensation expense for share-based awards was $64,951 and $72,774 for the three months ended September 30, 2010 and 2009, respectively. Amounts were included in our consolidated statements of operations as follows:

	Three months ended
	September 30, 2010	September 30, 2009
Cost of sales	$3,703	$5,614
Selling and administrative expenses	61,248	67,160
Total compensation expense	$64,951	$72,774

5.  Subsequent Events

Effective October 1, 2010, we amended the payment terms of our $4 million secured note reducing monthly payments of principal and interest from $121,822 to $104,645 for the remainder of the original 48-month term of the loan and extending the residual principal balance for a 19-month term thru March 31, 2015 with required monthly payments of principal and interest in the amount of $20,000. We are also required to make a final balloon payment in the amount of $600,000 on April 30, 2015.

On November 1, 2010 we received notification from the Department of the Treasury, Internal Revenue Service (IRS) that our application requesting certification for qualified investments in a qualified therapeutic discovery project, the PBI Organ Injury Biomarker Initiative, submitted under section 48D of the Internal Revenue Code in July of 2010 was approved.  The IRS certified $488,958 of qualified investment and approved a grant in the amount of $244,479.  A portion of these grant funds will be paid to us when we provide qualified investment substantiation with the filing of our federal tax return for the fiscal year 2010, ended June 30, 2010, on or before March 31, 2011, the automatic extension due date of our tax return.  The remaining amount of these approved grant funds will be paid to us after we file our federal tax return for the fiscal year 2011, ending June 30, 2011.  These monies received will be classified as “other income” on the Consolidated Statements of Operations when received.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Investors should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes in this Form 10-Q and our audited financial statements and related notes for the year ended June 30, 2010, included in our Annual Report on Form 10-K.

Overview

We provide specialty laboratory services to support pharmaceutical, biotechnology and laboratory diagnostic manufacturers in the conduct of human clinical research, for use in their drug and diagnostic product development efforts. Our clients include a number of the world’s largest multi-national pharmaceutical, biotechnology and diagnostic companies. Our well-recognized specialty areas include cardiovascular disease (dyslipidemia, atherosclerosis, and coronary heart disease), diabetes, obesity, and rheumatology and bone diseases including osteoporosis as well as osteoarthirits and rheumatoid arthritis. We also provide clinical biomarker services for novel biomarkers, as well as custom assay services, to our pharmaceutical and biotech clients.

Management continues to monitor developments in the drug development market. These changes include continued consolidation, cost reductions and the use of adaptive clinical trial approaches. These changes have impacted past and current revenues, and have the potential to significantly impact future revenues. We believe that these changes drive continued uncertainty in our market. In fact, reduction in revenue is a trend reported by must of the major Contract Research Organizations (CRO’s) since the economic downturn began in 2008. While our revenues for the quarter are up substantially aver last year, we continued to observe a number of studies being postponed, suspended or terminated during this past quarter, which we believe is due to resource constraints within pharmaceutical companies. Despite these market challenges, we believe that there are new compounds coming into the drug development pipeline and outsourcing opportunities, and that we are well positioned, particularly in the biomarker testing services and novel biomarker development service market, to take advantage of this. This is evidenced by the substantial addition of novel esoteric biomarkers to our test menu, which will have increased by approximately 20% by the end of this calendar year from April 2010.

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

There have been no material changes to our critical accounting policies and estimates since the end of our 2010 fiscal year.  In our Annual Report on Form 10-K, for the fiscal year ended June 30, 2010, we identified four of our accounting policies that we consider critical to our business operations and an understanding of our results of operations:

●	revenue recognition;
●	fair value measurements - debt financing;
●	stock-based compensation; and
●	useful lives of tangible assets.

We included in our Annual Report on Form 10-K a brief discussion of some of the judgments, estimates and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified, and there are other accounting policies that are significant to us. For detailed information and discussion on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and our Annual Report on Form 10-K. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report and in our Annual Report.  We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

Results of Operations for Three Months Ended September 30, 2010 and 2009

Revenue:

	Three Months Ended
Dollars in thousands, rounded to nearest	September 30,		$	%
thousand	2010	2009	Change	Change

Revenue	$2,854	$2,301	553	24

We generate the majority of our revenue from clinical pharmaceutical trials testing (“traditional biomarker services”) and novel biomarker development services.  We also provide diagnostic services, which historically have represented less than 1% of our total revenue.

Our revenue increased approximately 24% to $2,854,000 from $2,301,000 between the comparable quarters ended September 30, 2010 and 2009. Our revenue fluctuations are due to the variability in the volume of testing services we perform, and by the timing between our work on testing and open work orders, and prior work orders having been completed or terminated. For the quarter ended September 30, 2010, we benefited from a large contract with one of our clients in the cardio-vascular therapeutic area. We had no comparable large contract for the prior period. We also saw strong levels of testing revenue in osteoporosis, dyslipidimia and rheumatoid arthritis therapeutic areas, as well as an increase in clinical biomarker services.

The primary component of our business development efforts has been directed towards pharmaceutical and biotech companies (“Direct Clinical Services”), which, including our biomarkers business, showed an 15% (11% for direct trials testing and 4% for biomarkers) increase in the proportion of revenue for this component of revenue over the quarter ended September 30, 2009 as a percentage of total revenue. Biomarker services are a primary focus of our business and we believe it addresses a rapidly growing sector of laboratory services for clinical drug development. As a result, we expect to see our biomarker services to continue to grow and to represent a larger portion of our revenue during fiscal 2011.

The following table provides a breakdown of the percentage of our total revenue generated from each of our service areas for the past two fiscal years:

	Direct Clinical Services
	Direct Trials Testing	Biomarkers	Referral Laboratories
Three months Ended September 30, 2010	60%	17%	23%
Three months Ended September 30, 2009	49%	13%	38%

We believe that the overall increase in revenue for the quarter ended September 30, 2010 reflects our investments in business development initiatives over several fiscal years, particularly directed towards Direct Clinical Services. As discussed in our Annual Report on Form 10-K for the 2010 fiscal year, we are continuing to monitor and evaluate the shift in the industry to “adaptive clinical trials” and how this may impact us going forward.

We also continue to experience reductions in revenue sourced from other large clinical laboratories that refer specialty laboratory testing to us (“Referral Laboratory Partners”). We had a 15% decrease in the proportion of revenue from our Referral Laboratory Partners between the comparable quarters. We believe this decrease is directly attributable to decreases with our Referral Laboratory Partners in their revenues from central lab services, which affects the amount they refer to us.

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

Laboratory Expense and Cost of Goods Sold:

	Three Months Ended
Dollars in thousands, rounded to nearest	September 30,		$	%
thousand	2010	2009	Change	Change
Laboratory Expenses and Cost of Goods Sold	$1,679	$1,394	285	20
Percentage of Revenue	59%	61%

We categorize under “laboratory expense and cost of goods sold” certain operating expenses that are necessary to complete the revenue and earnings process.  These expenses consist primarily of direct labor costs and related benefits of employees performing testing and analysis of clinical trial samples, and the cost of chemical reagents and supplies for analysis of clinical trial samples. Also, laboratory expenses and cost of goods sold include payments to subcontractors for laboratory services, an allocation of facility charges and information technology costs, insurance, business and occupation taxes, shipping and handling fees and reimbursable out-of-pocket costs.

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

	Three Months Ended
	September 30,
Dollars in thousands, rounded to nearest thousand	2010	% of revenue	2009	% of revenue	$ Change	% Change
Fixed Cost Detail
Rent, Utilities, Certain Taxes	$177	6%	$164	7%	$13	8%

Variable Cost Detail
Wages, Taxes, Benefits	694	24%	628	27%	66	11%
Reagent Chemicals	622	22%	462	20%	160	35%
Other Variable Costs	186	7%	140	7%	46	33%
Total	1,502	53%	1,230	54%	272	22%

Total Cost of Goods Sold	$1,679	59%	$1,394	61%	$285	20%

For the comparable quarters ended September 30, 2010, laboratory expense and cost of goods sold increased by approximately $285,000, or 20%, to $1,679,000, up from $1,394,000. Laboratory expense and cost of goods sold as a percentage of revenue decreased to approximately 59% from 61% for the comparable quarters.  Our increase in laboratory expense and cost of goods sold was mainly due to increases in variable costs of salaries and related benefits and laboratory reagents used to support the increase in revenues. The percentage decrease was due to the increase in revenues between comparable periods.

The largest component of laboratory expense for the quarter ended September 30, 2010 was salaries and related benefits. Laboratory salaries and related benefits increased 11% to approximately $694,000 from $628,000 for the quarters ended September 30, 2010 and 2009 as a result of an increase in staff to accommodate increases in the complexity and volume of tests performed. We added two new hires in our project management group and one new hire in the laboratory. Laboratory salaries and related benefits represented approximately 24% and 27%, respectively, as a percentage of revenue for the comparable periods.

The other major component of laboratory expense for the quarter ended September 30, 2010 was the cost of laboratory reagents and supplies for analysis of clinical trial samples. Over the last three fiscal years, reagent chemicals used in our laboratory testing have averaged approximately 20% in cost as a percentage of revenue, but may vary considerably depending on the type and mix of lab testing we are asked to perform, and constitute a significant expense item for our business. During the comparable quarters ended September 30, 2010 and 2009, laboratory reagents and supplies increased by 35% to approximately $622,000 from $462,000 as a result of an increase in the number of tests performed. We have also seen increases over the last two fiscal years in both the cost of reagents and shipping costs. The cost of laboratory reagents and supplies as a percentage of revenue was approximately 22% and 20% for the comparable quarters ended September 30, 2010 and 2009.

Other variable costs increased 33% for the comparable quarters, to $186,000 from $140,000. The major reason for this increase was an increase in our expenses for outside services that consists mainly of contracted laboratory services. These outside service costs were directly related to the large contract in process during this quarter. Share-based compensation for the quarter ended September 30, 2010 was not materially different from share-based compensation for the quarter ended September 30, 2009. See Note 4 to the unaudited financial statements included in this Report for share-based compensation details.

Fixed costs for the quarter ended September 30, 2010 increased 8% compared to the quarter ended September 30, 2009, to approximately $177,000 from $164,000. This increase was mainly due to increases in laboratory depreciation.

Selling, General and Administrative Expense:

	Three Months Ended
Dollars in thousands, rounded to nearest	September 30,		$	%
thousand	2010	2009	Change	Change
Selling, General and Administrative Expense	$1,222	$1,121	101	9
Percentage of Revenue	43%	49%

We categorize under “selling, general and administrative expenses” operating costs associated with our business development activities, sales and marketing, laboratory administration and research and development activities through our science and technology department.  Our selling, general and administrative expense consists primarily of administrative payroll and related benefits (including compensation for our executive officers, board members and administrative personnel in business development, laboratory administration, and our science and technology department), and secondarily of share-based compensation, business development expenses, legal, accounting and public company expenses.

For the comparable quarters ended September 30, 2010 and 2009, our selling, general and administrative expense increased 9% to approximately $1,222,000, up from $1,121,000. As a percentage of revenue, selling, general and administrative expense was 43% and 49%, respectively, for the quarters ended September 30, 2010 and 2009. The decrease in selling, general and administrative expense as a percentage of revenue was the result of the significant increase in our revenues between the comparable periods.

The dollar increase in our selling, general and administrative expenses for the comparable periods is due in large part to increases in salaries and related benefits and public company expense. Our salary and benefit expenses increased due to one new addition in our Science and Technology team and other promotional salary increases. These increases were offset somewhat by decreases in legal expense, advertising and marketing expense and our insurance premiums.  For the first quarter of last year, we had increased legal and accounting fees due to our $4 million debt financing, whereas we had no similar transaction-related expenses in the first quarter of fiscal 2011. Share-based compensation for the quarter ended September 30, 2010 was not materially different from share-based compensation for the quarter ended September 30, 2009. See Note 4 to the unaudited financial statements included in this Report for share-based compensation details.

Other Expense:

	Three Months Ended
Dollars in thousands, rounded to nearest	September 30,		$	%
thousand	2010	2009	Change	Change

Other Expense	$(155)	$(59)	(96)	(162)
Percentage of Revenue	(5)%	(3)%

We had other expense of approximately $155,000 for the quarter ended September 30, 2010, compared to other expense of approximately $59,000 for the quarter ended September 30, 2009. The main component of other expense for the quarter ended September 30, 2010 was interest expense of approximately $140,000 compared to approximately $53,000 interest expense in the comparable fiscal period last year. For the quarters ended September 30, 2010 and 2009, interest expense included approximately $112,000 and $40,000 of interest related to our debt financing. We also recorded approximately $19,000 of expense related to the amortization of the discount on the debt, compared to approximately $6,000 amortization for the comparable fiscal period last year. These increases in interest and amortization related to our debt financing were due to three months’ interest and amortization incurred for the quarter ended September 30, 2010 versus one month’s interest and amortization incurred for the quarter ended September 30, 2009 due to the start of our secured loan in September 2009.

Net Loss:

	Three Months Ended
Dollars in thousands, rounded to nearest	September 30,		$	%
thousand	2010	2009	Change	Change

Net Loss	$(202)	$(273)	71	26
Percentage of Revenue	(7)%	(12)%

We had 26% reduction in our net loss, to approximately $(202,000) for the quarter ended September 30, 2010 from approximately $(273,000) for the quarter ended September 30, 2009. Our gross profit increased 29% to $1,175,000 from $908,000 due to our substantial revenue increase for the quarter, which also contributed to the 78% decrease in our operating loss to approximately $(48,000) from $(214,000) compared to the quarter ended September 30, 2009.

Liquidity and Capital Resources:

At September 30, 2010, our cash and cash equivalents were approximately $1,506,000, compared to approximately $1,861,000 at June 30, 2010. We also had approximately $462,000 invested in short-term investments at September 30, 2010, down from $469,000 at June 30, 2009. At September 30, 2010, we had approximately $1,935,000 in accounts receivable, compared to approximately $1,853,000 as of June 30, 2010, reflecting timing of revenues billed and collected. Our accounts receivable generally reflect our billings, and may include one or several individually large customer receivables from time to time. We generally have a high collectability rate on our accounts receivable, and our allowance for doubtful trade accounts is approximately $34,000, which we believe is reasonable based on our past experience.

Total liabilities recorded on our balance sheet as of September 30, 2010 were approximately $5,627,000 compared to approximately $5,930,000 as of June 30, 2010. This decrease in liabilities for the quarter ended September 30, 2010 is primarily attributable to a reduction in our long-term debt balance and lease obligations. During the quarter ended September 30, 2010, we paid approximately $253,000 of the principal amount due on our debt financing. The liabilities recorded on the balance sheet for our debt financing are net of approximately $124,000 and $143,000, respectively, as of September 30, 2010 and June 30, 2010 as an unamortized discount on the secured note.  This discount is recorded solely for U.S. GAAP purposes, but it doesn’t actually reduce our total payment obligations on the note.  As of September 30, 2010, the principal balance outstanding on the note was approximately $3,583,000.  Effective October 1, 2010, we amended the payment terms of our $4 million secured note reducing monthly payments of principal and interest from $121,822 to $104,645 for the remainder of the original 48-month term of the loan and extending the residual principal balance for a 19-month term thru March 31, 2015 with required monthly payments of principal and interest in the amount of $20,000. We are also required to make a final balloon payment in the amount of $600,000 on April 30, 2015. Other than this secured note, we do not have available to us a bank line of credit or other general borrowing facility.

At September 30, 2010, we had working capital of approximately $1,428,000, compared to approximately $1,796,000 at June 30, 2010. The decrease of approximately $368,000 in our working capital is mainly attributable to our decreased cash and cash equivalents due to loan payments and capital lease payments, decrease in inventory, and increase in accounts payable. Changes providing a positive impact included increases in accounts receivables and prepaid expenses, and decreases in accrued liabilities and advances from customers.

Net cash used in operating activities was approximately $46,000 for the quarter ended September 30, 2010 and included the effect of approximately $99,000 in depreciation and amortization and approximately $65,000 in expense from share-based compensation. Our investing activities used cash of approximately $8,000 for the quarter ended September 30, 2010 for the purchase of capital equipment. Cash flow used in financing activities included approximately $253,000 used in payments on our debt and $48,000 used in payments on capital lease obligations.

We believe that our cash, current assets and cash flows from operations will be sufficient to fund current operations through calendar 2011.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

ITEM 4.	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Vice President and Controller. Based upon that evaluation, our Chief Executive Officer and Vice President and Controller concluded that our disclosure controls and procedures are effective at September 30, 2010.

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

Dated:  November 15, 2010

/s/ Ronald R. Helm
Ronald R. Helm
Chief Executive Officer
(principal executive officer)

/s/ John P. Jensen
John P. Jensen
Vice President and Controller
(principal financial and accounting officer)