Form 10-Q
period 2010-12-31
Pacific Biomarkers, Inc.
filed 2011-02-11
CIK 1020475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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
Yes  ☐  No  ☒
As of February 9, 2011, there were 16,909,501 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PACIFIC BIOMARKERS, INC.

INDEX TO FORM 10-Q

Page
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of December 31, 2010 (unaudited) and June 30, 2010	4

Condensed Consolidated Statements of Operations for the three- and six-month periods ended December 31, 2010 and 2009 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six-month periods ended December 31, 2010 and 2009 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 4 - CONTROLS AND PROCEDURES	21

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS	21

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report to “we,” “us,” “our,” and the “Company” are to Pacific Biomarkers, Inc. and our wholly-owned subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including statements about:

•	our working capital and cash flows and our estimates as to how long these funds will be sufficient to fund our operations,
•	our business development efforts and our expectations for future work orders for services and revenue generation,
•	our plans for growing demand for our services and products, including our expectations for our novel biomarker services,
•	anticipated cost savings from the reduction in force and other company-wide expense reductions we implemented in December 2010,
•	our goals for implementing aspects of our business plan and strategies, and
•	our financing goals and plans

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

PACIFIC BIOMARKERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,113,143	$1,861,155
Short-term bank deposits	455,029	468,619
Accounts receivable, net	1,513,115	1,852,987
Other receivable, net	6,500	6,500
Inventory	232,105	239,863
Prepaid expenses and other assets	302,359	229,802
Total current assets	3,622,251	4,658,926

Property and equipment, net	1,249,634	1,309,764

Total assets	$4,871,885	$5,968,690

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$551,991	$605,944
Accrued liabilities	399,620	632,429
Advances from customers	470,333	408,455
Capital lease obligation - current portion	204,822	200,806
Secured note - current portion, net of discount	860,068	1,015,603
Total current liabilities	2,486,834	2,863,237

Capital lease obligations - long - term portion	288,153	389,820
Secured note - long - term portion, net of discount	2,491,353	2,676,969
Total liabilities	5,266,340	5,930,026

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,909,501 shares issued and outstanding at December 31, 2010, 16,669,856 shares issued and outstanding at June 30, 2010	166,981	166,699
Additional paid-in-capital	27,841,204	27,723,024
Accumulated deficit	(28,402,640)	(27,851,059)
Total stockholders' equity (deficit)	(394,455)	38,664

Total liabilities and stockholders' equity	$4,871,885	$5,968,690

See accompanying notes to these condensed consolidated financial statements.

PACIFIC BIOMARKERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenues	$2,532,069	$2,113,795	$5,385,602	$4,415,170

Laboratory expenses and cost of sales	1,515,574	1,380,457	3,194,383	2,774,157
Gross profit	1,016,495	733,338	2,191,219	1,641,013

Operating expenses:
Selling, general and administrative	1,219,223	1,040,375	2,441,471	2,161,758

Operating loss	(202,728)	(307,037)	(250,252)	(520,745)

Other expense:
Interest expense	(134,261)	(138,851)	(274,222)	(191,951)
Amortization of discount on debt	(13,754)	(12,132)	(32,565)	(18,090)
Other income	1,525	391	5,458	7
Total other expense	(146,490)	(150,592)	(301,329)	(210,034)

Net loss before tax expense	(349,218)	(457,629)	(551,581)	(730,779)

Tax expense	-	-	-	-

Net loss	$(349,218)	$(457,629)	$(551,581)	$(730,779)

Net loss per share	$(0.02)	$(0.03)	$(0.03)	$(0.04)

Weighted average common shares outstanding, basic and diluted:	16,909,501	16,711,096	16,909,501	18,141,744

See accompanying notes to these condensed consolidated financial statements.

PACIFIC BIOMARKERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(551,581)	$(730,779)

Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	193,982	151,114
Amortization of discount on debt	32,565	18,090
Income on deposits	13,590	4,473
Compensation expense from restricted shares and options	118,462	49,590
Changes in assets and liabilities:
Accounts receivable	339,872	1,063,480
Other receivable	-	5,500
Inventory	7,758	(1,019)
Prepaid expenses and other assets	(72,557)	71,140
Advances from customers	61,878	47,537
Accounts payable	(53,953)	(128,601)
Accrued liabilities	(232,809)	(282,844)
Net cash provided by (used in) operating activities	(142,793)	267,681

Cash flows from investing activities:
Purchases of capital equipment	(133,853)	(92,122)
Purchases of investments	-	(506,710)
Net cash used in investing activities	(133,853)	(598,832)

Cash flows from financing activities:
Payments on notes payable	(373,715)	-
Proceeds from loan	-	4,000,000
Repurchases of common stock	-	(1,674,334)
Restricted stock transferred for employee withholding tax liability	-	(65,614)
Payments on capital lease obligations	(97,651)	(30,283)
Net cash provided by (used in) financing activities	(471,366)	2,229,769

Net increase (decrease) in cash and cash equivalents	(748,012)	1,898,618
Cash and cash equivalents, beginning of period	1,861,155	1,365,406

Cash and cash equivalents, end of period	$1,113,143	$3,264,024

Supplemental Information:
Cash paid during the period for interest	$210,967	$136,606
Cash paid during the period for income tax	$-	$-

See accompanying notes to these condensed consolidated financial statements.

PACIFIC BIOMARKERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation

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

Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods. Operating results for the three- and six-month periods ended December 31, 2010 are not necessarily indicative of the results that may be expected for any future period. The accompanying unaudited financial statements and related condensed notes should be read in conjunction with the audited financial statements and notes thereto, for our fiscal year ended June 30, 2010, as previously reported in our annual report on Form 10-K.

2.	Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the six-month period ended December 31, 2010 compared to what was previously disclosed in the our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Net Loss per Share

Basic loss per share is based upon the weighted average number of our outstanding common shares. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method, which excludes treasury shares.  There were no treasury shares at December 31, 2010.

The net loss per common share for the three- and six-month periods ended December 31, 2010 and 2009 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include 1,827,175 options and 2,416,677 warrants; however, such securities have not been included in the calculation of the net loss per common share as their effect would be antidilutive.

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Numerator-basic and diluted net loss	$(349,218)	$(457,629)	$(551,581)	$(730,779)

Denominator-basic or diluted weighted average number of common shares outstanding	16,909,501	16,711,096	16,909,501	18,141,744

Net loss per share-basic and diluted	$(0.02)	$(0.03)	$(0.03)	$(0.04)

The reduction in shares outstanding for the six-month period ended December 31, 2010, compared to the six-month period ended December 31, 2009, primarily reflects the repurchase of 2,391,906 shares related to our debt financing during September, 2009.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income. For the three- and six-month periods ended December 31, 2010, our comprehensive loss equaled our net loss. Accordingly, a statement of comprehensive loss is not presented.

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

Fair Value of Financial Instruments

We have certain financial instruments which consist of cash and cash equivalents, marketable securities, accounts receivable and accounts payable.  Our short-term investments primarily consist of certificates of deposits having a maturity of less than 12 months and the cost basis value approximated fair value.  These investments all mature within one year.  The fair values of our other financial instruments approximate their carrying values, due to the short-term nature of those instruments.

Concentrations of Credit Risk, Suppliers, and Revenues - Our financial instruments that potentially subject us to concentrations of credit risk are cash and cash equivalents and short-term investments. The Company invests cash that is not currently being used in operations in accordance with its investment policy. The policy allows for the purchase of low-risk, investment grade debt securities issued by the United States government and very highly-rated banks and corporations, subject to certain concentration limits. The policy allows for maturities that are not longer than 12 months for individual securities.

Income Taxes - We account for income taxes under the asset and liability method. We provide deferred tax assets and liabilities for the expected future tax consequences of temporary differences between our financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax assets to the amount that is expected to be realized.

We use a comprehensive model for how it recognizes, measures, presents, and discloses in our financial statements uncertain tax positions that we have taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under this comprehensive model, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

The amount of unrecognized tax benefits is primarily due to net operating loss carryforwards, and all of which would favorably impact our effective tax rate if recognized. Since the unrecognized tax benefit has not been utilized on the Company’s tax returns, there is no liability recorded on the balance sheets. We do not have any interest or penalties accrued related to tax positions. In the event we determine that accrual of interest or penalties are necessary in the future, the amount will be presented as a component of income taxes.

Accounting Changes and Recent Accounting Pronouncements

Initial Application of Accounting Standards

In the first quarter of fiscal 2011, the adoption of accounting standards had no material impact on our financial position, results of operations or cash flows.

Accounting Standards Issued But Not Yet Adopted

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that, for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-09 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-09 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010. We will adopt this standard for acquisitions beginning in fiscal year 2012.

3.	Concentration of Credit Risk

Our largest client in the quarter ended December 31, 2010 accounted for approximately 17% of our total revenues, while our largest client in the quarter ended December 31, 2009 accounted for approximately 22% of our total revenues. As of December 31, 2010 and 2009, approximately 22% and 31% of our accounts receivable balance was from the two largest clients as of these respective dates. Component clients included in the largest client calculation may vary from period to period.

The majority of our clients are pharmaceutical companies, many of which are on the list of Fortune 500 companies. For our revenue calculations, we aggregate revenues we receive from several divisions within a pharmaceutical company client as one single client.  For the quarter ended December 31, 2010, 24% of our revenue was derived from Fortune 500 clients compared to 41% for the quarter ended December 31, 2009. While the number of our Fortune 500 clients remained the same, we received less revenue from these clients in the quarter ended December 31, 2010. This is mainly due to a large contract with a large international, non-Fortune 500 client during this period.  We believe that our exposure to concentration of credit risk is very low considering the financial strength of our clients.

We maintain cash in three insured commercial accounts and one uninsured investment account at major financial institutions. Although the financial institutions are considered creditworthy and have not experienced any losses on client deposits, our cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $897,187 at December 31, 2010 and by $2,764,024 at December 31, 2009. FDIC limits were increased from $100,000 per insured account to $250,000 per insured account effective October 10, 2008. The new FDIC limits expire on December 31, 2013.

4.	Stock Based Compensation

We granted 630,000 stock options under our stock incentive plan during the three-month period ended December 31, 2010, including 30,000 stock options to non-employees, and 100,000 restricted shares and 200,000 stock options were granted during the three-month period ended December 31, 2009. For the comparable six-month periods, we granted 1,469,900 stock options in the six months ended December 31, 2010, including 30,000 stock options to non-employees, compared to 205,500 restricted shares and 351,700 stock options in the six months ended December 31, 2009.

Stock Options

We use the Black-Scholes option pricing model to estimate the calculated fair value of our share-based payments. Option exercise prices are based on the closing market price of our common stock on the date of grant.  Stock options granted to employees are valued as of the date of grant. Stock options granted to non-employees are valued when services are performed, based on the market price of our common stock at that time. The volatility assumption used in the Black-Scholes formula is based on the volatility of our common stock. We used the following assumptions to compute the fair value of option grants the six-month periods ended December 31:

	2010	2009
Expected volatility	117-148%	132-148%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.54-2.96%	3.2-3.85%
Expected life	10 years	10 years

On October 1, 2010 we granted 600,000 stock options to our CEO per his employment agreement with the weighted average fair value on the date of the option grant of $228,000. On December 13, 2010 we granted 30,000 stock options to the members of our Scientific Advisory Board (SAB) with the fair value to be determined upon the performance of services.

The total unrecognized share-based compensation costs related to non-vested stock options outstanding at December 31, 2010 was $582,132 and is expected to be recognized over a weighted average period of approximately 1.9 years.

A summary of option activity from July 1, 2010 through December 31, 2010 is presented below:

	Number of Options	Weighted Average Exercise Price per share
Options outstanding at July 1, 2010	1,881,656	$0.76
Granted	1,469,900	0.36
Forfeited	(12,022)	0.70
Exercised	-	-
Options outstanding at December 31, 2010	3,339,534	0.59
Exercisable outstanding at December 31, 2010	1,827,175	$0.73

Restricted Stock

From time to time we grant shares of Restricted Stock, which we refer to as RS, to certain officers, directors and employees under our stock incentive plan. All RSs vest on the three- or five-year anniversary of the date of grant. Our Board of Directors approved RS agreement amendment extending certain existing and new RS grants from three-year to five-year vesting effective March 29, 2010. The fair value of our RS is based on the grant-date fair market value of the common stock, which equals the grant date market price. We did not grant any RS during the first two quarters of fiscal 2011. As of December 31, 2010, we had $133,004 of unrecognized compensation cost related to nonvested RS awards, which we expect to recognize over a weighted average period of approximately 3.8 years.

A summary of RS activity from July 1, 2010 through December 31, 2010 is presented below:

	Number of RS awards	Weighted Average Grant Date Fair Value per share
RS nonvested at July 1, 2010	239,645	$0.63
Granted	-	-
Vested	(28,168)	0.63
Forfeited	-	-
RS nonvested at December 31, 2010	211,477	$0.63

Compensation expense for share-based awards was $118,462 and $49,590 for the six months ended December 31, 2010 and 2009, respectively. Amounts were included in our consolidated statements of operations as follows:

	Three months ended		Six months ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Cost of sales	$3,961	$(2,087)	$7,922	$3,527

Selling and administrative expenses	49,550	(21,097)	110,540	46,063
Total compensation expense	$53,511	$(23,184)	$118,462	$49,590

The credit amounts in the three months ended December 31, 2009 column are due to an adjustment of the RS amortization for the July 01, 2009 grant.

5.  Modification of Debt in a Nontroubled Situation

As previously disclosed, on September 1, 2009, we issued a secured Note in connection with our $4 million debt financing, bearing interest at 12% per annum and with a maturity date of August 31, 2013. We recorded $205,725 on our balance sheet as a discount on the Note (as the difference between the fair value of the common stock that we repurchased with the proceeds from the debt financing and the repurchase price) and we amortized this discount as interest expense using the effective interest method over the original 48-month term of the Note. With this discount, the effective interest rate on the Note was 12.727%.

Effective October 1, 2010, we agreed to a modification of terms on the Note, to extend the maturity date on a portion of the Note to March 31, 2015 (resulting in a lower payment and interest amount each period from $121,822 to $104,645) and to add a balloon payment of $600,000 due at the end of the extended term of 55 months. The effective interest rate on the modified portion of the debt increased from 12.727% to 12.735%.

Effective December 1, 2010, we agreed to a second modification to the Note, to reduce the interest rate on the non-extended portion of the Note from 12.0% to 11.5% (resulting in a reduced monthly payment from $104,645 to $104,011).  The effective interest rate on the modified portion of the debt decreased from 12.725% to 12.126%.

Because neither the first nor the second modification was a troubled debt restructuring, we applied the 10% significance test in ASC 470-50-40-10 (EITF 96-19) in each case to determine whether the original debt should be accounted for as an extinguishment.  The results of these tests are -.31% and .03%, respectively, less than the 10% significance and therefore the original debt has not been accounted for as an extinguishment in either modification.

	Modification I	Modification II

Original effective rate	12.727%	12.725%

Present value of revised cash flows discounted at original rate	$3,629,694	$3,485,839

Carrying amount of debt (modified)	$3,618,412	$3,486,820

Difference	(0.31)%	0.03%

6. Income Taxes

There was no income tax expense during the three months ended December 31, 2010 and 2009. Our effective tax rate for the three months ended December 31, 2010 and 2009 was 0% due to uncertainties related to the realizability of the deferred tax assets as a result of our history of operating losses. The net deferred tax asset as of December 31, 2010 remains fully offset by a valuation allowance since it is more likely than not that such tax benefits will not be realized.

7.  Subsequent Events

In January 2011, we received funding of approximately $294,000 from an equipment financing lease on certain of our laboratory equipment. We entered into the equipment lease on October 20, 2010 for two laboratory instruments valued at approximately $193,000, and we added two additional instruments to the lease on December 21, 2010, bringing the total to approximately $294,000.  The lease requires quarterly payments of $37,804 over a term of 24 months from the funding date.  The lease also requires a 50% security deposit in the form of a letter of credit with our bank.

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

Management continues to monitor developments in the drug development market. These changes include continued consolidation, cost reductions and the use of adaptive clinical trial approaches. These changes have impacted past and current revenues, and have the potential to significantly impact future revenues. We believe that these changes drive continued uncertainty in our market. In fact, reduction in revenue is a trend reported by most of the major Contract Research Organizations (CRO’s) since the economic downturn began in 2008. While our revenues for the quarter are up substantially over last year, we continued to observe a number of studies being postponed, suspended or terminated during this past quarter, which we believe is due to resource constraints within pharmaceutical companies. Despite these market challenges, we believe that there are new compounds coming into the drug development pipeline and outsourcing opportunities, and that we are well positioned, particularly in the biomarker testing services and novel biomarker development service market, to take advantage of this.

In December 2010, we implemented a company-wide reduction in force, which resulted in a work-force reduction of 8 employees. This reduction in force represented 12% of our staff, both in headcount and in compensation expense.  As part of the reduction in force, we paid severance benefits to affected employees.  We expensed a substantial portion of the costs associated with the reduction in force in the second quarter of fiscal 2011, and we expect to see cost savings in the next two quarters of fiscal 2011. Also in December, we started implementing additional company–wide expense reductions with a goal of approximately $500,000 in expense savings for the second half of the current fiscal year.

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

Results of Operations for Three- and Six-Month Periods Ended December 31, 2010 and 2009

Revenue:

	Three Months Ended				Six Months Ended
Dollars in thousands, rounded	December 31,		$	%	December 31,		$	%
to nearest thousand	2010	2009	Change	Change	2010	2009	Change	Change
Revenue	$2,532	$2,114	418	20	$5,386	$4,415	971	22

We generate revenue from clinical pharmaceutical trials testing (“traditional biomarker services”) and novel biomarker development services.

Our revenue increased approximately 20% to $2,532,000 from $2,114,000 between the comparable quarters ended December 31, 2010 and 2009. We see quarterly revenue fluctuations (both in our direct trials testing and our biomarker business) due to the variability in the volume of testing services we perform, and by the timing between our work on testing and open work orders, and prior work orders having been completed or terminated. For the quarter ended December 31, 2010, we benefited from a large contract for direct trials testing covering the first and second fiscal quarters, completed in the second quarter, with one of our clients in the cardio-vascular therapeutic area. We had no comparable large contract for the prior period. We also saw improved levels of testing revenue in osteoporosis, dyslipidimia and rheumatoid arthritis therapeutic areas, as well as a decrease in clinical biomarker services.

Our revenue increased approximately 22% to $5,386,000 from $4,415,000 between the comparable six-month periods ended December 31, 2010 and 2009. The reasons for this increase and therapeutic areas driving it are noted above.

The primary component of our business development efforts has been directed towards pharmaceutical and biotech companies, which includes both direct trials testing and our biomarker business.  Biomarker services are a primary focus of our business and we believe it addresses a rapidly growing sector of laboratory services for clinical drug development. For the comparable quarters and six months ended December 31, we had a 15% decrease and 4% increase in revenue from our biomarker services, reflecting fluctuations in the volume of services we perform. For the balance of fiscal 2011, we expect to see our biomarker services grow and represent a larger portion of our revenue compared to fiscal 2010, despite slower growth in this line during the first half of the fiscal year.

During the second quarter of fiscal 2011, the proportion of our revenue from biomarker services and referral laboratory work decreased as we saw a 16 percentage point increase in the proportion of revenue from direct trials testing in our mix of services provided. The primary reason for this shift to direct trials testing was a large contract in this service area that we benefited from in the first two fiscal quarters of 2011. This resulted in decreases in the proportion of revenue for our biomarker business (5% decrease) and referral laboratory work (11% decrease).

The following table provides a breakdown of the percentage of our total revenue generated from these service areas for the comparable quarters and six- month periods ended December 31, 2010 and 2009:

	Services Revenue Mix
	Direct Clinical Services
	Direct Trials Testing	Biomarkers	Referral Laboratories
Three months Ended
December 31, 2010	67%	10%	23%
December 31, 2009	51%	15%	34%
Six months Ended
December 31, 2010	65%	12%	23%
December 31, 2009	49%	14%	37%

We believe that the overall increase in revenue for the quarter ended December 31, 2010 reflects our investments in business development initiatives over several fiscal years, particularly directed towards Direct Clinical Services, as shown in the table above.

We also continue to experience reductions in revenue sourced from other large clinical laboratories that refer specialty laboratory testing to us (“Referral Laboratory Partners”). We had an 11% decrease in the proportion of revenue from our Referral Laboratory Partners between the comparable quarters. Similar results are seen in the six-month periods.  We believe this decrease is directly attributable to decreases with our Referral Laboratory Partners in their revenues from central lab services, which affects the amount they refer to us.

As discussed in our Annual Report on Form 10-K for the 2010 fiscal year, we are monitoring and evaluating the shift in the industry to “adaptive clinical trials” and how this continues to impact us. The primary impact of these “adaptive clinical trials” is that our projects from clients for clinical testing services are smaller in size and duration, and can be more easily revised or cancelled by the client. Our revenues tend to fluctuate from quarter to quarter, and sometimes these fluctuations are significant. These fluctuations are typically explained by the timing of entering into new contracts for clinical studies and our work on testing and open work orders, and the completion of prior work orders or early cancellation of studies by our clients.  The studies that we bid on are uncertain until we have a signed contract. Once our work on a study commences, the client may cancel the study at any time during the testing phase. Clients may terminate, delay, or change the scope of a project for a variety of reasons including unexpected or undesirable clinical results or a decision to forego a particular study.  Accordingly, our revenues may be significantly affected by the success or failure of the testing phase and other factors outside of our control, including a large number of pharmaceutical companies’ cost reduction announcements and continuing consolidation in the pharmaceutical market.

Laboratory Expense and Cost of Goods Sold:

	Three Months Ended				Six Months Ended
Dollars in thousands, rounded	December 31,		$	%	December 31,		$	%
to nearest thousand	2010	2009	Change	Change	2010	2009	Change	Change
Laboratory Expenses and Cost of Goods Sold	$1,516	$1,380	136	10	$3,194	$2,774	420	15
Percentage of Revenue	60%	65%			59%	63%

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

	Three Months Ended
	December 31,				$	%
Dollars in thousands, rounded to nearest thousand	2010	% of revenue	2009	% of revenue	Change	Change
Fixed Cost Detail
Rent, Utilities, Certain Taxes	$177	7%	$172	8%	$5	3%

Variable Cost Detail
Wages, Taxes, Benefits	662	26%	655	31%	7	1%
Reagent Chemicals	535	21%	399	19%	136	34%
Other Variable Costs	142	6%	154	7%	(12)	(8)%
Total	1,339	53%	1,208	57%	131	11%

Total Cost of Goods Sold	$1,516	60%	$1,380	65%	$136	10%

	Six Months Ended
	December 31,				$	%
Dollars in thousands, rounded to nearest thousand	2010	% of revenue	2009	% of revenue	Change	Change
Fixed Cost Detail
Rent, Utilities, Certain Taxes	$353	7%	$336	8%	$17	5%

Variable Cost Detail
Wages, Taxes, Benefits	1,356	25%	1,282	29%	74	6%
Reagent Chemicals	1,157	21%	861	20%	296	34%
Other Variable Costs	328	6%	295	6%	33	11%
Total	2,841	52%	2,438	55%	403	17%

Total Cost of Goods Sold	$3,194	59%	$2,774	63%	$420	15%

For the comparable quarters ended December 31, 2010, laboratory expense and cost of goods sold increased by approximately $136,000, or 10%, to $1,516,000 from $1,380,000. Laboratory expense and cost of goods sold as a percentage of revenue decreased to approximately 60% from 65% for the comparable quarters. The increase in laboratory expense and cost of goods sold was mainly due to increases in variable costs of salaries and related benefits and laboratory reagents used to support the increase in revenues. The percentage decrease was due to the increase in revenues between comparable periods.

The largest component of laboratory expense for the quarter ended December 31, 2010 was salaries and related benefits. Laboratory salaries and related benefits increased 1% to approximately $662,000 from $655,000 for the quarters ended December 31, 2010 and 2009 as a result of addition of new laboratory staff in the first quarter of fiscal 2011 to accommodate increases in the complexity and volume of tests performed. Laboratory salaries and related benefits represented approximately 26% and 31%, respectively, as a percentage of revenue for the comparable periods.

In December 2010, we implemented a company-wide reduction in force (RIF) which eliminated 7 staff positions in our laboratory and client services.  We expensed a substantial portion of the costs associated with this RIF in the second quarter of fiscal 2011, which added approximately $26,000 in cost to our laboratory expense and cost of goods sold.  We expect to see cost savings in this expense category in the remainder of fiscal 2011.

The other major component of laboratory expense for the quarter ended December 31, 2010 was the cost of laboratory reagents and supplies for analysis of clinical trial samples. Over the last three fiscal years, reagent chemicals used in our laboratory testing have averaged approximately 20% in cost as a percentage of revenue, but may vary considerably depending on the type and mix of lab testing we are asked to perform, and constitute a significant expense item for our business. For the comparable quarters ended December 31, 2010 and 2009, the cost of laboratory reagents and supplies as a percentage of revenue was approximately 21% and 19%.  Over the last two fiscal years we have seen increases in both the cost of reagents and shipping costs. During the comparable quarters ended December 31, 2010 and 2009, laboratory reagents and supplies increased by 34% to approximately $535,000 from $399,000 as a result of an increase in the number of tests performed.

Other variable costs decreased 8% for the comparable quarters, to $142,000 from $154,000. The major reason for this decrease was a reduction in laboratory repair and maintenance expenses, and travel and recruiting expenses.

Fixed costs for the quarter ended December 31, 2010 were essentially unchanged with an increase of 3% compared to the quarter ended December 31, 2009, to approximately $177,000 from $172,000. This increase was mainly due to increases in laboratory depreciation.

For the comparable six-month periods ended December 31, 2010 and 2009, laboratory expense and cost of goods sold increased approximately 15% to $3,194,000 from $2,774,000, and as a percentage of revenue, decreased to approximately 59% from approximately 63%. The dollar increase in laboratory expense and cost of goods sold was due to increases in variable costs of salaries and related benefits, laboratory reagents and other variable costs.

Laboratory salaries and related benefits increased 6% to approximately $1,356,000 from $1,282,000 for the six-month periods ended December 31, 2010 and 2009 as a result of an increase in staff to accommodate increases in the complexity and volume of tests performed. Salaries and related benefits accounted for approximately 25% and 29% of total laboratory expense and cost of goods sold for the six-month periods ended December 31, 2010 and 2009.

Laboratory reagents and supplies expense increased 34% to approximately $1,157,000 from $861,000 for the six-month periods ended December 31, 2010 and 2009 due to an increase in the number of tests performed. During the comparable six-month periods ended December 31, 2010 and 2009, the cost of laboratory reagents and supplies accounted for approximately 21% and 20% as a percentage of revenue.

Other variable costs showed an increase of 11% for the six-month period ended December 31, 2010 compared to the six-month period ended December 31, 2009. The major reason for an increase in other variable costs was an increase in our expenses for outside services that consist mainly of contracted laboratory services. These outside service costs were directly related to the large contract in process during the first and second fiscal quarters.

Fixed costs increased 5% for the comparable six month periods, to approximately $353,000 from $336,000. This increase was mainly due to increases in laboratory depreciation.

Selling, General and Administrative Expense:

	Three Months Ended				Six Months Ended
Dollars in thousands, rounded	December 31,		$	%	December 31,		$	%
to nearest thousand	2010	2009	Change	Change	2010	2009	Change	Change
Selling, General and Administrative Expense	$1,219	$1,040	179	17	$2,441	$2,162	279	13
Percentage of Revenue	48%	49%			45%	49%

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

For the comparable quarters ended December 31, 2010 and 2009, our selling, general and administrative expense increased 17% to approximately $1,219,000 from $1,040,000. As a percentage of revenue, selling, general and administrative expense was 48% and 49% for the quarters ended December 31, 2010 and 2009. The decrease in selling, general and administrative expense as a percentage of revenue was the result of the significant increase in our revenues between the comparable periods.

For the comparable six-month periods ended December 31, 2010 and 2009, our selling, general and administrative expense increased 13% to approximately $2,441,000 from $2,162,000. As a percentage of revenue, selling, general and administrative expense was 45% and 49% for the quarters ended December 31, 2010 and 2009. The percentage decrease in selling, general and administrative expense as a percentage of revenue was the result of the significant increase in our revenues between the comparable periods.

The dollar increase in our selling, general and administrative expenses for the comparable periods is due in large part to increases in salaries and related benefits, public company expense and share-based compensation. Our salary and benefit expenses increased due to one new addition in our Business Development team and other promotional salary increases. These increases were offset somewhat by decreases in advertising and marketing expenses and travel expense.

In December 2010, we implemented a company-wide reduction in force (RIF) which eliminated 1 staff position in SG&A.  We expensed the substantial portion of the costs associated with this RIF in the second quarter of fiscal 2011, which added approximately $10,000 in cost to our SG&A.  We expect to see cost savings in this expense category in the remainder of fiscal 2011.

Other Expense:

	Three Months Ended				Six Months Ended
Dollars in thousands, rounded	December 31,		$	%	December 31,		$	%
to nearest thousand	2010	2009	Change	Change	2010	2009	Change	Change
Other Expense	$(146)	$(151)	5	3	$(301)	$(210)	(91)	(43)
Percentage of Revenue	(6)%	(7)%			(6)%	(5)%

We had other expense of approximately $146,000 for the quarter ended December 31, 2010, compared to other expense of approximately $151,000 for the quarter ended December 31, 2009. The main component of other expense for the quarter ended December 31, 2010 was interest expense of approximately $134,000 compared to approximately $139,000 interest expense in the comparable fiscal period last year. For the quarters ended December 31, 2010 and 2009, interest expense included approximately $108,000 and $120,000 of interest related to our debt financing. We also recorded approximately $14,000 of expense related to the amortization of the discount on the debt, compared to approximately $12,000 amortization for the comparable fiscal period last year. This decrease in interest related to our debt financing was due to a modification of terms, effective October 1, 2010, to extend a portion of the long term note, resulting in lower monthly payments of principal and interest, from $121,822 to $104,645 for the remainder of the original 48-month term of the loan. A second modification was made to the note, effective December 9, 2010, to decrease the interest rate on the non-extended portion of the note from 12.0% to 11.5%. This will reduce our future quarterly interest expense accordingly.

Total other expense for the six-month period ended December 31, 2010 was approximately $301,000, compared to other expense of approximately $210,000 for the six-month period ended December 31, 2009. The main component of other expense for the six-month period ended December 31, 2010 was interest expense of approximately $274,000 compared to approximately $192,000 interest expense in the comparable fiscal period last year. For the six-month periods ended December 31, 2010 and 2009, interest expense included approximately $247,000 and $160,000 of interest related to our debt financing. We also recorded approximately $33,000 of expense related to the amortization of the discount on the debt, compared to approximately $18,000 amortization for the comparable fiscal period last year. For the six-month period ended December 31, 2010, interest and amortization related to our debt financing were higher due to six months’ interest and amortization incurred versus four month’s interest and amortization incurred for the six-month period ended December 31, 2009 due to the start of our secured loan in September 2009.

Net Loss:

	Three Months Ended				Six Months Ended
Dollars in thousands, rounded	December 31,		$	%	December 31,		$	%
to nearest thousand	2010	2009	Change	Change	2010	2009	Change	Change
Net Loss	$(349)	$(458)	109	24	$(552)	$(731)	179	25
Percentage of Revenue	(14)%	(22)%			(10)%	(17)%

We had 24% reduction in our net loss, to approximately $(349,000) for the quarter ended December 31, 2010 from approximately $(458,000) for the quarter ended December 31, 2009. Our gross profit increased 39% to $1,016,000 from $733,000 due to our substantial revenue increase for the quarter, which also contributed to the 34% decrease in our operating loss to approximately $(203,000) from $(307,000) compared to the quarter ended December 31, 2009.

We also had 25% reduction in our net loss for the six-month period ended December 31, 2010, to approximately $(552,000) from approximately $(731,000) for the six-month period ended December 31, 2009. Our gross profit increased 34% to $2,191,000 from $1,641,000 due to our substantial revenue increase for the six-month period, which also contributed to the 52% decrease in our operating loss to approximately $(250,000) from $(521,000) compared to the six-month period ended December 31, 2009.

This reduction in our net loss for the quarter and six-month period ended December 31, 2010 is attributable to higher revenues reported in these periods compared to the same periods last fiscal year.

Liquidity and Capital Resources:

At December 31, 2010, our cash and cash equivalents were approximately $1,113,000, compared to approximately $1,861,000 at June 30, 2010. We also had approximately $455,000 invested in short-term investments at December 31, 2010, down from $469,000 at June 30, 2009. At December 31, 2010, we had approximately $1,513,000 in accounts receivable, compared to approximately $1,853,000 as of June 30, 2010, reflecting timing of revenues billed and collected. Our accounts receivable generally reflect our billings, and may include one or several individually large customer receivables from time to time. We generally have a high collectability rate on our accounts receivable, and our allowance for doubtful trade accounts is approximately $34,000, which we believe is reasonable based on our past experience.

Total liabilities recorded on our balance sheet as of December 31, 2010 were approximately $5,266,000 compared to approximately $5,930,000 as of June 30, 2010. This decrease in liabilities for the quarter ended December 31, 2010 is primarily attributable to our continuing to pay down our long-term debt balance and lease obligations. During the quarter ended December 31, 2010, we paid approximately $206,000 of the principal amount due on our debt financing. The liabilities recorded on the balance sheet for our debt financing are net of approximately $110,000 and $143,000, respectively, as of December 31, 2010 and June 30, 2010 as an unamortized discount on the secured note. This discount is recorded solely for U.S. GAAP purposes, but it doesn’t actually reduce our total payment obligations on the note. As of December 31, 2010, the principal balance outstanding on the note was approximately $3,462,000.

During the second quarter of fiscal 2011, we amended the payment terms of our $4 million secured note to extend the maturity date on a portion of the note and to reduce the interest rate on the non-extended portion.  See “Other Expense” above and “Note 5. Modification of Debt in a Nontroubled Situation” in our Notes to Condensed Consolidated Financial Statements.  The combined net effect of these amendments are (i) to reduce the monthly payments of principal and interest from $121,822 to $104,011 thru August 31, 2013 (the remainder of the original 48-month term of the loan), (ii) to provide for monthly payments of $20,000 of principal and interest from September 31, 2013 thru March 31, 2015 (the 19-month term extension), and (iii) to provide for a final balloon payment in the amount of $600,000 on April 30, 2015. Other than this secured note, we do not have available to us a bank line of credit or other general borrowing facility.

At December 31, 2010, we had working capital of approximately $1,135,000, compared to approximately $1,796,000 at June 30, 2010. The decrease of approximately $661,000 in our working capital is mainly attributable to our decreased cash and cash equivalents due to loan payments and capital lease payments, and a decrease in accounts receivable. Changes providing a positive impact included increases in prepaid expenses, and decreases in accounts payable and accrued liabilities.

Net cash used in operating activities was approximately $143,000 for the quarter ended December 31, 2010 and included the effect of approximately $194,000 in depreciation and amortization and approximately $118,000 in expense from share-based compensation. Our investing activities used cash of approximately $134,000 for the quarter ended December 31, 2010 for the purchase of capital equipment. Cash flow used in financing activities included approximately $374,000 used in payments on our debt and $98,000 used in payments on capital lease obligations. We believe that our cash, current assets and cash flows from operations will be sufficient to fund current operations through March 31, 2012.

During the second quarter of fiscal 2011, we entered into an equipment financing lease on four of our laboratory instruments for approximately $294,000. The lease funded via vendor payments for the instruments in January 2011.  We are required to make quarterly payments of $37,804 over the 24-month term of the equipment lease. In the third quarter of fiscal 2011, we expect to receive a refund of $125,500 for one lab instrument that we paid for prior to adding it to the lease.

As previously announced, in November 2010, the IRS approved a grant to us for up to $244,479 for reimbursement of certain qualified investment expense (submitted under section 48D of the Internal Revenue Code). We did not receive any grant funds in the second quarter of fiscal 2011. Grant funds will be paid to us as and when we provide qualified investment substantiation with the filing of our federal tax returns.  We expect to receive a portion of these grant funds in the third quarter of fiscal 2011, with respect to qualified investment expenses reflected in our tax return for fiscal year 2010.

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

We will also continue to explore other strategic alternatives, which may include a merger, acquisition, asset sale, joint venture or other similar transaction.

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

As of the end of the period covered by this Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Vice President and Controller. Based upon that evaluation, our Chief Executive Officer and Vice President and Controller concluded that our disclosure controls and procedures are effective at December 31, 2010.

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

Dated:  February 11, 2011

/s/ Ronald R. Helm
Ronald R. Helm
Chief Executive Officer
(principal executive officer)

/s/ John P. Jensen
John P. Jensen
Vice President and Controller
(principal financial and accounting officer)