Form 10-Q
period 2011-03-31
Pacific Biomarkers, Inc.
filed 2011-05-12
CIK 1020475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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
 Yes  ☐  No  ☒

As of May 12, 2011, there were 16,909,501 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PACIFIC BIOMARKERS, INC.

INDEX TO FORM 10-Q

Page
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2011 (unaudited) and June 30, 2010	4

Consolidated Statements of Operations for the three- and nine-month periods ended March 31, 2011 and March 31, 2010 (unaudited)	5

Consolidated Statements of Cash Flows for the nine-month periods ended March 31, 2011 and March 31, 2010 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 4 - CONTROLS AND PROCEDURES	20

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS	21

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

PACIFIC BIOMARKERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,276,418	$1,861,155
Short-term bank deposits	200,479	468,619
Accounts receivable, net	1,182,177	1,852,987
Other receivable, net	6,500	6,500
Inventory	231,985	239,863
Prepaid expenses and other assets	378,773	229,802
Total current assets	3,276,332	4,658,926

Property and equipment, net	1,134,168	1,309,764
Restricted cash	150,172	-
Total non-current assets	1,284,340	1,309,764

Total assets	$4,560,672	$5,968,690

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$404,578	$605,944
Accrued liabilities	410,816	632,429
Advances from customers	647,715	408,455
Capital lease obligations - current portion	348,906	200,806
Secured note - current portion, net of discount	889,428	1,015,603
Total current liabilities	2,701,443	2,863,237

Capital lease obligations - long - term portion	353,970	389,820
Secured note - long - term portion, net of discount	2,262,698	2,676,969
Total liabilities	5,318,111	5,930,026

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,909,501 shares issued and outstanding at March 31, 2011, 16,669,856 shares issued and outstanding at June 30, 2010	169,095	166,699
Additional paid-in-capital	27,906,681	27,723,024
Accumulated deficit	(28,833,215)	(27,851,059)
Total stockholders' equity (deficit)	(757,439)	38,664

Total liabilities and stockholders' equity	$4,560,672	$5,968,690

See accompanying notes to these condensed consolidated financial statements.

PACIFIC BIOMARKERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenues	$2,159,014	$2,233,698	$7,544,616	$6,648,868

Laboratory expenses and cost of sales	1,460,284	1,381,248	4,654,667	4,155,405
Gross profit	698,730	852,450	2,889,949	2,493,463

Operating expenses:
Selling, general and administrative	1,080,268	1,090,497	3,521,739	3,252,255

Operating loss	(381,538)	(238,047)	(631,790)	(758,792)

Other expense:
Interest expense	(136,655)	(146,204)	(410,877)	(338,155)
Amortization of discount on debt	(13,806)	(18,756)	(46,371)	(36,846)
Other income	101,424	9,748	106,882	9,755
Total other expense	(49,037)	(155,212)	(350,366)	(365,246)

Net loss before tax expense	(430,575)	(393,259)	(982,156)	(1,124,038)

Tax expense	-	-	-	-

Net loss	$(430,575)	$(393,259)	$(982,156)	$(1,124,038)

Net loss per share	$(0.03)	$(0.02)	$(0.06)	$(0.06)

Weighted average common shares outstanding, basic and diluted:	16,909,501	16,628,576	16,909,501	17,742,801

See accompanying notes to these condensed consolidated financial statements.

PACIFIC BIOMARKERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(982,156)	$(1,124,038)

Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	316,406	243,447
Amortization of discount on debt	46,371	36,846
Income on deposits	18,140	6,710
Compensation expense from restricted shares and options	186,053	73,694
Changes in assets and liabilities:
Accounts receivable	670,810	1,035,860
Other receivable	-	2,500
Inventory	7,878	(107,346)
Prepaid expenses and other assets	(148,971)	(19,975)
Advances from customers	239,260	46,490
Accounts payable	(201,366)	(14,662)
Accrued liabilities	(221,613)	(273,207)
Net cash used in operating activities	(69,188)	(93,681)

Cash flows from investing activities:
Purchases of capital equipment	(140,434)	(95,103)
Proceeds from returns of capital equipment	168,203	-
Purchases of investments	-	(506,710)
Maturities of investments	250,000	500,000
Net cash provided by (used in) investing activities	277,769	(101,813)

Cash flows from financing activities:
Payments on notes payable	(586,817)	-
Proceeds from loan	-	4,000,000
Repurchases of common stock	-	(1,674,335)
Restricted stock transferred for employee withholding tax liability	-	(65,614)
Payments on capital lease obligations	(56,329)	(119,002)
Change in restricted cash	(150,172)	-
Net cash provided by (used in) financing activities	(793,318)	2,141,049

Net increase (decrease) in cash and cash equivalents	(584,737)	1,945,555
Cash and cash equivalents, beginning of period	1,861,155	1,365,406

Cash and cash equivalents, end of period	$1,276,418	$3,310,961

Supplemental Information:
Cash paid during the period for interest	$332,737	$264,850
Cash paid during the period for income tax	$-	$-

Non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$294,078	$470,458

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

Our accounting and reporting policies conform to U.S. generally accepted accounting principles (GAAP). Unaudited interim financial statements include all adjustments such as normal recurring accruals that are, in the opinion of management, necessary for a fair statement of results of interim periods. Operating results for the three- and nine-month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for any future period. The consolidated financial information as of June 30, 2010 included herein has been derived from our audited consolidated financial statements as of, and for the fiscal year ended June 30, 2010. The accompanying unaudited financial statements and related condensed notes should be read in conjunction with the audited financial statements and notes thereto, for our fiscal year ended June 30, 2010, as previously reported in our Annual Report on Form 10-K.

We are not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would be required by U.S. GAAP to be recognized or disclosed in the unaudited interim condensed consolidated financial statements included herein or in the accompanying notes as a subsequent event.

2. Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the nine-month period ended March 31, 2011 compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Below is a summary of some, but not all, of these policies. See our Annual Report on Form 10-K for a discussion of all of our significant accounting policies.

Principles of Consolidation

These consolidated financial statements include our consolidated financial position, results of operations, and cash flows. All material intercompany balances and transactions have been eliminated in the accompanying consolidated unaudited interim financial statements.

Restricted Cash

At March 31, 2011, restricted cash of $150,172 was classified as a non-current asset, pledged to support a bank credit facility. The bank credit facility was required to be issued on a capital equipment lease.

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

Revenue Recognition

We recognize revenue in the period when the related services are performed and collectability is reasonably assured. Currently, we derive substantially all of our revenues from laboratory services. Service contracts generally take the form of fixed-price contracts. Under fixed-price contracts, revenue is recognized as services are performed; with performance generally assessed using output measures, such as units-of-work performed compared to the total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of contract pricing terms or a contract amendment. Renegotiated amounts are not included in revenues until earned, and realization is assured. Advance payments on service contracts are treated as a deposit and applied to periodic billing, and recognized as revenue as the services are performed, during the contract period. Setup and administrative fees are billed upon contract approval, and revenues from setup and administrative fees are recognized over the amortized life of the contract.

Historically, costs are expensed as incurred and are not deferred in anticipation of work on contracts after they are awarded. All out-of-pocket costs are included in expenses.

Net Loss per Share

Basic loss per share is based upon the weighted average number of shares of our outstanding common stock. Diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method, which excludes treasury shares. There were no treasury shares at March 31, 2011.

The net loss per common share for the three- and nine-month periods ended March 31, 2011 and 2010 is based on the weighted average number of shares of common stock outstanding during the periods. We have not included outstanding stock options and warrants (for 1,962,049 shares and 2,140,197 shares, respectively) in the calculation of the net loss per common share as their effect would be antidilutive.

The following table shows for the comparable periods the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Numerator-basic and diluted net loss	$(430,575)	$(393,259)	$(982,156)	$(1,124,038)

Denominator-basic or diluted weighted average number of common shares outstanding	16,909,501	16,628,576	16,909,501	17,742,801

Net loss per share-basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.06)

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP are excluded from net income. For the three- and nine-month periods ended March 31, 2011, our comprehensive loss equaled our net loss. Accordingly, a statement of comprehensive loss is not presented.

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

Fair Value of Financial Instruments

We have certain financial instruments, consisting of cash and cash equivalents, bank deposits, marketable securities, accounts receivable and accounts payable. Our short-term investments primarily consist of certificates of deposits having a maturity of less than 12 months and the cost basis value approximated fair value. These investments all mature within one year. The fair values of our other financial instruments approximate their carrying values, due to the short-term nature of those instruments.

Concentrations of Credit Risk, Suppliers, and Revenues

Our financial instruments that potentially subject us to concentrations of credit risk are cash and cash equivalents and short-term investments. We invest cash that is not being used in operations in accordance with our investment policy. The policy allows for the purchase of low-risk, investment grade debt securities issued by the United States government and very highly-rated banks (A or Aa3/AA-) and corporations (A2/A), subject to certain concentration limits. The policy requires maturities not exceed 12 months for individual securities.

Accounting Changes and Recent Accounting Pronouncements

Initial Application of Accounting Standards

In the third quarter of fiscal 2011, the adoption of accounting standards had no material impact on our financial position, results of operations or cash flows.

Accounting Standards Issued But Not Yet Adopted

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows.

3. Concentration of Credit Risk

Our largest client in the quarter ended March 31, 2011 accounted for approximately 17% of our total revenues, while our largest client in the quarter ended March 31, 2010 accounted for approximately 34% of our total revenues. As of March 31, 2011 and 2010, approximately 23% and 40% of our accounts receivable balance was from the two largest clients as of these respective dates. Component clients included in the largest client calculation vary from period to period.

The majority of our clients are pharmaceutical companies, many of which are Fortune 500 companies. For our revenue calculations, we aggregate revenues we receive from several divisions within a pharmaceutical company client as one single client. For the quarter ended March 31, 2011, 31% of our revenue was derived from Fortune 500 clients compared to 37% for the quarter ended March 31, 2010. We believe that our exposure to concentration of credit risk is very low considering the financial strength of our clients.

We maintain cash in three insured commercial accounts and one uninsured investment account at major financial institutions. Although we consider the financial institutions creditworthy, our cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $280,525 at March 31, 2011 and by $2,810,961 at March 31, 2010.

4. Stock Based Compensation

We did not grant any share-based awards during the three-month period ended March 31, 2011. We granted 87,500 restricted shares to directors under our stock incentive plan during the three-month period ended March 31, 2010. For the comparable nine-month periods, we granted 1,469,900 stock options (including 30,000 stock options to non-employees) in the period ended March 31, 2011, compared to 293,000 restricted shares and 351,700 stock options in the period ended March 31, 2010. We did not recognize any income tax benefits in the three month periods ended March 31, 2011 and 2010 due to our continuing losses. We did not capitalize any share-based compensation in inventory due to the immateriality of such amounts.

Stock Options

We use the Black-Scholes option pricing model to estimate the calculated fair value of our share-based payments. Option exercise prices are set at the closing market price of our common stock on the date of grant. Stock options granted to employees are valued as of the date of grant. Stock options granted to non-employees are valued when services are performed, based on the market price of our common stock at that time. The volatility assumption used in the Black-Scholes formula is based on the volatility of our common stock. We used the following assumptions to compute the fair value of option grants in the nine-month periods ended March 31:

	2011	2010
Expected volatility	117-148%	132-148%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.54-2.96%	3.20-3.85%
Expected life	10 years	10 years

The total unrecognized share-based compensation costs related to unvested stock options outstanding at March 31, 2011 was $509,521, which we expect to recognize over a weighted average period of approximately 1.6 years.
A summary of option activity from July 1, 2010 through March 31, 2011 is presented below:

	Number of Options	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at June 30 , 2010	1,881,656	$0.76
Granted	1,469,900	0.36
Exercised	(-)	-
Cancelled/Forfeited	(60,875)	0.57
Outstanding at March 31, 2011	3,290,681	0.58	6.6	$-
Vested and expected to vest at March 31, 2011	3,290,681	0.58	6.6	-
Exercisable at March 31, 2011	1,962,049	$0.70	2.9	$-

Restricted Stock

From time to time we grant shares of Restricted Stock, which we refer to as RS, to certain officers, directors and employees under our stock incentive plan. RSs vest on either the three- or five-year anniversary of the date of grant. The fair value of our RS is based on the grant-date fair market value of the common stock, which equals the grant date market price. We did not grant any RS during the first three quarters of fiscal 2011. As of March 31, 2011, we had $124,077 of unrecognized compensation cost related to unvested RS awards, which we expect to recognize over a weighted average period of approximately 3.5 years.

A summary of RS activity from July 1, 2010 through March 31, 2011 is presented below:

	Number of RS awards	Weighted Average Grant Date Fair Value per share
RS unvested at July 1, 2010	239,645	$0.63
Granted	-	-
Vested	(42,252)	0.63
Forfeited	-	-
RS unvested at March 31, 2011	197,393	$0.63

Compensation expense for share-based awards for the three- and nine-month periods ended March 31, 2011 and 2010 was included in our consolidated statements of operations as follows:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Cost of sales	$3,961	$1,344	$11,883	$4,872
Selling and administrative expenses	63,630	22,760	174,170	68,822
Total share-based compensation expense	$67,591	$24,104	$186,053	$73,694

5. Lease obligations

In January 2011, we obtained financing for certain laboratory equipment under a capital lease. The cost of equipment under the capital lease was approximately $294,000 and is included in our balance sheet as property and equipment. The terms of the capital lease require an irrevocable standby letter of credit from a bank. To obtain this letter of credit facility, the bank required us to place $150,000 in deposit with the bank to serve as collateral for the credit facility which has earned interest of $172. There are restrictions on withdrawal as long as the credit facility is in place. This capital lease has a term of two years.

6. Income Taxes

There was no income tax expense during the three months ended March 31, 2011 and 2010. Our effective tax rate for the three months ended March 31, 2011 and 2010 was 0% given our history of operating losses. The net deferred tax asset as of March 31, 2011 remains fully offset by a valuation allowance since it is more likely than not that such tax benefits will not be realized.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Investors should read the following discussion and analysis in conjunction with our consolidated unaudited interim financial statements and related notes in this Form 10-Q and our audited financial statements and related notes for the year ended June 30, 2010, included in our Annual Report on Form 10-K.

Overview

We provide specialty laboratory services to support pharmaceutical, biotechnology and laboratory diagnostic manufacturers in the conduct of human clinical research, for use in their drug and diagnostic product development efforts. Our clients include a number of the world’s largest multi-national pharmaceutical, biotechnology and diagnostic companies. Our well-recognized specialty areas include cardiovascular disease (dyslipidemia, atherosclerosis, and coronary heart disease), diabetes, obesity, and rheumatology and bone diseases including osteoporosis as well as osteoarthirits and rheumatoid arthritis. In addition to our traditional biomarker services, we also provide clinical biomarker services for novel biomarkers, as well as custom assay services, to our pharmaceutical and biotech clients.

Management continues to monitor developments in the drug development market. These changes include continued consolidation, cost reductions and the use of adaptive clinical trial approaches. These changes have impacted our revenues, and make it very difficult for us to predict our future revenues. We believe that these changes drive continued uncertainty in our market. Our revenues for the quarter are down from last year, and our marginal increase in revenue for year to date primarily reflects one large contract. We continue to observe a number of studies being postponed, suspended or terminated, which we believe is due to resource constraints within pharmaceutical companies. Despite these market challenges, we believe that there are new compounds coming into the drug development pipeline and that, as outsourcing opportunities arise, we will be well positioned, particularly in the biomarker testing services and novel biomarker development service market, to take advantage of this.

In December 2010, we implemented a company-wide reduction in force, which resulted in a work-force reduction of 8 employees. This reduction in force represented 12% of our staff, both in headcount and in compensation expense. As part of the reduction in force, we paid severance benefits to affected employees. We expensed a substantial portion of the costs associated with the reduction in force in the second quarter of fiscal 2011. Also in December, we began additional company–wide expense reductions with a goal of approximately $500,000 in total expense savings for the second half of the current fiscal year. Currently, we do not expect that we will achieve this goal of $500,000 in expense savings by the end of the 2011 fiscal year. During the third quarter, we achieved approximately 95% of our quarterly savings goal for salary, benefits and expense reductions; however, most of the non-payroll expense savings were offset by expense increases in other categories. We expect to see additional cost savings in the final quarter of fiscal 2011, but not enough to hit the overall $500,000 goal.

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
●           stock-based compensation; and
●           useful lives of tangible assets.

We included in our Annual Report on Form 10-K a brief discussion of some of the judgments, estimates and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we identified, and there are other accounting policies that are significant to us. For detailed information and discussion on our critical accounting policies and estimates, see our financial statements and the accompanying notes included in this Report and our Annual Report on Form 10-K. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report and in our Annual Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

Results of Operations for Three- and Nine-Month Periods Ended March 31, 2011 and 2010

Revenue:
	Three Months Ended				Nine Months Ended
	March 31,		$	%	March 31,		$	%
Dollars in thousands, rounded to nearest thousand	2011	2010	Change	Change	2011	2010	Change	Change

Revenue	$2,159	$2,234	(75)	(3)	$7,545	$6,649	896	13

We generate revenue from clinical pharmaceutical trials testing and novel biomarker development services.

Our revenue decreased approximately 3% to $2,159,000 from $2,234,000 between the comparable quarters ended March 31, 2011 and 2010. We see quarterly revenue fluctuations (both in our direct trials testing and our biomarker business) due to the variability in the volume of testing services we perform, and by the timing between our work on testing and open work orders, and prior work orders having been completed or terminated.

Our revenue increased approximately 13% to $7,545,000 from $6,649,000 between the comparable nine-month periods ended March 31, 2011 and 2010. For the nine-month period ended March 31, 2011, we benefited from a large contract for direct trials testing covering the first through third fiscal quarters, with the majority of the testing work completed in the second quarter and residual testing and study reporting completed in the third quarter. We had no comparable large contract for the prior period. We also saw improved levels of testing revenue in clinical biomarker services, dyslipidemia and rheumatoid arthritis therapeutic areas.

The primary component of our business development efforts has been directed towards pharmaceutical and biotech companies, which includes both direct trials testing and our biomarker business. Biomarker services are a primary focus of our business and we believe it addresses a rapidly growing sector of laboratory services for clinical drug development. For the comparable quarters and nine months ended March 31, 2011 and 2010, we had a 48% and 16% increase in revenue from our biomarker services. For the balance of fiscal 2011, we expect to see our biomarker services continue to grow and represent a larger portion of our revenue compared to fiscal 2010, despite slower growth in this line during the first half of the fiscal year.

During the third quarter of fiscal 2011, the proportion of our revenue from referral laboratory work decreased as we saw a 12 percentage point increase in the proportion of revenue from direct trials testing and a 5 percentage point increase in the proportion of revenue from biomarker services in our mix of services provided. The percentage change in the mix of our revenue reflect an increase in direct trials testing mainly due to the large contract in the cardio-vascular therapeutic area as noted above, and a 40% decrease in referral laboratory work.

Similarly, for the nine-month period ended March 31, 2011, the proportion of our revenue from referral laboratory work decreased in percentage as a proportion of revenue, while direct trials testing increased and biomarkers remained constant in our mix of services provided. The primary reason for this shift in direct trials testing was a large contract in this service area that we benefited from in the first three fiscal quarters of 2011, but also reflects a 30% decrease in referral laboratory work.

The following table provides a breakdown of the percentage of our total revenue generated from these service areas for the comparable quarters and nine-month periods ended March 31, 2011 and 2010:

	Services Revenue Mix
	Direct Clinical Services
	Direct Trials Testing	Biomarkers	Referral Laboratories
Three months Ended
March 31, 2011	61%	15%	24%
March 31, 2010	49%	10%	41%
Nine months Ended
March 31, 2011	64%	13%	23%
March 31, 2010	50%	13%	37%

We believe that the overall increase in revenue for the nine-month period ended March 31, 2011 reflects our investments in business development initiatives over several fiscal years, particularly directed towards direct trials testing and biomarkers, as shown in the table above.

As demonstrated by the table above, we continue to experience reductions in revenue sourced from other large clinical laboratories that refer specialty laboratory testing to us (“Referral Laboratory Partners”). We believe this decrease is directly attributable to our Referral Laboratory Partners decreases in work and revenues from central lab services, which affects the amount they refer to us. We know that some of our pharmaceutical clients are contracting directly with us, rather than going through Referral Laboratory Partners, which partially accounts for the increase in direct trials testing and the decrease in referral laboratory work. In addition, last year we worked on several large studies that came to us from referral laboratories, and those studies have since ended without being replaced with other large studies from referral laboratories. This decrease in revenue from referral laboratories is a trend that we have been experiencing for the past four quarters. Our referral laboratory revenue for the first nine months of 2011 was approximately 30% less than for the same period in 2010, and approximately 47% less than for the same period in 2009. We cannot anticipate if or when the trend will reverse.

As discussed in our Annual Report on Form 10-K for the 2010 fiscal year, we are monitoring and evaluating the shift in the industry to “adaptive clinical trials” and how this continues to impact us. The primary impact of these “adaptive clinical trials” is that our projects from clients for clinical testing services are smaller in size and duration, and can be more easily revised or cancelled by the client. Our revenues tend to fluctuate from quarter to quarter, and sometimes these fluctuations are significant. These fluctuations are typically explained by the timing of entering into new contracts for clinical studies and our work on testing and open work orders, and the completion of prior work orders or early cancellation of studies by our clients. For example, the large contract noted above was reduced in size by approximately one third before completion. The studies that we bid on are uncertain until we have a signed contract. Once our work on a study commences, the client may cancel the study at any time during the testing phase. Clients may terminate, delay, or change the scope of a project for a variety of reasons including unexpected, undesirable or positive clinical results or a decision to forego a particular study. Accordingly, our revenues may be significantly affected.

Laboratory Expense and Cost of Goods Sold:

	Three Months Ended				Nine Months Ended
	March 31,		$	%	March 31,		$	%
Dollars in thousands, rounded to nearest thousand	2011	2010	Change	Change	2011	2010	Change	Change
Laboratory Expenses and
Cost of Goods Sold	$1,460	$1,381	79	6	$4,655	$4,155	500	12
Percentage of Revenue	68%	62%			62%	62%

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

	Three Months Ended
	March 31,				$	%
Dollars in thousands, rounded		% of		% of
to nearest thousand	2011	revenue	2010	revenue	Change	Change
Fixed Cost Detail
Rent, Utilities, Certain Taxes	$201	9%	$174	8%	$27	15%

Variable Cost Detail
Wages, Taxes, Benefits	611	29%	667	30%	(56)	(8)%
Reagent Chemicals	524	24%	426	19%	98	23%
Other Variable Costs	124	6%	114	5%	10	9%
Total	1,259	59%	1,207	54%	52	4%

Total Cost of Goods Sold	$1,460	68%	$1,381	62%	$79	6%

	Nine Months Ended
	March 31,				$	%
Dollars in thousands, rounded		% of		% of
to nearest thousand	2011	revenue	2010	revenue	Change	Change
Fixed Cost Detail
Rent, Utilities, Certain Taxes	$554	7%	$510	8%	$44	9%

Variable Cost Detail
Wages, Taxes, Benefits	1,967	27%	1,949	29%	18	1%
Reagent Chemicals	1,681	22%	1,287	19%	394	31%
Other Variable Costs	453	6%	409	6%	44	11%
Total	4,101	55%	3,645	54%	456	13%

Total Cost of Goods Sold	$4,655	62%	$4,155	62%	$500	12%

For the comparable quarters ended March 31, 2011 and 2010, laboratory expense and cost of goods sold increased by approximately $79,000, or 6%, to $1,460,000 from $1,381,000. Laboratory expense and cost of goods sold as a percentage of revenue increased to approximately 68% from 62% for the comparable quarters. The increase in laboratory expense and cost of goods sold was mainly due to increases in variable costs of laboratory reagents and depreciation in the fixed costs category.

The largest component of laboratory expense for the quarter ended March 31, 2011 was salaries and related benefits. Laboratory salaries and related benefits decreased 8% to approximately $611,000 from $667,000 for the quarters ended March 31, 2011 and 2010 following a company-wide reduction in force in December 2010, which eliminated seven staff positions in our laboratory and client services, and reduced other expenses. We expect to realize cost savings in this expense category during the remainder of fiscal 2011. Laboratory salaries and related benefits represented approximately 29% and 30%, respectively, as a percentage of revenue for the comparable periods.

The other major component of laboratory expense for the quarter ended March 31, 2011 was the cost of laboratory reagents and supplies for analysis of clinical trial samples and for internal validation (R&D) work on our assays. Over the last three fiscal years, reagent chemicals used in our laboratory testing have averaged approximately 20% in cost as a percentage of revenue, but may vary considerably depending on the type and mix of lab testing we are asked to perform, and constitute a significant expense item for our business. For the comparable quarters ended March 31, 2011 and 2010, the cost of laboratory reagents and supplies as a percentage of revenue was approximately 24% and 19%. Over the last two fiscal years we have seen increases in both the cost of reagents and shipping costs. During the comparable quarters ended March 31, 2011 and 2010, laboratory reagents and supplies increased by 23% to approximately $524,000 from $426,000 as a result of the increase in revenues and validation (R&D) work on several new assays. These reagent costs and shipping costs are generally borne by us and are not passed through to our clients. Accordingly, our margins are negatively impacted as these costs increase, without a corresponding increase in revenue to cover the costs.

Other variable costs increased 9% for the comparable quarters, to $124,000 from $114,000. The major reason for this increase was an increase in laboratory repair and maintenance expenses and an increase in our expenses for outside services that consist mainly of contracted laboratory services.

Fixed costs increased 15% for the comparable quarters, to approximately $201,000 from $174,000. This increase was mainly due to increases in laboratory depreciation.

For the comparable nine-month periods ended March 31, 2011 and 2010, laboratory expense and cost of goods sold increased approximately 12% to $4,655,000 from $4,155,000, and as a percentage of revenue, remained 62%. The dollar increase in laboratory expense and cost of goods sold was due to increases in variable costs of salaries and related benefits, laboratory reagents, other variable costs and fixed costs.

Laboratory salaries and related benefits increased 1% to approximately $1,967,000 from $1,949,000 for the nine-month periods ended March 31, 2011 and 2010. However, we expect to realize cost savings in this expense category during the remainder of fiscal 2011 as a result of the company-wide reduction in force (RIF) in December 2010 and other expense reduction initiatives. Salaries and related benefits accounted for approximately 27% and 29% of total laboratory expense and cost of goods sold for the nine-month periods ended March 31, 2011 and 2010.

Laboratory reagents and supplies expense increased 31% to approximately $1,681,000 from $1,287,000 for the nine-month periods ended March 31, 2011 and 2010 due to an increase in the number of tests performed and validation (R&D) work on several new assays. During the comparable nine-month periods, the cost of laboratory reagents and supplies accounted for approximately 22% and 19% as a percentage of revenue.

Other variable costs showed an increase of 11% for the nine-month period ended March 31, 2011 compared to the nine-month period ended March 31, 2010. The major reason for an increase in other variable costs was an increase in our expenses for outside services that consist mainly of contracted laboratory services. These outside service costs were directly related to the large contract in process.

Fixed costs increased 9% for the comparable nine month periods, to approximately $554,000 from $510,000. This increase was mainly due to increases in laboratory depreciation.

Selling, General and Administrative Expense:

	Three Months Ended March 31,		$	%	Nine Months Ended March 31,		$	%
Dollars in thousands, rounded to nearest thousand	2011	2010	Change	Change	2011	2010	Change	Change
Selling, General and Administrative Expense	$1,080	$1,090	(10)	(1)	$3,522	$3,252	270	8
Percentage of Revenue	50%	49%			47%	49%
We categorize under “selling, general and administrative expenses” operating costs associated with our executive and administrative, business development activities and marketing, laboratory administration and research and development activities through our science and technology department. Our selling, general and administrative expense consists primarily of administrative payroll and related benefits (including compensation for our executive officers, board members and administrative personnel in business development, laboratory administration, and our science and technology department), and secondarily of share-based compensation, business development expenses, legal, accounting and public company expenses.

For the comparable quarters ended March 31, 2011 and 2010, our selling, general and administrative expense decreased 1% to approximately $1,080,000 from $1,090,000. As a percentage of revenue, selling, general and administrative expense was 50% and 49% for the quarters ended March 31, 2011 and 2010. The dollar decrease in our selling, general and administrative expenses reflects a decrease in salaries and related benefits as a result of a company-wide reduction in force in December 2010, which eliminated one staff position in SG&A, and other expense reductions in this expense category such as Senior Management 10% salary cut and 401(k) match cancellation. We also had a decrease in consulting expenses.

For the comparable nine-month periods ended March 31, 2011 and 2010, our selling, general and administrative expense increased 8% to approximately $3,522,000 from $3,252,000. As a percentage of revenue, selling, general and administrative expense was 47% and 49% for the nine-month periods ended March 31, 2011 and 2010. The dollar increase in our selling, general and administrative expenses for the comparable periods is due in large part to increases in salaries and related benefits, public company expense and share-based compensation. Our salary and benefit expenses increased mainly due to two new technical staff additions in our S&T (R&D) team as client demand has driven additional assay validation work. However, we expect to see other cost savings in this expense category in the remainder of fiscal 2011 due to cost reduction initiatives we started to implement in the quarter ended December 31, 2010 as described in the paragraph above. These increases in our selling, general and administrative expenses were offset somewhat by decreases in advertising and marketing expenses and travel expense.

Other Expense:

	Three Months Ended March 31,		$	%	Nine Months Ended March 31,		$	%
Dollars in thousands, rounded to nearest thousand	2011	2010	Change	Change	2011	2010	Change	Change
Other Expense	$(49)	$(155)	106	68	$(350)	$(365)	15	4
Percentage of Revenue	(2)%	(7)%			(5)%	(5)%

We had other expense of approximately $49,000 for the quarter ended March 31, 2011, compared to other expense of approximately $155,000 for the quarter ended March 31, 2010. The main component of other expense for the quarter ended March 31, 2011 was interest expense of approximately $137,000 compared to approximately $146,000 interest expense in the comparable fiscal period last year. For the quarters ended March 31, 2011 and 2010, interest expense included approximately $101,000 and $120,000 of interest related to our debt financing.

During the quarter ended March 31, 2011, we received “other income” that offset our increase expenses. We received approximately $73,000 on our grant that was approved under Section 48D of the Internal Revenue Code (certification of our PBI Organ Injury Biomarker Initiative as a qualified therapeutic discovery project), and approximately $29,000 as a City of Seattle B&O tax refund. For our Section 48D grant, the IRS approved a total of $244,479, and the remaining amount of these approved grant funds will be paid to us as and when we provide qualified investment substantiation prior or with the filing of our federal tax returns for the 2011 fiscal year.

Our interest expense on our debt financing decreased from the comparable periods due to a modification of terms, effective October 1, 2010, to extend a portion of the long term note, resulting in lower monthly payments of principal and interest, from $121,822 to $104,645 for the remainder of the original 48-month term of the loan. A second modification was made to the note, effective December 9, 2010, to decrease the interest rate on the non-extended portion of the note from 12.0% to 11.5%, resulting in a reduced monthly payment from $104,645 to $104,011. This will reduce our future quarterly interest expense accordingly. We also recorded approximately $14,000 of expense related to the amortization of the discount on the debt, compared to approximately $19,000 amortization for the comparable fiscal period last year.

Total other expense for the nine-month period ended March 31, 2011 was approximately $350,000, compared to other expense of approximately $365,000 for the nine-month period ended March 31, 2010. The main component of other expense for the nine-month period ended March 31, 2011 was interest expense of approximately $411,000, offset by the income from the Section 48D grant and the tax refund, compared to approximately $338,000 interest expense in the comparable fiscal period last year. For the nine-month periods ended March 31, 2011 and 2010, interest expense included approximately $321,000 and $280,000 of interest related to our debt financing. We also recorded approximately $46,000 of expense related to the amortization of the discount on the debt, compared to approximately $37,000 amortization for the comparable fiscal period last year. For the nine-month period ended March 31, 2011, interest and amortization related to our debt financing were higher due to nine months’ interest and amortization incurred versus seven months’ interest and amortization incurred for the nine-month period ended March 31, 2010 due to the start of our secured loan in September 2009.

Net Loss:

	Three Months Ended				Nine Months Ended
	March 31,		$	%	March 31,		$	%
Dollars in thousands, rounded to nearest thousand	2011	2010	Change	Change	2011	2010	Change	Change

Net Loss	$(431)	$(393)	(38)	(10)	$(982)	$(1,124)	142	13
Percentage of Revenue	(20)%	(18)%			(13)%	(17)%

We had a net loss of approximately $(431,000) for the quarter ended March 31, 2011 compared to a net loss of approximately ($393,000) for the quarter ended March 31, 2010. This increase in net loss is equally attributable to overall lower revenue in the third fiscal quarter and increased laboratory expenses, mainly cost of laboratory reagents and supplies, certain other variable costs and fixed costs.

We had 13% reduction in our net loss for the nine-month period ended March 31, 2011, to approximately $(982,000) from approximately $(1,124,000) for the nine-month period ended March 31, 2010. Our gross profit increased 16% to $2,890,000 from $2,493,000 due to our revenue increase for the nine-month period, which also contributed to the 17% decrease in our operating loss to approximately $(632,000) from $(759,000) compared to the nine-month period ended March 31, 2010. This reduction in our net loss for the nine-month period ended March 31, 2011 is attributable to higher revenues reported in this period as well as reductions in cost, compared to the same period last fiscal year.

Liquidity and Capital Resources:

At March 31, 2011, our cash and cash equivalents were approximately $1,276,000, compared to approximately $1,861,000 at June 30, 2010. We had approximately $150,000 of restricted cash at March 31, 2011, compared to no restricted cash at June 30, 2010. We also had approximately $200,000 invested in short-term investments at March 31, 2011, down from $469,000 at June 30, 2009. At March 31, 2011, we had approximately $1,182,000 in accounts receivable, compared to approximately $1,853,000 as of June 30, 2010, reflecting timing of revenues billed and collected. Our accounts receivable generally reflect our billings, and may include one or several individually large customer receivables from time to time. We generally have a high collectability rate on our accounts receivable, and our allowance for doubtful trade accounts is approximately $34,000, which we believe is reasonable based on our past experience.

Total liabilities recorded on our balance sheet as of March 31, 2011 were approximately $5,318,000 compared to approximately $5,930,000 as of June 30, 2010. This decrease in liabilities for the quarter ended March 31, 2011 is primarily attributable to our continuing to pay down our long-term debt balance and lease obligations. During the quarter ended March 31, 2011, we paid approximately $213,000 of the principal amount due on our debt financing. The liabilities recorded on the balance sheet for our debt financing are net of approximately $97,000 and $143,000, respectively, as of March 31, 2011 and June 30, 2010 as an unamortized discount on the secured note. This discount is recorded solely for U.S. GAAP purposes, but it doesn’t actually reduce our total payment obligations on the note. As of March 31, 2011, the principal balance outstanding on the note was approximately $3,249,000.

At March 31, 2011, we had working capital of approximately $575,000, compared to approximately $1,796,000 at June 30, 2010. The decrease of approximately $1,221,000 in our working capital is mainly attributable to our decreased cash and cash equivalents due to loan and capital lease payments, and a decrease in accounts receivable. Changes providing a positive impact included increases in prepaid expenses, and decreases in accounts payable and accrued liabilities.

Net cash used by operating activities was approximately $69,000 for the nine-month period ended March 31, 2011 and included the effect of approximately $316,000 in depreciation and amortization and approximately $186,000 in expense from share-based compensation. Our investing activities provided cash of approximately $278,000 for nine-month period ended March 31, 2011 and included approximately $140,000 from purchases of capital equipment, $168,000 from returns of capital equipment and $250,000 from maturities of our short-term investments. Cash flow used in financing activities included approximately $587,000 used in payments on our debt, $56,000 used in payments on capital lease obligations and $150,000 of restricted cash used as collateral under our letter of credit required by our capital lease agreement. We believe that our cash, current assets and cash flows from operations will be sufficient to fund current operations through December 31, 2011.

During the second quarter of fiscal 2011, we entered into an equipment financing lease on four of our laboratory instruments for approximately $294,000. The lease funded via vendor payments for the instruments in January 2011. We are required to make quarterly payments of $39,562 over the 24-month term of the equipment lease. We originally purchased these laboratory instruments, and under the terms of the lease arrangement, the equipment vendor refunds to us the purchase price paid. In the third quarter of fiscal 2011, we received refunds on three of the four laboratory instruments and we expect to receive a refund of $125,500 for the final laboratory instrument in the fourth quarter of fiscal 2011.

As previously announced, in November 2010, the IRS approved a grant to us for up to $244,479 for reimbursement of certain qualified investment expense (submitted under Section 48D of the Internal Revenue Code). We received $73,350 grant funds in the third quarter of fiscal 2011. The remainder of grant funds will be paid to us as and when we provide qualified investment substantiation prior or with the filing of our federal tax returns for the 2011 fiscal year.

During the remainder of fiscal 2011, we will continue to actively pursue business development and marketing activities to broaden our client and revenue base. We may invest from time to time in our technology infrastructure, operations and other areas of our business. These efforts will use significant amounts of time, effort and funding.

We continue to explore other strategic alternatives, which may include a merger, acquisition, asset sale, joint venture or other similar transaction.

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

As of the end of the period covered by this Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Vice President and Controller. Based upon that evaluation, our Chief Executive Officer and Vice President and Controller concluded that our disclosure controls and procedures are effective at March 31, 2011.

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

Dated: May 12, 2011

/s/ Ronald R. Helm
Ronald R. Helm
Chief Executive Officer
(principal executive officer)

/s/ John P. Jensen
John P. Jensen
Vice President and Controller (principal financial and accounting officer)