Form 10-K
period 2011-06-30
NorWesTech, Inc.
filed 2011-09-27
CIK 1020475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number  0-21537

NorWesTech, Inc.
(Exact name of registrant as specified in its charter)

Pacific Biomarkers, Inc.
(Former Name, if Changed Since Last Report)

Delaware	93-1211114
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

220 West Harrison Street
Seattle, Washington 98119
(Address of principal executive offices)

(206) 436-3945
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates on December 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,111,528 based on the average of the bid and ask prices of such stock on that date of $0.21, as reported on the OTC Bulletin Board.

On September 26, 2011, there were 16,796,151 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated By Reference:  None

NORWESTECH, INC.

Form 10-K Annual Report

-i-

EXPLANATORY NOTE

On August 31, 2011, subsequent to the end of our fiscal year ended June 30, 2011, we sold substantially all of our assets, pursuant to the terms of the Asset Purchase Agreement that we entered into with Emerald Star Holdings, LLC on May 23, 2011.  The asset sale was approved by stockholders holding a majority of our outstanding shares of common stock at our special meeting of stockholders held on August 29, 2011.  Under the terms of the Asset Purchase Agreement, at closing of the asset sale we have approximately $2.32 million in cash from Emerald Star.

Following the asset sale, we changed our name to NorWesTech, Inc. from Pacific Biomarkers, Inc.  We also changed our telephone number to (206) 436-3945.  We have an arrangement with Emerald Star for us to continue using its office located at 220 West Harrison Street, Seattle, Washington 98119 as our mailing address and for holding our corporate records, until such time as we establish a new executive office.

This Annual Report on Form 10-K discusses our business for the fiscal year ended June 30, 2011, which primarily consisted of our specialty reference laboratory services and clinical biomarker services which were sold to Emerald Star.  We refer to this business that we sold as our “Discontinued Operations”.

Following the closing of the asset sale on August 31, 2011, we continue to be a public company, although we are deemed a “shell company” under applicable rules of the Securities and Exchange Commission.  Being a public shell company means that we have no or nominal operations, our assets solely consist of cash and nominal other assets, and our business will be primarily to seek a potential merger or acquisition with an operating company.

Unless otherwise indicated or the context otherwise requires, all references in this Report to “we,” “us,” “our,” and the “Company” are to NorWesTech, Inc. and our wholly-owned subsidiaries.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, including statements about

•	our ability to identify and successfully engage in a business combination with a suitable operating company;
•	our expectations for timing for engaging in a business combination with an operating company; and
•	our estimate for ongoing expenses for the public shell company;
•	our estimate of the impact on our stockholders from a reverse merger or other potential future business combination; and
•	our ability to develop, commercialize or license our dormant technology assets or intellectual property.

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

For a discussion of some of the factors that may affect our business, results and prospects, see “ITEM 1A – RISK FACTORS” beginning on page 3. Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports previously filed with the Securities and Exchange Commission, including our periodic reports on Forms 10-K, 10-Q and 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART I

ITEM 1	BUSINESS

Continuing Business

Since September 1, 2011, we have no active operations and our assets primarily consist of the net cash proceeds we received from the asset sale, and we also continue to own certain dormant technology and intellectual property.

Public Shell Company

Effective September 1, 2011, we could be classified as a non-operating shell corporation, because we have no active operations and our assets primarily consist of the net cash proceeds we received from the asset sale, and we also continue to own certain dormant technology and intellectual property assets. Our primary focus is to seek an acceptable operating company with which we can complete a business combination, whether by merger, acquisition or other business combination by using a combination of capital stock, cash on hand, or other funding sources, if available. We intend to devote substantially all of our time to identifying potential merger or acquisition candidates. We cannot predict whether or when we will enter into such a transaction or what the terms of such a transaction would be.

Our board of directors, which was reconstituted upon the asset sale, is evaluating the future business plan for our company, including strategies for exploring and evaluating potential future business combination opportunities. Such transaction, if it were to arise, could take a number of different forms, but most likely would be with a private company that would be looking to become public and gain access to funding in the capital markets. As of the date of this Annual Report, we have no current acquisition targets or specific plans. Two of our directors, Mr. Fred Burstein and Mr. Andrew Ecclestone, are currently on the board of directors of another public shell company, Tempco, Inc.

Technology Assets

Following the asset sale, we also continue to own certain dormant technologies and intellectual property assets held in our subsidiary Newco Tech, Inc. (formerly known as PBI Technology, Inc.). These technologies include our isothermal DNA amplification method (LIDA), our Cell Viability technology, and our Osteopatch™ and Saliva Sac® diagnostic devices. During fiscal 2004, we wrote off the value of these assets from our financial statements, because we determined that, without significant expenditure of funds and development efforts, we may not be able to successfully develop these technologies and they may not generate revenue, and accordingly the value of these assets may not be recoverable over their remaining useful lives. Since 2005, we have not pursued further development or commercialization of these technologies. None of these products or technologies is market-ready and all require additional testing and regulatory approvals before they can be brought to market.

Our prior board of directors previously believed that these technology assets, although unproven, were potentially useful technologies and with funding could potentially be developed and commercialized. We have not done any recent analysis on these assets and cannot predict whether there is any potential value or use for these technology assets. We cannot predict whether these assets will have any value, will receive financing, or whether any development or commercialization efforts will be successful.

Our current board of directors intends to reevaluate these assets and determine whether to seek financing for further commercial development, enter into potential licensing or joint venture arrangements or to finally abandon them.

Discontinued Operations; Cessation of Laboratory Services Business

During our fiscal year ended June 30, 2011 and through August 31, 2011, we were a provider of specialty reference laboratory services to the pharmaceutical, biotechnology, and diagnostics industries. Our clients included a number of the world’s largest multi-national pharmaceutical, biotechnology and diagnostic companies. Our well-recognized specialty areas included cardiovascular disease, diabetes, obesity, and rheumatology and bone diseases including osteoporosis as well as osteoarthritis and rheumatoid arthritis. Coupled with our specialty testing, we had central laboratory capability and provided full-service central laboratory support for multi-center clinical trials, including routine safety lab tests. We also performed clinical biomarker services for novel biomarkers, as well as custom assay services for our pharmaceutical and biotechnology clients. We conducted our business primarily through our wholly-owned subsidiary, Pacific Biomarkers, Inc., a Washington corporation.

On August 31, 2011, subsequent to the end of the 2011 fiscal year, we sold all of this business and our operating assets to Emerald Star Holdings, LLC.

The assets that we sold included all of our accounts receivable, customer contracts, equipment, intellectual property (other than intellectual property held by Newco Tech, Inc.), name and website, permits, office and equipment leases, other contracts and other rights. In addition, upon closing of the asset sale, all of our employees were terminated and were hired as employees of Emerald Star. At closing, Emerald Star assumed substantially all of the liabilities related to these assets and the business that we sold. These liabilities included our accounts payable, obligations under our leases and contracts, tax liabilities, the remaining obligations under our $4 million secured loan, and all employee-related liabilities.

At closing of the asset sale, we have approximately $2.32 million in cash from Emerald Star as the purchase price. Under the terms of the Asset Purchase Agreement, Emerald Star agreed to pay cash to us in an amount equal to $2.5 million less the amount of transaction expenses that we incurred. Our transaction expenses were approximately $180,000, which included professional fees (including our financial advisor, legal counsel and accountants), costs of the proxy solicitation and holding the special meeting, and our allocated share of taxes due on the asset sale. We expect to do a post closing true-up with Emerald Star based on final invoices from third-parties for these transaction expenses. We have no indemnification obligations under the Asset Purchase Agreement, and there is no escrow account for the net cash proceeds paid to us.

Corporate Structure

Our company is a Delaware corporation, incorporated in May 1996. We have three inactive wholly-owned subsidiaries – Bio-Newco, Inc. (formerly known as Pacific Biomarkers, Inc., a Washington corporation), Newco Tech, Inc. (formerly known as PBI Technology, Inc.), and Bioquant, Inc.

Employees

On June 30, 2011, we had 57 full time and 2 part time employees. On August 31, 2011, upon closing of the asset sale, all of our employees were terminated and were hired as employees of Emerald Star. As of September 27, 2011, we have no current employees.

ITEM 1A	RISK FACTORS

The following discussion in this Annual Report on Form 10-K contains forward-looking statements regarding our company, our business plans, prospects and results of operations that involve risks and uncertainties. Our actual results could differ materially from the results that may be anticipated by such forward-looking statements and discussed elsewhere in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Report.  In evaluating our business, prospects and results of operations, readers should carefully consider the following factors in addition to other information presented in this Report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. See “Cautionary Notice Regarding Forward Looking Statements.”

Risks Relating to Our Company

There are risks of being a “shell company”.

Effective September 1, 2011, we became a non-operating public shell company and we are seeking to effect a merger, acquisition or other business combination with an operating company by using a combination of capital stock, cash on hand, or other funding sources, if available.  There are risks associated with being a public shell company, including the following:

•
The form of transaction by which a shell company seeks to acquire an operating company may result in significant dilution to the stockholders of the public shell.  Although there are many different forms of acquisition transactions, a typical one involving public shell involves a “reverse merger” or a “reverse takeover.”  In these transactions, the stockholders of the private company acquire stock ownership in the public company, in consideration for the operating business, and often obtain a majority or controlling interest in the public shell.  With this type of transaction, the existing stockholders in the public shell can experience significant dilution.

•
The SEC’s Investor Bulletin (June 9, 2011) sets forth additional sample risk factor disclosure that some public shell or reverse merger companies have used in their SEC filings (see http://www.sec.gov/investor/alerts/reversemergers.pdf).  The SEC’s Investor Bulletin included a list of risk factors that the SEC identified as common risks disclosed by reverse shell companies.  Stockholders should be aware that one or more of these may apply, particularly if we complete a reverse merger.  We encourage all stockholders to review the SEC’s Investor Bulletin in its entirety.

•
Liquidity and trading of our common stock may be limited and may be subject to significant fluctuations based on actions of stock manipulators (which is a risk that we have faced on an on-going basis by virtue of being a penny stock company).

We may not be successful in identifying a suitable business combination opportunity.

As a “shell company,” our primary function is to acquire an operating company.  It may be difficult to identify suitable acquisition candidates or, even if identified, to successfully consummate a business combination on terms acceptable to us.  We cannot predict whether we will be successful in finding an acceptable business combination.

It may take a long time to consummate a suitable business combination opportunity.

We cannot predict how long it will take for us identify and successfully engage in a business combination with a suitable operating company.  Although we are hopeful that there will be attractive opportunities presented to us during the 2012 fiscal year, this may not happen in the time frame that we expect, or at all.  We may be a shell company for a long time.

Our limited resources make it impracticable to conduct a complete and exhaustive search for a business combination.

Our limited resources and the lack of extensive management will likely make it impracticable to conduct a complete and exhaustive investigation for attractive and available business opportunities, or to complete analysis of a business opportunity before we commit our resources to it.  Management decisions, therefore, may be made without detailed feasibility studies, independent analysis, market surveys and the like which could be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation.  As a result, we may fail to identify problems with the target operating company that could have been identified in a more thorough due diligence or conventional “going public” transaction though an underwritten public offering.

Our directors may have a conflict of interest.

Two of our directors, Mr. Fred Burstein and Mr. Andrew Ecclestone, are currently on the board of directors of another public shell company, Tempco, Inc.  As a result, either Mr. Burstein or Mr. Ecclestone may face a conflict of interest if he identifies a business combination opportunity that is suitable for both us and for Tempco, Inc.

Our ability to use net operating loss carryforwards may be limited.

We have certain net operating loss carryforwards held in our subsidiary, Bioquant, Inc.  Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. We have preliminarily reviewed the applicability of the annual limitations imposed by Section 382 caused by previous changes in our stock ownership and believe the availability of our net operating loss carryforwards is substantially limited. These limitations mean that we may not be able to utilize our net operating loss carryforwards in the future in a meaningful way.  This limitation may adversely affect our ability to attract certain business combination candidates and may affect how a business combination with an operating business may be consummated.

Stockholders will not get any distribution from the asset sale, and may never get any return of value.

We do not intend to distribute to stockholders any cash proceeds from the asset sale with Emerald Star and the only return to stockholders will be based on any future appreciation in the stock price or upon a future sale or liquidation of the company.  Much depends on the future business of the company, including the success or failure in identifying and consummating a business combination with an operating business.  We may never be successful.  Current stockholders may never get a return on their investment.

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

If we issue stock or convertible securities in the future, including in any future business combination or for any future equity financing, those issuances would dilute our stockholders. If any of these additional shares are issued and are sold into the market, it could decrease the market price of our common stock and could also encourage short sales. Short sales and other hedging transactions could place further downward pressure on the price of our common stock.

Our stock price has been and will continue to be volatile.

The market price for our common stock has been and is likely to continue to be volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control.

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

During the 2011 fiscal year and continuing through August 31, 2011, we leased approximately 15,000 square feet of office and primary laboratory space in Seattle, Washington for our executive offices and laboratory, with monthly rent of $22,278.  We also leased approximately 1,030 square feet of office and laboratory space in a separate Seattle, Washington location for our biomarker services laboratory, with monthly rent of $5,245.  On August 31, 2011, we assigned these leases to Emerald Star in connection with the asset sale.

As of September 1, 2011, we do not lease or own any real property.  We have an arrangement with Emerald Star for us to continue using its office located at 220 West Harrison Street, Seattle, Washington 98119 as our mailing address and for holding our corporate records, until such time as we establish a new executive office.

ITEM 3	LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings.

ITEM 4	[REMOVED AND RESERVED]

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

During the 2011 fiscal year and through September 14, 2011, our common stock was quoted for trading on the OTC Bulletin Board under the symbol “PBMC.”  With our name change to NorWesTech, Inc., we applied for and obtained a new trading symbol.  Effective September 15, 2011, our common stock is quoted for trading on the OTC Bulletin Board under the new symbol “NWTH”.

The following table shows, for each quarter of fiscal 2011 and 2010, the high bid and ask sales prices as reported by the OTC Bulletin Board. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	OTC Bulletin Board
	Bid	Ask
Fiscal 2011:
Fourth quarter, ended June 30, 2011	$0.10	$0.25
Third quarter, ended March 31, 2011	0.15	0.32
Second quarter, ended December 31, 2010	0.18	0.23
First quarter, ended September 30, 2010	0.28	0.40

Fiscal 2010:
Fourth quarter, ended June 30, 2010	$0.46	$0.55
Third quarter, ended March 31, 2010	0.60	0.66
Second quarter, ended December 31, 2009	0.87	0.96
First quarter, ended September 30, 2009	1.03	1.05

Holders

As of September 26, 2011, there were 16,796,151 shares of common stock issued and outstanding, held by approximately 75 holders of record.

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

Sales of Unregistered Securities

We did not sell any unregistered equity securities during the fourth quarter of the fiscal year ended June 30, 2011.

ITEM 6	SELECTED FINANCIAL DATA

As a Smaller Reporting Company as defined in Item 10(f)(1) of Regulation S-K, we are not required to provide the information requested by this Item.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated audited financial statements and related notes for the fiscal year ended June 30, 2011, included elsewhere in this Report.  Except for historical information, the following discussion contains forward-looking statements.  See “Cautionary Notice Regarding Forward Looking Statements” and “Risk Factors.”

Overview

During our fiscal year ended June 30, 2011 and through August 31, 2011, our business was to provide specialty reference laboratory services to support pharmaceutical and laboratory diagnostic manufacturers in the conduct of human clinical research, for use in their drug and diagnostic product development efforts. Our specialty areas included cardiovascular diseases (dyslipidemia, atherosclerosis, and coronary heart disease), diabetes, obesity, and rheumatology and bone diseases including osteoporosis as well as osteoarthirits and rheumatoid arthritis. We also provided clinical biomarker services for novel biomarkers, as well as custom assay services, to our pharmaceutical and biotech clients.  On August 31, 2011, we sold this business and substantially all of our assets to Emerald Star Holdings, LLC.  We refer to this business that we sold as our “Discontinued Operations”.

Following the asset sale on August 31, 2011, we have no active operations and our assets primarily consist of the net cash proceeds we received from the asset sale, and we also continue to own certain dormant technology and intellectual property.

The financial statements as of and for the fiscal year ended June 30, 2011 reflect the asset sale, by identifying assets and liabilities that are held for sale, and identifying income and expenses allocated to our discontinued operations and continuing operations.  See Note 3 to our Consolidated Financial Statements included in this Report. Because our business during the 2011 and 2010 fiscal years consisted of these discontinued operations, the following discussion of our results of operation focuses on these discontinued operations.

Critical Accounting Estimates and Policies

The following is a discussion of our critical accounting estimates and policies particularly as they relate primarily to our Discontinued Operations.  Because we have no current operations and our assets consist solely of cash and other nominal assets, most of the following discussion does not apply to our continuing business after August 31, 2011.

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

Assets Sold or Held for Sale

We separate major classes of assets held for sale within twelve months according to ASC Topic 360 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). Major classes of assets and liabilities classified as held for sale shall be separately disclosed either on the face of the statement of financial position or in the notes to financial statements including a description of the facts and circumstances leading to the expected disposal, the expected manner and timing of the that disposal, and, if not separately presented on the face of the statement, the carrying amount(s) of the major classes of assets and liabilities included as part of the disposal group.

Our future cash flow estimates used to test recoverability have taken into account the possible outcomes that existed at the balance sheet date of June 30, 2011, including the future sale of these assets.  We have determined that none of the assets sold or held for sale were impaired and no adjustment to their carrying amounts was warranted.

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

Fair Value Measurements - Debt Financing

We follow ASC Topic 820 and 825, (SFAS 157, Fair Value Measurements) in determining the fair value in our recent repurchase of shares of common stock. SFAS 157 clarifies a number of considerations with respect to fair value measurement objectives for financial reporting and expands disclosures about the use of fair value measurements. The degree of judgment utilized in measuring the fair value of financial instruments is largely dependent on the level to which pricing is based on observable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. See Note 9 to our Consolidated Financial Statements. In valuing the repurchased shares from our $4 million debt financing in September 2009, we chose a bid-ask regression model as the most appropriate method to determine the fair value of these shares. We would expect material differences in reporting of the fair value of these shares, had we chosen other methods in determining the fair value. The discount to the Note derived from the fair value of the shares and interest expense derived from the discount may have been a higher or lower amount. For example, a regression model based on restricted share regression analysis would produce a higher discount amount. Alternatively, had we chosen the market closing price for fair value, the discount would have been zero. However, due to the thin trading characteristics of our stock within the OTCBB market, the number of shares repurchased, other observable and unobservable inputs, it was our judgment that the method utilized in estimating the fair value of these shares was appropriate for this transaction.

Stock-Based Compensation

We report stock-based compensation expense applying ASC Topic 718 (SFAS No. 123(R), Share-Based Payment), using the modified prospective transition method. This requires us to estimate the fair value of our equity-based awards on the date of grant using an option-priced model. This also requires us to estimate the number of equity awards that will ultimately vest and those that will be forfeited. We record on our consolidated income statements the fair value of the portion of the award that is expected to vest, which we expense over the requisite service periods. Determining the fair value of equity-based awards at the grant date requires judgment, particularly in applying the volatility assumptions used in the Black-Scholes pricing model. With the recent volatility in the stock market, our volatility assumptions changed significantly for fiscal 2011 (117-148%) from fiscal 2010 (148-151%). See Note 2 to our Consolidated Financial Statements.  In addition, judgment is also required in estimating the amount of equity-based awards that are expected to be forfeited, which we base on actual historical data, typically over the past three years. Our current estimates are that only 2-4% of the awards will be forfeited. If we were to estimate a higher percentage of forfeitures, we would recognize a lower amount of stock based compensation expense as of the date of the grant. If actual forfeitures are significantly fewer less than our estimate, we would have to record additional equity-based compensation expense; conversely, if there are more forfeitures than we estimated, we would have to reverse previously recognized expense.

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

Results of Continuing Operations for the Fiscal Years Ended June 30, 2011 and 2010

During fiscal 2011 and 2010, we generated no revenue from continuing operations and incurred the following expenses:

Dollars in actual amounts, not rounded	Years ended
	June 30,
	2011	2010

Revenue	$-	$-

Bioquant Inc. Operating Expenses:
Selling, General and Administrative Expense
Outside Services	365	-
Other Taxes	1,600	1,118
Licenses	-	75

Newco Tech Inc. Operating Expenses:
Selling, General and Administrative Expense
Legal	15,650	13,470

Total Operating Expenses	17,615	14,663

Net Loss from Continuing Operations	$(17,615)	$(14,663)

Results of Discontinued Operations for the Fiscal Years Ended June 30, 2011 and 2010

Revenue from Discontinued Operations:

	Years Ended
Dollars in thousands, rounded to nearest	June 30,		$	%
thousand	2011	2010	Change	Change
Revenue	$10,514	$9,665	849	9

During fiscal 2011 and 2010, we generated the majority of our revenue from clinical pharmaceutical trials testing (“traditional biomarker services”) and novel biomarker development services.  We also provided diagnostic services, which historically have represented less than 1% of our total revenue.

Our revenue increased approximately 9% to $10,514,000 from $9,665,000 for the comparable fiscal years ended June 30, 2011 and 2010. In fiscal 2011 we benefited from a large contract for direct trials testing covering the first through third fiscal quarters. We had no comparable large contract for the prior fiscal year. We also saw improved levels of testing revenue in clinical biomarker services, dyslipidemia and rheumatoid arthritis therapeutic areas. In contrast, during fiscal 2010 our revenue was negatively impacted by delays and cancellations of testing in the diabetes and rheumatoid arthritis therapeutic areas. Our revenue fluctuates due to the variability in the volume of testing services we perform, by the timing between actual receipt of test samples and scheduled testing, pace of the clinical trial itself, open work orders and prior work orders having been completed or terminated.

In fiscal 2011, we also experienced an 18% decrease in revenue sourced from other large clinical laboratories that refer specialty laboratory testing to us (“Referral Laboratory Partners).  Several of our Referral Laboratory Partners have reported decreases in their revenue from central lab services during our fiscal year that directly affect our revenue.  We believe this is responsible for the significant 9% downward shift in this revenue category as a percentage of total revenue, as noted in the chart below.

The primary component of our business development efforts has been directed towards pharmaceutical and biotech companies, which includes our biomarkers business (“Direct Clinical Services”) which showed a 9% increase over fiscal 2010 as a percentage of total revenue and 23% increase in revenue dollars.  Biomarker services showed a 2% increase as a percentage of total revenue and 33% increase in dollars.

The following table provides a breakdown of the percentage of our total revenue generated from each of our service areas for the past two fiscal years:

	Direct Clinical Services		Referral
	Direct Trials Testing	Biomarkers	Laboratories
Fiscal 2011	59%	12%	29%
Fiscal 2010	52%	10%	38%

Operating Expenses from Discontinued Operations

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

Laboratory Expense and Cost of Goods Sold from Discontinued Operations:

	Years Ended
	June 30,		$	%
Dollars in thousands, rounded to nearest thousand	2011	2010	Change	Change
Laboratory Expenses and Cost of Goods Sold	$6,077	$5,858	219	4
Percentage of Revenue	58%	61%

We categorize under “laboratory expense and cost of goods sold” certain operating expenses that are necessary to complete the revenue and earnings process. These expenses consist primarily of direct labor costs and related benefits of employees performing testing and analysis of clinical trial samples, and the cost of chemical reagents and supplies for analysis of clinical trial samples. Also, laboratory expenses and cost of goods sold include payments to subcontractors for laboratory services, an allocation of facility charges and information technology costs, insurance, business and occupation taxes, shipping and handling fees and reimbursable out-of-pocket costs. For the comparable fiscal years ended June 30, 2011 and 2010, laboratory expense and cost of goods sold increased approximately 4% to $6,077,000 from $5,858,000.

As a percentage of revenue, laboratory expense and cost of goods sold fluctuate from period to period as a result of changes in labor utilization and the mix of service offerings.  For the comparable fiscal years 2011 and 2010, laboratory expense and cost of goods was approximately 58% and 61% as a percentage of revenue.

	Years Ended
	June 30,
Dollars in thousands, rounded to nearest thousand	2011	% of revenue	2010	% of revenue	$ Change	% Change
Fixed Cost Detail
Rent, Utilities, Certain Taxes	$733	7%	$694	7%	$39	6%

Variable Cost Detail
Wages, Taxes, Benefits	2,533	24%	2,630	28%	(97)	(4)%
Reagent Chemicals	2,190	21%	1,972	20%	218	11%
Other Variable Costs	621	6%	562	6%	59	10%
Total	5,344	51%	5,164	54%	180	3%

Total Cost of Goods Sold	$6,077	58%	$5,858	61%	$219	4%

The largest component of laboratory expense during fiscal 2011 was salaries and related benefits. During the fiscal years ended June 30, 2011 and 2010, salaries and related benefits decreased by 4% to approximately $2,533,000 from $2,630,000 following a company-wide reduction in force in December 2010, which eliminated seven staff positions in our laboratory and client services, and reduced other expenses. During the fiscal years ended June 30, 2011 and 2010, salaries and related benefits were 24% and 28% of our revenue and accounted for approximately 42% and 45% of total laboratory expense and cost of goods sold.

The other major component of laboratory expense during fiscal 2011 was the cost of laboratory reagents and supplies for analysis of clinical trial samples. During the fiscal years ended June 30, 2011 and 2010, laboratory reagents and supplies increased by 11% to approximately $2,190,000 from $1,972,000 as a result of  the increase in revenues and validation (R&D) work on several new assays. Over the last three fiscal years, reagent chemicals used in our laboratory testing have averaged approximately 20% in cost as a percentage of revenue, but may vary considerably depending on the type of specific testing we perform, and constitute a significant expense item for our business.  During the fiscal years ended June 30, 2011 and 2010, laboratory supplies were approximately 21% and 20% of our revenue and accounted for approximately 36% and 34% of total laboratory expense and cost of goods sold. The reagent costs and shipping costs are generally borne by us and are not passed through to our clients. Accordingly, our margins are negatively impacted as these costs increase, without a corresponding increase in revenue to cover the costs.

Another component of laboratory expense during fiscal 2011 was other variable costs. Other variable costs increased 10% to approximately $621,000 from $562,000 during the fiscal years ended June 30, 2011 and 2010. The major reason for this increase was an increase in our expenses for outside services that consists mainly of contracted laboratory services. These outside service costs were directly related to the large contract in process.

Fixed costs for the fiscal year ended June 30, 2011 increased 6% compared to the fiscal year ended June 30, 2010, to approximately $733,000 from $694,000. This overall increase was mainly due to increases in depreciation expense.

Selling, General and Administrative Expense from Discontinued Operations:

	Years Ended
	June 30,		$	%
Dollars in thousands, rounded to nearest thousand	2011	2010	Change	Change
Selling, General and Administrative Expense	$4,819	$4,628	191	4
Percentage of Revenue	46%	48%

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

For the comparable years ended June 30, 2011 and 2010 our selling, general and administrative expense increased approximately 4% to approximately $4,819,000 from $4,628,000. As a percentage of revenue, selling, general and administrative expenses were approximately 46% and 48%, respectively.

The dollar increase in our selling, general and administrative expenses for the comparable periods is due in large part to increases in salaries and related benefits, legal expenses, accounting expenses, public company expenses and share-based compensation. These increases were offset somewhat by decreases in bonus expense, travel, training and trade show expenses. Our bonus expense decreased because the performance targets were not fully achieved in fiscal 2011.

Other Expense from Discontinued Operations:

	Years Ended
	June 30,		$	%
Dollars in thousands, rounded to nearest thousand	2011	2010	Change	Change
Other Expense	$(308)	$(547)	239	44
Percentage of Revenue	(3)%	(6)%

We had other expense of approximately $308,000 for the fiscal year ended June 30, 2011, compared to other expense of approximately $547,000 for the fiscal year ended June 30, 2010. For the fiscal year ended June 30, 2011, we had interest expense of approximately $414,000 related to our $4 million debt financing from September 2009 and approximately $74,000 of amortization expense for the discount on the debt, plus approximately $122,000 of other interest expense. For the fiscal year ended June 30, 2010, we had interest expense of approximately $399,000 related to our $4 million debt financing from September 2009 and approximately $63,000 of amortization expense for the discount on the debt, plus approximately $84,000 of other interest expense.

In fiscal 2011 we received other income that offset our other expenses. For our Section 48D grant, the IRS approved a total of $244,479, and we received approximately $73,000 and recorded approximately $73,000 as other receivable for the fiscal year ended June 30, 2011. In fiscal 2011 we also received tax refunds of approximately $29,000 from City of Seattle B&O taxes and approximately $115,000 from Washington State Department of Revenue sale and use taxes.

Net Loss from Discontinued Operations:

	Years Ended
Dollars in thousands, rounded to nearest	June 30,		$	%
thousand	2011	2010	Change	Change
Net Loss	$(689)	$(1,368)	679	50
Percentage of Revenue	(7)%	(14)%

We had a net loss of approximately $689,000 for the fiscal year ended June 30, 2011, compared to a net loss of approximately $1,368,000 for the fiscal year ended June 30, 2010. This 50% reduction in our net loss is attributable to higher revenues reported in fiscal 2011, expense reductions as well as Section 48D grant money; B&O, sales and use tax refunds we received, as described above in Other Income/Expense.

Liquidity and Capital Resources

Continuing Operations:

Subsequent to the end of the 2011 fiscal year, we completed the sale of substantially all of our assets to Emerald Star Holdings, LLC on August 31, 2011. The assets that we sold included all of our accounts receivable, customer contracts, equipment, intellectual property (other than intellectual property held by Newco Tech, Inc.), name and website, permits, office and equipment leases, other contracts and other rights. At closing, Emerald Star assumed substantially all of the liabilities related to these assets and the business being sold, including our accounts payable, obligations under our leases and contracts, tax liabilities, the remaining obligations under our $4 million secured loan, and all employee-related liabilities.

As of June 30, 2011, we had cash and cash equivalents of approximately $870,000. At closing of the asset sale on August 31, 2011 we had approximately $2.32 million in cash.

We believe that our cash resources will be sufficient to cover our operating needs through the 2012 calendar year. Our auditors informally advised us that if the asset sale had not been completed, they likely would have had to qualify their audit report on our financial statements to indicate that there could be a substantial doubt about our ability to continue as a going concern. With the asset sale completed, $2.32 million in cash and reduced annual expenses of maintaining the public company, no going concern issues remain.

We currently estimate our continuing public company expense for the public shell after the asset sale will be approximately $80,000 annually, consisting of $25,000 in legal expenses, $25,000 in auditing expenses, $10,000 for filing and Edgarizing costs and $20,000 in accounting and other administrative support. The actual amount of our continuing public company expense may be different from these estimates. Other expenses will include premiums for D&O insurance, Board compensation expense, corporate maintenance for us and our subsidiaries, and expenses associated with our technology assets.

We intend to continue devoting substantially all of our time to identifying merger or acquisition candidates. In the event we locate an acceptable operating business, we intend to effect the transaction utilizing any combination of our common stock, cash on hand, or other funding sources that we reasonably believe are available. However, there can be no assurances that we will be able to consummate a merger or acquisition of an operating business on terms favorable to us, if at all, or that other funding sources will be available.

Discussion of Cash Flows

Net cash used in operating activities for the year ended June 30, 2011 was $17,270 compared to net cash used in operating activities for the year ended June 30, 2010 of $14,663. Included in the net cash used in operating activities for the year ended June 30, 2011 is a $345 increase in accounts payable.

We had no net cash provided by or used in investing activities in the year ended June 30, 2011 and 2010 related to our continuing operations.

We had no net cash provided by or used in financing activities in the year ended June 30, 2011 and 2010 related to our continuing operations.

 Discontinued Operations:

Assets Held for Sale:  Total assets held for sale recorded on our balance sheet as of June 30, 2011 were approximately $4,001,000 compared to approximately $4,108,000 as of June 30, 2010. These assets included: accounts receivable, other receivable, inventory, prepaid expenses and other assets: property and equipment and restricted cash. At June 30, 2011, we had approximately $2,252,000 in accounts receivable, compared to approximately $1,853,000 as of June 30, 2010, reflecting timing of revenues billed and collected. These assets were subsequently sold to Emerald Star Holdings, LLC on August 31, 2011.

Liabilities Held for Sale:  Total liabilities held for sale on our balance sheet as of June 30, 2011 were approximately $5,286,000 compared to approximately $5,930,000 as of June 30, 2010. These liabilities included: accounts payable, accrued liabilities, advances from customers, capital lease obligations and secured note. The decrease in liabilities is primarily attributable to principal payments we made that applied to our long-term secured note balance. During fiscal 2011 we paid approximately $806,000 of the principal amount due on our debt financing. The liabilities recorded on the balance sheet for our debt financing are net of approximately $84,000 and $143,000, respectively, as of June 30, 2011 and June 30, 2010 as an unamortized discount on the secured note. This discount is recorded solely for U.S. GAAP purposes, but it doesn’t actually reduce our total payment obligations on the note. As of June 30, 2011, the principal balance outstanding on the note was approximately $3,029,000.  These current and long-term liabilities were assumed by Emerald Star Holdings, LLC on August 31, 2011.

At June 30, 2011, we had working capital of approximately $672,000, compared to approximately $1,796,000 at June 30, 2010. The decrease of approximately $1,124,000 in our working capital is mainly attributable to our decreased cash and cash equivalents due to loan and capital lease payments. Other changes providing a negative impact included decreases in inventory and increases in advances from customers. Changes providing a positive impact included increases in accounts receivable, other receivable, prepaid expenses, and decreases in accounts payable and accrued liabilities.

Discussion of Cash Flows

Net cash used by operating activities was approximately $324,000 for the fiscal year ended June 30, 2011 and included the effect of approximately $414,000 in depreciation and amortization, $254,000 in expense from share-based compensation and $59,000 in amortization of fair value assigned to repurchased shares of common stock, related to the debt financing.

Our investing activities provided cash of approximately $577,000 for the fiscal year ended June 30, 2011 and included approximately $167,000 from purchases of capital equipment, $294,000 from returns of capital equipment and $450,000 from maturities of our short-term investments.

Cash flow used in financing activities included approximately $806,000 used in payments on our debt, $270,000 used in payments on capital lease obligations and $150,000 of restricted cash used as collateral under our letter of credit required by the capital lease agreement we entered into October 2010.

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

Disclosure Control and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) accumulated and communicated to management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Treasurer. Based upon that evaluation, management and our President and Treasurer concluded that our disclosure controls and procedures are effective at June 30, 2011.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management continually reviews, modifies and improves its systems of accounting and controls in response to changes in business conditions and operations and in response to recommendations in reports prepared by the independent registered public accounting firm and outside consultants.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).Under the supervision and with the participation of our management, including our President and Treasurer, we conducted an evaluation of our internal control over financial reporting as of June 30, 2011, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2011.

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

/S/Stanley L. Schloz	/S/Curtis J. Scheel
Stanley L. Schloz President	Curtis J. Scheel Secretary and Treasurer

THE FOREGOING MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING SHALL NOT BE DEEMED TO BE “FILED” WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY PAST OR FUTURE FILING UNDER THE SECURITIES ACT OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT WE SPECIFICALLY INCORPORATE IT BY REFERENCE INTO SUCH FILING.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

As of September 27, 2011, our board of directors consists of four directors.  Set forth below is biographical information for each of our current directors.

Name	Age	Current Position	Director Since
Stanley L. Schloz	67	President and Director	2008
Curtis J. Scheel	51	Secretary, Treasurer and Director	2006
Fred Burstein	76	Director	2011
Andrew Ecclestone	50	Director	2011

Name of Director	Background / Experience

Stanley L. Schloz
Mr. Schloz became a Director in June 2008, and was appointed as our President on September 1, 2011.  During the 2011 fiscal year, Mr. Schloz served on our Compensation (Chair) and Governance Committees.  Mr. Schloz previously served on the board of directors of Oncologix Tech Inc. (formerly BestNet Communications) from 2003 to 2007, and Mr. Schloz as President and on the board of directors of Tempco Inc., a public shell company, until May 2011.  Mr. Schloz’s prior business positions include serving as director of the Tactical Systems Operations, Space and Systems Technology Group, Motorola Inc.  Mr. Schloz holds a degree of Bachelor of Science in Electrical Engineering from Iowa State University and has completed advanced business studies at Arizona State University.

Curtis J. Scheel
Mr. Scheel became a Director in January 2006, and was appointed as our Secretary and Treasurer on September 1, 2011.  During the 2011 fiscal year, Mr. Scheel served on our Governance (Chair), Audit and Science & Technology Committees.  Mr. Scheel currently serves as Chief Operating Officer for G.L. Cornell Company, a privately owned regional equipment distributor based in Gaithersburg, Maryland.  Previously, Mr. Scheel was a partner in Tatum, LLC, an executive services consulting firm, from April 2009 to September 2010.  Mr. Scheel served in several positions with Ritz Camera Centers, Inc., including as Chief Financial Officer from 2003 to 2005, as Chief Operating Officer from September 2005 to March 2009, and as President from December 2007 to March 2009.  Ritz Camera Center, Inc. filed for Chapter 11 bankruptcy protection in February 2009.  Mr. Scheel believes that the bankruptcy filing was a result of many factors, including the company’s inability to respond to dramatic shifts in technology, the recession of 2008, and limitations imposed by its principal financial institution, and that his actions helped mitigate the severity of the bankruptcy proceedings, enabling the company to be acquired out of bankruptcy and continue to be operated.  We believe that Ritz Camera’s bankruptcy filing does not reflect Mr. Scheel’s ability or integrity.  Mr. Scheel’s prior business positions include President and Chief Financial Officer of Cameraworld.com from December 1999 to May 2002 and Director of National Marketing, Technology Division, Deutsche Financial Services Corp. from July 1996 to December 1999. He has also served as Vice President and Chief Financial Officer at Artisoft, Inc. from September 1995 to June 1996 and Vice President and Treasurer at Microage, Inc. from September 1989 to 1995.  Mr. Scheel holds a B.B.A. and an M.B.A. from the University of Wisconsin-Madison.

Name of Director	Background / Experience

Fred Burstein
Mr. Burstein became a Director on September 1, 2011.  Mr. Burstein also serves as a member of the board of directors of Tempco, Inc., a public shell company, since 2008 and was appointed as its chief executive officer in May 2011 (previously serving as vice president from 2008 until May 2011).  Previously, Mr. Burstein was a lawyer practicing law in Minneapolis, Minnesota from 1960 until his retirement in 2010.  Mr. Burstein received his J.D. from the University of Minnesota Law School and a Bachelor of Business Administration from the University of Minnesota Business School.

Andrew Ecclestone
Mr. Ecclestone became a Director on September 1, 2011.  Mr. Ecclestone, age 50, is currently the portfolio manager for Mountainview Asset Management, Inc., a private investment fund in Toronto, Canada that he founded in June 2002.  He is also a lecturer with the University of Waterloo in Ontario, Canada.  Mr. Ecclestone was recently appointed to the board of directors of Tempco, Inc., a public shell company, in May 2011.  From October 2000 to May 2002, Mr. Ecclestone was the portfolio manager of Thomson Kernaghan Company Ltd, in Toronto, Canada.  From June 1999 to September 2000, Mr. Ecclestone was the corporate finance consultant for Storm Investment Management Ltd. in North York, Ontario, Canada. For the previous three years, he was the senior equity portfolio manager for the Independent Order of Foresters in North York, Ontario. From 1988 until 1996, he performed various portfolio manager responsibilities and held business analyst positions with several companies.  Mr. Ecclestone is a Chartered Financial Analyst, and he received a Bachelor of Technology Degree in industrial engineering from the Ryerson Polytechnical Institute, Toronto, Canada, and an MBA from York University, North York, Ontario.

As of June 30, 2011, our board of directors consisted of six directors.  On August 31, 2011, upon closing of the asset sale, four of these directors resigned with Messrs. Scheel and Schloz continuing on the Board.

Board Committees

During fiscal 2011, there were four standing committees of our board of directors — audit, compensation, governance and science & technology committees.  Subsequent to the asset sale, in September 2011, the Board terminated these prior committees and determined that the entire Board would fill the role of the audit committee, rather than having a separately designated audit committee.  The Board also determined that Mr. Scheel is qualified as an “audit committee financial expert” within the meaning of SEC regulations based on his accounting and related financial management expertise, including his prior service on the audit committee.

Director Nomination Process

There have been no material changes to the procedures by which stockholders may recommend nominees for election to our board of directors.

Code of Ethics

We have a code of ethics applicable to our principal executive officer, principal financial officer, controller and other employees performing similar functions.  We have filed a copy of the code of ethics as an exhibit to this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our outstanding common stock, to file reports of ownership and change in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such ownership reports they file.

Based solely on our review of the copies of such reports we received, or written representations from our officers and directors, we believe that, during the 2011 fiscal year, all such filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11	EXECUTIVE COMPENSATION

Compensation of Executive Officers in Fiscal 2011 and 2010

The following table shows for each of the two fiscal years ended June 30, 2011 and 2010, respectively, compensation awarded or paid to, or earned by, the following persons (the “Named Executive Officers”):

•           Ronald R. Helm, our former Chief Executive Officer and former Chairman;
•           Elizabeth T. Leary, Ph.D., our former Chief Scientific Officer; and
•           Michael P. Murphy, Ph.D., our former Chief Operating Officer.

Each of Mr. Helm, Dr. Leary and Dr. Murphy resigned as an officer with our company on August 31, 2011.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Nonequity Incentive Plan Compensation ($)	All Other Comp. ($)		Total ($)

Ronald R. Helm	2011	$308,833	—	—	$234,000	—	$5,865	(3)	$548,698
Former Chief Executive Officer and Chairman	2010	285,417	—	$88,000	174,000	$56,250	7,983		611,650

Elizabeth T. Leary	2011	139,809	—	—	25,500	—	3,209	(4)	168,517
Former Chief Scientific Officer	2010	142,500	—	5,400	12,325	15,818	5,875		181,918

Michael P. Murphy	2011	170,674	—	—	25,500	—	10,960	(5)	207,134
Former Chief Operating Officer	2010	170,231	—	15,000	12,325	21,852	7,351		226,759

(1)
The amounts reported in the Stock Awards and Option Awards columns represent the grant date fair value of such awards to the named executive officers, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.  We use the Black-Scholes option-pricing model to estimate the calculated value of our share-based payments.  Stock options are valued as of the date of grant. The volatility assumption used in the Black-Scholes formula is based on the volatility of our common stock.  For the stock option awards made to the Named Executive Officers in fiscal 2011, we used the following assumptions to compute fair value:  (i) expected volatility of 117-148%; (ii) expected dividend yield of 0.00%; (iii) risk-free interest rate of 2.54-2.96%; and (iv) expected life of 10 years.

(3)
The amount listed under “All Other Compensation” in fiscal 2011 consists of $2,615 in life insurance premiums paid by us for Mr. Helm’s benefit and $3,250 in company-contributions for Mr. Helm’s account in the 401(k) plan.

(4)
The amount listed under “All Other Compensation” in fiscal 2011 consists of $2,120 of life insurance premiums paid by us for Dr. Leary’s benefit and $1,088 in company-contributions for Dr. Leary’s account in the 401(k) plan.

(5)
The amount listed under “All Other Compensation” in fiscal 2011 consists of $2,464 in life insurance premiums paid by us for Dr. Murphy’s benefit and $8,497 in company-contributions for Dr. Murphy’s account in the 401(k) plan.

Narrative Discussion of Summary Compensation Table Information for Fiscal 2011

The following provides a narrative discussion of the material factors which we believe are necessary to understand the information disclosed in the foregoing Summary Compensation Table. The following narrative disclosure is separated into sections, with a separate section for each of our Named Executive Officers.

Base Salary

Base salary is an important element of our executive compensation program and we generally set base salaries at levels believed to attract and retain an experienced management team that will successfully grow our business and create stockholder value.  We also utilize base salaries to reward individual performance and contributions to our overall business objectives, but seek to do so in a manner that does not detract from the executives’ incentive to realize additional compensation through our performance-based compensation programs, stock options and restricted stock awards.

With respect to compensation for fiscal 2010 and 2011, the Compensation Committee reviewed the Chief Executive Officer’s salary annually at the end of each fiscal year, subject to the terms of his employment agreement.  The Compensation Committee may recommend adjustments to the Chief Executive Officer’s base salary based upon the Compensation Committee’s review of his base salary, incentive cash compensation and equity-based compensation, as well as his performance and comparative market data.  The Compensation Committee also annually reviewed other executives’ salaries, with input from the Chief Executive Officer.

In determining base salaries, the Compensation Committee reviewed competitive trends, our overall financial performance and resources, our operational performance, and general economic conditions, as well as a number of factors relating to the particular executive officers, including their respective performance, and levels of their respective managerial and executive experience, ability and knowledge of the job.

At the beginning of the 2011 fiscal year, Mr. Helm’s base salary under his employment agreement was $300,000 per year.  As part of a company-wide expense reduction effort that began in December 2010, Mr. Helm’s base salary was reduced to $270,000 effective February 1, 2011, as part of a 10% salary reduction for all senior management positions.  Mr. Helm’s base salary was set at an amount that we believed to be generally consistent with the base salaries paid for Chief Executive Officers by other established, growth-oriented biotech companies.

At the beginning of the 2011 fiscal year, Dr. Leary’s base salary under her employment agreement was $142,500 per year for her working on a reduced 3/4th time.  As part of a company-wide expense reduction effort that began in December 2010, Dr. Leary’s base salary was reduced to $128,250 effective February 1, 2011, as part of a 10% salary reduction for all senior management positions.  Dr. Leary’s base salary was set at an amount that we believed to be generally consistent with the base salaries paid by other established growth-oriented biotech companies for similar positions.

We do not have an employment agreement with Michael Murphy, our Chief Operating Officer.  At the beginning of the 2011 fiscal year, Dr. Murphy’s base salary was $174,190 per year.  As part of a company-wide expense reduction effort that began in December 2010, Dr. Murphy’s base salary was reduced to $156,771 effective February 1, 2011, as part of a 10% salary reduction for all senior management positions.  We set Dr. Murphy’s base salary at an amount that we believed to be generally consistent with the base salaries paid by other established growth-oriented biotech companies for similar positions.

Performance-Based Cash Compensation for Fiscal 2011

For fiscal 2011, we established annual performance-based incentive compensation plans to provide cash incentives designed to reward our executive officers and employees for achieving and surpassing certain financial goals that we set.  We had three performance based plans – for our senior management team, our business development team and for all of our employees.

Our senior management incentive compensation plan provided for performance targets based upon company financial performance for the full fiscal year.  For fiscal 2011, the two performance targets were revenue targets ranging from $13.0 to $16.0 million and $1.5 million in operating profit.  Under this plan, eligible executive officers could receive cash incentive compensation equal to a percentage of their yearly base salaries (up to a maximum of 10%) upon achievement of each financial target – from 1.67% to 5% for the annual revenue targets and 5% for the operating profit target.  For fiscal 2011, none of the revenue targets or the operating profit target were achieved and none of the executive officers received any cash incentive compensation under this plan.

Our business development incentive compensation plan provided for performance targets based upon company financial performance.  For fiscal 2011, the two performance targets were revenue targets ranging from $13.0 to $16.0 million (determined on a quarterly basis) and backlog targets from $9.0 to $11.0 million (on the full fiscal year).  Under this plan, eligible participants could receive cash incentive compensation equal to a percentage of their yearly base salaries (up to a maximum of 27.5%) upon achievement of each financial target – 4.5% for the annual backlog target, and within a range of 2.5-5.75% per quarter for an escalating quarterly revenue target.  For fiscal 2011, none of the quarterly revenue targets or the backlog targets were achieved, and none of the eligible participants received any cash incentive compensation under this plan.

Our employee incentive compensation plan provided for performance targets based upon company financial performance. For fiscal 2011, the sole performance target was $12.5 million in revenue (determined on a quarterly basis).  Under this plan, eligible participants could receive cash incentive compensation equal to a percentage of their yearly base salaries (up to a maximum of 8%) upon achievement of each financial target –2% per quarter for the quarterly revenue target.  For fiscal 2011, none of the quarterly revenue targets were achieved, and none of the eligible participants received any cash incentive compensation under this plan.

Under Mr. Helm’s employment agreement, he was eligible for potential bonuses in fiscal 2011 of up to 30% of his salary based on criteria determined by our Board, as follows:  (a) up to a 10% bonus based on personal performance goals; and (b) up to a 20% bonus based on company performance goals – consisting solely of the senior management incentive compensation plan.  As described above, no cash incentive compensation was earned and paid under the 2011 senior management incentive compensation plan.  With respect to his 10% personal performance goals, for fiscal 2011, we established performance goals upon achievement of certain personal and company goals as follows:  a net operating income target of $2.0 million (2.5%); FY2011 ending backlog equal or greater than FY2010 ending backlog (2.5%); and progress toward a successful acquisition/merger evidenced by a letter of intent (5%).  The asset purchase agreement with Emerald Star, as a related party transaction, did not satisfy this third performance goal.  With respect to the 10% personal performance goals, none of the goals were achieved and Mr. Helm did not receive any bonuses in fiscal 2011.

Dr. Leary was eligible in fiscal 2011 to participate in the senior management incentive compensation plan and the all employee incentive compensation plan; however, as none of the performance goals were achieved, she received no bonus compensation in fiscal 2011.

Dr. Murphy was eligible in fiscal 2011 to participate in the senior management incentive compensation plan and the all employee incentive compensation plan; however, as none of the performance goals were achieved, he received no bonus compensation in fiscal 2011.

Stock Option and Restricted Stock Awards

Consistent with our compensation philosophies related to performance-based compensation, long-term stockholder value creation and alignment of executive interests with those of stockholders, we may make periodic grants of long-term compensation in the form of stock options or restricted stock to our executive officers and across our organization generally.

Under our 2005 Stock Incentive Plan, we may make awards of stock options or grants of restricted stock to our employees.  Stock options provide executive officers with the opportunity to purchase common stock at a price fixed on the grant date regardless of future market price.  A stock option becomes valuable only if the common stock price increases above the option exercise price and the holder of the option remains employed during the period required for the option shares to vest.  This provides an incentive for an option holder to remain employed by us.  In addition, stock options link a significant portion of an employee’s compensation to stockholders’ interests by providing an incentive to achieve corporate goals and increase stockholder value.  Restricted stock awards do not require payment by the employee, but are treated as compensation and result in tax consequences to the recipient when the shares vest.  Restricted stock awards provide employees with immediate rights as a stockholder, entitled to vote their shares, provided, however, that the shares are subject to forfeiture if the employee leaves employment with us before the shares vest.  This also provides an incentive for the recipient to remain employed by us.

Pursuant to our employment agreement with Mr. Helm, on October 1, 2010, we awarded Mr. Helm stock options to purchase up to 600,000 shares of common stock at an exercise price of $0.39 per share, which was the fair market value of our common stock on the date of grant.  The options had a term of 10 years and vested monthly over a period of three years.

On July 1, 2010, we awarded Dr. Leary stock options to purchase up to 75,000 shares of common stock at an exercise price of $0.34 per share, which was the fair market value of our common stock on the date of grant.  The options had a term of 10 years and vested monthly over a period of three years.

On July 1, 2010, we awarded Dr. Murphy stock options to purchase up to 75,000 shares of common stock at an exercise price of $0.34 per share, which was the fair market value of our common stock on the date of grant.  The options had a term of 10 years and vested monthly over a period of three years.

In connection with the asset sale, vesting on all outstanding options accelerated to become 100% vested and all options terminated upon closing of the asset sale to the extent not exercised.  None of Mr. Helm, Dr. Leary or Dr. Murphy exercised any of their options prior to their termination on August 31, 2011.  All unvested restricted stock awards vested upon closing of the asset sale on August 31, 2011.  See Note 15 to our Consolidated Financial Statements.

Limited Perquisites; Other Benefits

It is generally our policy not to extend significant perquisites to our executive officers beyond those that are available to our employees generally, such as company-matching on our 401(k) plan, short-term, long-term disability and life insurance, and health and dental benefits.

Employment Agreements

During fiscal 2011, we had an employment agreement with Mr. Helm that was amended most recently as of October 1, 2010.  During fiscal 2011, Mr. Helm’s compensation under this employment agreement was for a base salary of $300,000 and an annual bonus of up to 30% of his base salary, consisting of up to 20 percent based on the senior management goals and 10% based on personal goals.  The terms of his compensation were not changed as part of the most recent amendments.  As part of a company-wide expense reduction effort that began in December 2010, Mr. Helm’s base salary was reduced to $270,000 effective February 1, 2011, as part of a 10% salary reduction for all senior management positions, although his employment agreement was not formally amended.  The employment agreement was for a term of three years, to continue through September 30, 2012, renewable upon mutual agreement of us and Mr. Helm.  Mr. Helm’s employment and his employment agreement terminated upon closing of the asset sale on August 31, 2011, and Mr. Helm verbally agreed to waive his right to any potential severance payments to which he could be entitled under his employment agreement in connection with the asset sale with Emerald Star.

During fiscal 2011, we had a letter agreement with Dr. Leary for her employment, which was originally entered into in 2004. It originally specified a base salary of $190,000 per year, with potential bonuses of 2.5% paid quarterly and 10% annual bonus based on criteria determined by our board of directors. Most recently, effective March 1, 2009, Dr. Leary’s base salary was changed to $142,500 to accommodate her working on a reduced 3/4th time.  As part of a company-wide expense reduction effort that began in December 2010, Dr. Leary’s base salary was reduced to $128,250 effective February 1, 2011, as part of a 10% salary reduction for all senior management positions, although her employment agreement was not formally amended.  Dr. Leary’s employment and her letter agreement terminated upon closing of the asset sale on August 31, 2011.

During fiscal 2011, we did not have a written employment agreement with Dr. Murphy, and his employment was at will.  Dr. Murphy’s employment terminated upon closing of the asset sale on August 31, 2011.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table presents information about unexercised stock options and unvested stock awards held by each of the Named Executive Officers as of June 30, 2011.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested (1)
			($)		(#)	($)
Ronald R. Helm	340,000	-	0.81	01/30/2014	4,167	$1,042
	4,049	-	0.81	01/30/2014	62,719	15,680
	133,333	16,667	0.41	10/01/2018
	116,666	83,334	0.88	10/01/2019
	150,000	450,000	0.39	10/01/2020

Elizabeth T. Leary	21,922	-	0.51	08/27/2012	750	188
	157,887	-	0.81	01/30/2014	5,000	1,250
	16,666	8,334	0.60	07/01/2019
	25,000	50,000	0.34	07/01/2020

Michael P. Murphy	4,000	-	0.51	08/27/2012	1,167	292
	90,000	-	0.86	08/29/2015	13,889	3,472
	18,000	-	0.99	08/25/2016
	16,666	8,334	0.60	07/01/2019
	25,000	50,000	0.34	07/01/2020

(1)	Market value is calculated on $0.25 per share, the closing price of our common stock on June 30, 2011.

Potential Payments Upon Resignation, Retirement, or Change of Control

During fiscal 2011, other than the employment agreement with Mr. Helm (as described above), we did not have any plans or agreements that are specific and unique to executive officers regarding termination of employment or a change of control of the company.  Mr. Helm verbally agreed to waive his right to any severance payments under his employment agreement in connection with the asset sale with Emerald Star.

Our 2005 Stock Incentive Plan provides for accelerated vesting of all unvested stock options and unvested restricted stock awards upon a “corporate transaction” (as defined in the plan), irrespective of the scheduled vesting date for these awards.  Upon closing of the asset sale, all outstanding stock options and unvested restricted stock accelerated to become 100% vested.

Compensation Policies and Practices as they relate to Risk Management

With respect to executive compensation during fiscal 2011, our Compensation Committee believed that our compensation practices are designed and implemented in a way that does not promote excessive risk-taking.  Rather, we attempt to develop an overall compensation program that incentivizes our executive officers, as well as our employees generally, to achieve their objectives without encouraging them to take risky business decisions that could maximize short-term results at the expense of long-term value.  We believe this is accomplished through the balance of various elements of our compensation program:

•
we used a mix of cash compensation and equity that was not overly weighted toward annual incentive awards and represents a balance of cash and long-term equity based compensation vesting over three to five years;

•
we used stock options and restricted stock awards that featured (a) vesting over a relatively long period (three to five years) and (b) annual grants so that there are multiple and overlapping vesting periods, helping to ensure that one period is not significantly more important to an individual than another;

•
the maximum annual compensation under our performance-based incentive compensation plans was capped at amounts we believed would incentivize the employees, but that would not promote risk taking.  For fiscal 2011, we had caps of 10%, 27% and 8%, respectively, as a percentage of a participant’s annual base salary for bonus payments under our senior management, business development and all-employee incentive compensation plans, and no bonus compensation was earned or paid;

•
performance targets were tied to several financial metrics, including revenues, backlog and operating profit, which were quantitative, measurable, and are aligned with stockholders’ interests, and based on our performance history, we believed the financial performance targets were reasonable and appropriate.

We recognized that with respect to the performance target for backlog under our incentive compensation plans, there is some measure of risk.  Backlog is financial metric we use internally to track our business development efforts, and is calculated on signed contracts, as the anticipated revenues that may be realized in the future for work that has not yet been performed under those contracts.  The risk with the backlog performance target was that the target was based solely on entering into a signed contract and there may be incentive to manipulate the timing for when an agreement gets signed merely to satisfy the target.  We believed that backlog was an appropriate performance metric for us, because we wanted to encourage our business development team to be actively pursuing new work.  We also believed that we mitigated the risk by placing a reasonable cap on the incentive compensation (4.5% of base salary for our business development team for fiscal 2011), and we did not believe that the risk was reasonably likely to have a material adverse effect on us.

We intend to assess risk management issues in our compensation practices and policies on an ongoing basis.  In particular, we are aware of various risk mitigation techniques used by other public companies (including clawback policies, stock ownership guidelines, and non-competitive provisions, among others).  We will consider these and other risk management approaches as appropriate.

Compensation of Executive Officers in Fiscal 2012 following the Asset Sale

As of September 1, 2011, we have no employees and we have two executive officers – Stanley L. Schloz, President, and Curtis J. Scheel, Secretary and Treasurer.  We do not currently intend to pay any compensation to either Mr. Schloz or Mr. Scheel in connection with their service as an executive officer.  Mr. Schloz and Mr. Scheel will be entitled to the same compensation as other members of our board of directors.

Because we no longer have any employees or executive compensation, the board of directors terminated the compensation committee and the Board as a whole will fill this role rather than having a separately designated compensation committee.

Compensation of Directors in Fiscal 2011

Management Directors

During fiscal 2011, we did not separately pay directors who were also our employees any additional compensation for serving as a director, other than customary reimbursement of expenses.  This applied to Ronald R. Helm, our Chairman and Chief Executive Officer, and Kenneth R. Waters, our Director of Strategic Planning and Corporate Secretary.

Non-Employee Directors

We believe that compensation for non-employee directors should be at a level which is sufficient to attract talented and diverse individuals to serve on our board of directors.  We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our board of directors.

Director Compensation Table for 2011 Fiscal Year

The following table presents information about the compensation that was paid or earned during fiscal 2011 by our directors for their service on the Board (other than Ronald R. Helm, our Chairman and Chief Executive Officer, whose compensation is presented in the Summary Compensation Table in this Proxy Statement as a “Named Executive Officer”).

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
	($)	($)(1)	($)(1)(2)	($)
Mario Ehlers (3)	$19,000	—	$18,700	$37,700
Paul G. Kanan (3)	15,313	—	11,900	27,213
Richard W. Palfreyman (3)	23,750	—	11,900	35,650
Curtis J. Scheel	23,750	—	11,900	35,650
Stanley L. Schloz	21,375	-	11,900	33,275
Kenneth R. Waters (3)(4)	—	—	—	—

(1)	As of the end of the 2011 fiscal year, the directors listed in the Director Compensation Table held the following aggregate number of stock awards and stock options:
•	Dr. Ehlers held 17,500 shares of restricted stock and 176,178 stock options.
•	Mr. Kanan held zero shares of restricted stock and zero stock options.
•	Mr. Palfreyman held 30,000 shares of restricted stock and 106,761 stock options.
•	Mr. Scheel held 30,000 shares of restricted stock and 60,000 stock options.
•	Mr. Schloz held 30,000 shares of restricted stock and 35,000 stock options.
•	Mr. Waters held 39,000 shares of restricted stock and 238,043 stock options.
(2)
The amounts reported in the Option Awards columns represent the grant date fair value of their awards, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.  We use the Black-Scholes option-pricing model to estimate the calculated value of these Option Awards as of the date of grant. The volatility assumption used in the Black-Scholes formula is based on the volatility of our common stock.  For the Option Awards granted to the directors in fiscal 2011, we used the following assumptions to compute the fair value:  (i) expected volatility of 117%; (ii) expected dividend yield of 0.00%; (iii) risk-free interest rate of 2.96%; and (iv) expected life of 10 years.

(3)	Dr. Ehlers, Mr. Palfreyman and Mr. Water resigned from the board of directors on August 31, 2011. Mr. Kanan resigned from the board of directors on February 26, 2011.
(4)	During fiscal 2011, Mr. Waters was an employee, serving as our Director of Strategic Planning, and he received no separate cash or equity compensation for serving on the board of directors.

Narrative to Director Compensation Table for Fiscal 2011

During fiscal 2011, we paid to our non-employee directors an annual retainer of $15,000 ($3,750 paid quarterly in connection with each quarterly Board meeting).  In addition, committee members received $2,500 annually ($625 paid quarterly) and committee chairs received $5,000 annually ($1,250 paid quarterly).  At the board of directors meeting held in December 2010, the Board members agreed to reduce their Board retainer and committee fees by 10%.  Our directors who were employees (Messrs. Helm and Waters) received no additional compensation for serving as a director.

During fiscal 2011, non-employee directors were also eligible to receive awards of stock options or restricted stock under our equity compensation plans.  In fiscal 2011, we granted each non-employee director stock options for 35,000 shares, although we granted Dr. Ehlers stock options for 55,000 shares for his additional work in setting up the Science & Technology Committee.  In addition, non- management directors were reimbursed their expenses associated with attending Board meetings.

We maintain directors’ and officers’ insurance and liability insurance on our directors and officers.

Compensation of Directors in Fiscal 2012 following the Asset Sale

On September 16, 2011, the Board approved compensation for the four current directors, consisting of a grant of performance based stock options and cash compensation.  All directors are treated equally and there is no separate compensation for directors who are executive officers.  Specifically, the Board approved an award of 3-year stock options for 100,000 shares of common stock to each director at an exercise price of $0.30 per share.  These options are performance based such that they would vest and become exercisable only upon consummation of an acquisition transaction with an operating company, with the effect of the transaction that we would longer be deemed a shell company.  The Board also approved monthly cash compensation to each director in the amount of $1,500.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth as of September 26, 2011, certain information regarding the beneficial ownership of our common stock by the following persons or groups:

•	each person who, to our knowledge, beneficially owns more than 5% of our common stock;
•	each Named Executive Officer identified in the Executive Compensation table above (each of whom is a former officer, having resigned on August 31, 2011 upon closing of the asset sale);
•	each of our current directors; and
•	all of our current directors and executive officers as a group.

As of September 26, 2011, there were 16,796,151 shares of common stock issued and outstanding.

	Amount and Nature of Beneficial Ownership (1)
Name and Address	Total Common Stock Beneficially Owned	Percentage Ownership
Current Officers and Directors (2):
Fred Burstein (3)	359,949	2.1%
Andrew Ecclestone (4)	—	—
Curtis J. Scheel	42,500	**
Stanley L. Schloz (5)	539,460	3.2
All current directors and executive officers as a group (4 persons)	941,909	5.6

Former Officers (6):
Ronald R. Helm	624,368	3.7
Elizabeth T. Leary, Ph.D.	74,898	**
Michael P. Murphy, Ph.D.	41,250	**

5% Owners:
Anthony Silverman (7) 7625 E. Via Del Reposo Scottsdale, AZ 85258	1,493,335	8.9

**	Less than one percent
(1)
This table is based upon information supplied by executive officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, to our knowledge, each of the stockholders named in this table has sole voting and investment power with respect to the common stock shown as beneficially owned.

(2)
The address of each of our current officers and directors is c/o NorWesTech, Inc., 220 West Harrison Street, Seattle, WA  98119.  Each of our four current directors received an award of 3-year stock options for 100,000 shares of common stock at an exercise price of $0.30 per share.  These options are performance based such that they would vest and become exercisable only upon consummation of an acquisition transaction with an operating company, with the effect of the transaction that we would longer be deemed a shell company.  These options are not reflected in the above table as they are not currently exercisable.

(3)
The address for Mr. Burstein is 8913 Minnehaha Circle So., Minneapolis, MN 55403.  Pursuant to SEC rules, the shares listed as being beneficially owned by Mr. Burstein include 7,500 shares held by his wife, but does not include 3,000 shares held by his adult son who lives in a separate household.  Mr. Burstein disclaims beneficial ownership over all shares held by his wife and his son.

(4)           The address for Mr. Ecclestone is 69 Lord Seaton Road, North York, Ontario, Canada.
(5)	Includes 272,034 shares held in a family trust, 6,500 shares held by a corporation controlled by Mr. Schloz and 22,500 shares of common stock held by Mr. Schloz’s wife.
(6)	Each of these persons resigned from all of his or her respective officer and directors positions with us on August 31, 2011.
(7)	The number of shares listed as being owned by Mr. Silverman is based on information provided by Mr. Silverman in a Schedule 13D filed on April 7, 2009.

Equity Compensation Plan Information

The following table gives information as of June 30, 2011, regarding our common stock that may be issued upon the exercise of options, warrants and other rights under our equity compensation plans. See also “Note 11 to Consolidated Financial Statements” to our Consolidated Financial Statements for the fiscal year ended June 30, 2011 included in this Report.

	(a)	(b)	(c)
Plan Category	No. of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	No. of Shares Available for Future Issuance, excluding securities reflected in Column (a)
Equity Compensation Plans Approved by Stockholders (1)	1,048,851	$0.94	-

Equity Compensation Plans Approved by Stockholders (2)	2,008,440	$0.55	319,168

Equity Compensation Plans Not Approved by Stockholders	117,625	$0.51	-

TOTAL	3,174,916	$0.68	319,168

(1)
Consists solely of our 1996 Stock Incentive Plan.  The Plan has been terminated and no additional shares or options may be awarded.  Upon closing of the asset sale on August 31, 2011, all outstanding options under the 1996 Plan terminated.

(2)
Consists solely of our 2005 Stock Incentive Plan.  Upon closing of the asset sale on August 31, 2011, all outstanding options under the 2005 Plan terminated.  The 2005 Plan continues in accordance with its terms following the asset sale, and options and stock awards may be granted under the 2005 Plan in the future.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

Except as described below, no relationships or transactions existed or occurred between us and any of our executive officers, directors or nominees for director, or any affiliate of or person related to any of them, since the beginning of 2010 fiscal year of the type and amount that are required to be disclosed under applicable Securities and Exchange Commission rules.

Loan with Terry Giles

On September 1, 2009, we closed a $4 million term loan with Terry M. Giles, a then-member of our board of directors.  The loan is secured by a blanket security interest on our assets and the assets of our subsidiaries.  The loan bears interest at a fixed rate of 12.0% per annum, and was originally due and payable over 48 months with the first 8 months of payments being interest only ($40,000 per month, beginning September 30, 2009) and the remaining 40 months at a monthly payment of $121,822 of principal and interest.  We are obligated to pay a quarterly finance fee of $12,000 to Mr. Giles during the 48-month term of the loan.  In connection with and as required by the loan, on September 1, 2009, we repurchased 2,391,906 shares of common stock from Mr. Giles and certain other stockholders at a price of $0.70 per share, pursuant to a Stock Redemption Agreement. We received net loan proceeds of $2,325,666, after payment of the stock repurchase, but excluding our legal and other expenses for the transaction. Effective upon closing of the loan transaction, Mr. Giles resigned from our Board.  Mr. Giles is entitled to certain ongoing Board observation rights while the loan remains outstanding.

Our loan with Mr. Giles was approved by all of the members of Board (with Mr. Giles abstaining), and the Board determined that the terms of the loan transaction were more favorable than we could have obtained from an unaffiliated third party, and that the terms of the loan were fair to and in the best interest of our stockholders.

Subsequently, on October 1, 2010, we amended the loan with Mr. Giles to extend the term of the loan on a portion of the principal balance and to reamortize the loan, reducing the required monthly payment, as follows:  (i) for the remainder of the original 48-month term of the loan (thru August 31, 2013), we are required to make monthly payments of principal and interest in the amount of $104,644.68; (ii) for an extended 19 month term (thru March 31 , 2015), we are required to make monthly payments of principal and interest in the amount of $20,000.00; and (iii) on April 30, 2015, we are required to make a final balloon payment in the amount of $600,000.00.

Subsequently, on December 9, 2010, we further amended the loan (i) to decrease the interest rate on a portion of the loan from 12.0% to 11.5% per annum and to adjust the amortization schedule accordingly, and (ii) to add an event of default for a Change of Control, in the event that a majority of the directors on the Board changes following a person or group owning 25% or more of the voting stock of the Company.

Asset Purchase Agreement with Emerald Star Holdings LLC

On May 23, 2011, we entered into an asset purchase agreement with Emerald Star Holdings, LLC, an entity newly formed and controlled by Ronald R. Helm, our then President, Chief Executive Officer and Director.  On August 31, 2011, pursuant to the asset purchase agreement, we sold to Emerald Star Holdings substantially all of the assets and liabilities related to our core business of providing specialty reference laboratory services and clinical biomarker services.

All ongoing and any future related-party transactions have been and will be made or entered into on terms that are no less favorable to us than those that may be obtained from an unaffiliated third party.  In addition, any future related-party transactions must be approved by a majority of the disinterested members of our board of directors.  If a related person proposes to enter into such a transaction with us, such proposed transaction must be reported to us, preferably in advance.

Director Independence

Of the four current members on the Board, Messrs. Burstein and Ecclestone are considered “independent” within the meaning of the listing standards of The Nasdaq Stock Market.  Because Messrs. Scheel and Schloz hold officer positions with us, they are technically not considered independent, even though neither is an employee or has any other relationship with us that would disqualify them as independent.

During fiscal 2011, our board of directors determined that four of our non-employee directors (Mario Ehlers, Richard Palfreyman, Curtis J. Scheel and Stanley L. Schloz), collectively constituting a majority of our Board, were “independent” within the meaning of the listing standards of The Nasdaq Stock Market.  In addition, our Board made a subjective determination as to each of the foregoing individuals that no relationships exist that, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out their responsibilities as a director.  During fiscal 2011, Paul G. Kanan also served on the board of directors until his resignation from the Board on February 26, 2011.  Prior to his resignation, Mr. Kanan also satisfied the independence standards of the Nasdaq listing rules.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Selection of Independent Registered Public Accounting Firm for Fiscal 2012

Our board of directors approved the continued engagement of PMB Helin Donovan, LLP, independent registered public accounting firm, as our auditors for the fiscal year ending June 30, 2012.  PMB Helin Donovan, LLP has served as our auditors since September 5, 2007.

Audit and Related Fees for Fiscal 2011 and 2010

The following table set forth the aggregate fees billed by PMB Helin Donovan, LLP, our independent registered public accounting firm, for professional services rendered to us during the two fiscal years ended June 30, 2011 and 2010.  The audit committee has considered these fees and services and has determined that the provision of these services is compatible with maintaining the independence of each firm.

	PMB Helin Donovan, LLP
	2011	2010
Audit Fees (1)	$83,888	$93,048
Audit Related Fees (2)	2,392	8,192
Tax Fees (3)	-	-
All Other Fees	-	-

(1)
“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings.

(2)	“Audit Related Fees” generally represent fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.
(3)
“Tax Fees” generally represent fees for tax compliance, tax advice and tax planning services, including preparation of tax returns.  We did not engage PMB Helin Donovan for tax services during fiscal 2011 or 2010, and instead we use a third-party consulting firm.

Policy for Approval of Audit and Permitted Non-Audit Services

All audit and audit-related services were pre-approved by the audit committee for the fiscal year ended June 30, 2011 and 2010, which concluded that the provision of such services by PMB Helin Donovan, LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.  PMB Helin Donovan, LLP did not provide any tax services to us during fiscal 2011 or 2010.  The audit committee’s charter requires that the committee review the scope and extent of audit services to be provided, including the engagement letter, prior to the annual audit, and review and pre-approve all audit fees to be charged by the independent auditors.  In addition, all additional non-audit matters to be provided by the independent auditors must be pre-approved.

On September 16, 2011, the Board terminated the audit committee and decided that the entire Board would fill the role of the audit committee.  The board of directors’ policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent registered public accountants in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Board regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report are as follows:

1.           Financial Statements: The following consolidated financial statements, related notes and report of independent registered public accounting firm are incorporated by reference into Item 8 of Part II of this Annual Report on Form 10-K for the fiscal year ended June 30, 2011:

2.           Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3.           Exhibits.

Exhibit No.		Description
2.1	(1)
Asset Purchase Agreement, dated May 23, 2011, among, Pacific Biomarkers, Inc., a Delaware corporation, Pacific Biomarkers, Inc., a Washington corporation, and Emerald Star Holdings, LLC, a Washington limited liability company*

3.1	**
Second Amended and Restated Certificate of Incorporation of the Company, dated December 15, 2009, as amended by Amendment to Second Amended and Restated Certificate of Incorporation of the Company, dated August 31, 2011

3.2	(2)	Amended and Restated By-Laws of the Company, dated September 16, 2011
4.1	**	Specimen Stock Certificate
10.1	(3)	2005 Stock Incentive Plan
10.2	(4)	Form of stock option agreement under 2005 Stock Incentive Plan
10.3	(5)	Form of restricted stock award agreement under 2005 Stock Incentive Plan
14.1	**	Code of Ethics for Financial Officers
21.1	**	Subsidiaries of the Company
23.1	**	Consent of PMB Helin Donovan, LLP
31.1	**	Certification by Stanley L. Schloz, President
31.2	**	Certification by Curtis J. Scheel, Treasurer
32.1	**	Certification by Stanley L. Schloz, President, and Curtis J. Scheel, Treasurer, of NorWesTech, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith
(1)	Incorporated by reference to Exhibit to Registrant’s Current Report on Form 8-K, filed on May 25, 2011.
(2)	Incorporated by reference to Exhibit to Registrant’s Current Report on Form 8-K, filed on September 19, 2011.
(3)	Incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed on October 25, 2005.
(4)	Incorporated by reference to Exhibit to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, filed on October 3, 2006.
(5)	Incorporated by reference to Exhibit to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007, filed on February 13, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 2011.

NORWESTECH, INC.

By:	/s/ Stanley L. Schloz
Stanley L. Schloz
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Stanley L. Schloz	President and Director	September 27, 2011
Stanley L. Schloz	(Principal Executive Officer)

/s/ Curtis J. Scheel	Secretary, Treasurer and Director	September 27, 2011
Curtis J. Scheel	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Fred Burstein	Director	September 27, 2011
Fred Burstein

/s/ Andrew Ecclestone	Director	September 27, 2011
Andrew Ecclestone

NORWESTECH, INC.

Form 10-K Annual Report

PMB Helin Donovan, LLP
Consultants and Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of NorWesTech, Inc.

We have audited the accompanying consolidated balance sheets of NorWesTech, Inc. (formerly Pacific Biomarkers, Inc.) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2011. NorWesTech, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorWesTech, Inc. as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

In the year ended June 30, 2011, the Company’s board of directors made a decision to conclude efforts to seek strategic alternatives regarding the operating assets and intellectual property relating to the Company’s laboratory services business. On August 31, 2011, subsequent to the end of its fiscal year ended June 30, 2011, the Company sold substantially all of its assets, pursuant to the terms of the Asset Purchase Agreement that it entered into with Emerald Star Holdings, LLC on May 23, 2011.  The asset sale was approved by stockholders holding a majority of its outstanding shares of common stock at a special meeting of stockholders held on August 29, 2011.

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP
San Francisco, California
September 26, 2011

50 Francisco Street,
Suite 120 San Francisco, CA 94133
Phone (415) 399-1330- Fax (415) 399-9212- www.pmbhd.com

NORWESTECH, INC. [PACIFIC BIOMARKERS, INC.]
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$870,726	$1,861,155
Assets held for sale	4,001,056	4,107,535

Total assets	$4,871,782	$5,968,690

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$345	$-
Liabilities held for sale	5,285,828	5,930,026

Total liabilities	5,286,173	5,930,026

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,909,651 shares issued and outstanding at June 30, 2011, 16,669,856 shares issued and outstanding at June 30, 2010	169,096	166,699
Additional paid-in-capital	27,974,271	27,723,024
Accumulated deficit	(28,557,758)	(27,851,059)
Total stockholders' equity (deficit)	(414,391)	38,664

Total liabilities and stockholders' equity	$4,871,782	$5,968,690

See accompanying notes to these consolidated financial statements.

NORWESTECH, INC. [PACIFIC BIOMARKERS, INC.]
CONSOLIDATED STATEMENTS OF OPERATIONS

	2011	2010

Revenues	$-	$-

Laboratory expenses and cost of sales	-	-
Gross profit	-	-

Operating expenses:
Selling, general and administrative	17,615	14,663

Operating loss	(17,615)	(14,663)

Other expense	-	-

Net loss from continuing operations before tax expense	(17,615)	(14,663)
Income tax expense	-	-
Net loss from continuing operations	(17,615)	(14,663)

Discontinued operations:
Loss from discontinued operations	(689,084)	(1,367,879)
Income tax benefit	-	-
Loss from discontinued operations, net of taxes	(689,084)	(1,367,879)

Net loss after discontinued operations	$(706,699)	$(1,382,542)

Net loss per share from continuing operations before income taxes	$(0.00)	$(0.00)
Income tax expense (per share)	-	-
Net loss per share before discontinued operarions	0.00	0.00
Loss per share from discontinued operations	(0.04)	(0.08)
Net loss per share after discontinued operations	$(0.04)	$(0.08)

Weighted average common shares outstanding, basic and diluted:	16,909,651	17,528,746

See accompanying notes to these consolidated financial statements.

NORWESTECH, INC. [PACIFIC BIOMARKERS, INC.]
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2011	2010
Cash flows from operating activities:
Net loss from continuing operations	$(17,615)	$(14,663)
Loss from discontinued operations	(689,084)	(1,367,879)

Reconciliation of net loss to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Accounts payable	345	-

Net cash used in operating activities (continuing operations)	(17,270)	(14,663)
Net cash used in operating activities (discontinued operations)	(323,590)	(638,970)
Net cash used in operating activities	(340,860)	(653,633)

Cash flows from investing activities:

Net cash provided by (used in) investing activities (continuing operations)	-	-
Net cash provided by (used in) investing activities (discontinued operations)	576,557	(786,332)
Net cash provided by (used in) investing activities	576,557	(786,332)

Cash flows from financing activities:

Net cash provided by (used in) financing activities (continuing operations)	-	-
Net cash provided by (used in) financing activities (discontinued operations)	(1,226,126)	1,935,714
Net cash provided by (used in) financing activities	(1,226,126)	1,935,714

Net increase (decrease) in cash and cash equivalents	(990,429)	495,749
		-
Cash and cash equivalents, beginning of period	1,861,155	1,365,406

Cash and cash equivalents, end of period	$870,726	$1,861,155

Supplemental Information:
Cash paid during the period for interest	$450,220	$398,641
Cash paid during the period for income tax	$-	$-

Non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$168,578	$531,484
Capital expenditures funded by accounts payable	$8,695	$193,463

See accompanying notes to these consolidated financial statements.

NORWESTECH, INC. [PACIFIC BIOMARKERS, INC.]
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Additional		Total
	Common Stock		Treasury	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity (Deficit)

Balance June 30, 2009	19,099,539	$190,995	-	$29,121,334	$(26,468,517)	$2,843,812

Restricted shares issued - compensation	53,355	534	-	34,909	-	35,443
Stock options issued - compensation	-	-	-	76,175	-	76,175
Common stock repurchased	(2,483,038)	-	(1,534,224)	-	-	(1,534,224)
Retired treasury stock	-	(24,830)	1,534,224	(1,509,394)	-	-
Net loss for year ended June 30, 2010	-	-	-	-	(1,382,542)	(1,382,542)
Balance June 30, 2010	16,669,856	$166,699	-	$27,723,024	$(27,851,059)	$38,664

Restricted shares issued - compensation	56,336	563	-	35,141	-	35,704
Restricted shares unvested	183,309	1,833		(1,833)		0
Stock options issued - compensation	-	-	-	217,940	-	217,940
Miscellaneous treasury share adjustment	150	1		(1)
Net loss for year ended June 30, 2011	-	-	-	-	(706,699)	(706,699)
Balance June 30, 2011	16,909,651	$169,096	-	$27,974,271	$(28,557,758)	$(414,391)

See accompanying notes to these consolidated financial statements.

NORWESTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation

As of September 1, 2011, NorWesTech, Inc., a Delaware corporation (the “Company”, formerly Pacific Biomarkers, Inc.), became a non-operating public shell company, our assets primarily consist of cash and certain intellectual property assets, and our primary focus is to seek an acceptable operating company with which we can complete a business combination. Prior to September 1, 2011, we were a provider of specialty reference laboratory services to the pharmaceutical and diagnostics industries. The Company was incorporated in Delaware in May 1996. The Company’s wholly-owned subsidiaries are Bio-Newco, Inc. (formerly known as Pacific Biomarkers, Inc., a Washington corporation), Newco Tech, Inc. (formerly known as PBI Technology, Inc.), a Washington corporation, and BioQuant, Inc., a Michigan corporation. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. All references in this report to “we,” “our,” “us” or similar expressions are to the Company and its wholly-owned subsidiaries.

On August 31, 2011, subsequent to the end of our fiscal year ended June 30, 2011, we sold substantially all of our operating assets to Emerald Star Holdings, LLC pursuant to the terms of the Asset Purchase Agreement that we entered into on May 23, 2011.  The asset sale was approved by stockholders holding a majority of our outstanding shares of common stock at our special meeting of stockholders held on August 29, 2011.  Under the terms of the Asset Purchase Agreement, at closing of the asset sale we have approximately $2.32 million in cash from Emerald Star.  See “Note 3. Discontinued Operations” below.

Following the asset sale, we changed our name to NorWesTech, Inc. from Pacific Biomarkers, Inc.  We also changed our telephone number to (206) 436-3945.  We have an arrangement with Emerald Star for us to continue using its office located at 220 West Harrison Street, Seattle, Washington 98119 as our mailing address and for holding our corporate records, until such time as we establish a new executive office.

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

Accounts Receivable

Trade accounts receivable are stated at amounts billed to and due from clients, net of an allowance for doubtful accounts. Credit is extended based on evaluation of a client’s financial condition, and collateral is not required.  In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. We write off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. At June 30, 2011, we deemed no accounts receivable uncollectible.

Other accounts receivable consist of non-trade receivables such as state business and occupation tax refunds, notes receivable and employee advances. These receivables are stated at amounts per invoice or agreement and due from other parties, net of an allowance for doubtful accounts. They are evaluated with the same methods as utilized for trade accounts receivable. At June 30, 2011 and 2010, we had approximately $73,000 and $6,500 in other receivables, respectively.

The balance of the bad debt allowance was approximately $34,000 for the fiscal years ended June 30, 2011 and June 30, 2010.

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

In accordance with the U.S. GAAP, all of our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized. As of June 30, 2011 and 2010, no impairment was deemed necessary.

Restricted Cash

At June 30, 2011, restricted cash of approximately $150,000 was classified as a non-current asset, pledged to support a bank credit facility. The bank credit facility was required to be issued on a capital equipment lease.

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

Treasury Stock

Shares of common stock repurchased by us are recorded at cost and are included as a separate component of stockholders’ equity. In December 2009 we retired all our treasury stock and this stock is no longer considered treasury stock, but returned to authorized and unissued stock. At June 30, 2011 and June 30, 2010, the total value of our treasury stock was zero.

Income Taxes

We accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which are recorded on our consolidated balance sheets. We must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent we believes that recovery is not likely, we must establish a valuation allowance. Changes in the valuation allowance in a period are recorded through the income tax provision on the consolidated statements of operations. The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We recognized no material adjustments in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007, we had $176,639 of unrecognized tax benefits, none of which would affect its effective tax rate if recognized.

Assets Sold or Held for Sale

We separate major classes of assets held for sale within twelve months according to ASC Topic 360 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). Major classes of assets and liabilities classified as held for sale shall be separately disclosed either on the face of the statement of financial position or in the notes to financial statements including a description of the facts and circumstances leading to the expected disposal, the expected manner and timing of the that disposal, and, if not separately presented on the face of the statement, the carrying amount(s) of the major classes of assets and liabilities included as part of the disposal group.

Our future cash flow estimates used to test recoverability have taken into account the possible outcomes that existed at the balance sheet date of June 30, 2011, including the future sale of these assets.  We have determined that none of the Assets Held for Sale were impaired and no adjustment to their carrying amounts was warranted.

We estimate a gain from the Assets Held for Sale of $2,251,669 to be recognized August 31, 2011, the closing date of the asset sale to Emerald Star.

Reclassifications

Certain amounts in the June 30, 2010 consolidated financial statements have been reclassified to conform to the June 30, 2011 discontinued operations presentation. These reclassifications had no effect on previously reported results of accumulated deficit.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP also establishes a framework for measuring fair value, and a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. Inputs may be observable or unobservable and refer broadly to the assumptions that market participants would use in pricing the asset or liability. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect our own assumptions about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. Each investment is assigned a level based upon the observability of the inputs which are significant to the overall valuation.

The three-tier hierarchy of inputs is summarized below.

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access.
Level 2 Inputs – Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments, interest rates, prepayment speeds, credit risk, yield curves, default rates and similar data.
Level 3 Inputs – Unobservable inputs for the asset or liability, to the extent relevant observable inputs are not available, representing our own assumptions about the assumptions a market participant would use in valuing the asset or liability, and would be based on the best information available.

The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety, is determined based on the lowest level input that is significant to the fair value measurement in its entirety.  All assets and liabilities are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the statements of assets and liabilities.

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

We recorded the repurchased shares on our balance sheet as treasury stock having a fair value of $1,468,609 ($0.614 per share). We determined fair value using a bid-ask regression model which uses Level 2 inputs for the determination of fair value, which take into account the quoted market price of the common stock and historic trading volumes. We recorded $205,725 on our balance sheet as a discount on the secured note, representing the difference between the fair value of the common stock repurchased ($1,468,609) and the repurchase price ($1,674,336). The discount on the Note is being amortized as interest expense using the effective interest method over the 48-month term of the Note. At June 30, 2011, the unamortized discount on the Note was approximately $83,719.

Stock-Based Compensation

We use the Black-Scholes option-pricing model to estimate the calculated value of our share-based payments. Stock options are valued as of the date of grant. The volatility assumption used in the Black-Scholes formula is based on the volatility of our common stock. The following assumptions were used to compute the fair value of option grants for the fiscal years ended June 30:

	2011	2010
Expected volatility	117-148%	148-151%
Expected dividend yield	0%	0%
Risk-free interest rate	2.54-2.96%	3.21-3.53%
Expected life	10 years	10 years

We granted 1,469,900 stock options (including 30,000 stock options to non-employees) under our incentive compensation plan for the fiscal year ended June 30, 2011, compared to 351,700 stock options under our incentive compensation plan for the fiscal year ended June 30, 2010. We issued no incentive-based restricted shares for the fiscal year ended June 30, 2011, compared to 87,500 incentive-based restricted shares for the fiscal year ended June 30, 2010.

According to the change in ownership provided by the asset sale, all outstanding stock options and restricted stock awards automatically accelerated to be 100% vested and exercisable immediately prior to the close of the asset sale. None of the outstanding stock options were exercised as their exercise prices were above the market prices for the shares.  Subsequently, all unexercised stock options were cancelled on August 31, 2011, the closing date of the asset sale.

Revenue Recognition

We recognize revenue in the period that the related services are performed and collectability is reasonably assured.  During the fiscal years ended June 30, 2011 and 2010, we derived substantially all of our revenues from laboratory services. Service contracts generally take the form of fixed-price contracts. Under fixed-price contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of contract pricing terms and/or a contract amendment. Renegotiated amounts are not included in net revenues until earned, and realization is assured. Advance payments on service contracts are treated as a deposit and applied to periodic billing during the contract period. Setup and administrative fees are billed upon contract approval. Revenues from setup and administrative fees are amortized over the life of the contract. Historically, costs are not deferred in anticipation of work on contracts after they are awarded, but instead are expensed as incurred. All out-of-pocket costs are included in expenses.

Net Loss Per Share

Basic loss per share is based upon the weighted average number of shares of our outstanding common stock. Diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method, which excludes treasury shares. There were no treasury shares at June 30, 2011.

For the years ended June 30, 2011 and 2010, we did not include common stock equivalents related to our (i) in-the-money, vested options and (ii) in-the-money warrants in the computation of diluted loss per share because we had net losses in these periods and the effect would be anti-dilutive.

The following table shows for the comparable periods the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations:

	Years Ended
	June 30,
	2011	2010

Numerator-basic and diluted net loss before discontinued operations	$(17,615)	$(14,663)
Numerator-basic and diluted net loss after discontinued operations	(706,699)	(1,382,542)

Denominator-basic or diluted weighted average number of common shares outstanding	16,909,651	17,528,746

Net loss per share before discontinued operations-basic and diluted	0.00	0.00
Net loss per share after discontinued operations-basic and diluted	$(0.04)	$(0.08)

Comprehensive Income

We have adopted U.S. GAAP standards for reporting comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income. For the years ended June 30, 2011 and 2010, our comprehensive income (loss) equaled our net income (loss). Accordingly, a statement of comprehensive income (loss) is not presented.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect that the adoption of ASU 2011-04 will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively. We do not expect that the adoption of ASU 2011-05 will have a material impact on our consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows.

3. Discontinued Operations

On August 31, 2011, we sold substantially all of our operating assets and liabilities related to our core business of providing specialty reference laboratory services and clinical biomarker services to Emerald Star Holdings, LLC, pursuant to the Asset Purchase Agreement we entered into on May 23, 2011.  The assets that we sold included all of our accounts receivable, customer contracts, equipment, intellectual property (other than intellectual property held by Newco Tech, Inc.), name and website, permits, office and equipment leases, other contracts and other rights, and at closing, Emerald Star assumed substantially all of the liabilities related to these assets and the business that we sold, including our accounts payable, obligations under our leases and contracts, tax liabilities, the remaining obligations under our $4 million secured loan, and all employee-related liabilities.

The results of operations for this sold business have been classified as “discontinued operations” in the consolidated statements of operations and cash flows and the assets and associated liabilities have been classified as “held for sale” in the consolidated balance sheets for the fiscal years ended June 30, 2011 and 2010, respectively. At closing of the asset sale, we have $2,320,013 in cash after purchase price adjustments.  The loss from “continuing operations” presented in our financial statements consists of direct expenses of maintaining the corporate structure of the two retained inactive wholly-owned subsidiaries –Newco Tech, Inc. (formerly as PBI Technology, Inc.), and Bioquant, Inc.  In addition, all legal and other fees associated with maintaining the technology assets of Newco Tech, Inc. are included in these expenses.

The following table illustrates the reporting of the discontinued operations on the face of the Statements of Operations for the years ended June 30, 2011, and June 30, 2010.

	2011	2010
Loss from continuing operations before income taxes	$(17,615)	$(14,663)
Provision for income taxes	-	-
Loss from continuing operations	(17,615)	(14,663)
Discontinued operations:
Loss from discontinued operations	(689,084)	(1,367,879)
Income tax benefit	-	-
Loss from discontinued operations, net of taxes	(689,084)	(1,367,879)
Net loss	$(706,699)	$(1,382,542)

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, in the accompanying Balance Sheets at June 30, 2011 and June 30, 2010, and consist of the following:

	2011	2010
Assets of discontinued operations:
Accounts receivable, net	$2,252,034	$1,852,987
Other receivable, net	72,878	6,500
Inventory	134,963	239,863
Prepaid expenses and other assets	327,632	698,421

Property and equipment, net	1,063,258	1,309,764
Restricted cash	150,291	-

Total assets	$4,001,056	$4,107,535

Liabilities of discontinued operations:
Accounts payable	$346,340	$605,944
Accrued liabilities	536,550	632,429
Advances from customers	842,248	408,455
Capital lease obligations	343,956	200,806
Secured note, net of discount	917,108	1,015,603

Total liabilities	$5,285,828	$5,930,026

4.           Concentration of Credit Risk

The following disclosure relates to our laboratory services business, which is classified as discontinued operations. Our largest client in fiscal 2011 individually accounted for approximately 16% of our total revenues. Our largest client in fiscal 2010 individually accounted for approximately 27% of our total revenues. This was the same client in each fiscal period. Component clients included in the largest client calculation may vary from period to period. As of June 30, 2011 and 2010, respectively, approximately 21% and 38% of our accounts receivable balance were from the two largest clients at that time. These were the same clients in each fiscal period.

The majority of our clients are pharmaceutical companies, many of which are on the list of Fortune 500 companies. For our revenue calculations, we aggregate revenues we receive from several divisions within one pharmaceutical company client as a single client. For the year ended June 30, 2011, 26% of our revenue was derived from Fortune 500 clients compared to 37% for the year ended June 30, 2010. We believe that our exposure to concentration of credit risk is very low considering the financial strength of our clients.

During fiscal 2011 and 2010, we maintained cash in three insured commercial accounts and one uninsured investment account at major financial institutions.  Although the financial institutions are considered creditworthy and have not experienced any losses on client deposits, our cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $472,022 at June 30, 2011 and by $1,361,155 at June 30, 2010.

5.           Prepaid Expenses and Other Assets– Discontinued operations

Prepaid expenses consisted of the following at June 30:

	2011	2010
Insurance	$145,761	$141,236
Service Contracts	26,801	26,676
Trade Show and Conference Fees	4,050	12,083
Security and Lease Deposits	66,508	9,759
Investments	-	468,619
Loan Payment	84,512	-
Other	-	40,048
	$327,632	$698,421

All of the prepaid expenses and other assets were purchased by Emerald Star on August 31, 2011.

6.           Property and Equipment– Discontinued operations

Property and equipment consisted of the following at June 30:

	2011	2010
Laboratory equipment	$2,461,276	$2,307,641
Computer equipment	433,216	419,328
Internal use software	233,477	233,477
Office furniture and equipment	193,931	217,645
Leasehold improvements	238,262	238,262
Total property and equipment	3,560,162	3,416,353
Less: accumulated depreciation and amortization	2,496,904	2,106,589
Net property and equipment	$1,063,258	$1,309,764

At June 30, 2011 and 2010, respectively, these amounts included assets under capital leases of $1,423,656 and $1,309,311, and related accumulated amortization of $719,417 and $473,783.  Depreciation expense for the fiscal years ended June 30, 2011 and 2010 was $414,028 and $343,716, respectively.

All of the property and equipment assets were purchased by Emerald Star on August 31, 2011.

7.  Accrued Liabilities– Discontinued operations

Accrued liabilities consisted of the following at June 30:
	2011	2010
Accrued bonuses	$-	$110,462
Accrued payroll and related payroll taxes	173,671	195,539
Accrued insurance	95,715	77,680
Accrued vacation	93,312	96,745
Accrued audit fees	77,000	73,000
Accrued board of directors fees	41,625	27,500
Accrued interest expense	13,336	5,433
Other	41,891	46,070
	$536,550	$632,429

All of these accrued liabilities were assumed by Emerald Star on August 31, 2011.

8.  Capital Lease Obligations– Discontinued operations

During fiscal 2011 and 2010, we leased laboratory and other equipment under capital lease arrangements.  The obligations under capital leases had interest rates ranging from approximately 6.5% to 19.35% and matured at various dates through 2015. As of June 30, 2010, the annual future minimum lease payments for fiscal years subsequent to June 30, 2011 were as follows:

2012	$399,544
2013	234,309
2014	40,600
2015	21,815
Total minimum payments	696,268
Less: amount representing interest	(81,260)
Obligations under capital leases	$615,008

Total minimum payments	$615,008
Less: current portion	343,956
Long-term portion	$271,052

In January 2011, we obtained financing for certain laboratory equipment under a capital lease. The cost of equipment under the capital lease was approximately $294,000 and is included in our balance sheet as property and equipment. The terms of the capital lease require an irrevocable standby letter of credit from a bank. To obtain this letter of credit facility, the bank required us to place $150,000 in deposit with the bank to serve as collateral for the credit facility, which has earned interest of $291 for the fiscal year. There are restrictions on withdrawal as long as the credit facility is in place. This capital lease has a term of two years.

All of these lease obligations were assumed by Emerald Star on August 31, 2011.

9.  Notes Payable– Discontinued operations

Secured Note

Effective September 1, 2009, we issued a secured Note in connection with our $4 million debt financing, bearing interest at 12% per annum and with a maturity date of August 31, 2013. We recorded $205,725 on our balance sheet as a discount on the Note (as the difference between the fair value of the common stock that we repurchased with the proceeds from the debt financing and the repurchase price) and we amortized this discount as interest expense using the effective interest method over the original 48-month term of the Note. With this discount, the effective interest rate on the Note was 12.727%.

In connection with the Note, the terms were:

•	Interest: The Note bears interest at 12% per annum.

•
Monthly payments: The loan is due and payable over 48 months, with the first 8 months being interest only ($40,000 per month) beginning September 30, 2009, and thereafter (beginning May 31, 2010) 40 monthly payments of principal and interest ($121,822 per month).

•
Additional Loan Rights: During the first 12 months of the term of the loan, we had the right, in our sole discretion, to obtain an additional $500,000 loan from the lender on the same terms.  We did not exercise this right.

•
Security: The loan was secured by a security interest in all of our assets. In addition, each of our subsidiaries guaranteed our obligations under the loan and granted a security interest in all of its assets.

Modification of Debt in a Nontroubled Situation

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

	Modification I	Modification II

Original effective rate	12.727%	12.725%

Present value of revised cash flows discounted at original rate	$3,629,694	$3,485,839

Carrying amount of debt (modified)	$3,618,412	$3,486,820

Difference	(0.31)%	0.03%

Summary of Secured Note

The summary of secure Note is presented below:

	2011	2010
Secured Note:

Secured Note to Mr. Giles, secured by all assets, interest at 12%, monthly payments of $40,000 interest only for 8 months, monthly payments of $121,822 principal and interest for 40 months. Two amendments were made to the secured note, effective October 1, 2010 and Effective December 1, 2010. See the amendment details in Modification of Debt in a Nontroubled Situation section above.	$3,835,538	$4,000,000

Adjustments to Loan Balance – prepaid principal amount $85,144 less minor principal balance adjustment per loan schedule $633	84,511	-

Less: Principle Payments	(890,648)	(164,462)
Less: Fair value assigned to repurchased shares of common stock (Note Discount)	(83,719)	(142,966)
Note Balance	$2,945,682	$3,692,572

Less: Current Portion	(917,108)	(1,015,603)
Long-Term Portion	$2,028,574	$2,676,969

Future maturities on long-term debt as of June 30, 2011 are as follows:

Fiscal Year 2012	$943,173
Fiscal Year 2013	1,058,176
Fiscal Year 2014	310,259
Fiscal Year 2015	717,793
Total	$3,029,401

As of June 30, 2011, the amount of the long-term note payable was stated at contract amount which approximates fair value based on current interest rates.

On August 31, 2011, Emerald Star assumed the Secured Note payment obligations and the security interests in our assets and in the assets of our subsidiaries were terminated.

10.   Income Taxes

The income tax expense reconciled to the tax expense computed at the statutory rate was approximately as follows during the years ended June 30:

	2011	2010
Income Tax/(Benefit) computed at federal statutory rate	$(240,000)	$(470,000)
Permanent differences	24,000	28,000
Other	309,000	(125,000)
Increase/(Decrease) in valuation allowance	$(93,000)	$567,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our net deferred tax assets are approximately as follows at June 30:

Net deferred tax asset:
Net operating loss carryforward	$5,475,000	$5,678,000
Research and experimentation credit	326,000	326,000
Stock based compensation	320,000	234,000
Accrued liabilities	20,000	21,000
Allowance for bad debts	12,000	12,000
Depreciation and amortization	21,000	(4,000)
	6,174,000	6,267,000
Less valuation allowance	(6,174,000)	(6,267,000)
	$-	$-

At June 30, 2011, operating loss carryforwards of approximately $16 million expiring through 2031 are available to offset future taxable income. For financial reporting purposes, a valuation allowance of approximately $6,174,000 has been recognized to offset the deferred tax asset due to the uncertainty of future utilization of net operating loss (NOL) carryforwards and realization of other deferred tax assets. For the fiscal year ended June 30, 2011, the valuation allowance was decreased by approximately $93,000. For the fiscal year ended June 30, 2010, the valuation allowance was increased by approximately $567,000, respectively.

Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than 50% change in ownership). We estimate a gain from the Assets Held for Sale of approximately $2,251,669 to be recognized August 31, 2011, the date the asset purchase closed.  This gain will produce an estimated tax asset of approximately $765,568 which will be booked to deferred tax asset and will consume the majority of the NOL attributable to Bio-Newco, Inc. (formerly Pacific Biomarkers, Inc., a Washington corporation). These estimates are based on the results of operations through June 30, 2011 and will change as a result of continued operations through the date of the asset purchase on August 31, 2011.  As a result of these provisions, the results of the asset sale, utilization of the NOL and credit carryforwards may be limited.

11.  Stock Incentive Plans and Stock Based Compensation

1996 Stock Incentive Plan

Our 1996 Stock Incentive Plan (the “1996 Plan”) provided for the issuance of up to 1,800,000 shares of common stock under this Plan. Options granted under the 1996 Plan may have been either incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code, or nonqualified options. Our 1996 Stock Incentive Plan expired by its terms on July 9, 2006, but outstanding options and awards previously granted under the 1996 Plan continued in accordance with their terms.  Upon closing of the asset sale on August 31, 2011, all outstanding options under the 1996 Plan terminated.

2005 Stock Incentive Plan

We have a Stock Incentive Plan (the “2005 Plan”) with 3,000,000 shares of common stock reserved for issuance under this Plan. Options granted under the Plan may be either incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code, or nonqualified options. We may also grant restricted stock awards. The option price of each incentive stock option granted shall not be less than the fair market value of the underlying common stock on the grant date, and will expire no later than ten years following the date of grant. With respect to nonqualified options, the exercise price and term shall be determined at the discretion of the Board. However, the exercise price shall not be less than the fair market value of the underlying common stock on the grant date, and the term will not exceed a period of ten years.  The options generally vest over a range of three to five years. As of June 30, 2011, 319,168 shares of common stock remained available for future grant under the 2005 Plan.  Upon closing of the asset sale on August 31, 2011, all outstanding options under the 2005 Plan terminated and the underlying shares returned to the plan, available for future reissuance.

The following is a summary of the activity in the 1996 and 2005 Plans for the year ended June 30, 2011:

Stock Options

	Number of Options	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at July 1, 2009	1,430,385	$0.76
Granted	351,700	0.77
Cancelled/Forfeited	(21,607)	0.68
Reinstated	121,178	0.81
Outstanding at July 1, 2010	1,881,656	0.76
Granted	1,469,900	0.36
Exercised	(-)	-
Cancelled/Forfeited	(294,265)	0.54
Outstanding at June 30, 2011	3,057,291	0.59	6.6	$-
Vested and expected to vest at June 30, 2011	3,057,291	0.59	6.6	-
Exercisable at June 30, 2011	1,924,841	$0.69	3.3	$-

As of June 30, 2011, outstanding options had exercise periods which expire over the following time periods:

		Weighted Average
		Remaining Life
Exercise Price	Number Outstanding	(in years)	Number Exercisable

$0.27	30,000	9.5	-
$0.34	762,425	9.0	254,600
$0.39	600,000	9.3	150,000
$0.41	181,158	7.3	166,100
$0.51	21,922	1.2	21,922
$0.60	139,325	8.0	93,092
$0.70	1,000	3.2	1,000
$0.81	40,761	2.4	40,761
$0.81	765,168	2.6	765,168
$0.86	125,000	4.0	125,000
$0.88	200,000	8.3	116,666
$0.90	1,000	2.5	1,000
$0.90	1,000	2.7	1,000
$0.96	65,000	3.5	65,000
$0.99	95,532	5.2	95,532
$1.01	1,000	3.0	1,000
$1.15	25,000	4.5	25,000
$1.75	2,000	2.4	2,000
	3,057,291	6.6	1,924,841

As of June 30, 2011, the weighted average contractual life remaining of options outstanding at June 30, 2010 was approximately 7 years.  Upon closing of the asset sale on August 31, 2011, all outstanding stock options automatically terminated.

Restricted Stock

	Number of RS awards	Weighted Average Grant Date Fair Value per share
RS unvested at July 1, 2009	-	$-
Granted	293,000	0.64
Vested	(53,355)	0.66
Forfeited	-	-
RS unvested at July 1, 2010	239,645	0.63
Granted	-	-
Vested	(53,336)	0.63
Forfeited	-	-
RS unvested at June 30, 2011	183,309	$0.63

Stock Based Compensation

We granted 839,900 equity-based payment awards with an exercise price of $0.34, 600,000 equity-based payment awards with an exercise price of $0.39 and 30,000 equity-based payment awards to non-employees with an exercise price of $0.27 under our incentive compensation plan for the fiscal year ended June 30, 2011, compared to 151,700 equity-based payment awards with an exercise price of $0.60 and 200,000 equity-based payment awards with an exercise price of $0.88 for the fiscal year ended June 30, 2010. The fair value of options granted during fiscal 2011 was $496,768. The fair value of options granted during fiscal 2010 was $248,788. We did not grant any incentive-based restricted shares for the fiscal year ended June 30, 2011, compared to 293,000 incentive-based restricted shares for the fiscal year ended June 30, 2010 at fair value of $186,300.

Compensation expense for share-based awards for the fiscal years ended June 30, 2011 and 2010 was included in our consolidated statements of operations – discontinued operations as follows:

	Fiscal year ended
	June 30, 2011	June 30, 2010

Cost of sales	$15,844	$6,743

Selling and administrative expenses	237,800	104,875

Total compensation expense	$253,644	$111,618

Modification of Stock Based Compensation

In August 2011 our outstanding stock options and restricted stock awards were automatically modified under the terms of our stock plans, in conjunction with the asset sale. This modification consisted of automatic accelerated vesting of all outstanding stock options and restricted stock awards and subsequent cancellation of stock options. These modifications resulted in additional compensation expense of $455,614 that we recognized in the first quarter of fiscal 2012. We accounted for the modifications of equity-based awards in accordance with ASC Topic 718.

12.  Stock Purchase Warrants

The following is a summary of the activity in stock warrants for the year ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price per share

Outstanding at June 30, 2010	2,566,677	$0.72

Issued	-	-
Exercised	-	-
Expired	1,108,298	1.05

Outstanding at June 30, 2011	1,458,379	$0.46
Exercisable at June 30, 2011	1,458,379	$0.46

As of June 30, 2011, outstanding stock warrants had exercise periods which expire over the following time periods:

		Weighted Average
		Remaining Life
Exercise Price	Number Outstanding	(in years)	Number Exercisable

$0.50	100,000	2.18	100,000
$0.51	117,625	1.16	117,625
$0.85	5,000	2.38	5,000
$0.95	5,000	2.14	5,000
$0.95	5,000	2.34	5,000
$1.00	5,000	2.18	5,000
$1.10	5,000	2.12	5,000
$1.17	20,000	4.36	20,000
$1.17	5,000	4.44	5,000
$1.17	10,000	4.53	10,000
$1.60	1,180,754	0.19	1,180,754
	1,458,379	2.55	1,458,379

We did not have any "in the money" options or warrants as of June 30, 2011; therefore the intrinsic value is zero.

13.  Commitments and Contingencies

Certain conditions may exist on the date the financial statements are issued, which may result in a loss to us but which will only be resolved when one or more future events occur or fail to occur. Our management and our legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, our legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Operating Leases

On January 20, 1998, we entered into a non-cancelable operating lease for office facilities and laboratory space. Under the current lease we are responsible for our proportionate share of real estate taxes, insurance and common area maintenance costs. The office lease was renewed per agreement with the lessor on April 1, 2007, effective November 1, 2007. The monthly rent under the lease was $22,278, and the monthly rental rate increases approximately three percent on each November 1 for the remainder of the term. The lease term expires October 31, 2012.  This lease was assigned to Emerald Star on August 31, 2011.

On August 1, 2009, we entered into a non-cancelable operating lease for our biomarker services laboratory. Under the current lease we are responsible for our proportionate share of real estate taxes, insurance and common area maintenance costs. The current monthly rent under the lease is $5,245. The lease term was 24 months and expired August 31, 2011.  We vacated these premises on August 29, 2011.

Rent expense was $328,420 and $324,296 for the years ended June 30, 2011 and 2010, respectively.

Security Interest

In connection with our secured note agreement, we granted to Mr. Giles a security interest in all of our assets. In addition, each of our subsidiaries guaranteed our obligations under the loan and granted a security interest in all of its assets. The loan agreement provides a waiver of security interest in purchases of equipment that may be financed by other means such as leasing.  On August 31, 2011, these security interests in our assets and in the assets of our subsidiaries were terminated.

14.  Retirement Plan

We have a 401(k) Plan that was reopened to employees in May 2005. The 401(k) Plan covers all employees over the age of 21 with 1,000 hours of service in a 12-month eligibility computation. We make a contribution equal to one-half of the employee’s contribution up to the maximum of 6%. We temporarily suspended the company match effective January 1, 2011. This measure was taken as part of our overall company expense reduction effort that began in December 2010. We can make discretionary contributions as determined by its board of directors, not to exceed the amount permissible under the Internal Revenue Code. We have not made any discretionary contributions since the plan was reopened. For the fiscal year ended June 30, 2011, our matching expense was $43,772 and 401(k) payable balance as of June 30, 2011 was $0. The plan was transferred to Emerald Star on August 31, 2011.

15. Subsequent Events

As described in Note 3 above, on August 31, 2011, we consummated the sale of our operating assets to Emerald Star.  We include disclosures in the notes and elsewhere in this report about the asset sale, which occurred subsequent to the end of the 2011 fiscal year.

As described in Note 11 above, regarding “Modification of Stock Based Compensation”, immediately prior to closing of the asset sale, all outstanding stock options and restricted stock awards accelerated to be 100% vested and exercisable immediately prior to the close of the asset sale.  None of the outstanding stock options were exercised as their exercise prices were above the market prices for the shares.  Subsequently, all unexercised stock options were automatically terminated on August 31, 2011.  For any employees whose restricted stock awards vested, the board of directors authorized the cancellation of a portion of their restricted shares in satisfaction of the withholding taxes due on the vesting of such shares. A total of 113,500 shares of stock were cancelled.

On September 16, 2011, our newly constituted board of directors approved compensation for the directors, consisting of a grant of performance based stock options and cash compensation. Specifically, the Board approved an award of 3-year stock options for 100,000 shares of common stock to each director at an exercise price of $0.30 per share. These options are performance based such that they would vest and become exercisable only upon consummation of an acquisition transaction with an operating company, with the effect of the transaction that NorWesTech would longer be deemed a shell company. The Board also approved monthly cash compensation to each director in the amount of $1,500.