Form 10-Q
period 2011-09-30
NorWesTech, Inc.
filed 2011-11-14
CIK 1020475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File No. 0-21537

NorWesTech, Inc.
(Exact name of registrant as specified in its charter)

Delaware	93-1211114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 West Harrison Street Seattle, Washington (Address of principal executive offices)	98119 (Zip Code)
(206) 436-3945 (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☒  No ☐
As of November 10, 2011, there were 16,796,151 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

NORWESTECH, INC.

INDEX TO FORM 10-Q

Page
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2011 (unaudited) and June 30, 2011	4

Consolidated Statements of Operations for the three months ended September 30, 2011 and September 30, 2010 (unaudited)	5

Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and September 30, 2010 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 4 - CONTROLS AND PROCEDURES	17

PART II - OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 6 - EXHIBITS	18

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

For a discussion of some of the factors that may affect our business, results and prospects, see the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports previously filed with the Securities and Exchange Commission, including our periodic reports on Forms 10-K, 10-Q and 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

NORWESTECH, INC.
CONSOLIDATED BALANCE SHEETS
	September 30,	June 30,
ASSETS	2011	2011
	(unaudited)
Current assets:
Cash and cash equivalents	$2,320,139	$870,726
Other receivables	5,039	-
Assets held for sale	-	4,001,056
Total current assets	2,325,178	4,871,782

Total assets	$2,325,178	$4,871,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$-	$345
Accrued liabilities	32,692	-
Liabilities held for sale	-	5,285,828
Total current liabilities	32,692	5,286,173

Total liabilities	32,692	5,286,173

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,796,151 shares issued and outstanding at September 30, 2011, 16,909,501 shares issued and outstanding
at June 30, 2011	167,961	169,096
Additional paid-in-capital	28,443,161	27,974,271
Accumulated deficit	(26,318,636)	(28,557,758)
Total stockholders' equity (deficit)	2,292,486	(414,391)

Total liabilities and stockholders' equity	$2,325,178	$4,871,782

See accompanying notes to these consolidated financial statements.

NORWESTECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended
	September 30,
	2011	2010

Revenues	$-	$-

Laboratory expenses and cost of sales	-	-
Gross profit	-	-

Operating expenses:
Selling, general and administrative	38,114	8,368

Operating loss	(38,114)	(8,368)

Other income	95	-

Net loss from continuing operations before tax expense	(38,019)	(8,368)
Income tax expense	-	-
Net loss from continuing operations	(38,019)	(8,368)

Discontinued operations:
Loss from discontinued operations	(1,125,157)	(193,995)
Income on asset sale	4,041,391	-
Income tax expense	-	-
Income (loss) from discontinued operations	2,916,234	(193,995)

Net income (loss) after discontinued operations	$2,878,215	$(202,363)

Net loss per share from continuing operations before income tax	$-	$-
Income tax expense (per share)	-	-
Net loss per share before discontinued operations	-	-
Income (loss) per share from discontinued operations	0.17	(0.01)
Net income (loss) per share after discontinued operations	$0.17	$(0.01)

Weighted average common shares outstanding, basic and diluted:	16,891,044	16,909,501

See accompanying notes to these consolidated financial statements.

NORWESTECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net loss from continuing operations	$(38,019)	$(8,368)
Income (loss) from discontinued operations	2,916,234	(193,995)

Reconciliation of net loss to net cash provided by (used in) operating activities:
Compensation expense from restricted shares and options	1,024	-
Changes in assets and liabilities:
Other receivable	1,960	-
Accrued liabilities	32,692	-

Net cash used in operating activities (continuing operations)	(2,343)	(8,368)
Net cash provided by (used in) operating activities (discontinued operations)	2,991,616	(37,842)
Net cash provided by (used in) operating activities	2,989,273	(46,210)

Cash flows from investing activities:

Net cash used in investing activities (continuing operations)	-	-
Net cash used in investing activities (discontinued operations)	(1,295,516)	(8,136)
Net cash used in investing activities	(1,295,516)	(8,136)

Cash flows from financing activities:

Net cash used in financing activities (continuing operations)	-	-
Net cash used in financing activities (discontinued operations)	(244,344)	(301,073)
Net cash used in financing activities	(244,344)	(301,073)

Net increase (decrease) in cash and cash equivalents	1,449,413	(355,419)

Cash and cash equivalents, beginning of period	870,726	1,861,155

Cash and cash equivalents, end of period	$2,320,139	$1,505,736

Supplemental Information:
Cash paid during the period for interest	$105,808	$87,002
Cash paid during the period for income tax	$-	$-

Non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$-	$-
Capital expenditures funded by accounts payable	$-	$-

See accompanying notes to these consolidated financial statements.

NORWESTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.  Organization and Basis of Presentation

As of September 1, 2011, NorWesTech, Inc., a Delaware corporation (the “Company”) became a non-operating public shell company.  Our assets primarily consist of cash and certain intellectual property assets, and our primary focus is to seek an acceptable operating company with which we can complete a business combination.  Prior to September 1, 2011, we were a provider of specialty reference laboratory services to the pharmaceutical and diagnostics industries. The Company was incorporated in Delaware in May 1996. The Company’s wholly-owned subsidiaries are Bio-Newco, Inc. (formerly known as Pacific Biomarkers, Inc., a Washington corporation), Newco Tech, Inc. (formerly known as PBI Technology, Inc.), a Washington corporation, and BioQuant, Inc., a Michigan corporation. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. All references in this report to “we,” “our,” “us” or similar expressions are to the Company and its wholly-owned subsidiaries.

On August 31, 2011, we sold substantially all of our operating assets to Emerald Star Holdings, LLC pursuant to the terms of the Asset Purchase Agreement that we entered into on May 23, 2011.  The asset sale was approved by stockholders holding a majority of our outstanding shares of common stock at our special meeting of stockholders held on August 29, 2011.  Under the terms of the Asset Purchase Agreement, at closing of the asset sale we received approximately $2.32 million in cash from Emerald Star.  See “Note 3. Discontinued Operations” below.

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

2.	Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the three-month period ended September 30, 2011 compared to what was previously disclosed in the our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax laws and rates that are expected to be in effect when the differences are expected to be recovered. We provide a valuation allowance for deferred tax assets due to the uncertainty of realization.  The gain from the asset purchase completed on August 31, 2011 has produced an estimated deferred tax asset of approximately $1,374,000 which has been applied to net operating loss carryforward of approximately $5,475,000 at June 30, 2011, leaving an approximate balance of net operating loss carryforward of $4,101,000 at September 30, 2011.

Revenue Recognition

We recognize revenue in the period when the related services are performed and collectability is reasonably assured.  As of September 30, 2011, we do not have any operations and do not anticipate recognizing revenue until we complete an acquisition with an operating company.  During the 2011 fiscal year and in the first quarter of fiscal 2012 through August 31, 2011, we derived substantially all of our revenues from laboratory services (reported on our financial statements under “discontinued operations”). Those service contracts generally took the form of fixed-price contracts. Under fixed-price contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of contract pricing terms and/or a contract amendment. Renegotiated amounts are not included in net revenues until earned, and realization is assured. Advance payments on service contracts are treated as a deposit and applied to periodic billing during the contract period. Setup and administrative fees are billed upon contract approval. Revenues from setup and administrative fees are amortized over the life of the contract. Historically, costs are not deferred in anticipation of work on contracts after they are awarded, but instead are expensed as incurred. All out-of-pocket costs are included in expenses.

  Net Income (Loss) per Share

Basic income (loss) per share is based upon the weighted average number of our outstanding common shares. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method, which excludes treasury shares.  There were no treasury shares at September 30, 2011.

The net income and loss per common share for the quarters ended September 30, 2011 and 2010 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include 400,000 options and 277,625 warrants outstanding at September 30, 2011; however, such securities have been included in the calculation of net income, but have not been included in the calculation of the net loss per common share as their effect would be antidilutive.

The following table is a reconciliation of the numerator (net income or loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	Three months ended
	September 30,
	2011	2010

Numerator-basic and diluted net loss before discontinued operations	$(38,019)	$-
Numerator-basic and diluted net income (loss) after discontinued operations	2,878,215	(202,363)

Denominator-basic or diluted weighted average number of common shares outstanding	16,891,044	16,909,501

Net loss per share before discontinued operations-basic and diluted	$-	$-
Net income (loss) per share after discontinued operations-basic and diluted	$0.17	$(0.01)

The reduction in shares outstanding for the quarter ended September 30, 2011, compared to the quarter ended September 30, 2010, reflects the cancelation of 113,500 shares of common stock in satisfaction of withholdings tax obligations for restricted stock held by certain employees, which vested upon closing of the asset sale.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income. For the quarters ended September 30, 2011 and 2010, our comprehensive loss equaled our net loss. Accordingly, a statement of comprehensive loss is not presented.

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

Reclassifications

Certain amounts in the September 30, 2010 consolidated financial statements have been reclassified to conform to the September 30, 2011 discontinued operations presentation. These reclassifications had no effect on previously reported results of accumulated deficit.

Accounting Changes and Recent Accounting Pronouncements

Initial Application of Accounting Standards

In the first quarter of fiscal 2012, we adopted the following accounting standards, none of which had a material impact on our financial position, results of operations or cash flows:

•	In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.

•
In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and disclosure Requirements in U. S. GAAP & IFRS,” which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.

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

The results of operations for this sold business have been classified as “discontinued operations” in the consolidated statements of operations and cash flows and the assets and associated liabilities have been removed as of the close of the asset sale on August 31, 2011 in the consolidated balance sheets for the fiscal quarters ended September 30, 2011 and 2010, respectively. At closing of the asset sale, we received $2,320,013 in cash after purchase price adjustments.  The net income from presented in our financial statements consists of a calculated gain from purchase of our assets under “discontinued operations”, less “continuing operations” direct expenses of maintaining the corporate structure of the two retained inactive wholly-owned subsidiaries –Newco Tech, Inc. (formerly as PBI Technology, Inc.), and Bioquant, Inc.  In addition, all legal and other fees associated with maintaining the technology assets of Newco Tech, Inc. are included in these expenses.

4.	Credit Risk

With the discontinuation of operations effective August 31, 2011, we no longer maintain client accounts.  Therefore, we believe that our exposure to concentration of credit risk is zero.

We maintain cash in one insured commercial account at major financial institution. Although the financial institutions are considered creditworthy and have not experienced any losses on client deposits, our cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $472,022 at June 30, 2011 and by $2,070,139 at September 30, 2011. The FDIC limits per insured account is $250,000.

5.  Stock Based Compensation

During the quarter ended September 30, 2011, following the closing of the asset sale, we granted performance-based stock options for a total of 400,000 shares to the current members of our board of directors. The options have a term of three years, have an exercise price of $0.30 per share and vest and become exercisable only upon consummation of an acquisition transaction with an operating company, with the effect of the transaction that NorWesTech would no longer be deemed a shell company.  In comparison, during the quarter ended September 30, 2010, we granted 1,439,900 time-based stock options with no performance-based vesting condition.  All options grants were made out of our 2005 Stock Incentive Plan.

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

	2011	2010
Expected volatility	194%	117%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.08%	2.96%
Expected life	3 years	10 years

The weighted average fair value on the date of the option grant was $105,360 for the quarter ended September 30, 2011. The total unrecognized share-based compensation costs related to stock options outstanding at September 30, 2011 was $104,336 and is expected to be recognized over a weighted average period of approximately 2.9 years.

A summary of option activity from July 1, 2011 through September 30, 2011 is presented below:

	Number of Options	Weighted Average Exercise Price per share
Options outstanding at July 1, 2011	3,057,291	$0.59
Granted	400,000	0.30
Canceled	(3,057,291)	0.59
Exercised	-	-
Options outstanding at September 30, 2011	400,000	0.30
Exercisable outstanding at September 30, 2011	-	$-

Restricted Stock

Our 2005 Stock Incentive Plan authorizes the Board to make awards of Restricted Stock.  Over the past several years, we granted awards of Restricted Stock to certain officers, directors and employees.  The fair value of our Restricted Stock awards is based on the grant-date fair market value of the common stock, which equals the grant date market price. We did not grant any Restricted Stock awards during the first quarter of fiscal 2012. Upon closing the asset purchase on August 31, 2011, all prior outstanding awards of Restricted Stock automatically accelerated and become fully vested and we recorded an additional $22,553 in compensation expense.  In connection with the vesting of these Restricted Stock awards, we cancelled 113,500 shares in satisfaction of withholdings tax obligations for certain officers and employees in the amount of $22,700. As of September 30, 2011, we had zero unrecognized compensation cost related to Restricted Stock awards.

A summary of Restricted Stock activity from July 1, 2011 through September 30, 2011 is presented below:

	Number of RS awards	Weighted Average Grant Date Fair Value per share
RS nonvested at July 1, 2011	183,309	$0.63
Granted	-	-
Vested	(183,309)	0.63
Forfeited	-	-
RS nonvested at September 30, 2011	-	$-

Compensation expense for share-based awards was $490,455 and $64,951 for the three months ended September 30, 2011 and 2010, respectively. Amounts were included in our consolidated statements as follows:

	Three months ended	Three months ended
	September 30, 2011	September 30, 2010
Cost of sales	$18,801	$3,703
Selling and administrative expenses	471,654	61,248
Total compensation expense	$490,455	$64,951

Modification of Stock Based Compensation

On August 31, 2011 our outstanding stock options and restricted stock awards were automatically modified under the terms of our stock plans, in conjunction with the asset sale. This modification consisted of automatic accelerated vesting of all outstanding stock options and restricted stock awards and subsequent cancellation of 3,057,291 stock options from discontinued operations. These modifications resulted in additional compensation expense of $489,431 that we recognized in current quarter of fiscal 2012. We accounted for the modifications of equity-based awards in accordance with ASC Topic 718.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Investors should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes in this Form 10-Q and our audited financial statements and related notes for the year ended June 30, 2011, included in our Annual Report on Form 10-K.

Overview

Continuing Business

Effective September 1, 2011, we are classified as a non-operating shell corporation, because we have no active operations and our assets primarily consist of the net cash proceeds we received from the asset sale, and we also continue to own certain dormant technology and intellectual property assets.  Our primary focus is to seek an acceptable operating company with which we can complete a business combination, whether by merger, acquisition or other business combination by using a combination of capital stock, cash on hand, or other funding sources, if available.  We intend to devote substantially all of our time to identifying potential merger or acquisition candidates.  None of our officers or directors is working for us on a full-time basis.  We cannot predict whether or when we will enter into such a transaction or what the terms of such a transaction would be.

Our board of directors, which was reconstituted upon the asset sale, is evaluating the future business plan for our company, including strategies for exploring and evaluating potential future business combination opportunities.  Such transaction, if it were to arise, could take a number of different forms, but most likely would be with a private company that would be looking to become public and gain access to funding in the capital markets.  As of the date of this Quarterly Report, we have no current acquisition targets or specific plans.  Two of our directors, Mr. Fred Burstein and Mr. Andrew Ecclestone, are currently on the board of directors of another public shell company, Tempco, Inc.

Discontinued Operations; Cessation of Laboratory Services Business

During our fiscal year ended June 30, 2011 and through August 31, 2011, we were a provider of specialty reference laboratory services to the pharmaceutical, biotechnology, and diagnostics industries.  Our clients included a number of the world’s largest multi-national pharmaceutical, biotechnology and diagnostic companies. Our well-recognized specialty areas included cardiovascular disease, diabetes, obesity, and rheumatology and bone diseases including osteoporosis as well as osteoarthritis and rheumatoid arthritis.  Coupled with our specialty testing, we had central laboratory capability and provided full-service central laboratory support for multi-center clinical trials, including routine safety lab tests.  We also performed clinical biomarker services for novel biomarkers, as well as custom assay services for our pharmaceutical and biotechnology clients.  We conducted our business primarily through our wholly-owned subsidiary, Pacific Biomarkers, Inc., a Washington corporation. On August 31, 2011, we sold all of this business and our operating assets to Emerald Star Holdings, LLC.

Our company is a Delaware corporation, incorporated in May 1996.

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

There have been several material changes to our critical accounting policies and estimates since the end of our 2011 fiscal year due to the sale of assets of the operating portion of the business completed August 31, 2011.  We no longer have revenue, debt financing or tangible assets with useful lives.  In future filings we intend to reduce the critical accounting policy list to items that we consider critical to our continuing operations of the shell company.   The five critical accounting policy items disclosed in our Annual Report on Form 10-K, for the fiscal year ended June 30, 2011:

●           assets sold or held for sale
●           revenue recognition;
●           fair value measurements – debt financing;
●           stock-based compensation; and
●           useful life of tangible assets.

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

Results of Continuing Operations for the Three Months Ended September 30, 2011 and 2010

During the first quarter of fiscal 2012 and 2011, we generated no revenue from continuing operations and incurred the following expenses:

	Three months ended
Dollars in actual amounts, not rounded	September 30,
	2011	2010

Revenue	$-	$-

NorWesTech Inc. Operating Expenses:
Selling, General and Administrative Expense
Board Fees	6,000	-
Consulting Expense	2,000	-
Employee Options/Restricted Shares	1,024	-
Insurance Other	2,192	-
Legal	8,750	-
Accounting Services	11,250	-
Public Co./Prof. Service	2,500	-
Miscellaneous	602	-

Bioquant Inc. Operating Expenses:
Selling, General and Administrative Expense
Other Taxes	-	1,600

Newco Tech Inc. Operating Expenses:
Selling, General and Administrative Expense
Legal	3,796	6,768

Total Operating Expenses	38,114	8,368

NorWesTech Inc. Interest Income	(95)	-

Net Loss from Continuing Operations	$(38,019)	$(8,368)

We currently estimate our annual operating expenses for the public shell will be approximately $200,000.  These operating expenses include expenses for maintaining the public company (including accounting, legal, auditing and filing costs), D&O insurance, Board compensation expense, corporate maintenance for us and our subsidiaries, and expenses associated with our technology assets.  In addition, for the quarter ended September 30, 2011, we also incurred certain one-time expenses associated with post-closing matters following the asset sale.  The actual amount of our annual operating expenses may be different from these estimates.

Gain from sale of assets and tax benefit

We estimated a gain from the Assets Held for Sale at June 30, 2011 of approximately $2,252,000.  The actual gain recognized increased to approximately  $4,041,000 on August 31, 2011, the date the asset purchase closed.  The increase in gain was mainly due to a net decrease in assets from approximately $4.3 million to $2.7 million.  The components of this change were conversion of approximately $2.2 million in accounts receivable to approximately $1.1 million in accounts receivable as those outstanding balances were paid; other receivables, fixed assets and other assets decreased by approximately $315,000 and total liabilities decreased by approximately $158,000. This gain will produce an estimated deferred tax asset of approximately $1,374,000 which has been applied to deferred tax asset and will consume the majority of the NOL attributable to Bio-Newco, Inc. (formerly Pacific Biomarkers, Inc., a Washington corporation). These estimates are based on the results of operations through September 30, 2011 and may change as a result of continued operations through the end of the fiscal year.  As a result of these provisions, the results of the asset sale, utilization of the NOL and credit carryforwards may be limited.  Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than 50% change in ownership).

Results of Discontinued Operations for Three Months Ended September 30, 2011 and 2010

Due to the asset sale of the operation on August 31, 2011, the comparable quarter comparisons throughout this 10-Q are less useful.  The period ended September 30, 2011 consists of two months of discontinued operations for the quarter and the prior period ended September 30, 2010 consists of three months of discontinued operations.

Revenue from Discontinued Operations:

	Three Months Ended September 30,		$	%
Dollars in thousands, rounded to nearest thousand	2011	2010	Change	Change

Revenue	$907	$2,854	(1,947)	(68)

With respect to our discontinued operations (clinical pharmaceutical trials testing and novel biomarker development services), our revenue decreased approximately 68% to $907,000 from $2,854,000 between the quarter ended September 30, 2011 (reflecting two months of operations) and the quarter ended September 30, 2010. For the quarter ended September 30, 2010, we benefited from a large contract with one of our clients in the cardio-vascular therapeutic area. We had no comparable large contract in the first quarter of fiscal 2012.  We also saw strong levels of testing revenue in osteoporosis, dyslipidimia and rheumatoid arthritis therapeutic areas, as well as an increase in clinical biomarker services.

Laboratory Expense and Cost of Goods Sold from Discontinued Operations:

	Three Months Ended September 30,		$	%
Dollars in thousands, rounded to nearest thousand	2011	2010	Change	Change

Laboratory Expenses and Cost of Goods Sold	$790	$1,679	(889)	(53)
Percentage of Revenue	87%	59%

With respect to our discontinued operations, laboratory expense and cost of goods sold decreased by approximately $889,000, or 53%, to $790,000 for the quarter ended September 30, 2011 (reflecting two months of operations), from $1,679,000, for the quarter ended September 30, 2010. Laboratory expense and cost of goods sold as a percentage of revenue increased to approximately 87% from 59% for the comparable quarters.

Selling, General and Administrative Expense from Discontinued Operations:

	Three Months Ended September 30,		$	%
Dollars in thousands, rounded to nearest thousand	2011	2010	Change	Change

Selling, General and Administrative Expense	$1,157	$1,214	(57)	(5)
Percentage of Revenue	128%	43%

With respect to our discontinued operations, our selling, general and administrative expense decreased 5% to approximately $1,157,000 for the quarter ended September 30, 2011 (reflecting two months of operations), from $1,214,000 for the quarter ended September 30, 2010. As a percentage of revenue, selling, general and administrative expense was 128% and 43%, respectively, for the quarters ended September 30, 2011 and 2010.

Other Income (Expense) from Discontinued Operations:

	Three Months Ended September 30,		$	%
Dollars in thousands, rounded to nearest thousand	2011	2010	Change	Change

Other Income (Expense)	$3,957	$(155)	4,112	2656
Percentage of Revenue	436%	(5)%

With respect to our discontinued operations, we had other income of approximately $3,957,000 for the quarter ended September 30, 2011, compared to other expense of approximately $155,000 for the quarter ended September 30, 2010. The main components of other income/expense for the quarter ended September 30, 2011 was income on asset sale of approximately $4,041,000 and interest expense of approximately $77,000 compared to approximately $140,000 interest expense in the comparable fiscal period last year.

Net Income (Loss) from Discontinued Operations:

	Three Months Ended September 30,		$	%
Dollars in thousands, rounded to nearest thousand	2011	2010	Change	Change

Net Income (Loss)	$2,916	$(194)	3,109	1603
Percentage of Revenue	322%	(7)%

With respect to our discontinued operations, we had a net income of approximately $2,916,000 for the quarter ended September 30, 2011 (representing two months of operations) compared to approximately $(194,000) net loss for the quarter ended September 30, 2010.

Liquidity and Capital Resources:

We received approximately $1,244,000 in cash and derived another $1,076,000 in existing cash balances to total $2.32 million upon the closing of the sale of substantially all of our assets to Emerald Star Holdings, LLC on August 31, 2011.  At closing, Emerald Star assumed substantially all of the liabilities related to these assets and the business being sold, including our accounts payable, obligations under our leases and contracts, tax liabilities, the remaining obligations under our $4 million secured loan, and all employee-related liabilities.

As of September 30, 2011, we had cash and cash equivalents of approximately $2.32 million, and all balances of our asset and liability accounts related to our discontinued operations were zero as a consequence of the asset sale completed on August 31, 2011.

We believe that our cash resources will be sufficient to cover our operating needs for the foreseeable future while we are looking to identify potential merger or acquisition candidates. Our auditors informally advised us that if the asset sale had not been completed, they likely would have had to qualify their audit report on our financial statements to indicate that there could be a substantial doubt about our ability to continue as a going concern.  With the asset sale completed, $2.32 million in cash and reduced annual expenses of maintaining the public company, no going concern issues remain.

We currently estimate our annual operating expenses will be approximately $200,000. These operating expenses include expenses for maintaining the public company (including accounting, legal, auditing and filing costs), D&O insurance, Board compensation expense, corporate maintenance for us and our subsidiaries, and expenses associated with our technology assets.  The actual amount of our annual operating expenses may be different from these estimates.

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

Net cash used in operating activities for the quarter ended September 30, 2011 was $2,343 compared to net cash used in operating activities for the year ended September 30, 2010 of $8,368.  These expenses were for accounting, legal, insurance expenses and board compensation for the quarter ended September 30, 2011.  Expenses for the quarter ended September 30, 2010 were for legal services.

We had no net cash provided by or used in investing activities or in financing activities in the quarter ended September 30, 2011 and 2010 related to our continuing operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

ITEM 4.          CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) accumulated and communicated to management, including our President and Treasurer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues if any, within a company have been detected.

As of the end of the period covered by this Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was carried out under the supervision and with the participation of management, including our President and Treasurer. Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective at September 30, 2011.

During the quarterly period covered by this report, there were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As described in Note 5 above, regarding “Modification of Stock Based Compensation”, immediately prior to closing of the asset sale, all outstanding stock options and restricted stock awards accelerated to be 100% vested and exercisable immediately prior to the close of the asset sale.  None of the outstanding stock options were exercised as their exercise prices were above the market prices for the shares.  Subsequently, all unexercised stock options were automatically terminated on August 31, 2011.  Upon closing of the asset sale, with Board approval, several employees whose restricted stock awards vested surrendered a portion of their restricted shares to us in satisfaction of the withholding taxes due on the vesting of such shares. A total of 113,500 shares of stock were cancelled.

ITEM 6.                      EXHIBITS

31.1	Certification of Stanley L. Schloz, President
31.2	Certification of Curtis J. Scheel, Secretary and Treasurer
32.1
Certification of Stanley L. Schloz, President, and Curtis J. Scheel, Secretary and Treasurer, of NorWesTech, Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*   XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 2011
NorWesTech, Inc.

By:	/s/ Stanley L. Schloz
Stanley L. Schloz President (principal executive officer)

/s/ Curtis J. Scheel
Curtis J. Scheel Secretary and Treasurer (principal financial and accounting officer)