Form 10-Q
period 2011-12-31
NorWesTech, Inc.
filed 2012-02-13
CIK 1020475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

Yes ☒ No ☐

As of February 8, 2012, there were 16,796,151 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

NORWESTECH, INC.

INDEX TO FORM 10-Q

Page
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2011 (unaudited) and June 30, 2011	4

Consolidated Statements of Operations for the three- and six-month periods ended December 31, 2011 and December 31, 2010 (unaudited)	5

Consolidated Statements of Cash Flows for the six-month periods ended December 31, 2011 and December 31, 2010 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 4 - CONTROLS AND PROCEDURES	19

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS	19

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

NORWESTECH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,745,274	$870,726
Note receivable	500,000	-
Other receivables	111	-
Prepaid expenses and other assets	19,724	-
Assets held for sale	-	4,001,056
Total current assets	2,265,109	4,871,782

Total assets	$2,265,109	$4,871,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52,516	$345
Accrued liabilities	32,300	-
Liabilities held for sale	-	5,285,828
Total current liabilities	84,816	5,286,173

Total liabilities	84,816	5,286,173

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,796,151 shares issued and outstanding at December 31, 2011, 16,909,501 shares issued and outstanding at June 30, 2011	167,961	169,096
Additional paid-in-capital	28,449,307	27,974,271
Accumulated deficit	(26,436,975)	(28,557,758)
Total stockholders' equity (deficit)	2,180,293	(414,391)

Total liabilities and stockholders' equity	$2,265,109	$4,871,782

See accompanying notes to these consolidated financial statements.

NORWESTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Revenues	$-	$-	$-	$-

Laboratory expenses and cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
Selling, general and administrative	118,734	10,795	156,848	21,945

Operating loss	(118,734)	(10,795)	(156,848)	(21,945)

Other income	395	-	490	-

Net loss from continuing operations before tax expense	(118,339)	(10,795)	(156,358)	(21,945)
Income tax expense	-	-	-	-
Net loss from continuing operations	(118,339)	(10,795)	(156,358)	(21,945)

Discontinued operations:
Loss from discontinued operations	-	(338,423)	(1,125,157)	(529,636)
Income on asset sale	-	-	4,041,391	-
Income tax expense	-	-	-	-
Income (loss) from discontinued operations	-	(338,423)	2,916,233	(529,636)

Net income (loss) after discontinued operations	$(118,339)	$(349,218)	$2,759,876	$(551,581)

Net loss per share from continuing operations before income tax	$-	$-	$-	$-
Income tax expense (per share)	-	-	-	-
Net loss per share before discontinued operations	-	-	-	-
Income (loss) per share from discontinued operations	0.00	(0.02)	0.17	(0.03)
Net income (loss) per share after discontinued operations	$(0.01)	$(0.02)	$0.16	$(0.03)

Weighted average common shares outstanding, basic and diluted:	16,796,151	16,909,501	16,855,637	16,909,501

See accompanying notes to these consolidated financial statements.

NORWESTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net loss from continuing operations	$(156,358)	$(21,945)
Income (loss) from discontinued operations	2,916,234	(529,636)

Reconciliation of net loss to net cash provided by (used in) operating activities:
Compensation expense from restricted shares and options	7,170	-
Changes in assets and liabilities:
Other receivable	6,888	-
Prepaid expenses and other assets	(19,724)	-
Accounts payable	52,516	-
Accrued liabilities	32,300	-

Net cash used in operating activities (continuing operations)	(77,208)	(21,945)
Net cash provided by (used in) operating activities (discontinued operations)	2,991,616	(120,848)
Net cash provided by (used in) operating activities	2,914,408	(142,793)

Cash flows from investing activities:

Purchases of investments	(500,000)	-

Net cash used in investing activities (continuing operations)	(500,000)	-
Net cash used in investing activities (discontinued operations)	(1,295,516)	(133,853)
Net cash used in investing activities	(1,795,516)	(133,853)

Cash flows from financing activities:

Net cash used in financing activities (continuing operations)	-	-
Net cash used in financing activities (discontinued operations)	(244,344)	(471,366)
Net cash used in financing activities	(244,344)	(471,366)

Net increase (decrease) in cash and cash equivalents	874,548	(748,012)

Cash and cash equivalents, beginning of period	870,726	1,861,155

Cash and cash equivalents, end of period	$1,745,274	$1,113,143

Supplemental Information:
Cash paid during the period for interest	$105,808	$210,967
Cash paid during the period for income tax	$-	$-

Non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$-	$-
Capital expenditures funded by accounts payable	$-	$-

See accompanying notes to these consolidated financial statements.

NORWESTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Organization and Basis of Presentation

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

Following the asset sale to Emerald Star, we changed our name to NorWesTech, Inc. from Pacific Biomarkers, Inc. We also changed our telephone number to (206) 436-3945. We have an arrangement with Emerald Star for us to continue using its office located at 220 West Harrison Street, Seattle, Washington 98119 as our mailing address and for holding our corporate records, until such time as we establish a new executive office.

2.	Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the three-month period ended December 31, 2011 compared to what was previously disclosed in the our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax laws and rates that are expected to be in effect when the differences are expected to be recovered. We provide a valuation allowance for deferred tax assets due to the uncertainty of realization. The gain from the asset purchase completed on August 31, 2011 has produced an estimated deferred tax asset of approximately $1,374,000 which, net of operational losses of approximately $156,000 incurred during September and the quarter ended December 31, 2011, totaled $1,321,000 and has been applied to net operating loss carryforward of approximately $5,475,000 at June 30, 2011, leaving an approximate balance of net operating loss carryforward of $4,154,000 at December 31, 2011.

Revenue Recognition

We recognize revenue in the period when the related services are performed and collectability is reasonably assured. As of December 31, 2011, we do not have any operations and do not anticipate recognizing revenue until we complete an acquisition with an operating company. During the 2011 fiscal year and in the first quarter of fiscal 2012 through August 31, 2011, we derived substantially all of our revenues from laboratory services (reported on our financial statements under “discontinued operations”).

Net Income (Loss) per Share

Basic income (loss) per share is based upon the weighted average number of our outstanding common shares. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method, which excludes treasury shares. There were no treasury shares at December 31, 2011.

The net income and loss per common share for the quarters ended December 31, 2011 and 2010 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include 400,000 options and 342,813 warrants outstanding at December 31, 2011; however, such securities have been included in the calculation of net income, but have not been included in the calculation of the net loss per common share as their effect would be antidilutive.

The following table is a reconciliation of the numerator (net income or loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010

Numerator-basic and diluted net loss before discontinued operations	$(118,339)	$(10,795)	$(156,358)	$(21,945)
Numerator-basic and diluted net income (loss) after discontinued operations	$(118,339)	$(349,218)	$2,759,876	$(551,581)

Denominator-basic or diluted weighted average number of common shares outstanding	16,796,151	16,909,501	16,855,637	16,909,501

Net loss per share before discontinued operations-basic and diluted	$-	$-	$-	$-
Net income (loss) per share after discontinued operations-basic and diluted	$(0.01)	$(0.02)	$0.16	$(0.03)

 The reduction in shares outstanding for the quarter ended December 31, 2011, compared to the quarter ended December 31, 2010, reflects the cancelation of 113,500 shares of common stock in satisfaction of withholdings tax obligations for restricted stock held by certain employees, which vested upon closing of the asset sale to Emerald Star.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income. For the quarters ended December 31, 2011 and 2010, our comprehensive loss equaled our net loss. Accordingly, a statement of comprehensive loss is not presented.

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

Reclassifications

Certain amounts in the December 31, 2010 consolidated financial statements have been reclassified to conform to the December 31, 2011 discontinued operations presentation. These reclassifications had no effect on previously reported results of accumulated deficit.

Accounting Changes and Recent Accounting Pronouncements

Initial Application of Accounting Standards

In the second quarter of fiscal 2012, we adopted the following accounting standards, none of which had a material impact on our financial position, results of operations or cash flows:

•	In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics. The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

•	In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805):Disclosure of Supplementary Pro Forma Information for Business Combinations”(“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

The results of operations for this sold business have been classified as “discontinued operations” in the consolidated statements of operations and cash flows and the assets and associated liabilities have been removed as of the close of the asset sale to Emerald Star on August 31, 2011 in the consolidated balance sheets for the fiscal quarters ended December 31, 2011 and 2010, respectively. At closing of the asset sale, we received $2,320,013 in cash after purchase price adjustments. The net income presented in our financial statements consists of a calculated gain from purchase of our assets under “discontinued operations”, less “continuing operations” which consist of the direct expenses of maintaining the Delaware parent company’s public corporate structure and the three retained inactive wholly-owned subsidiaries –Newco Tech, Inc. (formerly PBI Technology, Inc.), Bio-Newco, Inc. (formerly Pacific Biomarkers, Inc.) and Bioquant, Inc. In addition, all legal and other fees associated with maintaining the technology assets of Newco Tech, Inc. are included in these expenses.

4.	Credit Risk

With the discontinuation of operations effective August 31, 2011, we no longer maintain client accounts. Therefore, we believe that our exposure to concentration of credit risk is zero.

We maintain cash in one insured commercial account at major financial institution. Although the financial institutions are considered creditworthy and have not experienced any losses on client deposits, our cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $472,022 at June 30, 2011 and by $1,485,422 at December 31, 2011. The FDIC limits per insured account is $250,000.

5.	Stock Based Compensation

We did not grant any stock options or restricted shares during the three-month period ended December 31, 2011. We granted 630,000 stock options under our stock incentive plan during the three-month period ended December 31, 2010, including 30,000 stock options to non-employees. During the six-month period ended December 31, 2011, we granted performance-based stock options for a total of 400,000 shares to the current members of our board of directors. The options have a term of three years, have an exercise price of $0.30 per share and vest and become exercisable only upon consummation of an acquisition transaction with an operating company, with the effect of the transaction that NorWesTech would no longer be deemed a shell company. In comparison, during the six-month period ended December 31, 2010, we granted 1,469,900 stock options, including 30,000 stock options to non-employees. All options grants were made out of our 2005 Stock Incentive Plan.

Stock Options

We use the Black-Scholes option-pricing model to estimate the calculated fair value of our share-based payments. Stock options are valued as of the date of grant, based on the grant date market price of our common stock. The volatility assumption used in the Black-Scholes formula is based on the volatility of our common stock. We used the following assumptions to compute the fair value of option grants for the quarters ended December 31:

	2011	2010
Expected volatility	194%	117%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.08%	2.96%
Expected life	3 years	10 years

The weighted average fair value on the date of the option grant was $105,360 for the quarter ended December 31, 2011. The total unrecognized share-based compensation costs related to stock options outstanding at December 31, 2011 was $98,190 and is expected to be recognized over a weighted average period of approximately 2.7 years.

A summary of option activity from July 1, 2011 through December 31, 2011 is presented below:

	Number of Options	Weighted Average Exercise Price per share
Options outstanding at July 1, 2011	3,057,291	$0.59
Granted	400,000	0.30
Cancelled	(3,057,291)	0.59
Exercised	-	-
Options outstanding at December 31, 2011	400,000	0.30
Exercisable outstanding at December 31, 2011	-	$-

Restricted Stock

Our 2005 Stock Incentive Plan authorizes the Board to make awards of Restricted Stock. Over the past several years, we granted awards of Restricted Stock to certain officers, directors and employees. The fair value of our Restricted Stock awards is based on the grant-date fair market value of the common stock, which equals the grant date market price. We did not grant any Restricted Stock awards during the second quarter of fiscal 2012. Upon closing the asset purchase on August 31, 2011, all prior outstanding awards of Restricted Stock automatically accelerated and become fully vested and we recorded an additional $22,553 in compensation expense. In connection with the vesting of these Restricted Stock awards, we cancelled 113,500 shares in satisfaction of withholdings tax obligations for certain officers and employees in the amount of $22,700. As of December 31, 2011, we had zero unrecognized compensation cost related to Restricted Stock awards.

A summary of Restricted Stock activity from July 1, 2011 through December 31, 2011 is presented below:

	Number of RS awards	Weighted Average Grant Date Fair Value per share
RS nonvested at July 1, 2011	183,309	$0.63
Granted	-	-
Vested	(183,309)	0.63
Forfeited	-	-
RS nonvested at December 31, 2011	-	$-

Compensation expense for share-based awards was $6,146 and $53,511 for the three months; and $496,601 and $118,462 for the six months ended December 31, 2011 and 2010, respectively. Amounts were included in our consolidated statements of operations as follows:

	Three months ended		Six months ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Cost of sales	$-	$3,961	$18,801	$7,922

Selling and administrative expenses	6,146	49,550	477,800	110,540
Total compensation expense	$6,146	$53,511	$496,601	$118,462

Modification of Stock Based Compensation

On August 31, 2011 our outstanding stock options and restricted stock awards were automatically modified under the terms of our stock plans, in conjunction with the asset sale to Emerald Star. This modification consisted of automatic accelerated vesting of all outstanding stock options and restricted stock awards and subsequent cancellation of 3,057,291 stock options from discontinued operations. These modifications resulted in additional compensation expense of $489,431 that we recognized in the first quarter of fiscal 2012. We accounted for the modifications of equity-based awards in accordance with ASC Topic 718.

6. Note Receivable

On December 30, 2011, in connection with the non-binding letter of intent with Grandparents.com, LLC, we provided a $500,000 bridge loan to Grandparents, secured by a first priority security interest in all of the assets in Grandparents.com, LLC. The secured note has a face value of $500,000 and accrues monthly interest at a fixed 4% annual interest rate. We accrued $111 interest income on the note for the period ended December 31, 2011. Accrued interest will be paid upon maturity. The note is due and payable in full on the earlier of the following:

• the closing of the transactions contemplated by the non-binding letter of intent, pursuant to a definitive acquisition agreement;

• 90 days after the termination of the non-binding letter of intent;

• May 29, 2012, if the closing does not occur by February 29, 2012, primarily as a result of Grandparents.com having breached or failed to perform any of its obligations set forth in a definitive agreement; or

• August 29, 2012, if the closing does not occur by February 29, 2012, primarily as a result of (1) us having breached or failed to perform any of our obligations set forth in a definitive agreement, (2) the failure of any other closing condition outside the control of Grandparents, or (3) if the financing contingency is not satisfied.

If we successfully complete the proposed transaction with Grandparents, we intend that the note would be assumed and forgiven by us at closing.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Investors should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes in this Form 10-Q and our audited financial statements and related notes for the year ended June 30, 2011, included in our Annual Report on Form 10-K.

Overview

Continuing Business

Effective September 1, 2011, we are classified as a non-operating shell company, because we have no active operations and our assets primarily consist of the net cash proceeds we received from the asset sale to Emerald Star, and we also continue to own certain dormant technology and intellectual property assets. Our primary focus is to seek an acceptable operating company with which we can complete a business combination, whether by merger, acquisition or other business combination by using a combination of capital stock, cash on hand, or other funding sources, if available. We intend to devote substantially all of our time to identifying potential merger or acquisition candidates. None of our officers or directors is working for us on a full-time basis. We cannot predict whether or when we will enter into such a transaction or what the terms of such a transaction would be.

Our board of directors, which was reconstituted upon closing of the asset sale to Emerald Star, is evaluating the future business plan for our company, including exploring and evaluating potential future business combination opportunities. Such transaction, if it were to arise, could take a number of different forms, but most likely would be with a private company that would be looking to become public and gain access to funding in the capital markets.

Recent Events – Letter of Intent with Grandparents.com, LLC

On December 30, 2011, we entered into a non-binding letter of intent with Grandparents.com, LLC for a proposed reverse acquisition (the “Proposed Transaction”) pursuant to which we would acquire substantially all of the assets and certain liabilities of Grandparents. Also on December 30, 2011, in connection with the non-binding letter of intent, we provided a $500,000 bridge loan to Grandparents, secured by a first priority security interest in all of the assets of Grandparents. The purpose of this loan was to provide bridge loan financing and working capital to Grandparents in advance of negotiation and closing of a definitive acquisition agreement. We previously announced the letter of intent and bridge loan in our Current Report on Form 8-K filed on January 5, 2012.

Pursuant to the letter of intent, if we successfully close the Proposed Transaction, Grandparents would contribute substantially all of its assets to us, including the grandparents.com domain, other related domain names, trademarks and related assets of Grandparents, in exchange for our assumption of certain liabilities of Grandparents and our issuance to Grandparents of a new class of Series A Convertible Preferred Stock and a warrant to purchase shares of our common stock upon the occurrence of certain events. The letter of intent also contemplates a private placement to close concurrently with the closing of the Proposed Transaction, to provide gross proceeds of not less than $3,000,000 for the issuance of a new class of Series B Convertible Preferred Stock.

Assuming successful completion of both the Proposed Transaction and the private placement, our capitalization at closing, on an as converted basis, would be as follows: (i) the Series A Convertible Preferred Stock issued to Grandparents would represent approximately 65% of the aggregate voting power in the election of our directors; (ii) the shares of common stock held by our existing stockholders would represent approximately 20% of the aggregate voting power in the election of our directors; and (iii) the shares of Series B Convertible Preferred Stock issued in the private placement would represent the remaining approximately 15%. In addition, at closing of the Proposed Transaction, we would be required to issue warrants to Grandparents’ investment banking advisor for advisory services in connection with the Proposed Transaction and for their services as placement agent in the private placement. Upon closing, we would also reserve an additional 10% of the fully diluted shares under a new stock incentive plan. In addition, pursuant to the letter of intent, upon the closing of the Proposed Transaction, all of the current members of our Board of Directors would resign and five nominees of Grandparents would be appointed to the Board of Directors.

The Proposed Transaction will be governed by the terms of a definitive agreement negotiated between us and Grandparents, which will include customary representations, warranties, covenants, indemnities and closing conditions. Either party may terminate the non-binding letter of intent if a definitive agreement has not been executed by February 29, 2012. We have not yet entered into a definitive agreement for the Proposed Transaction and there are no assurances that a definitive agreement will be executed by the parties, or that the Proposed Transaction will be consummated. There will be many conditions to closing of the Proposed Transaction, many of which are outside of our control, including the closing the private placement and we cannot predict whether these conditions will be satisfied. There are no assurances when or if closing of the Proposed Transaction will occur.

Any securities that may be issued in the private placement will not be registered under the Securities Act of 1933, as amended or applicable state laws and may not be offered or sold in the United States absent registration or an available exemption under applicable federal and state securities laws. The disclosures in this Form 10-Q regarding the private placement are being made pursuant to Rule 135c under the Securities Act of 1933, and this Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any of our securities.

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

● assets sold or held for sale;

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

Results of Continuing Operations for the Three and Six Months Ended December 31, 2011 and 2010

During the first and second quarters of fiscal 2012 and 2011, we generated no revenue from continuing operations and incurred the following expenses:

	Three months ended		Six months ended
Dollars in actual amounts, not rounded	December 31,		December 31,
	2011	2010	2011	2010

Revenue	$-	$-	$-	$-

NorWesTech Inc. Operating Expenses:
Selling, General and Administrative Expense
Board Fees	23,504	-	29,504	-
Consulting Expense	(2,000)	-	-	-
Employee Options/Restricted Shares	6,146	-	7,170	-
Insurance Other	4,384	-	6,576	-
Legal	57,562	-	66,312	-
Accounting Services, Audit Fees	22,889	-	34,139	-
Public Co./Prof. Service	4,090	9,352	6,590	12,134
Travel Expense	2,160	-	2,160	-
Miscellaneous	-	-	602	-

Bioquant Inc. Operating Expenses:
Selling, General and Administrative Expense	-	-	-	1,600
	-	-
Newco Tech Inc. Operating Expenses:	-	-
Selling, General and Administrative Expense	-	1,443	3,796	8,211

Total Operating Expenses	118,734	10,795	156,848	21,945

NorWesTech Inc. Interest Income	(395)	-	(490)	-

Net Loss from Continuing Operations	$(118,339)	$(10,795)	(156,358)	$(21,945)

Material components of our operating expenses for the three and six months ended December 31, 2011 include legal fees, accounting and auditing fees and Board compensation expense. For the three and six months ended December 31, 2011, we incurred legal and accounting fees in connection with preparing and filing our annual report on Form 10-K for the 2011 fiscal year. In addition, commencing during the quarter ended December 31, 2011, we incurred approximately $24,400 in expenses associated with due diligence activities and legal fees for negotiation and drafting of documents relating to the non-binding letter of intent and bridge loan with Grandparents.com, LLC. Additional legal fees and other expenses have been and will be incurred in the quarter ending March 31, 2012, as we continue negotiations toward a definitive acquisition agreement. Board compensation expense for the periods ended December 31, 2011 reflects Board fees of $6,000 per month ($1,500 per director) that commenced in September 2011.

Gain from sale of assets and tax benefit

We estimated a gain from the Assets Held for Sale at June 30, 2011 of approximately $2,252,000. The actual gain recognized increased to approximately $4,041,000 on August 31, 2011, the date the asset purchase closed. The increase in gain was mainly due to a net decrease in assets from approximately $4.3 million to $2.7 million. The components of this change were conversion of approximately $2.2 million in accounts receivable to approximately $1.1 million in accounts receivable as those outstanding balances were paid; other receivables, fixed assets and other assets decreased by approximately $315,000 and total liabilities decreased by approximately $158,000. This gain will produce an estimated deferred tax asset of approximately $1,334,000, net of the second quarter operations, and will consume the majority of the net operating losses attributable to Bio-Newco, Inc. (formerly Pacific Biomarkers, Inc., a Washington corporation). These estimates are based on the results of operations through December 31, 2011 and may change as a result of continued operations through the end of the fiscal year. As a result of these provisions, the results of the asset sale to Emerald Star, utilization of the net operating losses and credit carryforwards may be limited. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than 50% change in ownership).

Results of Discontinued Operations for Three and Six Months Ended December 31, 2011 and 2010

Due to the asset sale of the operation on August 31, 2011, the comparable quarter comparisons throughout this 10-Q are less useful.

Revenue from Discontinued Operations:

	Three Months				Six Months
Dollars in thousands, rounded	Ended December 31,		$	%	Ended December 31,		$	%
to nearest thousand	2011	2010	Change	Change	2011	2010	Change	Change
Revenue	$-	$2,532	(2,532)	(100)	$907	$5,386	(4,479)	(83)

With respect to our discontinued operations (clinical pharmaceutical trials testing and novel biomarker development services), our revenue decreased 100% for the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010 as there were no lab operations following the asset sale as of August 31, 2011. For the six months ended December 31, 2010, our revenue declined by approximately 83% from the comparable six month period in the prior year as we realized only two months of lab operations prior to the asset sale in the current fiscal year.

Laboratory Expense and Cost of Goods Sold from Discontinued Operations:

	Three Months				Six Months
Dollars in thousands, rounded	Ended December 31,		$	%	Ended December 31,		$	%
to nearest thousand	2011	2010	Change	Change	2011	2010	Change	Change
Laboratory Expenses and Cost of Goods Sold	$-	$1,516	(1,516)	(100)	$790	$3,194	(2,404)	(75)
Percentage of Revenue	-%	60%			87%	59%

With respect to our discontinued operations (clinical pharmaceutical trials testing and novel biomarker development services), our laboratory expenses and cost of goods sold decreased 100% for the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010 as there were no lab operations following the asset sale as of August 31, 2011. For the six months ended December 31, 2010, our laboratory expenses and cost of goods sold declined by approximately 75% from the comparable six month period in the prior year as we realized only two months of lab operations prior to the asset sale in the current fiscal year.

Selling, General and Administrative Expense from Discontinued Operations:

	Three Months				Six Months
Dollars in thousands, rounded to	Ended December 31,		$	%	Ended December 31,		$	%
nearest thousand	2011	2010	Change	Change	2011	2010	Change	Change
Selling, General and Administrative Expense	$-	$1,208	(1,208)	(100)	$1,157	$2,420	(1,263)	(52)
Percentage of Revenue	-%	48%			128%	45%

With respect to our discontinued operations, our selling, general and administrative expense decreased 100% for the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010 as there were no lab operations following the asset sale as of August 31, 2011. For the six months ended December 31, 2011, our selling, general and administrative expense declined by 52% from the comparable six month period in the prior year as we incurred expenses for only two months of lab operations prior to the asset sale in the current fiscal year.

Other Income (Expense) from Discontinued Operations:

	Three Months				Six Months
Dollars in thousands, rounded	Ended December 31,		$	%	Ended December 31,		$	%
to nearest thousand	2011	2010	Change	Change	2011	2010	Change	Change
Other Income (Expense)	$-	$(146)	146	100	$3,957	$(301)	4,258	1413
Percentage of Revenue	-%	(6)%			436%	(6)%

With respect to our discontinued operations, we had no other income or expenses for the quarter ended December 31, 2011, compared to other expense of approximately $146,000 for the quarter ended December 31, 2010 as there were no lab operations following the asset sales as of August 31, 2011. For the six months ended December 31, 2011, we had other income of approximately $3,957,000 compared to other expense of approximately $301,000 for the six months ended December 31, 2010. The main components of other income/expense for the six months ended December 31, 2011 was income on asset sale of approximately $4,041,000 and interest expense of approximately $77,000 compared to approximately $274,000 in interest expense in the comparable fiscal period last year.

Net Income (Loss) from Discontinued Operations:

	Three Months				Six Months
Dollars in thousands, rounded	Ended December 31,		$	%	Ended December 31,		$	%
to nearest thousand	2011	2010	Change	Change	2011	2010	Change	Change
Net Income (Loss)	$-	$(338)	338	100	$2,916	$(530)	3,446	651
Percentage of Revenue	-%	(13)%			322%	(10)%

With respect to our discontinued operations, we had no net income or loss for the quarter ended December 30, 2011 as there were no lab operations following the asset sale as of August 31, 2011 compared to a net loss of approximately $(338,000) for the quarter ended December 31, 2010. For the six months ended December 31, 2011 we had net income of approximately $2,916,000 (representing two months of operations and including the income from the asset sale) compared to approximately $(530,000) in net loss for the six months ended December 31, 2010.

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

As of December 31, 2011, we had cash and cash equivalents of approximately $1.74 million, and all balances of our asset and liability accounts related to our discontinued operations were zero as a consequence of the asset sale completed on August 31, 2011. We also had a note receivable of $500,000, reflecting our bridge loan to Grandparents.com, LLC on December 30, 2011.

We believe that our cash resources will be sufficient to cover our operating needs for the foreseeable future. Our auditors informally advised us that if the asset sale had not been completed, they likely would have had to qualify their audit report on our financial statements to indicate that there could be a substantial doubt about our ability to continue as a going concern. With the asset sale completed, resulting in $2.32 million in cash at closing and reduced annual expenses of maintaining the public company, no going concern issues remain.

Net cash used in operating activities for the six-month period ended December 31, 2011 was approximately $78,000 compared to net cash used in operating activities for the six-month period ended December 31, 2010 of approximately $22,000. These expenses were for accounting, legal, insurance expenses, board compensation, share-based compensation and public company expenses for the six-month period ended December 31, 2011. Expenses for the quarter ended December 31, 2010 were for legal services and public company expenses.

We used $500,000 of cash in providing a bridge loan to Grandparents.com, LLC on December 30, 2011, secured by a first priority security interest in all of the assets of Grandparents.com, LLC. See “Recent Events” described above and our Form 8-K filed on January 5, 2012. We had no net cash provided by or used in investing activities in the six-month period ended December 31, 2010 related to our continuing operations.

We had no net cash provided by or used in financing activities in the six-month periods ended December 31, 2011 and 2010 related to our continuing operations.

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

As of the end of the period covered by this Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was carried out under the supervision and with the participation of management, including our President and Treasurer. Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective at December 31, 2011.

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

Dated: February 13, 2012

/s/ Stanley L. Schloz
Stanley L. Schloz
President
(principal executive officer)

/s/ Curtis J. Scheel
Curtis J. Scheel
Secretary and Treasurer
(principal financial and accounting officer)
19