Form 10-Q
period 2012-03-31
GRANDPARENTS.COM, INC.
filed 2012-05-21
CIK 1020475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-21537

Grandparents.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware	93-1211114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

589 Eighth Avenue 6th Floor New York, New York	10018
(Address of principal executive offices)	(Zip Code)

(646) 839-8800
(Registrant’s telephone number, including area code)

NorWesTech, Inc. 220 West Harrison Street Seattle, Washington 98119 Former Fiscal Year: June 30
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 18, 2012, there were 85,755,814 shares of the registrant’s common stock, $.01 par value per share, outstanding.

GRANDPARENTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2012

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q (this “Report”) or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. In some cases, forward-looking statements may contain terms such as “anticipates,” “believes,” “seeks,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “will,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; relationships with our marketing partners and members; demand for our website and changes in our membership ranks; financial resources and condition; changes in revenues; changes in profitability; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; the ability to produce the liquidity or enter into agreements to acquire the capital necessary to continue our operations and take advantage of opportunities; legal proceedings and claims. Forward-looking statements reflect our current views with respect to future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this Report. You should read this Report and the documents that we reference and file or furnish as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2012	2011

ASSETS
Current assets:
Cash	$3,587,695	$347,284
Restricted cash	40,000	40,000
Accounts receivable	72,655	84,922
Prepaid expenses	111,834	254,826
Total current assets	3,812,184	727,032

Property and equipment, net	32,958	35,170

Other assets:
Security deposits	3,701	3,701
Intangibles, net	4,902,660	5,110,993
Total other assets	4,906,361	5,114,694

Total assets	$8,751,503	$5,876,896

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$573,685	$596,584
Accrued expenses	199,009	185,191
Accrued management fees	-	512,500
Notes payable, current maturities	253,150	900,882
Warrant derivative liability	-	211,645
Cumulative preferred return	-	120,488
Total current liabilities	1,025,844	2,527,290

Notes payable, net of current maturities	1,078,500	300,000
Total long-term liabilities	1,078,500	300,000

Total liabilities	2,104,344	2,827,290

Stockholders' equity:
Series A Convertible Preferred Stock	-	-
Series B Convertible Preferred Stock	30,000	-
Common Stock	168,961	167,961
Additional Paid in Capital	16,030,100	7,956,350
Accumulated Deficit	(9,581,902)	(5,074,705)
Total stockholders' equity	6,647,159	3,049,606

Total liabilities and stockholders' equity	$8,751,503	$5,876,896

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2012	2011

Revenues:
Advertising revenue	$66,794	$122,995
Total revenue	66,794	122,995

Operating Expenses:
Selling and marketing	40,726	28,523
Salaries	376,408	214,160
Rent	41,000	36,707
Consulting	70,825	-
Equity-based compensation	217,546	27,879
Management fees	100,000	150,000
Transaction costs	2,924,592	-
Other general and administrative	563,655	136,295
Depreciation and amortization	210,546	217,313
Total operating expenses	4,545,298	810,877

Other income (expenses):
Interest income	3,226	15
Interest expense	(20,922)	-
Other income (expense), net	3,268	5,190

Total other (expenses) income	(14,428)	5,205

Loss from operations	(4,492,932)	(682,677)

Preferred return expense	14,265	23,602

Loss before income taxes	(4,507,197)	(706,279)

Income taxes	-	-

Net loss	$(4,507,197)	$(706,279)

Net loss per share-basic and diluted	$(0.27)	$(0.04)

Weighted average common shares outstanding, basic and diluted	16,836,810	16,909,501

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2012	2011

Cash flows from Operating activities:
Net loss	$(4,507,197)	$(706,279)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	210,546	217,313
Equity-based compensation	217,546	27,879
Transaction costs	2,924,592	-
Preferred return expense	14,265	23,602
Amortization of discount on zero coupon note payable	12,268	-
Change in fair value of warrant derivative liability	(62,334)	-
(Increase) decrease in:
Accounts receivable, net	12,267	118,583
Prepaid expenses	142,992	(2,207)

Increase (decrease) in:
Accounts payable	(22,899)	(31,513)
Accrued management fees	100,000	87,500
Accrued expenses	13,818	(22,529)
Net cash used in Operating activities	(944,136)	(287,651)

Cash Flows from Investing activities:
Purchase of property and equipment	-	(3,247)
Net cash used in Investing activities	-	(3,247)

Cash Flows from Financing activities:
Proceeds from private placement	2,641,292	300,000
Proceeds from loans and short-term advances	-	120,000
Proceeds from reverse merger transaction (predecessor cash)	1,543,255	-
Net cash provided by Financing activities	4,184,547	420,000

Net increase in cash	3,240,411	129,102
Cash, beginning of period	347,284	77,002
Cash, end of period	$3,587,695	$206,104

Supplemental cash flow information
Income taxes paid	$-	$-
Cash paid for interest	$2,500	$-
Conversion of accrued management fees to note payable	$512,500	$-
Reclassification of cumulative preferred return as part of reverse acquisition	$134,753	$-
Reclassification of warrant derivative liability to equity as part of reverse acquisition	$149,311	$-

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Description of Business and Reverse Acquisition

Description of Business

Grandparents.com, Inc., together with its consolidated subsidiaries (the “Company”), is a family-oriented social media company that through its website, www.grandparents.com, serves the age 50+ demographic market. The website offers activities, discussion groups, expert advice and newsletters that enrich the lives of grandparents by providing tools to foster connections among grandparents, parents, and grandchildren.

Grandparents:NorWesTech Reverse Acquisition

On February 23, 2012, Grandparents.com LLC (“GP”) entered into an Asset Contribution Agreement to transfer the net assets that comprise the Grandparents.com business to NorWesTech, Inc., a then “public shell” company, which was accounted for as a reverse acquisition. Following to the consummation of this Agreement, the Company became a publicly traded entity. References to Grandparents.com LLC or GP in these condensed consolidated financial statements refer to transactions that occurred prior to the consummation of the Asset Contribution Agreement.

In exchange for the contribution of the net assets of the Grandparents.com business, GP received one (1) share of Series A Convertible Preferred Stock of the Company, representing approximately 65% of the issued and outstanding shares of the Company. The Series A Convertible Preferred Stock automatically converts into 55,887,491 shares of the Company’s Common Stock upon the date on which the Company files an amendment to its Certificate of Incorporation to increase the number of authorized shares of Common Stock to 150,000,000. In addition, GP received a warrant (“GP Warrant”), with an exercise price of $0.01 per share and exercisable for five (5) years, to purchase additional shares of the Company’s Common Stock, with the number of shares into which with the GP Warrant is convertible being subject to adjustment (i) for the Shortfall Amount, as defined in the Asset Contribution Agreement and (ii) to retain GP’s 65% ownership in the event any of the 342,813 warrants issued and outstanding by NorWesTech, Inc. are exercised.

As compensation for advisory services in connection with the reverse acquisition, the Company granted a warrant (“Advisory Warrant”) to purchase up to 5,588,749 shares of the Company’s Common Stock. The Advisory Warrant has an exercise price of $0.23 per share and a term of five (5) years. The grant date fair value of the Advisory Warrant was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate 1.04%; expected term 5.0 years; expected volatility 109%; stock price $0.60. These assumptions resulted in a grant date fair value of the warrant of $2,924,592, which has been charged to the condensed consolidated statement of operations for the three-months ended March 31, 2012.

Concurrently with the reverse acquisition, the Company sold 3,000,000 shares of Series B Convertible Preferred Stock for total gross proceeds of $3,000,000. The Series B Convertible Preferred Stock automatically converts into 12,897,172 shares of the Company’s Common Stock upon the date on which the Company files an amendment to its Certificate of Incorporation to increase the number of authorized shares of Common Stock to 150,000,000. In connection with the financing, the Company granted a warrant to the placement agent (“Placement Agent Warrant”) to purchase up to 1,289,711 shares of the Company’s Common Stock. The Placement Agent Warrant has an exercise price of $0.23 per share and a term of five (5) years. The grant date fair value of the Placement Agent Warrant was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate 1.04%; expected term 5.0 years; expected volatility 109%; stock price $0.60. These assumptions resulted in a grant date fair value of the warrant of $674,906, which has been reflected in the condensed consolidated balance sheet as a reduction of the gross proceeds raised in the financing.

2.  Basis of Presentation

The condensed consolidated financial statements include the accounts of Grandparents.com, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company has included the results of NorWesTech, Inc. from the date of the acquisition. Certain prior period amounts have been reclassified to conform to the current period presentation.

The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue, the useful lives of long-lived assets including property and equipment and intangible assets, investment fair values, stock-based compensation, goodwill, income taxes, and contingencies. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

These condensed consolidated financial statements should be read in conjunction with the December 31, 2011 and 2010 financial statements and related notes of Grandparents.com LLC included in the Company’s Report on Form 8-K/A filed March 30, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2011 was derived from the Company’s audited financial statements for the year ended December 31, 2011, but does not include all disclosures required by U.S. GAAP. However, the Company believes the disclosures are adequate to make the information presented not misleading.

3.  Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred a net loss of approximately $4.5 million and used approximately $1.0 million in cash for operating activities during the three-months ended March 31, 2012. Without additional capital from existing or outside investors or further financing, the Company’s ability to continue to implement its business plan may be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.  Intangible Assets

The Company evaluates the recoverability of goodwill and other indefinite lived intangibles annually and more frequently when events or changes in circumstances indicate that the carrying amount of goodwill and indefinite lived intangibles may not be recoverable. The identification and measurement of impairment involves the estimation of the fair value of the reporting unit and indefinite lived intangibles and contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimate of fair value of the reporting unit is based on the best information available as of the date of the assessment and incorporates management’s assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in the industry, a continuing declining economic environment or market conditions.

Intangible assets, net, consisted of the following at March 31, 2012 and December 31, 2011:

	Estimated Useful	March 31	December 31
	Lives (in Years)	2012	2011
URL and trademarks	15	$5,000,000	$5,000,000
Website development	5	500,000	500,000
Customer relationships	3	1,000,000	1,000,000
		6,500,000	6,500,000
Less: accumulated amortization		(1,597,340)	(1,389,007)
Intangible assets, net		$4,902,660	$5,110,993

Amortization expense related to finite lived intangible assets amounted to $208,333 and $215,100 for the three-months ended March 31, 2012 and 2011, respectively. The future amortization expense for each of the five succeeding years related to all finite lived intangible assets that are currently recorded in the balance sheets is estimated as follows at March 31, 2012:

For the Years Ending December 31,
2012	$625,000
2013	510,416
2014	333,333
2015	333,333
2016	333,333
Thereafter	2,767,245
$4,902,660

5.  Notes Payable

During 2011, three of GP’s members advanced an aggregate of $126,000 to the Company. The advances bear interest at 5% per annum, and were due and payable on December 31, 2012.

In March 2011, GP entered into a $300,000 note payable agreement with one of its members. The note bears interest at 5% per annum, with interest-only payments commencing on May 1, 2011 through the maturity date, April 1, 2013. The note was secured by substantially all of GP’s assets.

In July 2011, three of GP’s members provided short-term loans to GP in the aggregate amount of $40,000. The loans bear interest at 5% per annum and were scheduled to mature on December 31, 2011. The loans were convertible into Class A Units of GP at a conversion price of $1.60 per unit. The difference between the effective conversion price of the loans into Class A Units, and the fair value of the Class A Units on the date of issuance of the loans, did not result in the recognition of a beneficial conversion feature since the fair value of the Class A Units was significantly lower than the then effective conversion price.

In connection with the Asset Contribution Agreement, the above aggregate indebtedness of $466,000 was amended, as follows:

1.	Two Notes payable, each in the amount of $78,543, to the former GP members (shareholders and directors of the Company). The notes bear PIK interest annually at 5% and are due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) the date subsequent to March 31, 2013 that the Company achieves EBITDA equal to or greater than $2,500,000. The note is subordinate to certain other debt obligations of the Company.

2.	Note payable in the amount of $308,914 to the former GP member (shareholder of the Company). The note bears PIK interest annually at 5% and is due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) April 1, 2013. However, no payments are required to be paid until the Company achieves EBITDA equal to or greater than $2,500,000.

In July 2011, GP issued a zero coupon note payable to a consultant. The note provided $225,000 to GP in exchange for repayment of $275,000 on August 30, 2012, the maturity date of the note. The discount from the maturity value of $275,000, initially $50,000, is being amortized to interest expense by the effective interest method over the life of the note, with an effective interest rate of 20.04%. The note is convertible into Class A Units of GP at a conversion price of $1.60 per unit, provided the note is not repaid in-full on the maturity date. This note was assumed by the Company in connection with the Asset Contribution Agreement.

In December 2011, the Company consummated a $500,000 Bridge Loan with a NorWesTech, Inc.and executed a Letter of Intent with that company for a contribution of all the assets and liabilities of the Company into the public entity in a transaction to be accounted for as a reverse acquisition. The public entity’s assets consist exclusively of $2.3 million in cash (unaudited). The Company simultaneously executed an engagement agreement with an investment bank to effect a private placement of $3 million, on a best efforts basis, in a secondary offering of the public company’s common shares, to be closed at the same time as the reverse acquisition. The acquisition and private placement transactions were consummated on February 23, 2012, with the Bridge Loan being repaid out of the closing cash received from NorWesTech, Inc. See Note 1.

During the year ended December 31, 2011, GP paid a fee of $50,000 per month to one of its members for management services provided to GP. A total of $600,000 was charged to expense for the year ended December 31, 2011, of which $87,500 was paid and $512,500 was recorded as accrued management fees in the balance sheet at December 31, 2011. In connection with the Asset Contribution Agreement, management fees accrued through the transaction date totaling $612,500 were converted into a promissory note payable to the GP member. The notes bear PIK interest annually at 5% and are due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) the date subsequent to March 31, 2013 that the Company achieves EBITDA equal to or greater than $2,500,000.  The note is subordinate to certain other debt obligations of the Company. The note is subordinate to certain other debt obligations of the Company.

Interest expense charged to operations for the three-months ended March 31, 2012 and 2011 was $20,922 and $0, respectively. The future maturities for each of the five succeeding years related to all notes payable obligations is estimated as follows at March 31, 2012:

For the Years Ending December 31,
2012	$253,150
2013	1,078,500
2014	-
2015	-
2016	-
Thereafter	-
$1,331,650

6.  Stockholders’ Equity

On February 23, 2012, the Board of Directors approved an amendment to the Corporation’s Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 30,000,000 to 150,000,000 shares. As of March 31, 2012, the Company has 16,896,151 shares of common stock issued and outstanding. See Note 11.

On February 23, 2012, in connection with the Asset Contribution Agreement, the Company issued one (1) share of Series A Convertible Preferred Stock, representing 65% of the Company’s issued and outstanding shares of common Stock, on an as-converted basis of the Series A and Series B Convertible Preferred Stock.

On February 23, 2012, the Company completed the Private Placement of 3,000,000 shares of newly designated Series B Convertible Preferred Stock for aggregate gross proceeds to the Company of $3,000,000.

7.  Stock Based Compensation

2012 Stock Incentive Plan

On February 23, 2012, the Company approved the Board of Directors’ recommendation to adopt the 2012 Stock Incentive Plan (“2012 Plan”), which provides for 10,317,691 shares of the Company’s common stock, to be eligible for issuance to employees, officers, directors, consultants, agents, advisors, and independent contractors who provide services to the Corporation under the 2012 Plan.

The Company granted options to purchase 5,420,000 shares of common stock under the 2012 Plan to its officers, directors and employees during the three-months ended March 31, 2012. The options had exercise prices ranging from $0.60 to $0.63 per share and a grant date fair value ranging from $0.35 to $0.56 per option. The options expire two to ten years from the date of grant.

The weighted average grant date fair value of options granted during 2011 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatility was estimated using the average volatility rates of several public companies that management considers industry peers in a similar life-cycle phase, and a weighted component volatility of the Company. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived from historical terms.

Risk-free interest rate	1.04%
Expected life (years)	2 - 10
Expected volatility	109%
Dividend yield	-

A summary of option activity and changes under the 2012 Plan as of March 31, 2012 and during the period is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at December 31, 2011	-	$-	-
Granted	5,420,000	0.60	9.62
Exercised	-	-	-
Expired	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2012	5,420,000	$0.60	9.62	$53,600

Exercisable at March 31, 2012	10,000	$0.60	1.90	$-

The compensation expense recognized under the Plan was $90,774 for the three-months ended March 31, 2012. As of March 31, 2012, there was $3,016,424 of total unrecognized compensation cost related to non-vested equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remaining vesting period of 35 months.

Other

At March 31, 2012, GP had outstanding options to purchase 466,667 Class A units of GP under its 2010 Stock Option Plan. In addition, GP had outstanding warrants to purchase 437,500 Class A units of GP. GP recorded an equity compensation charge of $27,879 related to these options and warrants during the three-months ended March 31, 2011. Since the employees and consultants to whom these options and warrants were granted continue to provide services to the Company, the Company recorded an equity compensation charge of $28,582 during the three-months ended March 31, 2012. The remaining unrecognized compensation cost of $192,098 related to non-vested equity-based compensation arrangements granted by GP will continue to be recognized by the Company over the remaining vesting period of 32 months.

As of March 31, 2012, NorWesTech, Inc. (predecessor) had 300,000 options outstanding under its 2005 Stock Incentive Plan. In accordance with the terms of the Asset Contribution Agreement, these options became fully vested and exercisable as of the date of the transaction (February 23, 2012). Due to the immediate vesting provision, and since these employees no longer provide services to the Company, the Company recorded a charge in the amount of $98,190 during the three-months ended March 31, 2012. There is no remaining unrecognized compensation charge related to these options.

8.  Income Taxes

ASC 740-10 “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”) requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of March 31, 2012, no accrual for income taxes is necessary.

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The Company has estimated its effective tax rate to be 0%, based primarily on losses incurred and the uncertainty of realization of the tax benefit of such losses.

9.  Commitments

The Company leases an office facility in New York, NY under a three-year operating lease. The lease requires monthly payments of $13,333 and includes an annual escalation of 2.5%. The future minimum lease payments required under the office facility operating lease as of March 31, 2012, are as follows:

For the Years Ending December 31,

2012	$165,027
2013	126,072
$291,099

GP has issued a letter of credit totaling $40,000, which is held as collateral for performance under the operating lease. The letter of credit is secured by deposits at a financial institution, and has been recorded as restricted cash in the balance sheets at March 31, 2012 and December 31, 2011.

Rent expense recognized under operating leases was $41,000 and $36,707 for the three-months ended March 31, 2012 and 2011, respectively.

10.  Concentrations

At March 31, 2012, two (2) customers represented approximately 56% of accounts receivable and approximately 49% of revenues earned during the quarter ended March 31, 2012.

At December 31, 2011, four (4) customers represented approximately 54% of GP’s accounts receivable and approximately 47% of GP’s revenues earned during 2011.

We maintain cash in three insured commercial accounts and one uninsured investment account at major financial institutions. Although we consider the financial institutions creditworthy, our cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $3,435,951 at March 31, 2012 and by $0 at December 31, 2011.

11.  Subsequent Events

During May 2012, the Company issued 75,000 restricted shares of the Company’s common stock in exchange for investor relations services covering a three-month period. The agreement gives the Company the option for three (3) additional three-month renewal periods, at 75,000 restricted shares per renewal.

On May 9, 2012, the Company filed a Second Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of the Company’s capital stock to 155,000,000, consisting of 150,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share (the “Amendment”). Upon filing of the Amendment, the one share of the Company’s Series A Convertible Preferred Stock automatically converted into 55,887,491 shares of common stock and the 3,000,000 shares of the Company’s Series B Convertible Preferred Stock automatically converted into 12,897,172 shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Report, the terms “Company,” “we,” “us” and “our” refer to Grandparents.com, Inc. and its subsidiaries, unless the context otherwise requires.

The following discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes thereto included in this Report, as well as the audited consolidated financial statements of GP.com LLC (as defined below) for the years ended December 31, 2011 and 2010 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in the Company’s Amendment No. 2 to Current Report on Form 8-K/A dated February 27, 2012 and filed with the SEC on April 24, 2012, as may be further amended. The following discussion and analysis should also be read in conjunction with the disclosure under “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A—Risk Factors” of Part II in this Report. Unless specifically noted otherwise, this Report reflects the business and operations of the Company after its reverse acquisition of GP.com LLC, which was completed on February 23, 2012 as more fully described below.

Our website, www.grandparents.com, is a family-oriented social media website with a core mission of enhancing relationships between the generations and enriching the lives of grandparents by providing tools to foster connections among grandparents, parents and grandchildren. We primarily target the approximately 65 million grandparents in the U.S., but we also target the approximately 55 million “boomers” and seniors that are not grandparents. We believe that our website is one of the leading online communities for our market and that our website is the premier social media platform targeting active, involved grandparents.

Recent Developments

Asset Contribution Transaction

On February 23, 2012 (the “Closing Date”), the Company entered into an Asset Contribution Agreement (the “Contribution Agreement”) with GP.com Holding Company, LLC, a Florida limited liability company formerly known as Grandparents.com, LLC (“GP.com LLC”). Under the terms of the Contribution Agreement, GP.com LLC contributed substantially all of its assets to us in exchange for our assumption of certain liabilities of GP.com LLC and our issuance to GP.com LLC of one share of our Series A Convertible Preferred Stock and a warrant to purchase shares of our common stock (the “Transaction”). We now own the grandparents.com domain name, other related domain names, trademarks and related assets formerly owned by GP.com LLC. As a result of the Transaction, GP.com LLC became the holder of a majority of our voting securities. In addition, our former directors and officers resigned and the designees of GP.com LLC were appointed to fill the vacancies created by such resignations. Accordingly, the Transaction resulted in a change of control of the Company.

Private Placement

On the Closing Date and simultaneously with the closing of the Transaction, the Company entered into a Securities Purchase Agreement with certain accredited investors for the issuance and sale in a private placement (the “Private Placement”) of 3,000,000 shares of the Company’s Series B Convertible Preferred Stock for aggregate gross proceeds to the Company of $3,000,000.

Change in Fiscal Year

In connection with the Transaction, we changed our fiscal year from June 30 to December 31.

Change in Corporate Name and Address

Immediately following the Transaction, GP MergeCo, Inc., a wholly owned subsidiary of the Company, was merged with and into the Company and in connection with the merger we changed our name to Grandparents.com, Inc. We also changed our corporate address to 589 Eighth Avenue, 6th Floor, New York, New York and our telephone number to 646-839-8800.

Amendment to Corporate Charter and Conversion of Series A and Series B Convertible Preferred Stock

On May 9, 2012, the Company filed a Second Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of the Company’s capital stock to 155,000,000, consisting of 150,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share (the “Amendment”). Upon filing of the Amendment, the one share of the Company’s Series A Convertible Preferred Stock automatically converted into 55,887,491 shares of common stock and the 3,000,000 shares of the Company’s Series B Convertible Preferred Stock automatically converted into 12,897,172 shares of common stock.

Business Overview

Our website, www.grandparents.com, is a family-oriented social media website with a core mission of enhancing relationships between the generations, and enriching the lives of grandparents by providing tools to foster connections among grandparents, parents, and grandchildren. We primarily target the approximately 65 million grandparents in the U.S., but we also target the approximately 55 million “boomers” and seniors that are not grandparents. We believe that our website is one of the leading online communities for our market and that our website is the premier social media platform targeting active, involved grandparents.

In 2010, we had over 10 million unique visitors to our website and Examiner.com ranked our website second among commercial websites serving the age 50+ demographic markets. In January 2011, we launched the Grandparents.com Benefits Club through which our marketing partners offer discounts and other benefits to our members on a variety of consumer products and services. In the fourth quarter of 2011, we launched the Grandparents.com Online Book Shop which features over one million book titles, including e-books, and approximately 400,000 CD/DVD’s. We also have a Jewelry Store and Toy Store.

Our website was launched initially in 2007 and was operated until May 2010 by GP.com LLC’s predecessor, which focused on selling advertisements as its sole revenue stream. Since May 2010, we have focused on redesigning the website, attracting new members and developing new revenue streams. Accordingly, management does not believe the past results are indicative of future performance. We anticipate launching our redesigned website on Grandparents Day, September 9, 2012. Until the launch of the redesigned website, our website will remain operational in its current format.

Summary for the Three Month Period Ended March 31, 2012

Revenue for the three months ended March 31, 2012 was $66,794, which reflected a decrease of $56,201, or 45.7%, compared to revenue of $122,995 for the comparable period in 2011. At March 31, 2012, two (2) customers represented approximately 56% of accounts receivable and approximately 49% of revenues earned during the quarter ended March 31, 2012. Likewise, at December 31, 2011, four (4) customers represented approximately 54% of accounts receivable and approximately 47% of revenues earned during calendar 2011.

Total operating expenses for the three months ended March 31, 2012 increased $3,734,421, or 460.5%, to $4,545,298 compared to $810,877 for the comparable period in 2011. The increase in operating expenses was primarily related to the Transaction as well as increases in salary, equity-based compensation, consultant and other general and administrative expenses.

We incurred a net loss of $4,507,197 for the three months ended March 31, 2012 and used $944,136 in cash for operating activities, which was offset by $4,184,547 in cash provided by the Private Placement and the Transaction. Accordingly, we had working capital of $2,786,340 as of March 31, 2012.

Without additional capital from existing or outside investors or further financing, the Company’s ability to continue to implement its business plan may be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Streams

Historically, we generated revenue through the sale of advertising on our website. Although we expect to continue generating revenue from advertisements, we are now focused on creating multiple revenue streams.

As of March 31, 2012, we have not generated any revenue through the Benefits Club. In order to initially attract marketing partners to the Benefits Club, we deferred entering into revenue sharing arrangements with our marketing partners. As a result, however, we were able to attract more than 250 marketing partners as of December 31, 2011. We ultimately expect to receive a share of the revenue received by marketing partners who offer products and services to our members. We will seek to enter into revenue sharing arrangements with our marketing partners in 2012. To the extent we are able to enter into revenue sharing agreements with our marketing partners, revenues, if any, from such arrangements may be limited in the near term.

In addition, we have entered into initial stages of discussions with a select number of national insurance companies focused on the insurance lines we plan to make available to our members – primarily health, life, long term care, auto and home. We have also entered into initial stages of discussions with a major financial services company to offer annuity, mutual fund, retirement planning and other financial products and services through us.

In the fourth quarter of 2011, Grandparents.com launched the Grandparents.com Online Book Shop. Order fulfillment takes place through Baker-Taylor Ltd. under our name and we receive a commission of 3.5% of all sales. We expect the Book Shop to compete with major online booksellers. As of March 31, 2012, we have not generated any revenue through the Book Shop.

Certain Factors Affecting our Performance

In addition to the Risk Factors discussed elsewhere in this Report, we consider the following to be significant factors affecting our future performance and financial results.

Our Ability to Attract and Retain Members. We must attract and retain members in order to increase revenue and achieve profitability. We expect revenue to be generated primarily from the purchase of products and services by our members offered in the Grandparents.com Benefits Club, advertisements on our website and, in the future, membership fees. If we are unable to attract and retain members, we may not be able to attract marketing and commercial sponsors to the Benefits Club. Likewise, if we cannot attract and retain members, we may not be able to attract advertisers to our website.

Our Ability to Enter into Revenue Sharing Agreements with our Marketing Partners. We must attract, retain and enter into revenue sharing agreements with marketing and commercial sponsors in order to increase revenue and achieve profitability. If marketing and commercial sponsors do not find our marketing and promotional services effective or do not believe that utilizing our website provides them with increases in customers, revenue or profit, they may not make, or continue to make, offers through our website in which case we may sell fewer products and services through the our website.

Competition. We compete with companies in the social networking industry such as Facebook, Twitter and Google and other companies that specifically target the age 50+ market, in particular AARP. These competitors compete with us for visitor traffic, members, advertising dollars and partners, including marketing and commercial sponsors, and many of our competitors have competitive advantages over us. It is also possible that new competitors may emerge and acquire significant market share.

Additional Financing. To effectively implement our business plan, we may need to obtain additional financing. If we obtain financing, we would expect to accelerate our business plan and increase our advertising and marketing budget, hire additional staff members and increase our office space and operations all of which we believe would result in the generation of revenue and development of our business.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, and the useful lives of tangible and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates.

Included in the Company’s Amendment No. 2 on Form 8-K/A dated February 27, 2012 and filed with the SEC on April 24, 2012, as may be further amended (the “Form 8-K/A”), for the year ended December 31, 2011, we identified four of our accounting policies that we consider critical to our business operations and an understanding of our results of operations:

•	revenue recognition;
•	fair value of measurements;
•	equity-based compensation; and
•	impairment of long-lived assets.

We included in our Form 8-K/A a brief discussion of some of the judgments, estimates and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we identified, and there are other accounting policies that are significant to us. For detailed information and discussion on our critical accounting policies and estimates, see our financial statements and the accompanying notes included in this Report and in our Form 8-K/A. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report and in our Form 8-K/A. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances. See “Cautionary Note Regarding Forward-Looking Statements” contained in this Report.

Results of Operations for Three-Month Periods Ended March 31, 2012 and 2011

The Transaction has been accounted for as a reverse acquisition whereby GP.com LLC is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The financial statements before the Transaction are those of GP.com LLC with the results of the Company being consolidated from the Closing Date.

Revenue

Revenue for the three months ended March 31, 2012 decreased $56,201, or 45.7%, to $66,794 compared to $122,995 for the comparable period in 2011. Two advertising campaigns that commenced in the fourth quarter of 2010 continued to generate revenue in the first quarter of 2011. However, there was no such carryover effect from the fourth quarter of 2011 into the first quarter of 2012. Also, the Company experienced a decrease in direct sales in the first quarter of 2012 compared to the comparable period in 2011. As a result, the Company’s average CPM (cost per thousand views) rate decreased during the first quarter of 2012 compared to the comparable period in 2011. The Company also experienced a decrease in website traffic in the first quarter of 2012, which resulted in less inventory available for advertising compared to the first quarter of 2011.

Operating Expenses

Total operating expenses for the three months ended March 31, 2012 increased $3,734,421, or 460.5%, to $4,545,298 compared to $810,877 for the comparable period in 2011.

Selling and marketing. Selling and marketing expense increased $12,203, or 42.8%, to $40,726 for the three months ended March 31, 2012 compared to $28,523 for the comparable period in 2011. In February 2012, the Company engaged a public relations firm and paid $13,000 upon execution of the agreement.

Salaries. Salary expense increased $162,248, or 75.8%, to $376,408 for the three months ended March 31, 2012 compared to $214,160 for the comparable period in 2011. The increase was primarily due to salary paid to the Company’s Co-Chief Executive Officers and an increase in staff headcount compared to the prior 2011 period. In connection with the closing of the Transaction, the Company entered into an employment agreement with each of Messrs. Leber and Bernstein pursuant to which each of Messrs. Leber and Bernstein receives a monthly salary of approximately $18,750. Prior to the closing of the Transaction, GP.com LLC did not pay salary directly to Messrs. Leber or Bernstein and instead paid a monthly management fee to an entity controlled by Messrs. Leber and Bernstein. As discussed below, payment of the monthly management fee ceased upon closing of the Transaction.

Rent. Rent expense increased $4,293, or 11.7%, to $41,000 for the three months ended March 31, 2012 compared to $36,707 for the comparable period in 2011.

Consulting. Consulting expense was $70,825 for the three months ended March 31, 2012. No consultants were utilized during the comparable period in 2011.

Equity-based compensation. Equity-based compensation expense increased $189,667, or 680.3%, to $217,546 for the three months ended March 31, 2012 compared to $27,879 for the comparable period in 2011. In the first quarter of 2012, the Company granted options to purchase 5,420,000 shares of its common stock to its officers and employees pursuant to the Grandparents.com, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The compensation expense recognized under the 2012 Plan was $90,774 for the three months ended March 31, 2012.

At March 31, 2012, GP.com LLC had outstanding options to purchase 466,667 Class A units of GP.com LLC under its 2010 Stock Option Plan. In addition, GP.com LLC had outstanding warrants to purchase 437,500 Class A units of GP.com LLC. Since the employees and consultants to whom these options and warrants were granted continue to provide services to the Company, the Company continued to record an equity compensation charge of $28,582 during the three months ended March 31, 2012.

As of March 31, 2012, the Company also had 300,000 options outstanding under its 2005 Stock Incentive Plan. In accordance with the terms of the Asset Contribution Agreement, these options became fully vested and exercisable as of the date of the Closing Date. Due to the immediate vesting provision, and since these employees no longer provide services to the Company, the Company recorded a charge in the amount of $98,190 during the three months ended March 31, 2012.

Management fees. Management fees decreased $50,000, or 33.3%, to $100,000 for the three months ended March 31, 2012 compared to $150,000 for the comparable period in 2011. GP.com LLC paid a monthly management fee to LBG (as defined below) for management services provided to GP.com LLC prior to the closing of the Transaction. Two payments of $50,000 each were payable for the period ended March 31, 2012 compared to three payments of $50,000 each payable during the comparable period in 2011. The payments ceased upon the closing of the Transaction.

Transaction Costs. We incurred $2,924,592 in transaction costs for the three months ended March 31, 2012 due to the Company’s issuance of warrants to its investment banking advisor in connection with the Transaction. There were no transaction costs for the comparable period in 2011.

Other general and administrative. Other general and administrative expense increased $427,360, or 313.6%, to $563,655 for the three months ended March 31, 2012 compared to $136,295 for the comparable period in 2011. The increase in other general and administrative expense was primarily attributable to legal, accounting and other professional fees related to the Transaction and as a result of being a public company.

Depreciation and amortization. Depreciation and amortization decreased $6,767, or 3.1%, to $210,546 for the three months ended March 31, 2012 compared to $217,313 for the comparable period in 2011.

Other Income (Expense)

Other expense was $14,428 for the three months ended March 31, 2012 compared to other income of $5,205 for the comparable period in 2011. Other expense for the 2012 period was comprised of interest expense of $20,922, offset by interest income of $3,226 and other income of $3,268.

Loss from Operations

Loss from operations for the three months ended March 31, 2012 was $4,492,932 compared to $682,677 for the comparable period in 2011.

Preferred Return Expense

Preferred return expense was $14,265 for the three months ended March 31, 2012 compared to $23,602 for the comparable period in 2011. Preferred expense for the 2012 period reflects preferred returns payable by GP.com LLC prior to the closing of the Transaction with respect to its Class A Preferred Units.

Net Loss

Net loss for the three months ended March 31, 2012 was $4,507,197 compared to $706,279 for the comparable period in 2011.

Liquidity and Capital Resources

We raised approximately $3,000,000 in gross proceeds in the Private Placement, but before deducting any expenses incurred by us in connection with the Private Placement. After deducting expenses, we received approximately $2,600,000 in net proceeds from the Private Placement. We had cash of approximately $1,540,000 as of the closing of the Transaction prior to the net proceeds from the Private Placement. We expect to finance our operations over the next twelve months primarily through our existing cash and our operations. However, to effectively implement our business plan, we may need to obtain additional financing. If we obtain financing, we would expect to accelerate our business plan and increase our advertising and marketing budget, hire additional staff members and increase our office space and operations all of which we believe would result in the generation of revenue and development of our business. We cannot be certain that financing will be available on acceptable terms, or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

Pursuant to the Contribution Agreement, on the Closing Date the Company entered into promissory notes with certain of its newly appointed directors and officers with respect to certain liabilities of GP.com LLC that we assumed in connection with the Transaction. Specifically, we entered into the following:

•	Amended and Restated Promissory Note in favor of Steven E. Leber, a Managing Director of GP.com LLC and current Chairman and Co-Chief Executive Officer of the Company, in the principal amount of $78,543 (the “Leber Note”). The Leber Note reflects amounts outstanding under a promissory note previously issued by GP.com LLC to Mr. Leber and a revolving note issued by GP.com LLC to Mr. Leber and Joseph Bernstein that we assumed in connection with the Transaction.

•	Amended and Restated Promissory Note in favor of Joseph Bernstein, a Managing Director of GP.com LLC and current Director, Co-Chief Executive Officer, Chief Financial Officer and Treasurer of the Company, in the principal amount of $78,543 (the “Bernstein Note”). The Bernstein Note reflects amounts outstanding under a promissory note previously issued by GP.com LLC to Mr. Bernstein and a revolving note issued by GP.com LLC to Messrs. Leber and Bernstein that we assumed in connection with the Transaction.

•	Amended and Restated Promissory Note in favor of Meadows Capital, LLC (“Meadows”), an entity controlled by Dr. Robert Cohen, a Managing Director of GP.com LLC and a current Director of the Company, in the principal amount of $308,914 (the “Meadows Note”). The Meadows Note reflects amounts outstanding under promissory notes previously issued by GP.com LLC to Meadows that we assumed in connection with the Transaction.

•	Promissory Note in favor of Leber-Bernstein Group, LLC, an entity controlled by Messrs. Leber and Bernstein (“LBG”), in the principal amount of $612,500 (the “LBG Note”). The LBG Note reflects the amount of accrued but unpaid management fees of GP.com LLC payable to LBG that we assumed in connection with the Transaction.

The Leber Note, the Bernstein Note, the Meadows Note and the LBG Note are collectively referred to herein as the “Promissory Notes.” The Promissory Notes accrue interest at the rate of 5% per annum and mature upon the earlier of (i) the Company having EBITDA of at least $2,500,000 as reflected on its quarterly or annual financial statements filed with the SEC, but in no event earlier than April 1, 2013, or (ii) the Company closing a financing with gross proceeds to the Company of at least $10 million. Payment of the Promissory Notes is guaranteed by GP.com LLC. In addition, payment of the Meadows Note is guaranteed by Messrs. Leber and Bernstein. The Leber Note, Bernstein Note and LBG Note are subordinate in right of payment to the Meadows Note and rank pari passu with each other. The Meadows Note is secured by a first priority security interest in the assets of GP.com LLC. Other than the Meadows Note, none of the Promissory Notes are secured.

In addition, pursuant to the Contribution Agreement, on the Closing Date the Company assumed GP.com LLC’s obligations under a zero coupon note issued by GP.com LLC in July 2011 to a consultant. The note provided $225,000 to GP.com LLC in exchange for repayment of $275,000 on August 30, 2012, the maturity date of the note. The discount from the maturity value of $275,000, initially $50,000, is being amortized to interest expense by the effective interest method over the life of the note, with an effective interest rate of 20.04%. The note is convertible into Class A Units of GP.com LLC at a conversion price of $1.60 per unit, provided the note is not repaid in full on the maturity date.

Although we can provide no assurances, we believe that the net proceeds from the Private Placement, the cash of the Company on hand as of the Closing Date together with cash generated from operations should be sufficient to meet working capital requirements and capital expenditures for the next twelve months.

Cash Flow

Net cash flow from operating, investing and financing activities for the periods below were as follows:

	Three months ended March 31,
	2012	2011
Cash provided by (used in):
Operating Activities	$(944,136)	$(287,651)
Investing Activities	-	(3,247)
Financing Activities	4,184,547	420,000
Net increase (decrease) in cash:	3,240,411	129,102

Cash Used In Operating Activities

For the three months ended March 31, 2012, net cash used in operating activities of $944,136 consisted of net loss of $4,507,197 and $62,334 in changes in fair value of warrant derivative liability, offset by $210,546 in adjustments for depreciation and amortization expense, $217,546 in adjustments for equity-based compensation expense, $2,924,592 in adjustments for transaction costs incurred in connection the Transaction, $14,265 in adjustments for preferred return expense, $12,268 in adjustments for amortization of discount on zero coupon note payable and $246,178 in cash provided by changes in working capital and other activities. For the three months ended March 31, 2011, net cash used in operating activities of $287,651 consisted of net loss of $706,279, offset by $217,313 in adjustments for depreciation and amortization expense, $27,879 in adjustments for equity-based compensation expense, $23,602 in adjustments for preferred return expense and $149,834 in cash provided by changes in working capital and other activities.

Cash Used In Investing Activities

For the three months ended March 31, 2012, the Company did not use or generate any cash from investing activities. For the three months ended March 31, 2011, net cash used in investing activities of $3,247 consisted of purchases of property and equipment.

Cash Provided By Financing Activities

For the three months ended March 31, 2012, net cash provided by financing activities of $4,184,547 consisted of $2,641,292 in net proceeds from the Private Placement and $1,543,255 in predecessor cash that remained in the Company following the Transaction. For the three months ended March 31, 2011, net cash provided by financing activities of $420,000 consisted of $300,000 in net proceeds from a private placement and $120,000 in loans and short-term advances.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officers and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues if any, within a company have been detected.

As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was carried out under the supervision and with the participation of management, including our principal executive officers and principal financial officer. Based upon that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were not effective at March 31, 2012 due to material weaknesses in our internal control over financial reporting. The material weaknesses primarily consisted of the following: (i) we do not have written documentation of our internal control policies and procedures; (ii) we do not have sufficient segregation of duties within accounting functions; (iii) we do not have adequate staff and supervision within our accounting function; and (iv) we lack a sufficient process for periodic financial reporting, including timely preparation and review of financial reports and statements.

We intend to remediate the material weaknesses discussed above, however, as of March 31, 2012, we have not taken any steps in this regard. We intend to begin the process documenting internal controls and procedures in the second half of 2012. We also intend to implement procedures to ensure timely filing of our periodic financial reports filed with the SEC in the future. However, due to the size and nature of the Company, segregation of duties within our internal control system may not always be possible or economically feasible. Likewise, we may not be able to engage sufficient resources to enable us to have adequate staff and supervision within our accounting function.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

During the period covered by this Report, there were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Currently there are no material legal proceedings pending or threatened against the Company. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our shares of common stock could decline and you may lose all or part of your investment. See “Cautionary Note Regarding Forward–Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

Risks Related to our Business and Industry

We may encounter numerous difficulties frequently encountered by companies in the early stage of operations.

We have a limited operating history upon which any investor may evaluate our current business and future prospects. Any potential investor must consider the risks and difficulties frequently encountered by early-stage companies. Historically, there has been a high failure rate among early-stage companies. Our future performance will depend upon a number of factors, including our ability to:

•	generate revenues and implement our growth strategy;
•	aggressively counter and respond to actions by our competitors;
•	pursue new users and members of our website and maintain relationships with current users and members;
•	maintain adequate control of our expenses;
•	attract, retain and motivate qualified personnel;
•	react to users and members preferences and demands;
•	maintain regulatory compliance; and
•	generate sufficient working capital through our operations or through issuance of additional debt or equity financing, and to continue as a going concern.

We cannot assure investors that we will successfully address any of these factors, and our failure to do so could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We will need to attract and retain members in order to be successful.

We must attract and retain members in order to increase revenue and achieve profitability. We expect revenue to be generated primarily from the purchase of products and services offered in the Grandparents.com Benefits Club, advertisements on our website and, in the future, membership fees. If we are unable to attract and retain members, we may not be able to attract marketing and commercial sponsors to the Grandparents.com Benefits Club or advertisers to our website. Accordingly, the revenue we generate may decrease and our operating results will be adversely affected.

The growth of our membership base could be adversely affected by various factors, including:

•	unwillingness of users or members to implement the products and services we offer;
•	any delays or difficulties that we may incur in completing the development and introduction of our planned products, product enhancements or services;

•	new products or services introduced by our competitors;
•	failure of the products and services we offer to perform as expected; or
•	any difficulty we may incur in meeting users and members requirements.

We will need to attract and retain marketing and commercial sponsors in order to be successful.

We must attract, retain and enter into future revenue sharing agreements with marketing and commercial sponsors in order to increase revenue and achieve profitability. If marketing and commercial sponsors do not find our marketing and promotional services effective or do not believe that utilizing the Benefits Club provides them with increases in customers, revenue or profit, they may not make, or continue to make, offers through the Benefits Club. We have not entered into revenue sharing agreements with any of our existing commercial and marketing sponsors and there can be no assurance that any of our existing commercial and marketing sponsors will enter into such revenue sharing agreements. If we are unable to attract, retain and enter into revenue sharing agreements with marketing and commercial sponsors in numbers sufficient to grow our business, or if too many marketing and commercial sponsors are unwilling to offer products or services through the Benefits Club or offer favorable revenue sharing terms to us, we may sell fewer products and services through the Benefits Club and our operating results will be adversely affected.

If our redesigned website or the Grandparents.com Benefits Club do not achieve market acceptance, our business will be materially and adversely affected.

Our success will depend upon widespread market acceptance of our website and the products and services and any future products and services that we may offer through the Benefits Club. There can be no assurance that the market for these services will develop or be sustained.

If products and services offered through the Grandparents.com Benefits Club do not meet the needs and expectations of our members, our business could suffer.

Our business depends in part on products and services provided by third parties and our reputation may be harmed by actions taken by such third parties that are outside our control. Any shortcomings of one or more of such third parties may be attributed by our members to us, thus damaging our reputation, brand value and potentially affecting our results of operations. In addition, negative publicity and sentiment generated as a result of fraudulent or deceptive conduct by such third party providers could damage our reputation, reduce our ability to attract new members or retain existing members, and diminish the value of our brand.

We may need additional debt or equity financing in the future.

Although we expect to be able to generate operating revenues necessary to finance our operations, there is no certainty that such operating revenues will be sufficient. Accordingly, we may need to obtain additional financing to operate and implement our business plan and growth strategy. Additional financing may not be available to us or, if available, such financing may not be on terms acceptable to us. If we obtain additional financing through the issuance of equity or convertible debt securities, it may be significantly dilutive to our stockholders and such additional equity or convertible debt securities may have rights, preferences or privileges senior to those of our existing securities. In addition, our ability to issue debt securities or to service any debt may also be limited by our inability to generate consistent cash flow. If additional financing is not available on acceptable terms, we may not be able to fund our on-going operations or any future expansion of our business, develop or enhance our products or services, or respond effectively to competitive pressures. The inability to raise additional capital in the future may force us to curtail future business opportunities or cease operations entirely.

We may continue to incur substantial losses and negative operating cash flows and may not achieve or maintain positive cash flow or profitability in the future.

We have incurred significant losses and negative operating cash flow from inception and may continue to incur significant losses and negative operating cash flow into the future. For the year ended December 31, 2011, we had a net loss of approximately $2.9 million and used approximately $1.1 million in cash for operating activities. For the three months ended March 31, 2012, we had a net loss of approximately $4.5 million and used approximately $0.9 million in cash for operating activities. In addition, as of December 31, 2011 we had a working capital deficit of approximately $1.8 million. As of March 31, 2012, we had working capital of approximately $2.8 million. In order to reach our business growth objectives, we expect to incur significant expenses for sales, marketing, product development and other operating and capital costs. As a result, we will need to generate and grow our revenues significantly to achieve positive cash flow and profitability. We may not be successful in generating and increasing our revenues, and we may never achieve or maintain positive cash flow or profitability. The uncertainties regarding the commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our net losses, negative cash flows from operations and working capital deficiency and expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate additional revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when needed, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

We have a limited operating history and, therefore, we cannot accurately project our future revenues and operating expenses.

Due to our limited operating history, we cannot accurately project future revenues based on historical results. Our business, operating results and financial condition will be materially and adversely affected if revenues do not meet projections, which would cause net losses in a particular fiscal period to be greater than expected.

With such a limited operating history, our past results do not provide a meaningful basis for us to project our revenues or operating results. Our business should be considered in light of the risks, expenses and difficulties that we have encountered to date and that we expect to continue to encounter.

We may have difficulty increasing our revenue.

Our ability to increase our revenue depends on a variety of factors, including general market conditions, overall online usage, our ability to increase our unique visitors and page view inventory, our ability to attract members, our ability to enter into revenue sharing agreements with our marketing partners, our ability to attract advertisers to advertise on our website and our ability to win our share of advertisers’ total advertising budgets from other websites. While we expect to increase our revenue, there can be no assurance that such increase will occur. If our revenue does not increase or decreases, or does not keep pace with our operating expense, our business, results of operations and financial condition could be materially adversely affected.

We depend on certain key employees to operate our business.

We believe that our continued success will depend to a significant extent upon the efforts and abilities of our senior management team, particularly: Steven E. Leber, Joseph Bernstein, Jeffrey Mahl and Matthew Schwartz. At closing of the Transaction, we entered into one-year employment agreements with Messrs. Leber, Bernstein, Mahl and Schwartz but we cannot guarantee that any of them will continue to provide services to us for any particular length of time. If we lose the services of one or more of these key executives, our business could be significantly harmed. We do not currently carry key-man life insurance.

We may not be able to recruit, train and retain sufficient qualified personnel to succeed.

Our future success depends upon our ability to hire and retain qualified personnel with experience in the sales, financial and social networking industries. As of the Closing Date, we have fifteen (15) employees. We cannot provide assurance that we will be able to attract, train or retain enough qualified personnel to satisfy demand or any expansion of our business and operations. Because of our limited resources, we may experience difficulty in hiring and retaining personnel with the necessary qualifications. The failure to attract and retain the necessary qualified personnel will have a material and adverse effect on our business, operations and financial condition.

We may not be able to manage our growth effectively.

The rapid expansion necessary for us to fully exploit the market window for our website requires an effective planning and management process. Rapid growth, if it occurs, will likely place a significant strain on our managerial, operational and financial resources. To manage our growth, we must implement and improve our operational and financial systems and expand, train and manage our employee base. There can be no assurance that our systems, procedures or controls will be adequate to support operations or that management will be able to achieve the rapid expansion necessary to fully exploit the market window for our website and the failure to do so would have a material adverse effect on our business, operations and financial condition. In addition, our management team has limited experience in the social networking industry.

We may not be able to protect the security and privacy of our members’ financial and business data, which could expose us to liability.

We collect and maintain private and confidential data from our members. This private and confidential data consists primarily of the personal and financial information of our members. We will incur significant costs to protect against the threat of security breaches or to alleviate problems caused by any breaches that occur. We have implemented security systems and protocols that we feel are appropriate and sufficient to protect the privacy and confidential information of our members and we intend to continue such protocols; however, there can be no assurance that our security systems or protocols will be sufficient to protect such private and confidential data or that our privacy policies will be deemed sufficient by our members or that it satisfies applicable federal or state laws or regulations governing privacy, which may be in effect from time to time. The failure to adequately protect member data or to comply with any federal or state laws or regulations relating to the use of this data could expose us to costly litigation or administrative action.

System failure or interruption experienced by our data center, internet service providers, online service providers or website operators may result in reduced traffic, reduced revenue and harm to our reputation.

We depend on third-party data center and servers providers to provide and maintain efficient and uninterrupted operation of our website for our members. Since we depend on third-party providers for our data center and servers, any dispute with such third-party providers could materially hinder our operations and switching third-party providers of such services may be a cumbersome process that negatively impacts the operation of our website. Our operations depend in part on the protection of our data systems and those of third-party providers against damage from human error, natural disasters, fire, power loss, water damage, telecommunications failure, computer viruses, terrorist acts, vandalism, sabotage, and other adverse events. Although we utilize the services of third-party providers with both physical and procedural security systems and have put in place certain other disaster recovery measures, including offsite storage of backup data, there is no guarantee that our Internet access and other data operations will be uninterrupted, error-free or secure. Any sustained or repeated system failure, including network, software or hardware failure, that causes an interruption in the availability of our website or a decrease in responsiveness of our website could result in reduced traffic, reduced revenue and harm to our reputation, brand and relations with our members, advertisers and marketing partners. An increase in the volume of users of our website could strain the capacity of the software and hardware we have deployed, including server and network capacity, which could lead to slower response time or system failures, and adversely affect the market acceptance of our website. In addition, our members will depend on Internet service providers, online service providers and other website operators for access to our website. These providers and operators could experience outages, delays and other difficulties due to system failures unrelated to our systems.

We may have difficulty scaling and adapting our existing technology architecture to accommodate increased traffic and technology advances or requirements of our members.

Our future success will depend on our ability to adapt to rapidly changing technologies, to improve the performance and reliability of our website and to adapt our website to evolving industry standards. Rapid increases in the levels or types of use of our website could result in delays or interruptions in our service. Widespread adoption of new Internet technologies or other technological changes could require substantial expenditures to appropriately modify or adapt our website and infrastructure. The technology architectures utilized for our website are highly complex and may not provide satisfactory support in the future, as usage increases and our website expands, changes and becomes more complex over time. In the future, we may make changes to our architectures and systems, including moving to completely new architectures and systems. Such changes may be technologically challenging to develop and implement, take time to test and deploy, cause us to incur substantial costs or data loss, and cause users, advertisers, and partners to experience delays or interruptions in services. These changes, delays or interruptions in our service may cause our users, advertisers and partners to become dissatisfied with our products and service and move to competing providers of similar products and services. Further, to the extent that the number of visitors to and members of our website increase, we will need to expand our infrastructure, including the capacity of the servers we utilize and the sophistication of our software. This expansion is likely to be expensive and complex and require additional technical expertise. Any difficulties experienced in adapting our architectures and infrastructure to accommodate increased traffic, store user data and track user preferences, together with the associated costs and potential loss of traffic, could harm our operating results, cash flows from operations and financial condition.

If we do not respond rapidly to technological changes or to changes in industry standards, our products and services could become obsolete.

The market for social networking websites is likely to be characterized by rapid technological change and frequent new product and service introductions. We may be unable to respond quickly or effectively to these developments. We may experience difficulties with software development or marketing that could delay or prevent our development, introduction or marketing of new features, products, services and enhancements. The introduction of new products and services by our competitors, the market acceptance of products and services based on new or alternative technologies or the emergence of new industry standards could render our existing or future products and services obsolete. If the standards adopted are different from those that we have chosen to support, market acceptance of our products and services may be significantly reduced or delayed. If our products and services become technologically obsolete, we may be unable to sell our products or services or generate meaningful revenues.

Our business may be adversely affected by malicious applications that interfere with, or exploit security flaws in, our products and services.

Our business may be adversely affected by malicious applications that make changes to our users’ computers and interfere with their experience with our website. These applications may attempt to change our users’ Internet experience, including hijacking queries to our website, altering or replacing search results or otherwise interfering with our ability to connect with our users. The interference often occurs without disclosure or consent, resulting in a negative experience that users may associate with us. These applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. The ability to reach users and provide them with a superior experience is critical to our success. If our efforts to combat these malicious applications are unsuccessful our reputation may be harmed and user traffic could decline, which would damage our business.

We may not be able to secure all rights to our intellectual property or our rights may be subject to claims of infringement by others.

We will rely on a combination of trade secret, trademark and copyright laws, as well as employee and third party non-disclosure agreements and other protective measures, to protect intellectual property rights. There can be no assurance, however, that these measures will provide meaningful protection of our member list, trademarks, service marks, copyrights, trade dress, trade secrets, proprietary technology and similar intellectual property in the event of any unauthorized use, misappropriation or disclosure.

We may be unable to prevent third parties from acquiring and using trademarks, trade names or domain names that are similar to, infringe upon or diminish the value of our trademarks, trade names, service marks and other proprietary rights. We may be unable to prevent third parties from using and registering our trademarks or trade names, or trademarks or trade names that are similar to, or diminish the value of, our trademarks or trade names in some countries.

There can also be no assurance that others will not independently develop similar technologies or duplicate any technology that we develop or have developed without violating our intellectual property rights. In addition, there can be no assurance that our intellectual property rights will be held to be valid, will not be successfully challenged or will otherwise be of value.

The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights.

While we do not believe that our website and technologies infringe on any intellectual property rights of third parties, there can be no assurance that a court will not find that such infringement has occurred or that such infringement will not occur in the future. The costs of defending an intellectual property claim could be substantial and could materially and adversely affect our operations and financial position, even if we were ultimately successful in defending any such claims. Conversely, in order to enforce or protect our intellectual property rights, we may have to initiate legal proceedings against third parties. These proceedings are typically expensive, take significant time and divert management’s attention from other business concerns. Further, if we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including treble damages, and we may be required to stop the infringing activity or obtain a license to use the intellectual property of others. The cost associated with any such changes may be substantial and could materially and adversely affect our market position, operations and financial position.

We may be involved in legal claims which could materially adversely affect us.

Claims or disputes against the Company may arise in the future. Results of legal proceedings are subject to significant uncertainty and, regardless of the merit of the claims, litigation may be expensive, time-consuming, disruptive to our operations and distracting to management.

Although our management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our results of operations could be materially adversely affected. Further, such outcome could result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against us, all of which could have a material impact on our business, intellectual property, results of operations or cause us financial harm.

Our market is new and still emerging.

The market for social media websites as well as product and service marketing websites, such as Facebook or Twitter is new and evolving. We believe that there is a need for intensive marketing and sales efforts to inform prospective members about the uses and benefits of the products and services we offer and to develop the overall market. Accordingly, there can be no assurance that these efforts will be successful and that a viable market for our website or the products and services we offer will emerge or be sustainable.

There are no significant barriers to entry in our market.

While we will take reasonable steps to protect our intellectual property, retain our employees and increase our position in the market, there are few barriers to entry to creating a website that directly or indirectly competes with us and our business. If one or more large on-line business, such as LinkedIn, Facebook, Google or Yahoo, decides to compete directly or indirectly with us, it may result in lower market share and reduce our financial returns.

Our industry is competitive and competition could reduce our market share and adversely affect our growth and financial performance.

There are many companies in the social networking industry, such as Facebook, Twitter and Google. In addition, we compete with companies that specifically target the age 50+ market, in particular AARP. These competitors compete with us for visitor traffic, members, advertising dollars and partners, including marketing and commercial sponsors. Competition is intense and expected to increase in the future. Many of our competitors may have certain competitive advantages over us in terms of:

•	substantially greater financial and technical resources;
•	more extensive and well developed marketing and sales networks;
•	better access to information;
•	greater global brand recognition among consumers; and
•	larger user and member bases.

We consider AARP our primary competitor. In 2010, AARP was ranked first by Examiner.com among websites serving the age 50+ demographic markets. AARP is the largest membership organization in the U.S. and its affiliates serve approximately 40 million members. AARP has significantly greater financial, technical and human resources than us and has an established market for its services and products. These and other factors allow AARP to engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies, attract additional partners or enter into arrangements with partners on terms more favorable than us, which may allow them to retain and build an even larger membership base or generate revenue from their members and partners more effectively than we do. Other competitors may enjoy similar advantages and benefits.

It is also possible that new competitors may emerge and acquire significant market share. Further, increased competition could result in price reductions, reduced margins or loss of market share, any of which could adversely affect our business and operations. Due to these and other factors, we may not be able to compete successfully in our market and the failure to do so could have a material adverse effect on the viability of our business.

We are subject to U.S. and foreign government regulations on Internet services which could subject us to claims and remedies including monetary liabilities and limitations on our business practices.

We are subject to various U.S. and foreign regulations directly applicable to providers of Internet services and products, particularly with respect to the solicitation, collection or processing of personal/consumer information over the Internet. The application of existing laws and regulations relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, promotions, billing, consumer protection, content regulation, quality of services, and intellectual property ownership and infringement to Internet companies is unclear and/or unsettled. Further, the application of existing laws regulating or requiring licenses for certain businesses of our advertisers including, for example, insurance and securities brokerage and legal services, can be unclear. We may incur substantial liabilities for expenses necessary to comply with these laws and regulations or penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

Changes in regulations or user concerns regarding privacy and protection of user data could adversely affect our business.

Federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of data that we receive from our customers. In addition, we post on our website our own privacy policies and practices concerning the collection, use and disclosure of customer data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data- related consent orders, Federal Trade Commission requirements or other federal or state privacy- related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

Further, failure or perceived failure to comply with our policies or applicable requirements related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of customer confidence in us, damage to our reputation and the loss of users, partners or advertisers, which could adversely affect our business.

Additionally, a large number of legislative proposals are pending before the U.S. Congress and various state legislative bodies concerning data privacy and retention issues that may impact our business. It is not possible to predict whether or when such legislation may be adopted. Certain proposals, if adopted, could impose requirements that may result in a decrease in our user registrations and revenues. In addition, the interpretation and application of user data protection laws are in a state of flux. These laws may be interpreted and applied inconsistently from state to state and inconsistently with our current data protection policies and practices. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Fluctuations in our financial results may occur as the result of various factors beyond our control.

Management expects that financial results will vary significantly from period to period due to a number of factors, including:

•	costs related to the redesign of our website;
•	costs related to the introduction of new products, services and methods of doing business;
•	costs related to the continued expansion of our business;
•	income, loss or amortization of goodwill resulting from its acquisition or divestiture of business assets and other material transactions;
•	gain or loss resulting from accounting rules changes or accounting adjustments required for initial public offerings, other financings, mergers or other changes in the capitalization; and
•	increases in taxation resulting from its disposition of interests or from other extraordinary events.

Our financial position may impair our ability to develop our business model. Our ability to attract the funding necessary to launch our redesigned website, purchase equipment and hardware, hire personnel, develop cost-efficient operations and market and sell our products and services are critical to our future success. Our ability to accomplish these objectives is likely to be significantly impaired if the financial markets continue to be in turmoil, or if prospective lenders, investors or partners become uncomfortable with our prospects for survival given a weak financial condition, volatile markets or adverse events in business operations. Our limited ability to generate cash through our operations may be insufficient to fully fund our growth. The costs for business and product development may significantly impact our overall financial strength. These factors can negatively impact our ability to finance the performance of our business operations and to attract additional funding.

The requirements of being a public company will require us to incur substantial costs, which may adversely affect our operating results and divert management’s attention.

As a public company, we will incur significant legal, accounting and other expenses that GP.com LLC did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently adopted by the SEC implementing Sarbanes-Oxley have required changes in corporate governance practices of public companies. We expect these rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. As a “shell company” as defined in Rule 12b-2 under the Exchange Act, the Company’s prior internal controls were less complicated than those needed for an operating business. Following closing of the Transaction and the appointment of a new management team, the Company intends to revise its existing policies and adopt new policies regarding internal controls and disclosure controls and procedures with regard to our new business. The Company’s new management team does not have substantial public company experience, and compliance with applicable securities rules and regulations may divert management’s attention from other business concerns, which could harm our business and operating results.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We may become involved in legal proceedings that may result in adverse outcomes.

We may become subject to claims, suits, government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation is a complex, fact-intensive process that requires significant judgment. It is possible that a resolution of one or more such proceedings could result in substantial fines and penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in criminal sanctions, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, requiring a change in our business practices, or requiring development of non-infringing products or technologies, which could also adversely affect our business and results of operations.

Management identified a material weakness in our financial reporting, and failure to remediate it or any future ineffectiveness of internal controls could have a material adverse effect on the Company’s business and the price of its common stock.

Management continues to review the Company’s internal control systems, processes and procedures for compliance with the requirements of a smaller reporting company under Section 404 of the Sarbanes-Oxley Act. Such a review resulted in identification of material weaknesses in our internal controls and a conclusion that our disclosure controls and procedures and internal control over financial reporting were ineffective as of the date of this Report, as discussed in Item 4 of Part I of this Report. While we are taking steps to remediate the weaknesses, there is no guarantee that we will not be able to remedy the weaknesses in a timely manner or identify additional material weaknesses in our internal controls in the future.

As a private company, GP.com LLC was not required to and did not maintain such internal controls. The Company and its new management team continue the process of documenting internal control procedures with respect to its new business, including establishing formal policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within its organization.

As a public entity, the Company is required to provide a quarterly management certification and an annual management assessment of the effectiveness of its internal controls over financial reporting. If the Company is not able to implement and document the necessary policies, processes, and controls to mitigate financial reporting risks, the Company may not be able to comply with paragraph (a) of Item 303 of Regulation S-K, which requires a management report on internal control over financial reporting in annual reports that we file with the SEC on Form 10-K, in a timely manner or with adequate compliance. In addition, because we are a smaller reporting company, our independent auditor will not be required to issue an attestation report pursuant to paragraph (b) of Item 308 of Regulation S-K regarding our internal control over financial reporting in our annual reports that we file with the SEC on Form 10-K.

The material weaknesses and other matters impacting the Company’s internal controls may cause it to be unable to report its financial information on a timely basis and thereby subject it to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of its financial statements. Confidence in the reliability of the Company’s financial statements could also suffer if the Company were to report a material weakness in its internal controls over financial reporting. This could materially adversely affect the Company and lead to a decline in the price of its common stock.

GP.com LLC may have had unknown liabilities that now may be deemed to be liabilities of the Company as a result of the Transaction.

There may have been liabilities of GP.com LLC that were unknown at the time of the Transaction. As a result of the Transaction, any such unknown liabilities may be deemed to be liabilities of the Company. In the event any such liability becomes known, it may lead to claims against us including, but not limited to, lawsuits, administrative proceedings, and other claims. Any such liabilities may subject us to increased expenses for attorneys’ fees, fines and litigation and expenses associated with any subsequent settlements or judgments. There can be no assurance that such unknown liabilities do not exist. To the extent that such liabilities become known, any such liability-related expenses may materially and adversely affect our profitability, operating results and financial condition.

Risks Related to an Investment in our Securities

GP.com LLC will have significant voting power and may take actions that may not be in the best interest of other stockholders.

GP.com LLC controls approximately 65% of the total voting power of our securities. Steven E. Leber, Joseph Bernstein and Dr. Robert Cohen comprise the board of managers of GP.com LLC and therefore control GP.com LLC. For the foreseeable future, GP.com LLC will be able to exert significant control over all matters requiring approval by our Board of Directors and stockholders, including the approval of mergers or other business combination transactions. Because GP.com LLC’s interests and the interests of Messrs. Leber and Bernstein and Dr. Cohen may not always coincide with the interests of our other stockholders, they may cause us to take actions which the other stockholders may disagree with or which may not be in the best interests of such other stockholders.

There are limitations on the liabilities of our directors and executive officers. Under certain circumstances, we are obligated to indemnify our directors and executive officers against liability and expenses incurred by them in their service to us.

Pursuant to our Second Amended and Restated Certificate of Incorporation, as amended, and under Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability for breach of a director’s duty of loyalty, acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law, dividend payments or stock repurchases that are unlawful under Delaware law or any transaction in which a director has derived an improper personal benefit. In addition, we intend to enter into indemnification agreements with each of our directors and executive officers. These agreements, among other things, will require us to indemnify each director and executive officer for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts, incurred by any such person in any action or proceeding, including any action by us or in our right, arising out of the person’s services as one of our directors or executive officers. The costs associated with providing indemnification under these agreements could be harmful to our business.

Provisions of our corporate charter documents could delay or prevent change of control.

Our Second Amended and Restated Certificate of Incorporation, as amended, currently authorizes our Board of Directors to issue up to 5,000,000 shares of “blank check” preferred stock without stockholder approval, in one or more series and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. The designation of preferred stock in the future could make it difficult for third parties to gain control of our company, prevent or substantially delay a change in control, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock.

We do not anticipate paying cash dividends on our common stock or preferred stock.

You should not rely on an investment in our securities to provide dividend income, as we currently do not plan to pay any in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our operations. Accordingly, investors must rely on sales of our securities after price appreciation, which may never occur, as the only way to realize any return on their investment.

The market price of our common stock is volatile.

The publicly traded shares of our common stock do not have significant trading volume, and experience significant price and volume fluctuations. This market volatility could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to actual or anticipated variations in our quarterly operating results, announcements by us, our competitors, factors affecting our market generally and/or changes in national or regional economic conditions, making it more difficult for shares of our common stock to be sold at a favorable price or at all. The market price of our common stock could also be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in the markets in which we compete.

Future sales of our common stock in the public market or the issuance of our common stock or securities convertible into our common stock could adversely affect the trading price of our common stock.

Any additional issuances of any of our authorized but unissued shares of common stock or blank check preferred stock will not require the approval of stockholders and will have the effect of further diluting the equity interest of stockholders.

We may issue common stock or preferred stock in the future for a number of reasons, including to attract and retain key personnel, to lenders, investment banks, or investors in order to achieve more favorable terms from these parties and align their interests with our common equity holders, to management and/or employees to reward performance to finance our operations and growth strategy, to adjust our ratio of debt to equity, to satisfy outstanding obligations or for other reasons. If we issue securities, our existing stockholders may experience dilution. Future sales of our common stock, the perception that such sales could occur or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock could adversely affect the market prices of our common stock prevailing from time to time. The sale of shares issued upon the exercise of our derivative securities could also further dilute the holdings of our then existing stockholders, including holders of the convertible notes that receive shares of our common stock upon conversion of their notes. In addition, future public sales of shares of our common stock could impair our ability to raise capital by offering equity securities.

Our common stock is not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

Our common stock is currently traded, but with very low, if any, volume, based on quotations on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still unknown to investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. In addition, many institutional investors, which account for significant trading activity, are restricted from investing in stocks that trade below specified prices, have less than specified market capitalizations, or have less than specified trading volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer, (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases, (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons, (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers, and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

We are subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may make it difficult for our stockholders to sell their shares.

Shares of our common stock are considered a “penny stock,” which is generally defined as any equity security that has a minimum bid price of less than $5.00 per share and that is not listed for trading on a national stock exchange. This classification adversely affects the market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth the basis on which the broker or dealer made the suitability determination and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure must also be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commission payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of stockholders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock. Our common stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our stockholders will, in all likelihood, find it difficult to sell their common stock.

Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies.

The SEC prohibits the use of Rule 144 under the Securities Act for resale of securities issued by shell companies (other than business transaction related shell companies) or issuers that have been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met: (i) the issuer of the securities that was formerly a shell company has ceased to be a shell company, (ii) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, (iii) the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding twelve (12) months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports, and (iv) at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company. As such, due to the fact that we had been a shell company immediately prior to the Transaction, holders of “restricted securities” within the meaning of Rule 144, when reselling their shares pursuant to Rule 144, will be subject to the conditions set forth therein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Reference is made to the Form 8-K/A for information regarding unregistered sales of equity securities in connection with the Transaction and the Private Placement. In addition, reference is made the Company’s Current Report on Form 8-K dated May 1, 2012 and filed with the SEC on May 2, 2012 for information regarding the unregistered sale of additional equity securities.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•	may apply standards of materiality that differ from those of a reasonable investor; and
•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number	Description
10.1	Securities Purchase Agreement dated as of February 23, 2012 (1)
10.2	Registration Rights Agreement dated as of February 23, 2012 (1)
10.3	Lock-Up Agreement by and between the Company and Grandparents.com, LLC (1)
10.4	Lock-Up Agreement by and between the Company and John Thomas Financial, Inc. (1)
10.5	Employment Agreement dated as of February 23, 2012 by and between the Company and Steven E. Leber (1)
10.6	Employment Agreement dated as of February 23, 2012 by and between the Company and Joseph Bernstein (1)
10.7	Employment Agreement dated as of February 23, 2012 by and between the Company and Jeffrey S. Mahl (1)
10.8	Employment Agreement dated as of February 23, 2012 by and between the Company and Matthew Schwartz (1)
10.9	Amended and Restated Promissory Note dated as of February 23, 2012 in favor of Steven E. Leber (1)
10.10	Amended and Restated Promissory Note dated as of February 23, 2012 in favor of Joseph Bernstein (1)
10.11	Amended and Restated Promissory Note dated as of February 23, 2012 in favor of Meadows Capital, LLC (1)
10.12	Promissory Note dated as of February 23, 2012 in favor of Leber-Bernstein Group, LLC (1)
10.13	2012 Stock Incentive Plan (1)
10.14	Form of Option Grant Letter (1)
10.15	Promissory Note dated as of July 29, 2011 in favor of David Ross, as amended (2)
10.16	Reaffirmation of Limited Guaranty (2)
31.1 *	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Co-Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Co-Principal Executive Officers and Principal Financial and Accounting Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS ***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Schema
101.CAL ***	XBRL Taxonomy Calculation Linkbase
101.DEF ***	XBRL Taxonomy Definition Linkbase
101.LAB ***	XBRL Taxonomy Label Linkbase
101.PRE ***	XBRL Taxonomy Presentation Linkbase

(1) Incorporated herein by reference to the exhibit of the same number in the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2012 (the “Original 8-K”).

(2) Incorporated herein by reference to the exhibit of the same number in the Company’s Amendment No. 2 to the Original 8-K filed on Form 8-K/A with the SEC on April 24, 2012.

* Filed herewith.

** Furnished herewith in accordance with SEC Release 33-8238.

*** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Report shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2012

/s/ Steven E. Leber
Steven E. Leber
Co-Chief Executive Officer
(Co-Principal Executive Officer)

/s/ Joseph Bernstein
Joseph Bernstein
Co-Chief Executive Officer, Chief Financial Officer and Treasurer
(Co-Principal Executive Officer and Principal Financial and Accounting Officer)

