Form 10-Q
period 2012-06-30
GRANDPARENTS.COM, INC.
filed 2012-08-14
CIK 1020475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-21537

Grandparents.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware	93-1211114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

589 Eighth Avenue, 6th Floor New York, New York	10018
(Address of principal executive offices)	(Zip Code)

(646) 839-8800
(Registrant’s telephone number, including area code)

N/A
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

Yes ☐ No ☒

As of August 13, 2012, there were 85,755,814 shares of the registrant’s common stock, $.01 par value per share, outstanding.

GRANDPARENTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2012

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q (this “Report”) or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. In some cases, forward-looking statements may contain terms such as “anticipates,” “believes,” “seeks,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “will,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; relationships with our marketing partners and members; demand for our website and changes in our membership ranks; financial resources and condition; changes in revenues; changes in profitability; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; the ability to produce the liquidity or enter into agreements to acquire the capital necessary to continue our operations and take advantage of opportunities; legal proceedings and claims. Forward-looking statements reflect our current views with respect to future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” contained herein. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,213,242	$347,284
Restricted cash	40,000	40,000
Accounts receivable	78,924	84,922
Prepaid expenses	156,726	254,826
Total current assets	2,488,892	727,032

Property and equipment, net	75,364	35,170

Other assets:
Security deposits	3,701	3,701
Intangibles, net	4,760,493	5,110,993
Total other assets	4,764,194	5,114,694

Total assets	$7,328,450	$5,876,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$580,501	$596,584
Accrued expenses	199,462	185,191
Accrued management fees	-	512,500
Notes payable, current maturities	1,344,543	900,882
Warrant derivative liability	-	211,645
Cumulative preferred return	-	120,488
Total current liabilities	2,124,506	2,527,290

Notes payable, net of current maturities	-	300,000
Total long-term liabilities	-	300,000

Total liabilities	2,124,506	2,827,290

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $0.01 par value, 150,000,000 shares authorized, 85,755,814 and 16,796,151 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	857,558	167,961
Additional paid in capital	15,736,773	7,956,350
Accumulated deficit	(11,390,387)	(5,074,705)
Total stockholders’ equity	5,203,944	3,049,606

Total liabilities and stockholders’ equity	$7,328,450	$5,876,896

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues:
Advertising revenue	$87,341	$115,165	$154,135	$238,160
Total revenue	87,341	115,165	154,135	238,160

Operating expenses:
Selling and marketing	332,938	13,115	373,664	41,638
Salaries	476,995	221,861	853,403	436,021
Rent	40,700	40,000	81,700	76,707
Consulting	48,942	695	119,767	695
Equity-based compensation	354,217	9,951	509,429	37,830
Management fees	-	150,000	100,000	300,000
Transaction costs	-	-	2,924,592	-
Other general and administrative	403,464	111,157	1,029,453	247,452
Depreciation and amortization	210,546	217,313	421,092	434,626
Total operating expenses	1,867,802	764,092	6,413,100	1,574,969

Other income (expenses):
Interest income	25	15	3,251	30
Interest expense	(26,374)	(4,021)	(47,296)	(4,021)
Other income (expense), net	49,584	(4,350)	52,852	840

Total other (expenses) income	23,235	(8,356)	8,807	(3,151)

Loss from operations	(1,757,226)	(657,283)	(6,250,158)	(1,339,960)

Preferred return expense	-	(23,602)	(14,265)	(47,204)

Net loss before income taxes	$(1,757,226)	$(680,885)	$(6,264,423)	$(1,387,164)

Provision for income taxes	51,259	-	51,259	-

Net loss	$(1,808,485)	$(680,885)	$(6,315,682)	$(1,387,164)

Net loss per share-basic and diluted	$(0.03)	$(0.04)	$(0.17)	$(0.08)

Weighted average common shares outstanding, basic and diluted	56,251,123	16,909,651	36,543,417	16,909,651

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(6,315,682)	$(1,387,164)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	421,092	434,626
Equity-based compensation	509,429	37,830
Transaction costs	2,924,592	-
Preferred return expense	14,265	47,204
Amortization of discount on zero coupon note payable	25,161	-
Change in fair value of warrant derivative liability	(62,334)	-
Gain on extinguishment of indebtedness	(52,776)	-
(Increase) decrease in:
Accounts receivable, net	5,998	266,011
Prepaid expenses	109,100	(2,207)

Increase (decrease) in:
Accounts payable	36,693	(6,885)
Accrued management fees	100,000	212,500
Accrued expenses	14,271	(35,905)
Net cash used in operating activities	(2,270,191)	(433,990)

Cash flows from investing activities:
Development of intangible assets	(66,166)	-
Proceeds from disposal of property and equipment	-	4,105
Purchase of property and equipment	(44,620)	(3,247)
Net cash (used in) provided by investing activities	(110,786)	858

Cash flows from financing activities:
Proceeds from private placement, net	2,667,629	300,000
Proceeds from loans and short-term advances	-	120,000
Proceeds from exercise of stock options	30,000	-
Proceeds from reverse merger transaction (predecessor cash)	1,549,306	-
Net cash provided by financing activities	4,246,935	420,000

Net increase (decrease) in cash	1,865,958	(13,132)
Cash and cash equivalents, beginning of period	347,284	36,991
Cash and cash equivalents, end of period	$2,213,242	$23,859

Supplemental cash flow information
Income taxes paid	$-	$-
Cash paid for interest	$8,750	$-
Conversion of accrued management fees to note payable	$512,500	$-
Reclassification of cumulative preferred return as part of reverse acquisition	$134,753	$-
Reclassification of warrant derivative liability to equity as part of reverse acquisition	$149,311	$-

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

Grandparents/NorWesTech Reverse Acquisition

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

In exchange for the contribution of the net assets of the Grandparents.com business, GP received one (1) share of Series A Convertible Preferred Stock of the Company, representing approximately 65% of the issued and outstanding shares of the Company. The Series A Convertible Preferred Stock automatically converted into 55,887,491 shares of the Company’s Common Stock upon the date on which the Company filed an amendment to its Certificate of Incorporation to increase the number of authorized shares of Common Stock to 150,000,000. In addition, GP received a warrant (“GP Warrant”), with an exercise price of $0.01 per share and exercisable for five (5) years, to purchase additional shares of the Company’s Common Stock, with the number of shares into which with the GP Warrant is convertible being subject to adjustment (i) for the Shortfall Amount, as defined in the Asset Contribution Agreement and (ii) to retain GP’s 65% ownership in the event any of the 342,813 warrants issued and outstanding by NorWesTech, Inc. are exercised.

As compensation for advisory services in connection with the reverse acquisition, the Company granted a warrant (“Advisory Warrant”) to purchase up to 5,588,749 shares of the Company’s Common Stock. The Advisory Warrant has an exercise price of $0.23 per share and a term of five (5) years. The grant date fair value of the Advisory Warrant was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate 1.04%; expected term 5.0 years; expected volatility 109%; stock price $0.60. These assumptions resulted in a grant date fair value of the warrant of $2,924,592, which has been reflected as a charge in the condensed consolidated statement of operations for the six -months ended June 30, 2012.

Concurrently with the reverse acquisition, the Company sold 3,000,000 shares of Series B Convertible Preferred Stock for total gross proceeds of $3,000,000. The Series B Convertible Preferred Stock automatically converted into 12,897,172 shares of the Company’s Common Stock upon the date on which the Company filed an amendment to its Certificate of Incorporation to increase the number of authorized shares of Common Stock to 150,000,000. In connection with the financing, the Company granted a warrant to the placement agent (“Placement Agent Warrant”) to purchase up to 1,289,711 shares of the Company’s Common Stock. The Placement Agent Warrant has an exercise price of $0.23 per share and a term of five (5) years. The grant date fair value of the Placement Agent Warrant was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate 1.04%; expected term 5.0 years; expected volatility 109%; stock price $0.60. These assumptions resulted in a grant date fair value of the warrant of $674,906, which has been reflected in the condensed consolidated balance sheet as a reduction of the gross proceeds raised in the financing.

Amendment to the Company’s Certificate of Incorporation

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

3.  Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred a net loss of approximately $6.3 million and used approximately $2.3 million in cash for operating activities during the six-months ended June 30, 2012. Without additional capital from existing or outside investors or further financing, the Company’s ability to continue to implement its business plan may be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Intangible assets, net, consisted of the following at June 30, 2012 and December 31, 2011:

	Estimated Useful	June 30,	December 31,
	Lives (in Years)	2012	2011
URL and trademarks	15	$5,000,000	$5,000,000
Website and mobile application development	3	566,166	500,000
Customer relationships	3	1,000,000	1,000,000
		6,566,166	6,500,000
Less: accumulated amortization		(1,805,673)	(1,389,007)
Intangible assets, net		$4,760,493	$5,110,993

Amortization expense related to finite lived intangible assets amounted to $208,333 and $215,100 for the three-months and $416,666 and $430,200 for the six-months ended June 30, 2012 and 2011, respectively. The future amortization expense for each of the five succeeding years related to all finite lived intangible assets that are currently recorded in the balance sheets is estimated as follows at June 30, 2012:

For the Years Ending December 31,
2012	$424,018
2013	532,472
2014	355,389
2015	348,036
2016	333,333
Thereafter	2,767,245
$4,760,493

5.  Notes Payable

During 2011, three of GP’s members advanced an aggregate of $126,000 to the Company. The advances bear interest at 5% per annum, and were due and payable on December 31, 2012.

In June 2011, GP entered into a $300,000 note payable agreement with one of its members. The note bears interest at 5% per annum, with interest-only payments commencing on May 1, 2011 through the maturity date, April 1, 2013. The note was secured by substantially all of GP’s assets.

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

In December 2011, the Company consummated a $500,000 Bridge Loan with a NorWesTech, Inc. and executed a Letter of Intent with that company for a contribution of all the assets and liabilities of the Company into the public entity in a transaction to be accounted for as a reverse acquisition. The public entity’s assets consisted exclusively of $2.3 million in cash (unaudited). The Company simultaneously executed an engagement agreement with an investment bank to effect a private placement of $3 million, on a best efforts basis, in a secondary offering of the public company’s common shares, to be closed at the same time as the reverse acquisition. The acquisition and private placement transactions were consummated on February 23, 2012, with the Bridge Loan being repaid out of the closing cash received from NorWesTech, Inc. See Note 1.

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

Interest expense charged to operations amounted to $26,374 and $4,021 for the three-months ended June 30, 2012 and 2011, and $47,296 and $4,021 for the six-months ended June 30, 2012 and 2011. The future principal maturities related to all notes payable obligations is estimated as follows at June 30, 2012:

For the Years Ending December 31,
2012	$266,043
2013	1,078,500
$1,344,543

6.  Stockholders’ Equity

On February 23, 2012, the Board of Directors approved an amendment to the Corporation’s Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 30,000,000 to 150,000,000 shares. As of June 30, 2012, the Company has 85,755,814 shares of common stock issued and outstanding.

On February 23, 2012, in connection with the Asset Contribution Agreement, the Company issued one (1) share of Series A Convertible Preferred Stock, representing 65% of the Company’s issued and outstanding shares of common Stock, on an as-converted basis of the Series A and Series B Convertible Preferred Stock. The Series A Convertible Preferred Stock automatically converted into 55,887,491 shares of the Company’s Common Stock on May 9, 2012, the date on which the Company filed the amendment to its Certificate of Incorporation.

On February 23, 2012, the Company completed the Private Placement of 3,000,000 shares of newly designated Series B Convertible Preferred Stock for aggregate gross proceeds to the Company of $3,000,000. The Series B Convertible Preferred Stock automatically converted into 12,897,172 shares of the Company’s Common Stock on May 9, 2012, the date on which the Company filed the amendment to its Certificate of Incorporation to increase the number of authorized shares of Common Stock.

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

The Company granted options to purchase 6,355,000 shares of common stock under the 2012 Plan to its officers, directors and employees during the six-months ended June 30, 2012, of which options to purchase 280,000 shares were forfeited during the period. The options had exercise prices ranging from $0.45 to $0.63 per share and a grant date fair value ranging from $0.27 to $0.56 per option. The options expire ten years from the date of grant. Net of 280,000 shares forfeited, options to purchase 6,075,000 shares of common stock were outstanding under the 2012 Plan as of June 30, 2012.

The weighted average grant date fair value of options granted during 2012 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatility was estimated using the average volatility rates of several public companies that management considers industry peers in a similar life-cycle phase, and a weighted component volatility of the Company. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived from historical terms.

Risk-free interest rate	1.04-2.30%
Expected life (years)	10
Expected volatility	109-115%
Dividend yield	-

A summary of option activity and changes under the 2012 Plan as of June 30, 2012 and during the period is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	-	$-	-
Granted	6,355,000	0.59	9.64
Exercised	-	-	-
Expired	-	-	-
Forfeited	(280,000)	0.60	-
Outstanding at June 30, 2012	6,075,000	$0.59	9.64	$53,600

Exercisable at June 30, 2012	745,556	$0.60	9.64	$6,778

The compensation expense recognized under the Plan was $303,634 for the three-months and $394,408 for six-months ended June 30, 2012. As of June 30, 2012, there was $2,797,876 of total unrecognized compensation cost related to non-vested equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remaining vesting period of 35 months.

Other

At June 30, 2012, GP had outstanding options to purchase 466,667 Class A units of GP under its 2010 Stock Option Plan. In addition, GP had outstanding warrants to purchase 437,500 Class A units of GP. Since the employees and consultants to whom these options and warrants were granted continue to provide services to the Company, the Company recorded an equity compensation charge of $28,582 and $57,164 during the three- and six-months ended June 30, 2012, respectively. The remaining unrecognized compensation cost of $163,516 related to non-vested equity-based compensation arrangements granted by GP continue to be recognized by the Company over the remaining vesting period of 29 months.

As of June 30, 2012, NorWesTech, Inc. (predecessor) had 300,000 options outstanding under its 2005 Stock Incentive Plan. In accordance with the terms of the Asset Contribution Agreement, these options became fully vested and exercisable as of the date of the transaction (February 23, 2012). Due to the immediate vesting provision, and since these employees no longer provide services to the Company, the Company recorded a charge in the amount of $98,190 during the six-months ended June 30, 2012. There is no remaining unrecognized compensation charge related to these options.

8. Income Taxes

ASC 740-10 “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”) requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates Company tax positions on an annual basis and has determined that as of June 30, 2012, no accrual for income taxes is necessary for current operations during 2012. However, the Company has incurred and accrued for $51,259 of tax expense related to a prior period gain resulting from the sale of substantially all of the Company’s operating assets to Emerald Star Holdings, LLC in September 2011.

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

9.  Commitments

The Company leases an office facility in New York, NY under a three-year operating lease. The lease requires monthly payments of $13,333 and includes an annual escalation of 2.5%. The future minimum lease payments required under the office facility operating lease as of June 30, 2012, are as follows:

For the Years Ending December 31,
2012	$125,028
2013	126,072
$251,100

GP has issued a letter of credit totaling $40,000, which is held as collateral for performance under the operating lease. The letter of credit is secured by deposits at a financial institution, and has been recorded as restricted cash in the balance sheets at June 30, 2012 and December 31, 2011.

Rent expense recognized under operating leases was $40,700 and $40,000 for the three-months ended June 30, 2012 and 2011, respectively. Rent expense recognized under operating leases was $81,700 and $76,707 for the six-months ended June 30, 2012 and 2011, respectively.

During May 2012, the Company entered into an agreement with an investor relations firm, to provide services to the Company. The agreement is for a term of three-months, from May 2012 to July 2012, and requires a cash payment of $10,000 per month and the issuance of a total of 75,000 restricted shares of the Company’s common stock. The agreement also provides the Company with options for three (3) additional three-month renewal periods, in exchange for a cash payment of $10,000 per month and an additional 75,000 restricted shares per renewal. The Company valued the 75,000 restricted shares at their fair value of $33,000, which amount is being charged to expense over the three-month term of the agreement.

10. Concentrations

For the three-months ended June 30, 2012, two (2) customers represented approximately 40% of revenues earned during the period. For the six-months ended June 30, 2012, two customers represented approximately 42% of revenues earned during the period.

At June 30, 2012, four (4) customers represented approximately 71% of GP’s accounts receivable.

We maintain cash in four insured commercial accounts at a major financial institution. Although we consider the financial institution creditworthy, our cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $2,012,246 at June 30, 2012 and by $0 at December 31, 2011.

11. Subsequent Events

On July 30, 2012, Grandparents Health Plans, LLC (“GHP”), a majority-owned subsidiary of the Company, and Humana MarketPOINT, Inc. (“Humana”) entered into a Marketing and Distribution Agreement (the “Marketing Agreement”), effective as of September 1, 2012 (the “Effective Date”), pursuant to which Humana granted to GHP the right to offer and sell certain Medicare supplement, major medical, short term medical, term life, dental and vision insurance products as well as financial protection products (collectively, the “Products”) in any area in which Humana is authorized under applicable law to sell and GHP is licensed under applicable law and appointed by Humana to sell the Products (the “Service Area”).

Pursuant to the Marketing Agreement, GHP will receive certain commissions from Humana on sales of the Products in the Service Area. In addition, Humana will pay GHP administrative fees and/or overrides as consideration for certain administrative services performed by GHP. The Marketing Agreement also provides that Humana is responsible for all service requirements and administration regarding issued Products, including, but not limited to, claims processing, policy issuance, policy changes, pricing, and sales made through Humana’s call center and websites. The term of the Marketing Agreement is three (3) years from the Effective Date.

The Marketing Agreement contains customary confidentiality obligations of GHP in favor of Humana relating to the use of information obtained by GHP regarding the business of Humana and its affiliates. In addition, in accordance with the applicable requirements of the Privacy and Security Rules under the Health Insurance Portability and Accountability Act of 1996 and the rules and regulations promulgated thereunder (“HIPAA”), GHP is required to protect the privacy and security of any protected health information (as defined in HIPAA) created or received by GHP from or on behalf of Humana. Furthermore, GHP is required to comply with Humana’s information technology security requirements.

The Marketing Agreement also contains customary representations and warranties of GHP and Humana as well as mutual indemnification obligations relating to (i) the breach of any representation, warranty, or agreement contained in the Marketing Agreement, (ii) willful misconduct or negligence in the performance (or non-performance) of the Marketing Agreement, (iii) violations of applicable federal or state insurance laws or regulations, or (iv) an actual or alleged direct or indirect omission or commission that causes an indemnified party to violate any applicable law. In addition, the Marketing Agreement contains customary termination rights, including the right of either party to terminate the Marketing Agreement upon thirty (30) calendar days’ written notice in the event of an uncured “material breach” (as defined in the Marketing Agreement) or upon ninety (90) calendar days’ written notice without cause.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Report, the terms “Company,” “we,” “us” and “our” refer to Grandparents.com, Inc. and its subsidiaries, unless the context otherwise requires.

The following discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes thereto included in this Report. The following discussion and analysis should also be read in conjunction with the disclosure under “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A—Risk Factors” of Part II in this Report. Unless specifically noted otherwise, this Report reflects the business and operations of the Company after its completion of the asset contribution transaction with GP.com LLC (as defined below) on February 23, 2012 described below.

Business Overview

Our website, www.grandparents.com, is a family-oriented social media website with a core mission of enhancing relationships between the generations and enriching the lives of grandparents by providing tools to foster connections among grandparents, parents, and grandchildren. We primarily target the approximately 65 million grandparents in the U.S., but we also target the approximately 55 million “boomers” and seniors that are not grandparents. We believe that our website is one of the leading online communities for our market and that our website is the premier social media platform targeting active, involved grandparents. In 2010, Examiner.com ranked our website second among commercial websites serving the age 50+ demographic markets. Our website now has over 1,000,000 members.

Our website features the Grandparents.com Benefits Club through which our marketing partners offer discounts and other benefits to our members on a variety of consumer products and services. The Benefits Club business model is similar to that of AARP Services, Inc., a marketing arm of AARP. We seek to apply the AARP business model to our business by engaging marketing partners, particularly in the insurance and financial industries, in a strategic relationship in which our website will become a co-brand for marketing insurance and financial products. As discussed below, we plan to offer and sell insurance products through Grandparents. Health Plans, LLC (“GHP”), which is majority-owned by us and operated as a joint venture with Denver Management Associates, Inc. As more fully described below, on July 30, 2012, GHP entered into a Marketing and Distribution Agreement with Humana MarketPOINT, Inc. pursuant to which GHP will offer and sell Humana insurance products. We have also entered into initial discussions with a major financial services company to offer annuity, mutual fund, retirement planning and other financial products and services through the Benefits Club. We have not entered into any formal agreements with any financial services companies as of the date of this Report.

In May 2012, we engaged an application development company to help us create an application for smartphone and other mobile users. We believe that a mobile-based application will help us broaden user engagement and help increase our membership ranks by making our content more accessible and useful. The mobile-based application will allow users to socially interact with other users by uploading photos and videos, commenting, following and sharing via the “mobile web.” In addition, mobile users will be able to view website articles and other content in a mobile friendly format. We hope to launch our mobile application simultaneously with the launch of our rebranded website.

We are focused on rebranding our website, attracting new members and developing new revenue streams. Accordingly, management does not believe past results are indicative of future performance. We anticipate launching our rebranded website and other new initiatives, including our mobile-based application, on Grandparents Day, September 9, 2012. Until the launch of the rebranded website, our website will remain operational in its current format.

Grandparents Health Plans

Through Grandparents Health Plans, LLC (“GHP”), we plan to offer health, accident and life insurance products in over 40 states in which GHP is now authorized to do business as an independent insurance agency. We also plan to offer Medicare Supplement insurance, individual health, long term care, life, dental, vision and other health insurance products. As an independent insurance agency, GHP will not assume underwriting risks.

On July 30, 2012, GHP entered into a Marketing and Distribution Agreement (the “Marketing Agreement”) with Humana MarketPOINT, Inc. (“Humana”) pursuant to which Humana granted to GHP the right to offer and sell certain of Humana’s Medicare, major medical, short term medical, term life, dental and vision insurance products as well as financial protection products (collectively, the “Products”) in any area in which Humana is authorized under applicable law to sell and GHP is licensed under applicable law and appointed by Humana to sell such insurance (the “Service Area”). Pursuant to the Marketing Agreement, GHP will receive commissions from Humana on sales of the Products in the Service Area. In addition, Humana will pay GHP administrative fees and/or overrides as consideration for certain administrative services performed by GHP. The Marketing Agreement also provides that Humana is responsible for all service requirements and administration regarding issued Products, including, but not limited to, claims processing, policy issuance, policy changes, pricing, and sales made through Humana’s call center and websites. The agreement will become effective on September 1, 2012.

Grandparents.com Book Shop

In the fourth quarter of 2011, we launched the Grandparents.com Book Shop. The Book Shop features over one million book titles, including e-books, and approximately 400,000 CD/DVD’s. Order fulfillment is done by Baker-Taylor Ltd., the largest independent wholesale book distributor in the U.S., under our name. We will receive a commission of 3.5% of all sales through the Book Shop. We did not generate any revenue from the Book Shop in 2011 or in 2012.

Grand Card

On August 9, 2012, we entered into a non-binding letter of intent with Cegedim Inc. regarding the formation of a joint venture for the purpose of developing the “Grand Card.” The Company conceptualized the “Grand Card” as member rewards program that will provide cash rebate benefits on a debit card to registered members of the Company’s website when such members purchase certain products and services. Cegedim has developed proprietary processes and technologies which will be customized and adapted to the Grand Card. The parties have agreed to negotiate definitive agreements regarding the proposed joint venture. There is no guarantee that the Company and Cegedim will enter into such definitive agreements.

GrandCorps

We have established the “GrandCorps” which has the purpose of promoting charitable, educational, philanthropic and other eleemosynary causes. We have also established the American Grandparents Association (the “Association”). The Association will focus on issues facing “grand families” (those families in which grandparents raise their grandchildren) and grandparents that are estranged from their grandchildren. The Association is intended to serve as a resource for grandparents to learn about their legal rights and to share their grandparenting challenges and experiences with other grandparents. We expect to dedicate a special section of our website to the Association, which will complement and enhance existing content.

Asset Contribution Transaction

On February 23, 2012 (the “Closing Date”), the Company entered into an Asset Contribution Agreement (the “Contribution Agreement”) with GP.com Holding Company, LLC, a Florida limited liability company formerly known as Grandparents.com LLC (“GP.com LLC”). Under the terms of the Contribution Agreement, GP.com LLC contributed substantially all of its assets to us in exchange for our assumption of certain liabilities of GP.com LLC and our issuance to GP.com LLC of one share of our Series A Convertible Preferred Stock and a warrant to purchase shares of our common stock (the “Transaction”). As a result of the Transaction, we now own the grandparents.com domain name, other related domain names, trademarks and related assets formerly owned by GP.com LLC and GP.com LLC became the holder of a majority of our voting securities. In addition, our former directors and officers resigned and the designees of GP.com LLC were appointed to fill the vacancies created by such resignations. Accordingly, the Transaction resulted in a change of control of the Company.

Immediately following the Transaction, GP MergeCo, Inc., a wholly owned subsidiary of the Company, was merged with and into the Company and, in connection with the merger, we changed our name to Grandparents.com, Inc. We also changed our corporate address to 589 Eighth Avenue, 6th Floor, New York, New York and our telephone number to 646-839-8800. In addition, we changed our fiscal year from June 30 to December 31.

Private Placement

On the Closing Date and simultaneously with the closing of the Transaction, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors (collectively, the “Purchasers”) for the issuance and sale in a private placement (the “Private Placement”) of 3,000,000 shares of the Company’s Series B Convertible Preferred Stock for aggregate gross proceeds to the Company of $3,000,000.

Amendment to Corporate Charter and Conversion of Series A and Series B Convertible Preferred Stock

On May 9, 2012, the Company filed a Second Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of the Company’s capital stock to 155,000,000, consisting of 150,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share (the “Amendment”). Upon filing of the Amendment, the one share of the Company’s Series A Convertible Preferred Stock issued to GP.com LLC pursuant to the Transaction automatically converted into 55,887,491 shares of common stock and the 3,000,000 shares of the Company’s Series B Convertible Preferred Stock issued to the Purchasers in the Private Placement automatically converted into 12,897,172 shares of common stock.

Summary for the Three and Six Month Periods Ended June 30, 2012

Revenue for the three months ended June 30, 2012 was $87,341, which reflected a decline of $27,824, or 24.2%, compared to revenue of $115,165 for the comparable period in 2011. Revenue for the six months ended June 30, 2012 was $154,135, which reflected a decline of $84,025, or 35.3%, compared to revenue of $238,160 for the comparable period in 2011. Two customers represented approximately 40.0% of revenues earned during the three months ended June 30, 2012 and 42.0% of revenues earned during the six months ended June 30, 2012. Four customers represented approximately 71.0% of accounts receivable as of June 30, 2012.

Total operating expenses for the three months ended June 30, 2012 increased $1,103,710, or 144.4%, to $1,867,802 compared to $764,092 for the comparable period in 2011. Total operating expenses for the six months ended June 30, 2012 increased $4,838,131, or 307.2%, to $6,413,100 compared to $1,574,969 for the comparable period in 2011. The increase in operating expenses for the three months ended June 30, 2012 was due to increases in selling and marketing, salary, rent, equity-based compensation, consultant and other general and administrative expenses. The increase in operating expenses for the six months ended June 30, 2012 was primarily attributable to expenses of $2,924,592 incurred in connection with the Transaction as well as increases in selling and marketing, salary, rent, equity-based compensation, consultant and other general and administrative expenses

We incurred net losses of $1,808,485 and $6,315,682 for the three and six months ended June 30, 2012, respectively. We used $2,270,191 and $110,786 in cash for operating and investing activities, respectively, during the six months ended June 30, 2012, offset by $4,246,935 in cash provided by the Private Placement, the Transaction and option exercises during the period. We had working capital of $364,386 as of June 30, 2012.

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

Revenue Streams

Historically, we have generated revenue through the sale of advertisements on our website. We intend to expand our revenue sources to include royalties on offerings by our insurance, financial services and other marketing partners in the Benefits Club, commissions on book sales in the Book Shop and from other sources.

We expect that the Benefits Club will be our primary revenue source in the future. However, as of June 30, 2012, we have not yet generated any revenue through the Benefits Club. In 2011, in order to accelerate the buildup of partners in the Benefits Club, we accepted pilot programs and waived revenue sharing arrangements. Through this pilot program, we attracted more than 300 marketing partners as of the date of this Report. As we build our audience and membership base, we will seek to enter into revenue sharing arrangements with existing and new marketing partners. We expect that each revenue sharing arrangement will be negotiated based on the category of the product and service and the accompanying discount or benefits offered to our members. There can be no guarantee that we will be able to enter into revenue sharing arrangements with our insurance, financial services or other marketing partners or that, if we are, the terms of such arrangements will be on terms advantageous to us. To the extent we are able to enter into revenue sharing agreements, revenues, if any, from such arrangements may be limited in the near term.

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

Our Ability to Enter into Revenue Sharing Agreements with our Marketing Partners. We must attract, retain and enter into revenue sharing agreements with marketing and commercial sponsors in order to increase revenue and achieve profitability. If marketing and commercial sponsors do not find our marketing and promotional services effective or do not believe that utilizing our website provides them with increases in customers, revenue or profit, they may not make, or continue to make, offers through our website in which case we may sell fewer products and services through the Benefits Club.

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

Included in the Company’s Amendment No. 3 on Form 8-K/A dated February 27, 2012 and filed with the SEC on June 18, 2012, as may be further amended (the “Form 8-K/A”), for the year ended December 31, 2011, we identified four of our accounting policies that we consider critical to our business operations and an understanding of our results of operations:

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

Three Month Periods ended June 30, 2012 and 2011

Revenue

Revenue for the three months ended June 30, 2012 decreased $27,824, or 24.2%, to $87,341 compared to $115,165 for the comparable period in 2011. We experienced a decrease in direct sales in the second quarter of 2012 compared to the comparable period in 2011. As a result, our average CPM (cost per thousand views) rate decreased during the second quarter of 2012 compared to the comparable period in 2011. We also experienced a decrease in website traffic in the second quarter of 2012, which resulted in less inventory available for advertising compared to the first quarter of 2011.

Operating Expenses

Total operating expenses for the three months ended June 30, 2012 increased $1,103,710, or 144.4%, to $1,867,802 compared to $764,092 for the comparable period in 2011.

Selling and marketing. Selling and marketing expense increased $319,823, or 2,438.6%, to $332,938 for the three months ended June 30, 2012 compared to $13,115 for the comparable period in 2011. In the second quarter of 2012, the Company significantly increased its marketing expenditures in order to attract new members to the website.

Salaries. Salary expense increased $255,134, or 115.0%, to $476,995 for the three months ended June 30, 2012 compared to $221,861 for the comparable period in 2011. The increase was primarily due to salary paid to the Company’s Co-Chief Executive Officers and other officer salaries and an increase in staff headcount compared to the comparable 2011 period. In connection with the closing of the Transaction, the Company entered into employment agreements with each of Messrs. Leber and Bernstein pursuant to which each of Messrs. Leber and Bernstein receives a monthly salary of approximately $18,750. Prior to the closing of the Transaction, GP.com LLC did not pay salary directly to Messrs. Leber or Bernstein and instead paid a monthly management fee to an entity controlled by Messrs. Leber and Bernstein. As discussed below, payment of the monthly management fee ceased upon closing of the Transaction.

Rent. Rent expense increased $700, or 1.8%, to $40,700 for the three months ended June 30, 2012 compared to $40,000 for the comparable period in 2011.

Consulting. Consulting expense was $48,942 for the three months ended June 30, 2012 compared to $695 for the comparable period in 2011, an increase of $48,247. During the second quarter of 2012, the Company engaged marketing, financial and other consultants which were not engaged in the comparable 2011 period.

Equity-based compensation. Equity-based compensation expense increased $344,266, or 3,459.6%, to $354,217 for the three months ended June 30, 2012 compared to $9,951 for the comparable period in 2011. In the first six months of 2012, the Company granted options to purchase 6,355,000 shares of its common stock to management, employees and consultants pursuant to the Grandparents.com, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), of which options to purchase 935,000 shares of common stock were granted and options to purchase 280,000 shares of common stock were forfeited during the three months ended June 30, 2012. The compensation expense recognized under the 2012 Plan was $303,634 for the three months ended June 30, 2012.

At June 30, 2012, GP.com LLC had outstanding options to purchase 466,667 Class A units of GP.com LLC under its 2010 Stock Option Plan. In addition, GP.com LLC had outstanding warrants to purchase 437,500 Class A units of GP.com LLC. Since the employees and consultants to whom these options and warrants were granted continue to provide services to the Company, the Company continued to record an equity compensation charge of $28,582 during the three months ended June 30, 2012.

In May 2012, the Company entered into an agreement with an investor relations firm to provide services to the Company. The agreement is for a term of three months, from May 2012 to July 2012, and requires a cash payment of $10,000 per month and the issuance of a total of 75,000 restricted shares of the Company’s common stock. The agreement also provides the Company with options for three additional three-month renewal periods, in exchange for a cash payment of $10,000 per month and an additional 75,000 restricted shares per renewal. The Company valued the 75,000 restricted shares at their fair value of $33,000, which amount is being charged to expense over the three-month term of the agreement. The Company did not renew the agreement after the expiration of the initial three-month term in July 2012.

Management fees. The Company did not pay any management fees during the three months ended June 30, 2012. For the three months ended June 30, 2011, the Company paid management fees of $150,000. GP.com LLC paid a monthly management fee to LBG (as defined below) for management services provided to GP.com LLC prior to the closing of the Transaction. No payments were payable for the three months ended June 30, 2012 compared to three payments of $50,000 each payable during the comparable period in 2011. The payments ceased upon the closing of the Transaction.

Other general and administrative. Other general and administrative expense increased $292,307, or 263.0%, to $403,464 for three months ended June 30, 2012 compared to $111,157 for the comparable period in 2011. The increase in other general and administrative expense was primarily attributable to legal, accounting and other professional fees incurred as a result of being a public company. GP.com LLC was not a public company and therefore did not incur similar expenses in the comparable 2011 period.

Depreciation and amortization. Depreciation and amortization decreased $6,767, or 3.1%, to $210,546 for the three months ended June 30, 2012 compared to $217,313 for the comparable period in 2011.

Other Income (Expense)

We had other income of $23,235 for the three months ended June 30, 2012 compared to other expense of $8,356 for the comparable period in 2011. Other income for the three months ended June 30, 2012 was attributable to $49,584 of income attributable to accrued revenue from affiliated and direct sales partners earned in prior periods and interest income of $25, offset by interest expense of $26,374.

Loss from Operations

Loss from operations for the three months ended June 30, 2012 was $1,757,226 compared to $657,283 for the comparable period in 2011.

Preferred Return Expense

We had no preferred return expense for the three months ended June 30, 2012 compared to $23,602 for the comparable period in 2011, which reflects preferred returns payable by GP.com LLC prior to the closing of the Transaction with respect to its Class A Preferred units.

Income Taxes

For the three months ended June 30, 2012, the Company incurred and accrued for $51,259 of tax expense related to a prior period gain resulting from the sale of substantially all of the Company’s operating assets to Emerald Star Holdings, LLC in September 2011. There was no such accrual in the comparable period in 2011.

Net Loss

Net loss for the three months ended June 30, 2012 was $1,808,485 compared to $680,885 for the comparable period in 2011.

Six Month Periods ended June 30, 2012 and 2011

Revenue

Revenue for the six months ended June 30, 2012 decreased $84,025, or 35.3%, to $154,135 compared to $238,160 for the comparable period in 2011. Two advertising campaigns that commenced in the fourth quarter of 2010 continued to generate revenue in the first six months of 2011. However, there was no such carryover effect from the fourth quarter of 2011 into the first six months of 2012. Also, we experienced a decrease in direct sales in the first six months of 2012 compared to the comparable period in 2011. As a result, our average CPM (cost per thousand views) rate decreased during the first six months of 2012 compared to the comparable period in 2011. We also experienced a decrease in website traffic in the first six months of 2012, which resulted in less inventory available for advertising compared to the first six months of 2011.

Operating Expenses

Total operating expenses for the six months ended June 30, 2012 increased $4,838,131, or 307.2%, to $6,413,100 compared to $1,574,969 for the comparable period in 2011.

Selling and marketing. Selling and marketing expense increased $332,026, or 797.4%, to $373,664 for the six months ended June 30, 2012 compared to $41,638 for the comparable period in 2011. In the first six months of 2012, the Company engaged a public relations firm and paid $13,000 upon execution of the agreement. In addition, the Company significantly increased its marketing expenditures in the first six months of 2012 in order to attract new members to the website.

Salaries. Salary expense increased $417,382, or 95.7%, to $853,403 for the six months ended June 30, 2012 compared to $436,021 for the comparable period in 2011. The increase was primarily due to salary paid to the Company’s Co-Chief Executive Officers and other officers and an increase in staff headcount compared to the comparable 2011 period. In connection with the closing of the Transaction, the Company entered into employment agreements with each of Messrs. Leber and Bernstein pursuant to which each of Messrs. Leber and Bernstein receives a monthly salary of approximately $18,750. Prior to the closing of the Transaction, GP.com LLC did not pay salary directly to Messrs. Leber or Bernstein and instead paid a monthly management fee to an entity controlled by Messrs. Leber and Bernstein. As discussed below, payment of the monthly management fee ceased upon closing of the Transaction.

Rent. Rent expense increased $4,993, or 6.5%, to $81,700 for the six months ended June 30, 2012 compared to $76,707 for the comparable period in 2011.

Consulting. Consulting expense was $119,767 for the six months ended June 30, 2012 compared to $695 for the comparable period in 2011, an increase of $119,072. During the first six months of 2012, the Company engaged marketing, financial and other consultants which were not engaged in the comparable 2011 period.

Equity-based compensation. Equity-based compensation expense increased $471,599, or 1,246.6%, to $509,429 for the six months ended June 30, 2012 compared to $37,830 for the comparable period in 2011. In the first six months of 2012, the Company granted options to purchase 6,355,000 shares of its common stock to management, employees and consultants pursuant to the 2012 Plan. In addition, options to purchase 280,000 shares of common stock previously granted under the 2012 Plan were forfeited during the six months ended June 30, 2012. The compensation expense recognized under the 2012 Plan was $394,408 for the six months ended June 30, 2012.

At June 30, 2012, GP.com LLC had outstanding options to purchase 466,667 Class A units of GP.com LLC under its 2010 Stock Option Plan. In addition, GP.com LLC had outstanding warrants to purchase 437,500 Class A units of GP.com LLC. Since the employees and consultants to whom these options and warrants were granted continue to provide services to the Company, the Company continued to record an equity compensation charge of $57,164 during the six months ended June 30, 2012.

As of June 30, 2012, the Company also had 300,000 options outstanding under its 2005 Stock Incentive Plan. In accordance with the terms of the Contribution Agreement, these options became fully vested and exercisable as of the date of the Closing Date. Due to the immediate vesting provision, and since these employees no longer provide services to the Company, the Company recorded a charge in the amount of $98,190 during the six months ended June 30, 2012. There is no remaining unrecognized compensation charge related to these options.

In May 2012, the Company entered into an agreement with an investor relations firm to provide services to the Company. The agreement is for a term of three months, from May 2012 to July 2012, and requires a cash payment of $10,000 per month and the issuance of a total of 75,000 restricted shares of the Company’s common stock. The agreement also provides the Company with options for three additional three-month renewal periods, in exchange for a cash payment of $10,000 per month and an additional 75,000 restricted shares per renewal. The Company valued the 75,000 restricted shares at their fair value of $33,000, which amount is being charged to expense over the three-month term of the agreement. The Company did not renew the agreement after the expiration of the initial three-month term in July 2012.

Management fees. Management fees decreased $200,000, or 66.7%, to $100,000 for the six months ended June 30, 2012 compared to $300,000 for the comparable period in 2011. GP.com LLC paid a monthly management fee to LBG (as defined below) for management services provided to GP.com LLC prior to the closing of the Transaction. Two payments of $50,000 each were payable for the first six months of 2012 compared to six payments of $50,000 each payable during the comparable period in 2011. The payments ceased upon the closing of the Transaction.

Transaction costs. We incurred $2,924,592 in transaction costs for the six months ended June 30, 2012 due to the issuance of warrants to our investment banking advisor in connection with the Transaction. There were no transaction costs for the comparable period in 2011.

Other general and administrative. Other general and administrative expense increased $782,001, or 316.0%, to $1,029,453 for the six months ended June 30, 2012 compared to $247,452 for the comparable period in 2011. The increase in other general and administrative expense was primarily attributable to legal, accounting and other professional fees incurred in connection with the Transaction and as a result of being a public company.

Depreciation and amortization. Depreciation and amortization decreased $13,534, or 3.1%, to $421,092 for the six months ended June 30, 2012 compared to $434,626 for the comparable period in 2011.

Other Income (Expense)

We had other income of $8,807 for the six months ended June 30, 2012 compared to other expense of $3,151 for the comparable period in 2011. Other income for the six months ended June 30, 2012 was primarily attributable to $52,852 of income attributable to accrued revenues from prior periods and interest income of $3,251, offset by interest expense of $47,296.

Loss from Operations

Loss from operations for the six months ended June 30, 2012 was $6,250,158 compared to $1,339,960 for the comparable period in 2011.

Preferred Return Expense

Preferred return expense was $14,265 for the six months ended June 30, 2012 compared to $47,204 for the comparable period in 2011. Preferred expense for the 2012 period reflects preferred returns payable by GP.com LLC prior to the closing of the Transaction with respect to its Class A Preferred units.

Income Taxes

For the six months ended June 30, 2012, the Company incurred and accrued for $51,259 of tax expense related to a prior period gain resulting from the sale of substantially all of the Company’s operating assets to Emerald Star Holdings, LLC in September 2011. There was no such accrual in the comparable period in 2011.

Net Loss

Net loss for the six months ended June 30, 2012 was $6,315,682 compared to $1,387,164 for the comparable period in 2011.

Liquidity and Capital Resources

We raised approximately $3,000,000 in gross proceeds in the Private Placement, but before deducting any expenses incurred by us in connection with the Private Placement. After deducting expenses, we received $2,667,629 in net proceeds from the Private Placement. We had cash of $1,549,306 as of the closing of the Transaction prior to the net proceeds from the Private Placement. As of June 30, 2012, we had unrestricted cash of $2,213,242.

We expect to finance our operations over the next twelve months primarily through our existing cash and our operations. However our operations have not yet generated positive cash flows. To effectively implement our business plan, we may need to obtain additional financing. If we obtain financing, we would expect to accelerate our business plan and increase our advertising and marketing budget, hire additional staff members and increase our office space and operations all of which we believe would result in the generation of revenue and development of our business. We cannot be certain that financing will be available on acceptable terms, or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

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

Although we can provide no assurances, we believe that the net proceeds from the Private Placement, the cash of the Company on hand as of the Closing Date together with cash we expect to generate from operations should be sufficient to meet working capital requirements and capital expenditures for the next twelve months.

Cash Flow

Net cash flow from operating, investing and financing activities for the periods below were as follows:

	Six months ended June 30,
	2012	2011
Cash provided by (used in):
Operating Activities	$(2,270,191)	$(433,990)
Investing Activities	(110,786)	858
Financing Activities	4,246,935	420,000
Net increase (decrease) in cash:	1,865,958	(13,132)

Cash Used In Operating Activities

For the six months ended June 30, 2012, net cash used in operating activities of $2,270,191 consisted of net loss of $6,315,682, $62,334 in changes in fair value of warrant derivative liability and a $52,776 gain on extinguishment of indebtedness, offset by $421,092 in adjustments for depreciation and amortization expense, $509,429 in adjustments for equity-based compensation expense, $2,924,592 in adjustments for transaction costs incurred in connection the Transaction, $14,265 in adjustments for preferred return expense, $25,161 in adjustments for amortization of discount on zero coupon note payable and $266,062 in cash provided by changes in working capital and other activities. For the six months ended June 30, 2011, net cash used in operating activities of $433,990 consisted of net loss of $1,387,164, offset by $434,626 in adjustments for depreciation and amortization expense, $37,830 in adjustments for equity-based compensation expense, $47,204 in adjustments for preferred return expense and $433,514 in cash provided by changes in working capital and other activities.

Cash Provided or Used In Investing Activities

For the six months ended June 30, 2012, net cash used in investing activities of $110,786 consisted of $66,166 for development of intangible assets and $44,620 for purchases of property and equipment. For the six months ended June 30, 2011, net cash provided by investing activities of $858 consisted of $4,105 in proceeds from the disposal of property and equipment, offset by $3,247 for purchases of property and equipment.

Cash Provided By Financing Activities

For the six months ended June 30, 2012, net cash provided by financing activities of $4,246,935 consisted of $2,667,629 in net proceeds from the Private Placement, $1,549,306 in predecessor cash that remained in the Company following the Transaction and $30,000 from the exercise of options. For the six months ended June 30, 2011, net cash provided by financing activities of $420,000 consisted of $300,000 in net proceeds from a private placement and $120,000 in loans and short-term advances.

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

As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was carried out under the supervision and with the participation of management, including our principal executive officers and principal financial officer. Based upon that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were not effective at June 30, 2012 due to material weaknesses in our internal control over financial reporting. The material weaknesses primarily consisted of the following: (i) we do not have written documentation of our internal control policies and procedures; (ii) we do not have sufficient segregation of duties within accounting functions; (iii) we do not have adequate staff and supervision within our accounting function; and (iv) we lack a sufficient process for periodic financial reporting, including timely preparation and review of financial reports and statements.

We intend to remediate the material weaknesses discussed above, however, as of June 30, 2012, we have not taken any steps in this regard. We intend to begin the process documenting internal controls and procedures in the second half of 2012. We also intend to implement procedures to ensure timely filing of our periodic financial reports filed with the SEC in the future. However, due to the size and nature of the Company, segregation of duties within our internal control system may not always be possible or economically feasible. Likewise, we may not be able to engage sufficient resources to enable us to have adequate staff and supervision within our accounting function.

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

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline and you may lose all or part of your investment. See “Cautionary Note Regarding Forward–Looking Statements” for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

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

We have a limited operating history upon which any investor may evaluate our current business and future prospects. Any potential investor must consider the risks and difficulties frequently encountered by early-stage companies. Historically, there has been a high failure rate among early-stage companies. Our future performance will depend upon a number of factors, including our ability to:

•	generate revenues and implement our growth strategy;
•	aggressively counter and respond to actions by our competitors;
•	pursue new members of our website and maintain relationships with current members;
•	maintain adequate control of our expenses;
•	attract, retain and motivate qualified personnel;
•	react to member’s preferences and demands;
•	maintain regulatory compliance; and
•	generate sufficient working capital through our operations or through issuance of additional debt or equity financing, and to continue as a going concern.

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

The growth of our membership base could be adversely affected by various factors, including:

•	unwillingness of members to implement the products and services we offer;
•	any delays or difficulties that we may incur in completing the development and introduction of our planned products, product enhancements or initiatives;
•	new services introduced by our competitors;
•	failure of the products and services we offer to perform as expected; or
•	any difficulty we may incur in meeting users and members requirements.
20

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

If our rebranded website or the Benefits Club do not achieve market acceptance, our business will be materially and adversely affected.

Our success will depend upon widespread market acceptance of our website and the products and services and any future products and services that we may offer through the Benefits Club. There can be no assurance that the market for these services will develop or be sustained.

If products and services offered through the Benefits Club do not meet the needs and expectations of our members, our business could suffer.

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

We have incurred significant losses and negative operating cash flow from inception and may continue to incur significant losses and negative operating cash flow into the future. For the year ended December 31, 2011, we had a net loss of approximately $2.9 million and used approximately $1.1 million in cash for operating activities. For the six months ended June 30, 2012, we had a net loss of approximately $6.3 million and used approximately $2.3 million in cash for operating activities. In addition, as of December 31, 2011 we had a working capital deficit of approximately $1.8 million. As of June 30, 2012, we had working capital of approximately $364,000. In order to reach our business growth objectives, we expect to incur significant expenses for sales, marketing, website development and other operating and capital costs. As a result, we will need to generate and grow our revenues significantly to achieve positive cash flow and profitability. We may not be successful in generating and increasing our revenues, and we may never achieve or maintain positive cash flow or profitability. The uncertainties regarding the commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our consolidated financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our net losses, negative cash flows from operations and working capital deficiency and expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate additional revenue. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when needed, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

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

We believe that our continued success will depend to a significant extent upon the efforts and abilities of our senior management team, particularly: Steven E. Leber, Joseph Bernstein, Jeffrey Mahl, Ellen Breslau and Matthew Schwartz. We entered into one-year employment agreements with Messrs. Leber, Bernstein, Mahl and Schwartz on the Closing Date and a five-year employment agreement with Ms. Breslau on April 3, 2012. However, we cannot guarantee that any of them will continue to provide services to us for any particular length of time. If we lose the services of one or more of these key executives, our business could be significantly harmed. We do not currently carry key-man life insurance.

We may not be able to recruit, train and retain sufficient qualified personnel to succeed.

Our future success depends upon our ability to hire and retain qualified personnel with experience in the sales, financial and social networking industries. As of the date of this Report, we have twenty-four (24) employees. From time to time, we may also engage consultants and advisors as we deem appropriate. We cannot provide assurance that we will be able to attract, train or retain enough qualified personnel to satisfy demand or any expansion of our business and operations. Because of our limited resources, we may experience difficulty in hiring and retaining personnel with the necessary qualifications. The failure to attract and retain the necessary qualified personnel will have a material and adverse effect on our business, operations and financial condition.

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

We depend on third-party data center and service providers to provide and maintain efficient and uninterrupted operation of our website for our members. Since we depend on third-party providers for our data center and servers, any dispute with such third-party providers could materially hinder our operations and switching third-party providers of such services may be a cumbersome process that negatively impacts the operation of our website. Our operations depend in part on the protection of our data systems and those of third-party providers against damage from human error, natural disasters, fire, power loss, water damage, telecommunications failure, computer viruses, terrorist acts, vandalism, sabotage, and other adverse events. Although we utilize the services of third-party providers with both physical and procedural security systems and have put in place certain other disaster recovery measures, including offsite storage of backup data, there is no guarantee that our Internet access and other data operations will be uninterrupted, error-free or secure. Any sustained or repeated system failure, including network, software or hardware failure, that causes an interruption in the availability of our website or a decrease in responsiveness of our website could result in reduced traffic, reduced revenue and harm to our reputation, brand and relations with our members, advertisers and marketing partners. An increase in the volume of users of our website could strain the capacity of the software and hardware we have deployed, including server and network capacity, which could lead to slower response time or system failures, and adversely affect the market acceptance of our website. In addition, our members will depend on Internet service providers, online service providers and other website operators for access to our website. These providers and operators could experience outages, delays and other difficulties due to system failures unrelated to our systems.

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

Our business may be adversely affected by malicious applications that make changes to our users’ computers and interfere with their experience with our website. These applications may attempt to change our users’ Internet experience, including hijacking queries to our website, altering or replacing search results or otherwise interfering with our ability to connect with our users. The interference often occurs without disclosure or consent, resulting in a negative experience that users may associate with us. These applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. The ability to reach users and provide them with a superior experience is critical to our success. If our efforts to combat these malicious applications are unsuccessful, our reputation may be harmed and user traffic could decline, which would damage our business.

We may not be able to secure all rights to our intellectual property or our rights may be subject to claims of infringement by others.

We will rely on a combination of trade secret, trademark and copyright laws, as well as employee and third-party non-disclosure agreements and other protective measures, to protect intellectual property rights. There can be no assurance, however, that these measures will provide meaningful protection of our member list, trademarks, service marks, copyrights, trade dress, trade secrets, proprietary technology and similar intellectual property in the event of any unauthorized use, misappropriation or disclosure.

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

We consider AARP our primary competitor. In 2010, AARP was ranked first by Examiner.com among websites serving the age 50+ demographic markets. According to AARP, it is the largest membership organization in the U.S. and its affiliates serve approximately 40 million members. AARP has significantly greater financial, technical and human resources than us and has an established market for its services and products. These and other factors allow AARP to engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies, attract additional partners or enter into arrangements with partners on terms more favorable than us, which may allow them to retain and build an even larger membership base or generate revenue from their members and partners more effectively than we do. Other competitors may enjoy similar advantages and benefits.

It is also possible that new competitors may emerge and acquire significant market share. Further, increased competition could result in reduced margins or loss of market share, any of which could adversely affect our business and operations. Due to these and other factors, we may not be able to compete successfully in our market and the failure to do so could have a material adverse effect on the viability of our business.

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

Fluctuations in our financial results may occur as the result of various factors beyond our control.

Management expects that financial results will vary significantly from period to period due to a number of factors, including:

•	costs related to the rebranding of our website;
•	costs related to the introduction of new products, services and methods of doing business;
•	costs related to the continued expansion of our business;
•	income, loss or amortization of goodwill resulting from its acquisition or divestiture of business assets and other material transactions;
•	gain or loss resulting from accounting rules changes or accounting adjustments required for initial public offerings, other financings, mergers or other changes in the capitalization; and
•	increases in taxation resulting from its disposition of interests or from other extraordinary events.

Our financial position may impair our ability to develop our business model. Our ability to attract the funding necessary to launch our rebranded website, purchase equipment and hardware, hire personnel, develop cost-efficient operations and market and sell our products and services are critical to our future success. Our ability to accomplish these objectives is likely to be significantly impaired if the financial markets continue to be in turmoil, or if prospective lenders, investors or partners become uncomfortable with our prospects for survival given a weak financial condition, volatile markets or adverse events in business operations. Our limited ability to generate cash through our operations may be insufficient to fully fund our growth. The costs for business and product development may significantly impact our overall financial strength. These factors can negatively impact our ability to finance the performance of our business operations and to attract additional funding.

The requirements of being a public company require us to incur substantial costs, which may adversely affect our operating results and divert management’s attention.

As a public company, we incur significant legal, accounting and other expenses that GP.com LLC did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently adopted by the SEC implementing Sarbanes-Oxley have required changes in corporate governance practices of public companies. We expect these rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. As a former “shell company” as defined in Rule 12b-2 under the Exchange Act, the Company’s prior internal controls were less complicated than those needed for an operating business. The Company intends to revise its existing policies and adopt new policies regarding internal controls and disclosure controls and procedures. The Company’s current management team does not have substantial public company experience, and compliance with applicable securities rules and regulations may divert management’s attention from other business concerns, which could harm our business and operating results.

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

Management continues to review our internal control systems, processes and procedures for compliance with the requirements of a smaller reporting company under Section 404 of the Sarbanes-Oxley Act. Such a review resulted in identification of material weaknesses in our internal controls and a conclusion that our disclosure controls and procedures and internal control over financial reporting were ineffective as of the date of this Report. While we are taking steps to remediate the weaknesses, there is no guarantee that we will not be able to remedy the weaknesses in a timely manner or identify additional material weaknesses in our internal controls in the future.

As a private company, GP.com LLC was not required to and did not maintain such internal controls. The Company and its current management team continue the process of documenting internal control procedures with respect to its new business, including establishing formal policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within its organization.

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

Risks Related to an Investment in our Securities

GP.com LLC has significant voting power and may take actions that may not be in the best interest of other stockholders.

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

Pursuant to our certificate of incorporation and under Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability for breach of a director’s duty of loyalty, acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law, dividend payments or stock repurchases that are unlawful under Delaware law or any transaction in which a director has derived an improper personal benefit. In addition, we intend to enter into indemnification agreements with each of our directors and executive officers. These agreements, among other things, will require us to indemnify each director and executive officer for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts, incurred by any such person in any action or proceeding, including any action by us or in our right, arising out of the person’s services as one of our directors or executive officers. The costs associated with providing indemnification under these agreements could be harmful to our business.

Provisions of our certificate of incorporation could delay or prevent change of control.

Our certificate of incorporation currently authorizes our Board of Directors to issue up to 5,000,000 shares of “blank check” preferred stock without stockholder approval, in one or more series and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. The designation of preferred stock in the future could make it difficult for third parties to gain control of our company, prevent or substantially delay a change in control, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock.

We do not anticipate paying cash dividends on our common stock or preferred stock.

You should not rely on an investment in our securities to provide dividend income, as we currently do not plan to pay any dividends in the foreseeable future. Instead, we plan to retain earnings, if any, to maintain and expand our operations. Accordingly, investors must rely on sales of our securities after price appreciation, which may never occur, as the only way to realize any return on their investment.

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

Our common stock is currently traded, but with very low, if any, volume, based on quotations on the OTC Bulletin Board and the OTCQB tier of OTC Markets, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors including the fact that we are a small company which is still unknown to investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our securities until such time as we became more seasoned and viable. In addition, many institutional investors, which account for significant trading activity, are restricted from investing in stocks that trade below specified prices, have less than specified market capitalizations, or have less than specified trading volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

Our common stock is considered a “penny stock,” which is generally defined as any equity security that has a minimum bid price of less than $5.00 per share and that is not listed for trading on a national stock exchange. This classification adversely affects the market liquidity for our common stock.

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

Exhibit Number	Description
10.1 *	Marketing and Distribution Agreement, effective as of September 1, 2012, by and between Grandparents Health Plans, LLC and Humana MarketPOINT, Inc. (1)
10.2	Employment Agreement dated as of April 3, 2012 by and between the Grandparents.com, Inc. and Ellen Breslau [Incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-182326)]
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS ***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Schema
101.CAL ***	XBRL Taxonomy Calculation Linkbase
101.DEF ***	XBRL Taxonomy Definition Linkbase
101.LAB ***	XBRL Taxonomy Label Linkbase
101.PRE ***	XBRL Taxonomy Presentation Linkbase

(1) This Exhibit has been redacted and is the subject of a Confidential Treatment Request pursuant to Rule 24b-2 under the Exchange Act. Redacted material is marked with [***] and has been filed separately with the Securities and Exchange Commission.

* Filed herewith.

** Furnished herewith in accordance with SEC Release 33-8238.

*** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Report shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2012

/s/ Steven E. Leber
Steven E. Leber
Co-Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph Bernstein
Joseph Bernstein
Co-Chief Executive Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

