Form 10-Q
period 2012-09-30
GRANDPARENTS.COM, INC.
filed 2012-11-21
CIK 1020475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐ No ☒

As of November 20, 2012, there were 85,755,814 shares of the registrant’s common stock, $.01 par value per share, outstanding.

EXPLANATORY NOTE

Grandparents.com, Inc. (the “Company”) was unable to file this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (this “Report”) on or before November 14, 2012 due to disruptions caused by Hurricane Sandy. Specifically, key personnel in the Company’s financial reporting and disclosure functions were temporarily unable to access the Company’s office, communications systems, accounting records and other information necessary for the preparation of this Report due to the loss of power, impediments to traveling and other adverse circumstances in the New York City metropolitan area caused by Hurricane Sandy. Accordingly, the Company is filing this Report in reliance upon the order issued by the Securities and Exchange Commission on November 14, 2012 (the “Order”) conditionally exempting reporting persons affected by Hurricane Sandy and its aftermath from certain filing requirements imposed by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the period from October 29, 2012 to November 20, 2012. As further set forth in Exchange Act Release No. 68224, the Order provides that quarterly reports due during such period for reporting persons qualifying for relief will be considered to have a due date of November 21, 2012 instead of November 14, 2012, provided that the reporting person disclose the reasons why, in good faith, it cannot file on a timely basis.

GRANDPARENTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2012

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)

ASSETS
Current assets:
Cash	$320,178	$347,284
Restricted cash	40,000	40,000
Accounts receivable	69,954	84,922
Prepaid expenses	100,264	254,826
Total current assets	530,396	727,032

Property and equipment, net	82,241	35,170

Other assets:
Security deposits	3,701	3,701
Intangibles, net	4,655,143	5,110,993
Total other assets	4,658,844	5,114,694

Total assets	$5,271,481	$5,876,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$871,342	$596,584
Accrued expenses	157,854	185,191
Accrued management fees	-	512,500
Notes payable, current maturities	1,078,501	900,882
Warrant derivative liability	-	211,645
Cumulative preferred return payable	-	120,488
Total current liabilities	2,107,697	2,527,290

Notes payable, net of current maturities	-	300,000
Total long-term liabilities	-	300,000

Total liabilities	2,107,697	2,827,290

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 150,000,000 shares authorized, 85,755,814 and 16,796,151 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	857,558	167,961
Additional paid-in capital	16,080,905	7,956,350
Accumulated deficit	(13,774,679)	(5,074,705)
Total stockholders’ equity	3,163,784	3,049,606

Total liabilities and stockholders’ equity	$5,271,481	$5,876,896

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues:
Advertising revenue	$70,195	$83,095	$224,330	$321,256
Total revenue	70,195	83,095	224,330	321,256

Operating expenses:
Selling and marketing	463,712	22,464	837,376	64,102
Salaries	624,550	171,801	1,583,395	608,517
Rent	40,668	40,000	122,368	116,707
Consulting	-	-	14,325	-
Equity-based compensation	360,917	12,688	870,346	50,518
Management fees	-	150,000	100,000	450,000
Transaction costs	-	-	2,924,592	-
Other general and administrative	725,482	98,711	1,754,935	346,162
Depreciation and amortization	216,728	217,314	637,820	651,940
Total operating expenses	2,432,057	712,978	8,845,157	2,287,946

Other income (expenses):
Interest income	9	5	3,260	34
Interest expense	(22,439)	(8,417)	(69,735)	(12,438)
Other income (expense), net	-	133	52,852	972

Total other (expenses)	(22,430)	(8,279)	(13,623)	(11,432)

Loss from operations	(2,384,292)	(638,162)	(8,634,450)	(1,978,122)

Preferred return expense	-	(23,602)	(14,265)	(70,806)

Net loss before income taxes	(2,384,292)	(661,764)	(8,648,715)	(2,048,928)

Provision for income taxes	-	-	51,259	-

Net loss	$(2,384,292)	$(661,764)	$(8,699,974)	$(2,048,928)

Net loss per share-basic and diluted	$(0.03)	$(0.04)	$(0.16)	$(0.12)

Weighted average common shares outstanding, basic and diluted	85,755,814	16,909,651	53,067,288	16,909,651

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(8,699,974)	$(2,048,928)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	637,820	651,940
Equity-based compensation	864,561	50,518
Transaction costs	2,924,592	-
Preferred return expense	14,265	70,806
Amortization of discount on zero coupon note payable	34,119	4,209
Change in fair value of warrant derivative liability	(62,334)	123,404
Gain on extinguishment of indebtedness	(52,776)	-
(Increase) decrease in:
Accounts receivable, net	14,968	280,021
Prepaid expenses	154,562	(125,611)

Increase (decrease) in:
Accounts payable	327,534	7,382
Accrued management fees	100,000	362,500
Accrued expenses	(27,337)	(25,833)
Net cash used in operating activities	(3,770,000)	(649,592)

Cash flows from investing activities:
Development of intangible assets	(173,981)	-
Proceeds from disposal of property and equipment	-	4,105
Purchase of property and equipment	(55,060)	(3,247)
Net cash (used in) provided by investing activities	(229,041)	858

Cash flows from financing activities:
Payments on notes payable	(275,000)	-
Proceeds from private placement, net	2,667,629	565,000
Proceeds from loans and short-term advances	-	126,000
Proceeds from exercise of stock options	30,000	-
Proceeds from reverse merger transaction (predecessor cash)	1,549,306	-
Net cash provided by financing activities	3,971,935	691,000

Net (decrease) increase in cash	(27,106)	42,266
Cash, beginning of period	347,284	36,991
Cash, end of period	$320,178	$79,257

Supplemental cash flow information
Income taxes paid	$-	$-
Cash paid for interest	$12,500	$-
Conversion of accrued management fees to note payable	$512,500	$-
Reclassification of cumulative preferred return as part of reverse acquisition	$134,753	$-
Reclassification of warrant derivative liability to equity as part of reverse acquisition	$149,311	$-

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

In exchange for the contribution of the net assets of the Grandparents.com business, GP received one (1) share of Series A Convertible Preferred Stock of the Company, representing approximately 65% of the issued and outstanding shares of the Company. The Series A Convertible Preferred Stock automatically converted into 55,887,491 shares of the Company’s Common Stock upon the date on which the Company filed an amendment to its Certificate of Incorporation to increase the number of authorized shares of Common Stock to 150,000,000. In addition, GP received a warrant (“GP Warrant”), with an exercise price of $0.01 per share and exercisable for five (5) years, to purchase additional shares of the Company’s Common Stock, with the number of shares into which the GP Warrant is convertible being subject to adjustment (i) for the Shortfall Amount, as defined in the Asset Contribution Agreement and (ii) to retain GP’s 65% ownership in the event any of the 342,813 warrants issued and outstanding by NorWesTech, Inc. are exercised. As of September 30, 2012, 117,625 of these warrants expired unexercised on August 27, 2012, and 225,188 warrants having an exercise price of $1.60 per share and an expiration date of March 8, 2013 remain issued and outstanding.

As compensation for advisory services in connection with the reverse acquisition, the Company granted a warrant (“Advisory Warrant”) to purchase up to 5,588,749 shares of the Company’s Common Stock. The Advisory Warrant has an exercise price of $0.23 per share and a term of five (5) years. The grant date fair value of the Advisory Warrant was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate 1.04%; expected term 5.0 years; expected volatility 109%; stock price $0.60. These assumptions resulted in a grant date fair value of the warrant of $2,924,592, which has been reflected as a charge in the condensed consolidated statement of operations for the nine-months ended September 30, 2012.

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

2. Basis of Presentation

The condensed consolidated financial statements include the accounts of Grandparents.com, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company has included the results of NorWesTech, Inc. from the date of the acquisition. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue, the useful lives of long-lived assets including property and equipment and intangible assets, investment fair values, stock-based compensation, goodwill, income taxes, and contingencies. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

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

3. Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred a net loss of approximately $8.7 million and used approximately $3.8 million in cash for operating activities during the nine-month period ended September 30, 2012. Without additional capital from existing or outside investors or further financing, the Company’s ability to continue to implement its business plan may be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Intangible assets, net, consisted of the following at September 30, 2012 and December 31, 2011:

	Estimated Useful	September 30,	December 31,
	Lives (in Years)	2012	2011
URL and trademarks	15	$5,000,000	$5,000,000
Website and mobile application development	3	673,982	500,000
Customer relationships	3	1,000,000	1,000,000
		6,673,982	6,500,000
Less: accumulated amortization		(2,018,839)	(1,389,007)
Intangible assets, net		$4,655,143	$5,110,993

Amortization expense related to finite lived intangible assets amounted to $213,166 and $215,100 for the three-months and $629,832 and $645,300 for the nine-months ended September 30, 2012 and 2011, respectively. The future amortization expense for each of the five succeeding years related to all finite lived intangible assets that are currently recorded in the balance sheets is estimated as follows at September 30, 2012:

For the Years Ending December 31,
2012	$222,832
2013	568,411
2014	391,327
2015	371,996
2016	333,333
Thereafter	2,767,244
$4,655,143

5. Notes Payable

During 2011, three of GP’s members advanced an aggregate of $126,000 to the Company. The advances bear interest at 5% per annum, and were originally due and payable on December 31, 2012.

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

In connection with the Asset Contribution Agreement, the terms of the above aggregate indebtedness of $466,000 were amended, as follows:

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

In July 2011, GP issued a zero coupon note payable to a consultant. The note provided $225,000 to GP in exchange for repayment of $275,000 on August 30, 2012, the maturity date of the note. The discount from the maturity value of $275,000, initially $50,000, is being amortized to interest expense by the effective interest method over the life of the note, with an effective interest rate of 20.04%. The note is convertible into Class A Units of GP at a conversion price of $1.60 per unit, provided the note is not repaid in full on the maturity date. This note was assumed by the Company in connection with the Asset Contribution Agreement. This note was repaid in full on the maturity date.

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

Interest expense charged to operations amounted to $22,439 and $8,417 for the three-months and $69,735 and $12,438 for the nine-months ended September 30, 2012 and 2011. The future principal maturities related to all notes payable obligations is estimated as follows at September 30, 2012:

For the Year Ending December 31,
2013	1,078,500
$1,078,500

6. Stockholders’ Equity

On February 23, 2012, the Board of Directors approved an amendment to the Corporation’s Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 30,000,000 to 150,000,000 shares. As of September 30, 2012, the Company has 85,755,814 shares of common stock issued and outstanding.

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

The Company granted options to purchase 7,035,000 shares of common stock under the 2012 Plan to its officers, directors, employees and consultants during the nine-months ended September 30, 2012. The options had exercise prices ranging from $0.30 to $0.63 per share and a grant date fair value ranging from $0.27 to $0.56 per option. The options expire ten years from the date of grant.

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

Risk-free interest rate	1.04-2.30%
Expected life (years)	10
Expected volatility	108-115%
Dividend yield	-

A summary of option activity and changes under the 2012 Plan at September 30, 2012 and during the period is presented below:

			Weighted
		Weighted Average	Average Remaining	Aggregate
	Number of Shares	Exercise Price	Contractual Term (Years)	Intrinsic Value
Outstanding at December 31, 2011	-	$-	-
Granted	7,035,000	0.58	9.45
Exercised	-	-	-
Expired	-	-	-
Forfeited	(330,000)	0.60	-
Outstanding at September 30, 2012	6,705,000	$0.58	9.45	$12,500

Exercisable at September 30, 2012	1,371,112	$0.52	9.45	$833

The compensation expense recognized under the Plan was $318,995 for the three-months and $710,285 for nine-months ended September 30, 2012. As of September 30, 2012, there was $2,632,081 of total unrecognized compensation cost related to non-vested equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remaining vesting period of 29 months.

Other

At September 30, 2012, GP had outstanding options to purchase 466,667 Class A units of GP under its 2010 Stock Option Plan. In addition, GP had outstanding warrants to purchase 437,500 Class A units of GP. Since the employees and consultants to whom these options and warrants were granted continue to provide services to the Company, the Company recorded an equity compensation charge of $28,582 and $85,746 during the three-and-nine months ended September 30, 2012, respectively. The remaining unrecognized compensation cost of $134,934 related to non-vested equity-based compensation arrangements granted by GP continue to be recognized by the Company over the remaining vesting period of 26 months.

At September 30, 2012, the Company also had 300,000 options outstanding under its predecessor’s 2005 Stock Incentive Plan, which was terminated in connection with the Asset Contribution Agreement. In accordance with the terms of the Asset Contribution Agreement, these options became fully vested and exercisable as of the date of the transaction (February 23, 2012). Due to the immediate vesting provision, and since these employees no longer provide services to the Company, the Company recorded a charge in the amount of $98,190 during the nine-months ended September 30, 2012. There is no remaining unrecognized compensation charge related to these options.

8. Income Taxes

ASC 740-10 “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”) requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates Company tax positions on an annual basis and has determined that as of September 30, 2012, no accrual for income taxes is necessary for current operations during 2012. However, the Company has incurred and accrued for $51,259 of tax expense related to a prior period gain resulting from the sale of substantially all of the Company’s operating assets to Emerald Star Holdings, LLC in September 2011.

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

9. Commitments

The Company leases an office facility in New York, NY under a three-year operating lease. The lease requires monthly payments of $13,333 and includes an annual escalation of 2.5%. The future minimum lease payments required under the office facility operating lease as of September 30, 2012, are as follows:

For the Years Ending December 31,
2012	$42,025
2013	126,072
$168,097

GP has issued a letter of credit totaling $40,000, which is held as collateral for performance under the operating lease. The letter of credit is secured by deposits at a financial institution, and has been recorded as restricted cash in the balance sheets at September 30, 2012 and December 31, 2011.

Rent expense recognized under operating leases was $40,668 and $40,000 for the three-months ended September 30, 2012 and 2011, respectively. Rent expense recognized under operating leases was $122,368 and $116,707 for the nine-months ended September 30, 2012 and 2011, respectively.

During May 2012, the Company entered into an agreement with an investor relations firm, to provide investor relations services to the Company. The agreement is for a term of three-months, from May 2012 to July 2012, and requires a cash payment of $10,000 per month and the issuance of a total of 75,000 restricted shares of the Company’s common stock. The agreement also provides the Company with options for three (3) additional three-month renewal periods, in exchange for a cash payment of $10,000 per month and an additional 75,000 restricted shares per renewal. The Company valued the 75,000 restricted shares at their fair value of $33,000, which amount is being charged to expense over the three-month term of the agreement. The Company did not exercise its renewal option.

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

10. Concentrations

For the three-months ended September 30, 2012, two (2) customers represented approximately 34% of revenues earned during the period. For the nine-months ended September 30, 2012, two customers represented approximately 45% of revenues earned during the period.

At September 30, 2012, four (4) customers represented approximately 70% of GP’s accounts receivable.

The Company maintains cash in four (4) insured commercial accounts at a major financial institution. Cash balances did not exceed Federal Deposit Insurance Corporation (FDIC) limits at September 30, 2012 or December 31, 2011.

11. Subsequent Events

In October 2012, the Company entered into negotiations with a global insurance and financial services organization to establish a strategic business relationship to assist the Company in (i) developing a comprehensive business plan relating to its insurance business, (ii) designing insurance products to be sold through the Company’s website and (iii) negotiating with insurance carriers to offer their products through the Company’s website. Commencing in October 2012, the Company engaged a consultant to advise the Company in its discussions with the global insurance and financial services organization. The consultant has been granted a contingent a warrant to acquire up to 3,000,000 shares of the Company’s common stock at an exercise price of $0.60 per share in the event the Company enters into a binding agreement with the global insurance and financial services organization during the term of the engagement or within one year thereafter.

In November 2012, the Company commenced a private offering (the “Contemplated Private Placement”) to certain accredited investors of a minimum of $250,000 up to a maximum of $3,500,000 of units, each consisting of a 12% secured convertible promissory note in the principal amount of $50,000 (collectively, the “Contemplated Notes”) and a warrant to purchase 50,000 shares of the Company’s common stock, par value $.01 per share, at an exercise price of $0.50 per share (collectively, the “Contemplated Warrants”). The Contemplated Notes will accrue interest at the rate of 12% per annum and will mature on the earlier of (i) June 1, 2013, or (ii) the closing of a Qualified Financing (as defined in the Contemplated Notes) (the “Maturity Date”), unless prepaid or converted before such date. Interest and principal shall be due and payable on the Maturity Date.

In November 2012, the Company entered into two 10% promissory notes in the aggregate amount of $450,000 (the “Bridge Notes”). The $250,000 Bridge Note matures on December 24, 2012, and the $200,000 Bridge Note matures on February 1, 2013. Each Bridge Note is due and payable before maturity upon the earlier of the Company’s receipt of $1,000,000 in aggregate gross proceeds from the Contemplated Private Placement resulting in gross proceeds to the Company of $1,000,000 or the occurrence of an Event of Default (as defined in the applicable Bridge Note). Payment of the Company’s obligations under the Bridge Notes is jointly and severally guaranteed by Messrs. Leber and Bernstein. In addition, the Bridge Notes include certain reset provisions in the event of subsequent debt issuances by the Company that contain more favorable terms.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Report, the terms “Company,” “we,” “us” and “our” refer to Grandparents.com, Inc. and its subsidiaries, unless the context otherwise requires.

The following discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes thereto included in this Report. The following discussion and analysis should also be read in conjunction with the disclosure under “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A—Risk Factors” of Part II in this Report. Unless specifically noted otherwise, this Report reflects the business and operations of the Company after its completion of the asset contribution transaction with GP.com LLC (as defined below) on February 23, 2012.

Our website, www.grandparents.com, is a family-oriented social media website with a core mission of enhancing relationships between the generations and enriching the lives of grandparents by providing tools to foster connections among grandparents, parents, and grandchildren. We primarily target the approximately 65 million grandparents in the U.S., but we also target the approximately 55 million “boomers” and seniors that are not grandparents. We believe that our website is one of the leading online communities for our market and that our website is the premier social media platform targeting active, involved grandparents. In 2010, Examiner.com ranked our website second among commercial websites serving the age 50+ demographic markets. As of November 9, 2012, our website has approximately 1.8 million members.

Our website features “Grand Deals” through which our marketing partners offer discounts and other benefits to our members on a variety of consumer products and services. Grand Deals was formerly known as the Benefits Club. The Grand Deals business model is similar to that of AARP Services, Inc., a marketing arm of AARP. We seek to apply the AARP business model to our business by engaging marketing partners, particularly in the insurance and financial industries, in a strategic relationship in which our website will become a co-brand for marketing insurance and financial products. Other than as described below, we have not entered into any formal agreements with our marketing partners.

We are authorized to offer and sell insurance products through Grandparents Health Plans, LLC (“GHP”), which is ninety percent (90%) owned by us and operated as a joint venture with Denver Management Associates, Inc., which owns ten percent (10%). On July 30, 2012, GHP entered into a Marketing and Distribution Agreement with Humana MarketPOINT, Inc. pursuant to which GHP was granted the right to offer and sell Humana insurance products. We have also entered into initial discussions with several major long-term care, auto, home and life insurance companies and also a major national bank to offer annuity, mutual fund, retirement planning and other financial products and services.

We have also entered into negotiations with Maurice "Hank" Greenberg and C.V. Starr & Co., Inc., a global insurance and financial services organization, regarding a strategic business relationship through which Mr. Greenberg or C.V. Starr will, in their first digital insurance venture, assist the Company in (i) developing a comprehensive business plan relating to its insurance business, (ii) designing insurance products to be sold through our website, and (iii) negotiating with insurance carriers to offer their products through our website. Should the current negotiations be successfully concluded, it is contemplated that C.V. Starr & Co., Inc. will have the right to acquire 25% of the outstanding common stock of the Company and appoint two individuals to serve on the Board of Directors of the Company. The Company has engaged Mel Harris to advise the Company in its discussions with Mr. Greenberg and C.V. Starr. In consideration for Mr. Harris' services to the Company in this regard, Mr. Harris will be entitled to receive a warrant to acquire up to 3,000,000 shares of the Company's common stock at an exercise price of $0.60 per share in the event the Company enters into a binding agreement with Mr. Greenberg or C.V. Starr during the term of such engagement or within one year thereafter.

On August 9, 2012, we entered into a non-binding letter of intent with Cegedim Inc. regarding the formation of a joint venture for the purpose of developing the “Grand Card,” a member rewards program that will provide cash rebate benefits on a debit card when cardholders purchase certain products and services. On August 24, 2012, we executed a Card Issuance Agreement with JP Morgan Chase as issuer of the Grand Card as a Chase VISA debit card.

We launched our redesigned website and other new initiatives, including a mobile-based application, on Grandparents Day, September 9, 2012. We are focused on attracting new members and developing new revenue streams. Accordingly, management does not believe past results are indicative of future performance.

Grandparents.com Health Plans

We are authorized to offer and sell insurance products through GHP, which is 90% owned by us and operated as a joint venture with Denver Management Associates, Inc. On July 30, 2012, GHP entered into a Marketing and Distribution Agreement with Humana MarketPOINT, Inc. pursuant to which Humana granted to GHP the right to offer and sell certain Medicare supplement, major medical, short term medical, term life, dental and vision insurance products as well as financial protection products in any area in which Humana is authorized under applicable law to sell and GHP is licensed under applicable law and appointed by Humana to sell the products. GHP will receive certain commissions from Humana on sales of the products. In addition, Humana will pay GHP administrative fees and/or overrides as consideration for certain administrative services performed by GHP. The agreement also provides that Humana is responsible for all service requirements and administration regarding issued products, including, but not limited to, claims processing, policy issuance, policy changes, pricing, and sales made through Humana’s call center and websites. The agreement became effective on September 1, 2012 and has a term of three (3) years from that date.

Grand Card

In late 2011, the “Grand Card” was conceptualized as a member rewards program that will provide cash rebate benefits on a debit card when cardholders purchase certain products and services. On August 9, 2012, we entered into a non-binding letter of intent with Cegedim Inc. regarding the formation of a joint venture for the purpose of developing the “Grand Card.” Cegedim has developed proprietary processes and technologies which will be customized and adapted to the Grand Card. On August 24, 2012, we executed a Card Issuance Agreement with JP Morgan Chase as issuer of the Grand Card as a Chase VISA debit card.

On August 28, 2012, Steve Leber, Joseph Bernstein and Paul Kandle filed a provisional patent application for the functionality of the Grand Card. On October 24, 2012, Steve Leber and Joseph Bernstein assigned their rights under the provisional patent application to Grand Card, LLC, a wholly owned subsidiary of the Company.

In order for the Grand Card to be implemented, the Company (or the joint venture) will need to obtain a license from Cegedim to use their processes and technologies. Although the parties have agreed to negotiate definitive agreements regarding the proposed joint venture and the license of the Cegedim technology, there is no guarantee that the parties will enter into such definitive agreements or licenses.

Grand Corps

We have established the “Grand Corps” which has the purpose of promoting charitable, educational, philanthropic and other eleemosynary causes. We have also established the American Grandparents Association. This association will focus on issues facing “grand families” (those families in which grandparents raise their grandchildren) and grandparents that are estranged from their grandchildren. The association is intended to serve as a resource for grandparents to learn about their legal rights and to share their grandparenting challenges and experiences with other grandparents. We expect to dedicate a special section of our website to the association, which will complement and enhance existing content.

Grandparents.com Book Shop

In the fourth quarter of 2011, we launched the Grandparents.com Book Shop. The Book Shop features over one million book titles, including e-books, and approximately 400,000 CD/DVD’s. Order fulfillment is done by Baker-Taylor Ltd., the largest independent wholesale book distributor in the U.S., under our name. We receive a commission of 3.5% of all sales through the Book Shop. We have not generated any significant revenue from the Book Shop.

Mobile Application

We launched our new application for smartphone and other mobile users simultaneously with the launch of our new website. We believe that a mobile-based application will help us broaden user engagement and help increase our user base by making our content more accessible and useful. The mobile-based application allows users to socially interact with other members by uploading photos and videos, commenting, following and sharing via the “mobile web.” In addition, mobile users are able to view website articles and other content in a mobile friendly format.

Asset Contribution Transaction

On February 23, 2012 (the “Closing Date”), we entered into an Asset Contribution Agreement (the “Contribution Agreement”) with GP.com Holding Company, LLC, a Florida limited liability company formerly known as Grandparents.com LLC (“GP.com LLC”). Under the terms of the Contribution Agreement, GP.com LLC contributed substantially all of its assets to us in exchange for our assumption of certain liabilities of GP.com LLC and our issuance to GP.com LLC of one share of our Series A Convertible Preferred Stock and a warrant to purchase shares of our common stock (the “Transaction”). As a result of the Transaction, we now own the grandparents.com domain name, other related domain names, trademarks and related assets formerly owned by GP.com LLC and GP.com LLC became the holder of a majority of our voting securities. In addition, our former directors and officers resigned and the designees of GP.com LLC were appointed to fill the vacancies created by such resignations. Accordingly, the Transaction resulted in a change of control of the Company.

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

February Private Placement

On the Closing Date and simultaneously with the closing of the Transaction, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors (collectively, the “Purchasers”) for the issuance and sale in a private placement (the “February Private Placement”) of 3,000,000 shares of the Company’s Series B Convertible Preferred Stock for aggregate gross proceeds to the Company of $3,000,000.

On May 9, 2012, we filed a Second Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of the Company’s capital stock to 155,000,000, consisting of 150,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share (the “Amendment”). Upon filing of the Amendment, the one share of the Company’s Series A Convertible Preferred Stock issued to GP.com LLC pursuant to the Transaction automatically converted into 55,887,491 shares of common stock and the 3,000,000 shares of the Company’s Series B Convertible Preferred Stock issued to the Purchasers in the February Private Placement automatically converted into 12,897,172 shares of common stock.

Recent Capital Raising Activities

In November 2012, we commenced a private offering (the “Contemplated Private Placement”) to certain accredited investors of a minimum of $250,000 up to a maximum of $3,500,000 of units, each consisting of a 12% secured convertible promissory note in the principal amount of $50,000 (collectively, the “Contemplated Notes”) and a warrant to purchase 50,000 shares of our common stock, par value $.01 per share, at an exercise price of $0.50 per share (collectively, the “Contemplated Warrants”). The Contemplated Notes will accrue interest at the rate of 12% per annum and will mature on the earlier of (i) June 1, 2013, or (ii) the closing of a Qualified Financing (the “Maturity Date”), unless prepaid or converted before such date. Interest and principal shall be due and payable on the Maturity Date. “Qualified Financing” means the sale by the Company of shares of common stock, preferred stock or any other equity financing of the Company to investors in one or more transactions for gross cash proceeds to the Company of not less than $7,000,000. At the closing of a Qualified Financing, each holder of a Contemplated Note shall have the option of (a) being repaid the principal and all accrued interest on such holder’s Contemplated Note, or (b) converting such holder’s Contemplated Note (principal and interest) into the securities being offered in connection with the Qualified Financing, provided that such holder shall be entitled to convert such holder’s Contemplated Note based on a conversion price equal to a 25% discount to the offering price of the securities in the Qualified Financing. If a holder of a Contemplated Note elects to convert such holder’s Contemplated Note, such holder will have the same registration rights as investors in the Qualified Financing. The Contemplated Notes will be secured by a first priority security interest in all assets of the Company and will be jointly and severally guaranteed by Steven Leber, Joseph Bernstein and Dr. Robert Cohen, provided that the amount guaranteed is limited to $1 million in the aggregate. Each Contemplated Warrant will initially be exercisable for that number of shares of the Company’s common stock determined by dividing the principal amount of the Contemplated Note purchased by such investor by an initial per share exercise price of $0.50. However, the number of shares for which such Contemplated Warrant is exercisable will be automatically reduced by 50% if such investor’s Contemplated Note is repaid in full or if such investor does not convert such investor’s Contemplated Note in connection with a Qualified Financing.

The Company intended to commence the Contemplated Private Placement in October. However, due to disruptions caused by Hurricane Sandy, the launch of the Contemplated Private Placement was delayed and the Company, pending raising funds in the Contemplated Private Placement, borrowed $450,000 in November 2012, from two individuals, Vanessa de Oliveira ($250,000) and Mel Harris ($200,000), on an unsecured basis, to be repaid from the proceeds of the Contemplated Private Placement. Each of the lenders entered into a promissory note (the “Bridge Notes”) with the Company evidencing the loans. The Bridge Note between the Company and Ms. Oliveira matures on December 24, 2012 and the Bridge Note between the Company and Mr. Harris matures on February 1, 2013. Each Bridge Note is due and payable before maturity upon the earlier of the Company’s receipt of $1 million in aggregate gross proceeds from the Contemplated Private Placement or the occurrence of an Event of Default (as defined in the applicable Bridge Note). In addition, the Bridge Notes include certain reset provisions in the event of subsequent debt issuances by the Company that contain more favorable terms. The two loans are personally guaranteed by the Company’s Co-Chief Executive Officers, Steve Leber and Joseph Bernstein, and the Company has executed an indemnification in their favor should they have to pay the lenders under their guarantees.

Summary for the Three and Nine Month Periods Ended September 30, 2012

Revenue for the three months ended September 30, 2012 was $70,195, which reflected a decline of $12,900, or 15.5%, compared to revenue of $83,095 for the comparable period in 2011. Revenue for the nine months ended September 30, 2012 was $224,330, which reflected a decline of $96,926, or 30.2%, compared to revenue of $321,256 for the comparable period in 2011. Two customers represented approximately 34.0% of revenues earned during the three months ended September 30, 2012 and 45.0% of revenues earned during the nine months ended September 30, 2012. Four customers represented approximately 70% of accounts receivable as of September 30, 2012.

Total operating expenses for the three months ended September 30, 2012 increased $1,719,079, or 241.1%, to $2,432,057 compared to $712,978 for the comparable period in 2011. Total operating expenses for the nine months ended September 30, 2012 increased $6,557,211, or 286.6%, to $8,845,157 compared to $2,287,946 for the comparable period in 2011. The increase in operating expenses for the three months ended September 30, 2012 was due to increases in selling and marketing, salary, rent, equity-based compensation, consulting and other general and administrative expenses. The increase in operating expenses for the nine months ended September 30, 2012 was primarily attributable to expenses of $2,924,592 incurred in connection with the Transaction as well as increases in selling and marketing, salary, rent, equity-based compensation, consulting and other general and administrative expenses.

We incurred net losses of $2,384,292 and $8,699,974 for the three and nine months ended September 30, 2012, respectively. We used $3,770,000, $229,041 and $275,000 in cash for operating, investing and financing activities, respectively, during the nine months ended September 30, 2012, offset by $4,246,935 in cash provided by the February Private Placement, the Transaction and option exercises during the period. We had a working capital deficit of $1,577,301 as of September 30, 2012.

Without additional capital from existing or outside investors or further financing, our ability to continue to implement our business plan may be limited. These conditions raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.

Sources of Revenue

Historically, we have generated revenue through the sale of advertisements on our website. We intend to expand our revenue sources to include commissions, fees or royalties on offerings by our insurance, financial services and other marketing partners.

We expect that Grand Deals, particularly insurance and financial products, will be our primary revenue source in the future. However, as of the date of this Report, we have not yet generated any revenue from this program. In 2011, in order to accelerate the buildup of marketing partners, we accepted pilot programs and waived revenue sharing arrangements. Through this pilot program, we attracted more than 300 marketing partners as of the date of this Report. As we build our membership base, we will seek to enter into revenue sharing arrangements with existing and new marketing partners. We expect that each revenue sharing arrangement will be negotiated based on the category of the product and service and the accompanying discount or benefits offered to our members.

As discussed above, GHP entered into a Marketing and Distribution Agreement with Humana pursuant to which GHP will receive certain commissions, administrative fees and overrides from Humana on sales of Humana insurance products. However, there can be no guarantee that we will be able to enter into similar agreements or other revenue arrangements with other insurance, financial services or other marketing partners or that, if we are, the terms of such arrangements will be on terms advantageous to us. To the extent we are able to enter into revenue sharing agreements, revenues, if any, from such arrangements may be limited in the near term.

In addition, we hope to derive revenue from the Grand Card. However, the can be no guarantee that we will be able to further develop this concept or, that if we are able to do so, that we will be able to generate significant revenue from it. Although we have entered into a non-binding letter of intent with Cegedim, there can be no guarantee that the parties will enter into definitive agreements with respect to the Grand Card concept.

Certain Factors Affecting our Performance

In addition to the Risk Factors discussed elsewhere in this Report, we consider the following to be significant factors affecting our future performance and financial results.

Our Ability to Attract and Retain Members. We must attract and retain members in order to increase revenue and achieve profitability. We expect revenue to be generated in part from the purchase of products and services by our members and advertisements on our website. If we are unable to attract and retain members, we may not be able to attract marketing and commercial sponsors or advertisers to our website.

Volatility or Declines in Insurance Premiums. GHP will derive revenue from commissions and fees for its insurance agency and brokerage services. Commission and fees are based, in part, on a percentage of insurance premiums paid by customers for insurance products. Accordingly, such commissions are dependent on insurance premium rates charged by insurance companies. Insurance premiums are cyclical in nature and may vary widely based on market conditions. Our brokerage revenues and profitability can be volatile or remain depressed for significant periods of time. In addition, insurance companies may seek to further minimize their expenses by reducing the commission rates payable to insurance agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect our margins.

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

Competition. We compete with companies in the social networking industry such as Facebook, Twitter and Google and other companies that specifically target the age 50+ market, in particular AARP. These competitors compete with us for visitor traffic, members, advertising dollars and partners, including marketing and commercial sponsors, and many of our competitors have competitive advantages over us. It is also possible that new competitors may emerge and acquire significant market share. In addition, the insurance intermediary business in which GHP operates is highly competitive and numerous firms actively compete for customers and insurance partners.

Additional Financing. To effectively implement our business plan, we need to obtain additional financing. If we obtain financing, we would expect to accelerate our business plan and increase our advertising and marketing budget, hire additional staff members and increase our office space and operations all of which we believe would result in the generation of revenue and development of our business. Inability to obtain additional financing may delay the implementation of our business plan and may cause us to reduce our budget and capital expenditures.

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

Included in our Amendment No. 3 on Form 8-K/A dated February 27, 2012 and filed with the SEC on June 18, 2012, as may be further amended (the “Form 8-K/A”), for the year ended December 31, 2011, we identified four of our accounting policies that we consider critical to our business operations and an understanding of our results of operations:

•	revenue recognition;
•	fair value of measurements;
•	equity-based compensation; and
•	impairment of long-lived assets.

Certain amounts in the 2011 condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current period condensed consolidated financial statements.  These reclassifications had no effect on previously reported results.

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

Three Month Periods ended September 30, 2012 and 2011

Revenue

Revenue for the three months ended September 30, 2012 decreased $12,900, or 15.5%, to $70,195 compared to $83,095 for the comparable period in 2011. We experienced a decrease in direct sales in the third quarter of 2012 compared to the comparable period in 2011. As a result, our average CPM (cost per thousand views) rate decreased during the third quarter of 2012 compared to the comparable period in 2011. We also experienced a decrease in website traffic in the third quarter of 2012, which resulted in less inventory available for advertising compared to the third quarter of 2011. We typically experience less website traffic in the third quarter compared to other quarters.

Operating Expenses

Total operating expenses for the three months ended September 30, 2012 increased $1,719,079, or 241.1%, to $2,432,057 compared to $712,978 for the comparable period in 2011.

Selling and marketing. Selling and marketing expense increased $441,248, or 1964.2%, to $463,712 for the three months ended September 30, 2012 compared to $22,464 for the comparable period in 2011. In the third quarter of 2012, the Company significantly increased its marketing expenditures in order to attract new members to the website.

Salaries. Salary expense increased $452,749, or 263.5%, to $624,550 for the three months ended September 30, 2012 compared to $171,801 for the comparable period in 2011. The increase was primarily due to salary paid to our Co-Chief Executive Officers and other officer salaries and an increase in staff headcount compared to the comparable 2011 period. In connection with the closing of the Transaction, we entered into employment agreements with each of Messrs. Leber and Bernstein pursuant to which each of Messrs. Leber and Bernstein receives a monthly salary of approximately $18,750. Prior to the closing of the Transaction, GP.com LLC did not pay salary directly to Messrs. Leber or Bernstein and instead paid a monthly management fee to an entity controlled by Messrs. Leber and Bernstein. As discussed below, payment of the monthly management fee ceased upon closing of the Transaction. Salary expense includes $148,260 paid to certain advisors to the Company as well as $5,121 in recurring consulting expense during the three months ended September 30, 2012. We did not engage any advisors or consultants during the comparable period in 2011.

Rent. Rent expense increased $668, or 1.7%, to $40,668 for the three months ended September 30, 2012 compared to $40,000 for the comparable period in 2011.

Equity-based compensation. Equity-based compensation expense increased $348,229, or 2744.6%, to $360,917 for the three months ended September 30, 2012 compared to $12,688 for the comparable period in 2011. In the first nine months of 2012, the Company granted options to purchase 7,035,000 shares of its common stock and awarded 50,000 shares of restricted stock to its management, employees, advisors and consultants pursuant to the Grandparents.com, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The compensation expense recognized under the 2012 Plan was $318,995 for the three months ended September 30, 2012.

At September 30, 2012, GP.com LLC had outstanding options to purchase 466,667 Class A units of GP.com LLC under its 2010 Stock Option Plan. In addition, GP.com LLC had outstanding warrants to purchase 437,500 Class A units of GP.com LLC. Since the employees and consultants to whom these options and warrants were granted continue to provide services to the Company, the Company continued to record an equity compensation charge of $28,582 during the three months ended September 30, 2012.

Management fees. We did not pay any management fees during the three months ended September 30, 2012. For the three months ended September 30, 2011, we paid management fees of $150,000. GP.com LLC paid a monthly management fee to LBG (as defined below) for management services provided to GP.com LLC prior to the closing of the Transaction. No payments were payable for the three months ended September 30, 2012 compared to three payments of $50,000 each payable during the comparable period in 2011. The payments ceased upon the closing of the Transaction.

Other general and administrative. Other general and administrative expense increased $626,771, or 635.0%, to $725,482 for the three months ended September 30, 2012 compared to $98,711 for the comparable period in 2011. The increase in other general and administrative expense was primarily attributable to legal, accounting and other professional fees incurred as a result of being a public company. GP.com LLC was not a public company and therefore did not incur similar expenses in the comparable 2011 period.

Depreciation and amortization. Depreciation and amortization decreased $586, or 0.3%, to $216,728 for the three months ended September 30, 2012 compared to $217,314 for the comparable period in 2011.

Other Expense

We had other expense of $22,430 for the three months ended September 30, 2012 compared to other expense of $8,279 for the comparable period in 2011. Other expense for the three months ended September 30, 2012 was attributable to interest expense of $22,439, offset by $9 of interest income.

Loss from Operations

Loss from operations for the three months ended September 30, 2012 was $2,384,292 compared to $638,162 for the comparable period in 2011.

Preferred Return Expense

We had no preferred return expense for the three months ended September 30, 2012 compared to $23,602 for the comparable period in 2011, which reflects preferred returns payable by GP.com LLC prior to the closing of the Transaction with respect to its Class A Preferred units.

Net Loss

Net loss for the three months ended September 30, 2012 was $2,384,292 compared to $661,764 for the comparable period in 2011.

Nine Month Periods ended September 30, 2012 and 2011

Revenue

Revenue for the nine months ended September 30, 2012 decreased $96,926, or 30.2%, to $224,330 compared to $321,256 for the comparable period in 2011. Two advertising campaigns that commenced in the fourth quarter of 2010 continued to generate revenue in the first quarter of 2011. However, there was no such carryover effect from the fourth quarter of 2011 into the first quarter of 2012. Also, we experienced a decrease in direct sales in the first nine months of 2012 compared to the comparable period in 2011. As a result, our average CPM (cost per thousand views) rate decreased during the first nine months of 2012 compared to the comparable period in 2011.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2012 increased $6,557,211, or 286.6%, to $8,845,157 compared to $2,287,946 for the comparable period in 2011.

Selling and marketing. Selling and marketing expense increased $773,274, or 1206.3%, to $837,376 for the nine months ended September 30, 2012 compared to $64,102 for the comparable period in 2011. In the first nine months of 2012, we engaged a public relations firm and paid $13,000 upon execution of the agreement. In addition, we significantly increased our marketing expenditures in the first nine months of 2012 in order to attract new members to our website.

Salaries. Salary expense increased $974,878, or 160.2%, to $1,583,395 for the nine months ended September 30, 2012 compared to $116,707 for the comparable period in 2011. The increase was primarily due to salary paid to our Co-Chief Executive Officers other officers and an increase in staff headcount compared to the comparable 2011 period. In connection with the closing of the Transaction, we entered into employment agreements with each of Messrs. Leber and Bernstein pursuant to which each of Messrs. Leber and Bernstein receives a monthly salary of approximately $18,750. Prior to the closing of the Transaction, GP.com LLC did not pay salary directly to Messrs. Leber or Bernstein and instead paid a monthly management fee to an entity controlled by Messrs. Leber and Bernstein. As discussed below, payment of the monthly management fee ceased upon closing of the Transaction. Salary expense includes $271,524 paid to certain advisors and $110,563 in recurring consulting expense during the nine months ended September 30, 2012. We did not engage any advisors during the comparable period in 2011 but had recurring consulting expense of $695 during such period.

Rent. Rent expense increased $5,661 or 4.9%, to $122,368 for the nine months ended September 30, 2012 compared to $116,707 for the comparable period in 2011.

Consulting. Non-recurring consulting expense was $14,325 for the nine months ended September 30, 2012. We had no non-recurring consulting expenses for the comparable period in 2011. During the first nine months of 2012, we engaged marketing, financial and other consultants which were not engaged in the comparable 2011 period.

Equity-based compensation. Equity-based compensation expense increased $819,828, or 1622.8%, to $870,346 for the nine months ended September 30, 2012 compared to $50,518 for the comparable period in 2011. In the first nine months of 2012, we granted options to purchase 7,035,000 shares of its common stock and awarded 50,000 shares of restricted stock to its management, employees, advisors and consultants pursuant to the 2012 Plan. In addition, options to purchase 330,000 shares of common stock previously granted under the 2012 Plan were forfeited during the nine months ended September 30, 2012. The compensation expense recognized under the 2012 Plan was $710,285 for the nine months ended September 30, 2012.

At September 30, 2012, GP.com LLC had outstanding options to purchase 466,667 Class A units of GP.com LLC under its 2010 Stock Option Plan. In addition, GP.com LLC had outstanding warrants to purchase 437,500 Class A units of GP.com LLC. Since the employees and consultants to whom these options and warrants were granted continue to provide services to the Company, the Company continued to record an equity compensation charge of $85,746 during the nine months ended September 30, 2012.

As of September 30, 2012, there were 300,000 options outstanding under the 2005 Stock Incentive Plan. In accordance with the terms of the Contribution Agreement, these options became fully vested and exercisable as of the date of the Closing Date. Due to the immediate vesting provision, and since these employees no longer provide services to us, we recorded a charge in the amount of $98,190 during the nine months ended September 30, 2012. There is no remaining unrecognized compensation charge related to these options.

In May 2012, we entered into an agreement with an investor relations firm to provide services. The agreement was for a term of three months, from May 2012 to July 2012, and required a cash payment of $10,000 per month and the issuance of a total of 75,000 restricted shares of the Company’s common stock. The agreement also provided us with options for three additional three-month renewal periods, in exchange for a cash payment of $10,000 per month and an additional 75,000 restricted shares per renewal. We valued the 75,000 restricted shares at their fair value of $33,000, which amount was charged to expense over the three-month term of the agreement. We did not exercise our renewal option upon expiration of the initial three-month term in July 2012.

Management fees. Management fees decreased $350,000, or 77.8%, to $100,000 for the nine months ended September 30, 2012 compared to $450,000 for the comparable period in 2011. GP.com LLC paid a monthly management fee to LBG (as defined below) for management services provided to GP.com LLC prior to the closing of the Transaction. Two payments of $50,000 each were payable for the first nine months of 2012 compared to nine payments of $50,000 each payable during the comparable period in 2011. The payments ceased upon the closing of the Transaction.

Transaction costs. We incurred $2,924,592 in transaction costs for the nine months ended September 30, 2012 due to the issuance of warrants to our investment banking advisor in connection with the Transaction. There were no transaction costs for the comparable period in 2011.

Other general and administrative. Other general and administrative expense increased $1,408,773, or 407.0%, to $1,754,935 for the nine months ended September 30, 2012 compared to $346,162 for the comparable period in 2011. The increase in other general and administrative expense was primarily attributable to legal, accounting and other professional fees incurred in connection with the Transaction and as a result of being a public company.

Depreciation and amortization. Depreciation and amortization decreased $14,120, or 2.2%, to $637,820 for the nine months ended September 30, 2012 compared to $651,940 for the comparable period in 2011.

Other Expense

We had other expense of $13,623 for the nine months ended September 30, 2012 compared to other expense of $11,432 for the comparable period in 2011. Other expense for the nine months ended September 30, 2012 was attributable to $69,735 of interest expense, offset by income attributable to accrued revenues from prior periods of $52,852 and interest income of $3,260.

Loss from Operations

Loss from operations for the nine months ended September 30, 2012 was $8,634,450 compared to $1,978,122 for the comparable period in 2011.

Preferred Return Expense

Preferred return expense was $14,265 for the nine months ended September 30, 2012 compared to $70,806 for the comparable period in 2011. Preferred return expense for the nine months ended September 30, 2012 reflects preferred returns payable by GP.com LLC prior to the closing of the Transaction with respect to its Class A Preferred units.

Income Taxes

For the nine months ended September 30, 2012, we incurred and accrued for $51,259 of tax expense related to a prior period gain resulting from the sale of substantially all of our operating assets to Emerald Star Holdings, LLC in September 2011. There was no such accrual in the comparable period in 2011.

Net Loss

Net loss for the nine months ended September 30, 2012 was $8,699,974 compared to $2,048,928 for the comparable period in 2011.

Liquidity and Capital Resources

We raised approximately $3,000,000 in gross proceeds in the February Private Placement, but before deducting any expenses incurred by us in connection with the February Private Placement. After deducting expenses, we received $2,667,629 in net proceeds from the February Private Placement. We had cash of $1,549,306 as of the closing of the Transaction prior to the net proceeds from the February Private Placement. As of September 30, 2012, we had unrestricted cash of $320,178.

We expect to finance our operations over the next twelve months primarily through our existing cash and our operations and offerings of our equity or debt securities or through bank financing. However, our operations have not yet generated positive cash flows. To effectively implement our business plan, we will need to obtain additional financing. If we obtain financing, we would expect to accelerate our business plan and increase our advertising and marketing budget, hire additional staff members and increase our office space and operations all of which we believe would result in the generation of revenue and development of our business. We cannot be certain that financing will be available on acceptable terms, or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations. As noted above, the Company commenced the Contemplated Offering and entered into the Bridge Notes in November 2012.

Pursuant to the Contribution Agreement, on the Closing Date we entered into promissory notes with certain of our newly appointed directors and officers with respect to certain liabilities of GP.com LLC that we assumed in connection with the Transaction. Specifically, we entered into the following:

•	Amended and Restated Promissory Note in favor of Steven E. Leber, a Managing Director of GP.com LLC and current Chairman and Co-Chief Executive Officer of the Company, in the principal amount of $78,543 (the “Leber Note”). The Leber Note reflects amounts outstanding under a promissory note previously issued by GP.com LLC to Mr. Leber and a revolving note issued by GP.com LLC to Mr. Leber and Joseph Bernstein that we assumed in connection with the Transaction.

•	Amended and Restated Promissory Note in favor of Joseph Bernstein, a Managing Director of GP.com LLC and our current Director, Co-Chief Executive Officer, Chief Financial Officer and Treasurer, in the principal amount of $78,543 (the “Bernstein Note”). The Bernstein Note reflects amounts outstanding under a promissory note previously issued by GP.com LLC to Mr. Bernstein and a revolving note issued by GP.com LLC to Messrs. Leber and Bernstein that we assumed in connection with the Transaction.

•	Amended and Restated Promissory Note in favor of Meadows Capital, LLC (“Meadows”), an entity controlled by Dr. Robert Cohen, a Managing Director of GP.com LLC and a current Director of the Company, in the principal amount of $308,914 (the “Meadows Note”). The Meadows Note reflects amounts outstanding under promissory notes previously issued by GP.com LLC to Meadows that we assumed in connection with the Transaction.

•	Promissory Note in favor of Leber-Bernstein Group, LLC, an entity controlled by Messrs. Leber and Bernstein (“LBG”), in the principal amount of $612,500 (the “LBG Note”). The LBG Note reflects the amount of accrued but unpaid management fees of GP.com LLC payable to LBG that we assumed in connection with the Transaction.

The Leber Note, the Bernstein Note, the Meadows Note and the LBG Note are collectively referred to herein as the “Promissory Notes.” The Promissory Notes accrue interest at the rate of 5% per annum and mature upon the earlier of (i) our attainment of EBITDA of at least $2,500,000 as reflected on our quarterly or annual financial statements filed with the SEC, but in no event earlier than April 1, 2013, or (ii) the closing a financing with gross proceeds to us of at least $10 million. Payment of the Promissory Notes is guaranteed by GP.com LLC. In addition, payment of the Meadows Note is guaranteed by Messrs. Leber and Bernstein. The Leber Note, Bernstein Note and LBG Note are subordinate in right of payment to the Meadows Note and rank pari passu with each other. The Meadows Note is secured by a first priority security interest in the assets of GP.com LLC. Other than the Meadows Note, none of the Promissory Notes are secured.

In addition, pursuant to the Contribution Agreement, on the Closing Date the Company assumed GP.com LLC’s obligations under a zero coupon note issued by GP.com LLC in July 2011 to a consultant. The note provided $225,000 to GP.com LLC in exchange for repayment of $275,000 on August 30, 2012, the maturity date of the note. The discount from the maturity value of $275,000, initially $50,000, is being amortized to interest expense by the effective interest method over the life of the note, with an effective interest rate of 20.04%. The note was paid in full on the maturity date.

Cash Flow

Net cash flow from operating, investing and financing activities for the periods below were as follows:

	Nine months ended September 30,
	2012	2011
Cash provided by (used in):
Operating Activities	$(3,770,000)	$(649,592)
Investing Activities	(229,041)	858
Financing Activities	3,971,935	691,000
Net (decrease) increase in cash:	(27,106)	42,266

Cash Used In Operating Activities

For the nine months ended September 30, 2012, net cash used in operating activities of $3,770,000 consisted of net loss of $8,699,974, $62,334 in changes in fair value of warrant derivative liability and a $52,776 gain on extinguishment of indebtedness, offset by $637,820 in adjustments for depreciation and amortization expense, $864,561 in adjustments for equity-based compensation expense, $2,924,592 in adjustments for transaction costs incurred in connection the Transaction, $14,265 in adjustments for preferred return expense, $34,119 in adjustments for amortization of discount on zero coupon note payable and $569,727 in cash provided by changes in working capital and other activities. For the nine months ended September 30, 2011, net cash used in operating activities of $649,592 consisted of net loss of $2,048,928, offset by $651,940 in adjustments for depreciation and amortization expense, $50,518 in adjustments for equity-based compensation expense, $70,806 in adjustments for preferred return expense and $626,072 in cash provided by changes in working capital and other activities.

Cash Provided or Used In Investing Activities

For the nine months ended September 30, 2012, net cash used in investing activities of $229,041 consisted of $173,981 for development of intangible assets and $55,060 for purchases of property and equipment. For the nine months ended September 30, 2011, net cash provided by investing activities of $858 consisted of $4,105 in proceeds from the disposal of property and equipment, offset by $3,247 for purchases of property and equipment.

Cash Provided By Financing Activities

For the nine months ended September 30, 2012, net cash provided by financing activities of $3,971,935 consisted of $2,667,629 in net proceeds from the February Private Placement, $1,549,306 in predecessor cash that remained in the Company following the Transaction and $30,000 from the exercise of options, offset by $275,000 in payments on notes payable. For the nine months ended September 30, 2011, net cash provided by financing activities of $691,000 consisted of $565,000 in net proceeds from a private placement and $126,000 in loans and short-term advances.

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

As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was carried out under the supervision and with the participation of management, including our principal executive officers and principal financial officer. Based upon that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were not effective at September 30, 2012 due to material weaknesses in our internal control over financial reporting. The material weaknesses primarily consisted of the following: (i) we do not have written documentation of our internal control policies and procedures; (ii) we do not have sufficient segregation of duties within accounting functions; (iii) we do not have adequate staff and supervision within our accounting function; and (iv) we lack a sufficient process for periodic financial reporting, including timely preparation and review of financial reports and statements.

We intend to remediate the material weaknesses discussed above, however, as of September 30, 2012, we have not taken substantive steps in this regard. We intend to begin the process documenting internal controls and procedures in the fourth quarter of 2012. We also intend to implement procedures to ensure timely filing of our periodic financial reports filed with the SEC in the future. However, due to our size and nature, segregation of duties within our internal control system may not always be possible or economically feasible. Likewise, we may not be able to engage sufficient resources to enable us to have adequate staff and supervision within our accounting function.

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

We have a limited operating history upon which any investor may evaluate our current business and future prospects. Any potential investor must consider the risks and difficulties frequently encountered by early-stage companies. Historically, there has been a high failure rate among early-stage companies. Our future performance will depend upon a number of factors, including our ability to:

•	generate revenues and implement our growth strategy;
•	aggressively counter and respond to actions by our competitors;
•	pursue new members of our website and maintain relationships with current members;
•	maintain adequate control of our expenses;
•	attract, retain and motivate qualified personnel;
•	react to member preferences and demands;
•	maintain regulatory compliance; and
•	generate sufficient working capital through our operations or through issuance of additional debt or equity financing, and to continue as a going concern.

We cannot assure investors that we will successfully address any of these factors, and our failure to do so could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We will need to attract and retain members in order to be successful.

We must attract and retain members in order to increase revenue and achieve profitability. We expect revenue to be generated primarily from the purchase of products and services offered on our website, advertisements on our website and, in the future, membership fees. If we are unable to attract and retain members, we may not be able to attract marketing and commercial sponsors or advertisers to our website. Accordingly, the revenue we generate may decrease and our operating results will be adversely affected.

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

We must attract, retain and enter into future revenue sharing agreements with marketing and commercial sponsors in order to increase revenue and achieve profitability. If marketing and commercial sponsors do not find our marketing and promotional services effective or do not believe that utilizing our website provides them with increases in customers, revenue or profit, they may not make, or continue to make, offers through the website. We have not as yet entered into any significant revenue sharing agreements with any of our existing commercial and marketing sponsors and there can be no assurance that any of our existing commercial and marketing sponsors will enter into such revenue sharing agreements. If we are unable to attract, retain and enter into revenue sharing agreements with marketing and commercial sponsors in numbers sufficient to grow our business, or if too many marketing and commercial sponsors are unwilling to offer products or services through the website or offer favorable revenue sharing terms to us, we may sell fewer products and services and our operating results will be adversely affected.

If our recently relaunched website does not achieve market acceptance, our business will be materially and adversely affected.

Our success will depend upon widespread market acceptance of our recently relaunched website and the products and services and any future products and services that we may offer through the website. There can be no assurance that the market for these services will develop or be sustained.

If products and services offered through our website do not meet the needs and expectations of our members, our business could suffer.

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

If we are not able to generate increased operating revenues, we will need additional debt or equity financing in the future.

We need to obtain additional financing to operate and implement our business plan and growth strategy. Additional financing may not be available to us or, if available, such financing may not be on terms acceptable to us. If we obtain additional financing through the issuance of equity or convertible debt securities, it may be significantly dilutive to our stockholders and such additional equity or convertible debt securities may have rights, preferences or privileges senior to those of our existing securities. In addition, our ability to issue debt securities or to service any debt may also be limited by our inability to generate consistent cash flow. If additional financing is not available on acceptable terms, we may not be able to fund our on-going operations or any future expansion of our business, develop or enhance our products or services, or respond effectively to competitive pressures. The inability to raise additional capital in the future may force us to curtail future business opportunities or cease operations entirely. Although we commenced the Contemplated Offering in November 2012, there is no guarantee that we will receive any proceeds from such offering or that the proceeds from such offering will be sufficient to fund our operations for the next twelve months.

We may continue to incur substantial losses and negative operating cash flows and may not achieve or maintain positive cash flow or profitability in the future.

We have incurred significant losses and negative operating cash flow from inception and may continue to incur significant losses and negative operating cash flow into the future. For the year ended December 31, 2011, we had a net loss of approximately $2.9 million and used approximately $1.1 million in cash for operating activities. For the nine months ended September 30, 2012, we had a net loss of approximately $8.7 million and used approximately $3.8 million in cash for operating activities. As of September 30, 2012, we had a working capital deficit of approximately $1.6 million compared to approximately $1.8 million as of December 31, 2011. In order to reach our business growth objectives, we expect to incur significant expenses for sales, marketing, website development and other operating and capital costs. As a result, we will need to generate and grow our revenues significantly to achieve positive cash flow and profitability. We may not be successful in generating and increasing our revenues, and we may never achieve or maintain positive cash flow or profitability. The uncertainties regarding the commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern.

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

Volatility or declines in premiums or other adverse trends in the insurance industry may adversely affect our results of operations.

GHP will derive revenue from commissions and fees for its insurance agency and brokerage services. Commission and fees are based, in part, on a percentage of insurance premiums paid by customers for insurance products. Accordingly, such commissions are dependent on insurance premium rates charged by insurance companies. GHP will have no control over the insurance premium rates charged by insurance companies. Rather, insurance companies will determine premium rates, which are subject to market fluctuations. Insurance premiums are cyclical in nature and may vary widely based on market conditions. Because of these market cycles for insurance product pricing, which we cannot predict or control, our brokerage revenues and profitability can be volatile or remain depressed for significant periods of time.

As traditional risk-bearing insurance companies continue to outsource the production of premium revenue to non-affiliated brokers or agents, those insurance companies may seek to further minimize their expenses by reducing the commission rates payable to insurance agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect our margins. Because we do not determine the timing or extent of premium pricing changes, we cannot accurately forecast our commission revenues, including whether they will significantly decline. As a result, our budgets for future expenditures and plans for growth may have to be adjusted to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect our net revenues and results of our operations.

We depend on certain key employees to operate our business.

We believe that our continued success will depend to a significant extent upon the efforts and abilities of our senior management team, particularly: Steven E. Leber, Joseph Bernstein, Jeffrey Mahl, Ellen Breslau and Matthew Schwartz. We entered into one-year employment agreements with Messrs. Leber, Bernstein, Mahl and Schwartz on the Closing Date, which expire on February 23, 2012, and a five-year employment agreement with Ms. Breslau on April 3, 2012. However, we cannot guarantee that any of them will continue to provide services to us for any particular length of time. If we lose the services of one or more of these key executives, our business could be significantly harmed. We do not currently carry key-man life insurance.

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

We may not be able to enforce all rights to our intellectual property or our rights may be subject to claims of infringement by others.

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

Claims or disputes against the Company may arise in the future. Results of legal proceedings are subject to significant uncertainty and, regardless of the merit of the claims, litigation may be expensive, time-consuming, disruptive to our operations and distracting to management. Although we maintain insurance coverage with respect to certain types of claims and actions, there can be no guarantee that such claims or actions will be covered in full by such policies, or at all. Our insurance coverage is also subject to certain deductibles.

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

Our market is new and still emerging.

The market for social media websites as well as product and service marketing websites is new and evolving. We believe that there is a need for intensive marketing and sales efforts to inform prospective members about the uses and benefits of the products and services we offer and to develop the overall market. Accordingly, there can be no assurance that these efforts will be successful and that a viable market for our website or the products and services we offer will emerge or be sustainable.

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

We are modeling our business after AARP Services, Inc., which we consider our primary competitor. In 2010, AARP was ranked first by Examiner.com among websites serving the age 50+ demographic markets. According to AARP, it is the largest membership organization in the U.S. and its affiliates serve approximately 40 million members. AARP has significantly greater financial, technical and human resources than us and has an established market for its services and products. These and other factors allow AARP to engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies, attract additional partners or enter into arrangements with partners on terms more favorable than us, which may allow them to retain and build an even larger membership base or generate revenue from their members and partners more effectively than we do. Other competitors may enjoy similar advantages and benefits.

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

GHP competes in a highly regulated industry, which may result in substantial expenses or restrictions on its operations.

GHP is subject to comprehensive regulation and supervision by government agencies in the jurisdictions in which it operates. The primary purpose of such regulation and supervision is to provide safeguards for policyholders rather than to protect the interests of our stockholders. The laws of the various state jurisdictions establish supervisory agencies with broad administrative powers with respect to, among other things, licensing of entities to transact business, licensing of agents, regulating premium rates, and regulating unfair trade and claims practices. Further, state insurance regulators and the National Association of Insurance Commissioners continually re-examine existing laws and regulations, and such re-examination may result in the enactment of insurance-related laws and regulations, or the issuance of interpretations thereof, that adversely affect GHP’s business. There can be no assurance that more restrictive laws, rules or regulations will not be adopted in the future that could make compliance more difficult or expensive.

Regulations and licensing laws vary from jurisdiction to jurisdiction and are often complex. The applicable licensing laws and regulations in all jurisdictions are subject to amendment or reinterpretation by regulatory authorities, and such authorities are vested in most cases with relatively broad discretion as to the granting, revocation, suspension and renewal of licenses and approvals. GHP’s operations depend on the validity of, and the continued good standing under, the licenses and approvals under which it operates. The possibility exists that GHP and/or its employees could be excluded or temporarily suspended from carrying on some or all of GHP’s activities in, or could otherwise be subjected to penalties by, a particular jurisdiction, which may adversely affect GHP’s ability to generate revenue.

Implementation of the Grand Card is dependent upon our ability to successfully negotiate and enter into a joint venture agreement and license agreement with Cegedim or a similar back-end provider.

Implementation of the Grand Card requires back-end technology and processes that the Company has not developed. Although the Company has entered into a letter of intent with Cegedim to provide such technology and processes, there is no guarantee that we will be able to successfully negotiate and enter into a joint venture agreement and license agreement with Cegedim or that, if we do enter into such agreements, that they will be on terms advantageous to us. If we do not enter into such agreements with Cegedim, the Company will seek to engage another back-end provider, which could delay the implementation of the Grand Card. Furthermore, there can be no guarantee that we will be able to identify another back-end provider or that, if we are, that we will be able to successfully negotiate and enter into definitive agreements with such provider.

Mr. Kandle may assign his interest in the Grand Card provisional patent application without the Company’s consent. Enforcement actions and prosecuting a patent with respect to such technology would also require Mr. Kandle’s cooperation with the Company.

As one of the inventors named in the Grand Card provisional patent application, Mr. Kandle may assign or license his rights thereunder to any other party without the Company’s consent. As a result, Mr. Kandle may assign or license his rights to an unaffiliated third party. Also, in order to bring an enforcement claim against a third party with respect to the provisional patent application, the Company and Mr. Kandle (or his transferee) would need to jointly pursue such a claim. Furthermore, if the Company files a patent for the technology covered by the provisional patent application, Mr. Kandle’s cooperation would be in prosecuting the patent. There can be no guarantee that the Company and Mr. Kandle (or his transferee) will be able to cooperate in the pursuit of an infringement claim or in prosecuting a patent application.

Fluctuations in our financial results may occur as the result of various factors beyond our control.

Management expects that financial results will vary significantly from period to period due to a number of factors, including:

•	costs related to the relaunch of our website;
•	costs related to the introduction of new products, services and methods of doing business;
•	costs related to the continued expansion of our business;
•	income, loss or amortization of goodwill resulting from its acquisition or divestiture of business assets and other material transactions;
•	gain or loss resulting from accounting rules changes or accounting adjustments required for initial public offerings, other financings, mergers or other changes in the capitalization; and
•	increases in taxation resulting from its disposition of interests or from other extraordinary events.

Our financial position may impair our ability to develop our business model. Our ability to attract the funding necessary to purchase equipment and hardware, hire personnel, develop cost-efficient operations and market and sell our products and services are critical to our future success. Our ability to accomplish these objectives is likely to be significantly impaired if the financial markets continue to be in turmoil, or if prospective lenders, investors or partners become uncomfortable with our prospects for survival given a weak financial condition, volatile markets or adverse events in business operations. Our limited ability to generate cash through our operations may be insufficient to fully fund our growth. The costs for business and product development may significantly impact our overall financial strength. These factors can negatively impact our ability to finance the performance of our business operations and to attract additional funding.

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

Any additional issuances of any of our authorized but unissued shares of our common stock or blank check preferred stock will not require the approval of stockholders and will have the effect of further diluting the equity interest of stockholders.

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

Because of these regulations, broker-dealers may not wish to engage in the necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of stockholders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock. Our common stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our stockholders will, in all likelihood, find it difficult to sell their shares of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Reference is made to the Form 8-K/A for information regarding unregistered sales of equity securities in connection with the Transaction and the February Private Placement. In addition, reference is made the Company’s Current Report on Form 8-K dated May 1, 2012 and filed with the SEC on May 2, 2012 for information regarding the unregistered sale of additional equity securities.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

The information set forth below is included herewith for the purpose of providing the disclosure required by Form 8-K with respect to the events described below, which occurred within four (4) business days of the filing of this Report. The Company is providing such disclosure in this Report in lieu of filing a Current Report on Form 8-K to report such events. The item numbers and headings referenced below correspond to the applicable item numbers and headings of Form 8-K under which such events are required to be disclosed.

Item 1.01.	Entry into a Material Definitive Agreement.
Item 2.03	Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

As discussed elsewhere in this Report, on November 16, 2012, the Company entered into a Bridge Note with Vanessa de Oliveira in the principal amount of $250,000, which matures on December 24, 2012, and a Bridge Note with Mel Harris in the principal amount of $200,000, which matures on February 1, 2013. Each Bridge Note is due and payable before maturity upon the earlier of the Company’s receipt of $1,000,000 in aggregate gross proceeds from the Contemplated Private Placement or the occurrence of an Event of Default (as defined in the applicable Bridge Note). Each Bridge Note accrues interest at a rate of 10% per annum. The Company may prepay either Bridge Note without the holder’s consent and without penalty to the Company.

Each Bridge Note provides that, from the date of issuance until December 1, 2012, in the event the Company issues debt securities having terms more favorable than such Bridge Note to any person other than the holder of such Bridge Note, the Company and the holder shall amend such Bridge Note to incorporate such more favorable terms. However, such provision does not apply to the issuance of the Contemplated Notes. Each Bridge Note also provides that so long as any indebtedness under such Bridge Note remains outstanding, the Company shall not permit any lien to attach to any of the assets of the Company or any of its subsidiaries, other than liens created in connection with the Contemplated Private Placement.

In connection with each Bridge Note, Messrs. Leber and Bernstein executed a Joint and Several Guaranty of Payment pursuant to which Messrs. Leber and Bernstein have jointly and severally guaranteed the prompt payment of the Company’s obligations under the Bridge Notes. Each such Guaranty provides that if the Company defaults under any such obligations, Messrs. Leber and Bernstein will pay the amount due to the applicable holder of such Bridge Note. In addition, the Company and Messrs. Leber and Bernstein entered into a Contribution and Indemnification Agreement with respect to each Guaranty pursuant to which the Company agreed to indemnify Messrs. Leber and Bernstein for any amounts paid by them pursuant to the applicable Guaranty.

The foregoing descriptions of each Bridge Note, Guaranty, and Contribution and Indemnification Agreement do not purport to be complete and are qualified in their entireties by reference to the provisions of each such Bridge Note, Guaranty, and Contribution and Indemnification Agreement, copies of which are filed as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 to this Report, respectively, and incorporated herein by reference.

Item 6.	Exhibits.

Exhibit Number	Description
10.1	Promissory Note between the Company and Vanessa de Oliveira
10.2	Promissory Note between the Company and Mel Harris
10.3	Joint and Several Guaranty of Payment by Steven Leber and Joseph Bernstein in favor of Vanessa de Oliveira
10.4	Joint and Several Guaranty of Payment by Steven Leber and Joseph Bernstein in favor of Mel Harris
10.5	Contribution and Indemnification Agreement by and among the Company, Steven Leber and Joseph Bernstein regarding the Oliveira Note
10.6	Contribution and Indemnification Agreement by and among the Company, Steven Leber and Joseph Bernstein regarding the Harris Note
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* Furnished herewith in accordance with SEC Release 33-8238.

** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Report shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2012

/s/ Steven E. Leber
Steven E. Leber
Co-Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph Bernstein
Joseph Bernstein
Co-Chief Executive Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

