Form 10-K
period 2012-12-31
GRANDPARENTS.COM, INC.
filed 2013-04-16
CIK 1020475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-21537

Grandparents.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware	93-1211114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

589 Eighth Avenue, 6th Floor New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(646) 839-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                              Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                        Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $12.5 million as of the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation only, the registrant has excluded all shares held in the treasury or that may be deemed to be beneficially owned by executive officers and directors of the registrant. By doing so, the registrant does not concede that such persons are affiliates for purposes of the federal securities laws.

As of April 11, 2013, there were 87,055,814 shares of the registrant’s common stock, $.01 par value per share, outstanding

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K (this “Report”) or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. In some cases, forward-looking statements may contain terms such as “anticipates,” “believes,” “seeks,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “will,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; relationships with our marketing partners and members; demand for our website and changes in our membership ranks; financial resources and condition; changes in revenues; changes in profitability; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; the ability to produce the liquidity or enter into agreements to acquire the capital necessary to continue our operations and take advantage of opportunities; legal proceedings and claims. Forward-looking statements reflect our current views with respect to future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” contained herein. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

PART I

Item 1.	Business.

In this Report, unless the context indicates otherwise, references to “we,” “our,” “us,” “ourselves,” or “the Company” refer to Grandparents.com, Inc. and, where appropriate, its subsidiaries. References in this Report to “2012” and “2011” represent the fiscal years ended December 31, 2012 and 2011, respectively.

Our website, www.grandparents.com, is a family-oriented social media website with a core mission of enhancing relationships between the generations and enriching the lives of grandparents by providing tools to foster connections among grandparents, parents, and grandchildren. We primarily target the approximately 70 million grandparents in the U.S., but we also target the approximately 50 million “boomers” and seniors that are not grandparents. We believe that our website is one of the leading online communities for our market and that our website is the premier social media platform targeting active, involved grandparents. Our website now has nearly 2 million registered members.

Accomplishments in 2012

We believe America’s grandparents are a massive, under-served market, with unique, unprecedented potential. As The Trusted Resource for Grandparents™, we continue to focus on serving our members with the best content, products and services we can. In this respect, we expect to launch the “Grandparents Recommended” program, involving surveys of thousands of our members as to their personal recommendations for the best products and services for grandparents across the country – on a local, regional and national level.

As more fully described in this Report, in the past year we accomplished several milestones. On Grandparents Day, September 9, 2012, we launched our newly designed website. Our membership increased from approximately 350,000 members to nearly 2 million registered members. We also experienced significant achievements in our social media endeavors, particularly on Facebook where we have been recognized as one of the Top 10 Most Shared Brands. We are excited about the engagements of Larry King and Deepak Chopra as spokespersons for the Company. We began to develop our insurance business by entering into agreements with Humana and a subsidiary of Starr International Company, Inc. We believe these relationships will help us grow our insurance business. We also began development of the “Grand Card” program. While accomplishing all of the foregoing, we have continued to add new and exciting features to our website, including a travel section in partnership with Priceline. We also entered into a content agreement with Amazon.com under which we will be providing content for Amazon’s upcoming Senior Health Store. We have started initial discussions with a major financial services company to offer annuity, mutual fund, retirement planning and other financial products and services through to our members.

These are our some of our accomplishments in the past year:

•	We launched our new website. On Grandparents Day, September 9, 2012, we launched our new website for active grandparents which includes helpful and important information for various aspects of our members’ lives: Grandkids, Family & Relationships, Food & Leisure, Health & Wellbeing and Money & Work. We are continually working to develop and update the website and improve our content and product offerings.

•	We signed two internationally renowned spokespersons. In the past year, we announced Larry King as our Spokesperson and Deepak Chopra as our Health and Wellbeing Guru. As grandparents, Larry and Deepak share our passion for strengthening family relationships and developing unique programs for the health and wellbeing of our members.

•	We rose to “Top 10 Most Shared Brands” on Facebook. One of the best surprises for the company in 2012 was Track Social’s listing Grandparents.com as the # 8 brand on the Top Ten List of Facebook Most Shared Brands. Beyond joining the top 10 most shared list, our Facebook ‘engagement ratio’ continues to be among the top of the Facebook charts.

•	We achieved significant membership growth. In 2012, we were one of the fastest growing websites on the Internet, growing to nearly 2 million registered members. In 2013, we plan to continue to grow our membership ranks and increase the activity of each member on our website.

•	We signed an insurance marketing agreement with Humana. In 2012, we signed a marketing agreement with Humana MarketPoint, Inc., to bring individual health, dental, vision, and Medicare insurance products to our members, which we plan to market in the fourth quarter of 2013. We plan to announce additional new partnerships with other carriers in auto, home, life and other insurance products in 2013.

•	We signed a strategic alliance agreement with a subsidiary of Starr International Company. We entered into a Strategic Alliance Agreement with Starr Indemnity and Liability Company (“Starr”), a wholly owned subsidiary of Starr International Company, to provide consulting services and develop strategic business initiatives in the insurance arena so that we have the ability to better compete with AARP and other destination sites that offer insurance policies to the 50+ age demographic. Starr will help secure additional insurance carriers and promote the sale of policies through Grandparents.com.

•	We continued to develop the Grand Card. In March 2013, we signed a definitive agreement with OPUS Health (part of the French global group, Cegedim, S.A.) for development of the Grand Card, a VISA debit card that will bring our members instant cash rebates on prescriptions at pharmacies and retail establishments nationwide. The Grand Card is going to be issued by affinity card partners, much like co-branded credit cards. We are currently in discussions with a number of Fortune 500 and other affinity card partners as prospective affinity card sponsors.

•	We launched the Grand Social App. We launched our Grand Social App in January 2013 in Beta. We are working on creating our own “Grand Social Network™” with a PhotoVideogram App, initially developed for the iPhone, and which will include some of the features found on Facebook, Instagram and Pinterest.

•	We entered into a content partnership with Amazon. We entered into an agreement with AMAZON to provide our content to Amazon’s new senior health store. This content partnership is intended to create awareness and generate traffic to our website and additional membership in Grandparents.com.

•	We joined the Priceline Partner Network. In January 2013, we joined the Priceline Partner Network as “Grandparents.com Travel.” We are now featuring a complete collection of global travel services, including booking 245,000 hotels worldwide, car rental reservations worldwide, airline ticketing, and money-saving hotel and airline vacation packages.

Financial Summary

Like most developing companies, we continue to face substantial financial challenges. Although our membership ranks have increased, our revenue significantly declined in 2012 compared to 2011. The significant decline is due in part to challenges facing the digital advertising industry in general, with oversaturation and pricing pressures for placement of advertising on the Internet. We continue to focus on creating more significant revenue opportunities in the insurance area, advertising and e-commerce. Although we have not been able to generate significant revenue from these endeavors to date, we expect our efforts will begin to come to fruition in the future. While we have made a strong effort to reduce our overhead, we have incurred additional expenses in connection with our obligations under our strategic alliance agreements. We continue to seek capital to fund ongoing operations. Since the beginning of the fourth quarter of 2012, we raised $950,000 under a secured bridge loan, $450,000 pursuant to promissory notes (of which $250,000 was repaid), and an additional $400,000 on an unsecured basis from members of our Board of Directors and an advisor to the Company. In April 2013, we raised $200,000 from the issuance of our common stock to two accredited investors. Going forward, we will need to raise significant capital in order to successfully implement our business plans.

Revenue for 2012 was $329,527, which reflected a decline of $148,606, or 31.1%, compared to revenue of $478,133 for 2011. Four customers represented approximately 59.0% of revenues earned during 2012 and approximately 54.0% of accounts receivable as of the end of 2012.

Total operating expenses for 2012 increased $7,764,453, or 238.0%, to $11,027,082 compared to $3,262,629 for 2011. The increase in operating expenses for 2012 was primarily attributable to expenses of $2,924,592 incurred in connection with the asset contribution transaction described below as well as increases in selling and marketing, salary, rent, equity-based compensation, consulting and other general and administrative expenses.

We incurred net losses of $10,875,185 in 2012. We used $4,782,332 and $337,771 in cash for operating and investing activities, respectively, during 2012, offset by $5,021,935 in cash provided by financing activities in 2012. We had a working capital deficit of $2,987,707 as of the end of 2012.

Without additional capital from existing or outside investors or further financing, our ability to continue to implement our business plan may be limited. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.

Corporate History

We were incorporated under the laws of Delaware in May 1996 as a provider of specialty reference laboratory services to the pharmaceutical, biotechnology, and diagnostics industries. On August 31, 2011 we sold all of our former business and operating assets to Emerald Star Holdings, LLC (“Emerald Star”) and, in connection with the closing, we changed our corporate name to NorWesTech, Inc.

From September 1, 2011 until February 23, 2012, we had no active operations and our assets primarily consisted of the net cash proceeds we received from the sale of our former business and certain dormant technology and intellectual property held by our subsidiaries. During this time, our primary focus was to seek an acceptable operating company with which to complete a business combination.

On February 23, 2012, we entered into an Asset Contribution Agreement (the “Contribution Agreement”) with Grandparents.com LLC, a Florida limited liability company, now known as GP.com Holding Company, LLC (“GP.com LLC”). Under the terms of the Contribution Agreement, GP.com LLC contributed substantially all of its assets to us in exchange for our assumption of certain liabilities of GP.com LLC and our issuance to GP.com LLC of one share of our Series A Convertible Preferred Stock and a warrant to purchase shares of our common stock (the “Transaction”). As a result of the Transaction, GP.com LLC became the holder of a majority of our voting securities. In addition, our former directors and officers resigned and the designees of GP.com LLC were appointed to fill the vacancies created by such resignations. Accordingly, the Transaction resulted in a change of control of the Company.

Immediately following the Transaction, GP MergeCo, Inc., our then wholly owned subsidiary, was merged with and into the Company and in connection with the merger we changed our name to Grandparents.com, Inc. We also moved our corporate offices to New York and changed our fiscal year end from June 30 to December 31.

Our Market

Grandparents are one of the largest demographic groups in the U.S. The number of grandparents has been increasing since 2000 at an annual growth rate of more than twice the annual growth rate for the total U.S. population. By 2010, it is estimated that there were approximately 65 million grandparents in the U.S. and studies show that by 2020 there will be 80 million grandparents in the U.S. with nearly one-in-three adults being a grandparent. Households ages 45+ represent approximately 60% of total U.S. household income. In 2010, U.S. households headed by consumers in the age 45+ and 55+ markets purchased over $3 trillion and $2 trillion of goods and services, respectively. We believe the data demonstrates that grandparents are powerful drivers of the U.S. economy.

Our Website

Our website now has nearly 2 million registered members with approximately 650,000 unique monthly visits according to Google Analytics. Since November 2012, traffic to our website and across all of our social media outlets has been trending upward.

Our website offers advice, recipes, travel tips and recommended activities for grandparents, boomers and seniors. Members have access to a range of features including groups, discussions, blogs, games, and photo sharing. Members also have access to discounts and other benefits offered through our website. We also distribute an electronic newsletter to our members and maintain a social network with dozens of groups and thousands of participants.

We launched our new website on Grandparents Day, September 9, 2012. Our new website focuses on the four actions we encourage members to take as they interact with our content: Learn, Discuss, Share, and Save.

•	Learn encompasses all of our editorial content, including feature articles, columns, recipes, activity ideas, health and financial advice. Content is “pushed,” or broadcast, beyond our website through Facebook, Twitter, and our syndication partners to attract more visitors to our website. Our current syndication partnerships include Amazon, AOL, Huffington Post, Tribune, Meredith, Manhattan Media, and Yahoo Shine. All such partnerships are content swap based.

•	Discuss includes our “Groups” community and user comments to articles posted on our website. In Groups, thousands of users discuss important issues such as family conflict, grandparent rights, health and shared interests such as religion, cooking, and special-needs grandchildren. We believe the redesigned website improves this functionality by allowing users to comment on articles using their Facebook accounts. Tying a user’s membership login to that member’s Facebook account will enable us to simultaneously distribute our content on that user’s Facebook page, which we believe will attract the attention of the user’s Facebook friends, and eventually drive more visitors to our website. Popular Facebook comments and most-active group discussions will be promoted throughout our website which we believe will drive more people into discussions and further encourage engagement within our user community.

•	Share allows users to share photos and other mementos. Built-in social-media integration will make it simple for users to extend their “Shares” to their outside networks.

•	Save incorporates Grand Deals and other initiatives, including discounts and cash rebates on products. We intend to expand the reach of our Grand Deals by syndicating membership through other websites.

Grand Deals

Our Grand Deals program offers discounts and other benefits to our members on a variety of consumer products and services including insurance, financial and other products and services provided by our marketing partners. Marketing partners are asked to provide deals on their products or services that are better than they otherwise provide on the Internet. We expect that Grand Deals will eventually provide discounts on a variety of insurance products (life, health, disability, property, casualty, auto, travel) and financial products (annuities, personal investments, mutual funds, mortgages, reverse mortgages, retirement plans), travel (safaris, bike tours, cruises, hotels, car rentals), entertainment, dining, and online shopping (jewelry, toys, apparel, gifts, etc.). In order to initially attract marketing partners, we deferred executing revenue sharing agreements with our marketing partners. This strategy enabled us to engage over 250 marketing partners with whom we maintain a direct relationship. We continuously have discussions with these marketing partners about potential new deals, ways in which they can become further engaged with our website, and co-marketing and other promotional opportunities.

We offer our marketing partners exposure for their deals and giveaways on our website, our electronic newsletter, on Facebook and through Twitter. We send our newsletter to our members multiple times a week. Additional website “real estate” is reserved for deals and giveaway promotions on our home page as well as on the site-wide right rail promotional space. To maintain a more regular flow of repeat traffic to Grand Deals, we promote products and services that members can purchase more often (books, gifts, jewelry, toys, apparel, vitamins, eyewear, flowers, and more). We also promote travel partners (hotels, cruise ships, car rentals), entertainment opportunities (theaters, circuses, and amusement parks) and education services (for both adults and children).

The Grand Deals business model is similar to that of AARP Services, Inc., a marketing arm of AARP®. According to AARP, AARP is the largest membership organization in the U.S. and its affiliates serve approximately 37 million members with discounts on insurance, financial, travel, health and other products and services. According to AARP, AARP Services, Inc. and its affiliates generated more than $10 billion dollars in 2011 in insurance premiums for its marketing partners and received over $700 million dollars in royalties from various sources. These figures represent in excess of $270 per member per year in gross revenues generated by AARP for its insurance marketing partners and approximately $19 per member in commercial royalties. Currently, AARP charges a fee of $16 for an annual membership, including a spouse or significant other. We currently do not charge annual fees and are not a social welfare advocate or lobbyist organization. We also do not take a position on political issues.

We seek to apply the AARP business model to our business by engaging marketing partners, particularly in the insurance and financial industries, in a strategic relationship in which our website will become a co-brand for marketing insurance and financial products. The lines we intend to market through our Grandparents Insurance Plans® division will include traditional insurance products with group discounts such as health, life, personal lines and specialty, and over time, we plan to develop and market family-oriented insurance products, with family discounts.

We believe, with the assistance of Starr, opportunity exists for us to develop relationships with insurance and financial service companies that do not do business with AARP and that are interested in increasing their market share in the age 50+ market by associating with us. We believe we can become a meaningful marketing force in the age 50+ markets by teaming with insurance companies and financial institutions who are not currently exclusive sponsors at AARP. We anticipate, in the same manner that AARP’s exclusive marketing partners work with AARP, that our sponsors will market their insurance products with us.

Insurance

We plan to offer and sell Medicare and other health insurance products offered by Humana through Grandparents Health Plans, LLC (“GHP”), which is 90% owned by us and operated as a joint venture with Denver Management Associates, Inc. We plan to offer and sell all other insurance products through Grandparents Insurance Plans LLC, which is our wholly owned subsidiary, or one or more of our other wholly owned subsidiaries.

Strategic Alliance Agreement with Starr

In January 2013, we entered into a strategic alliance agreement with Starr under which Starr agreed to provide certain services to the Company, including developing strategic business and investment relationships for the Company and providing business consulting services to the Company. In exchange for the services, the Company agreed to pay Starr a monthly fee of $80,000 during the term of the agreement, which commenced in March 2013, as well as commissions to be agreed upon by the Company and Starr for Starr’s arranging agreements with insurance companies. The initial term of the agreement extends until February 28, 2014 and will automatically renew for subsequent one-year periods each year thereafter unless either party terminates the agreement prior to the expiration of the then-current term.

In April 2013, we entered into an amendment to the strategic alliance agreement which provides for additional compensation payable to Starr in the form of a warrant to acquire up to 25% of the outstanding equity of the Company based on the number of shares of the Company’s common stock outstanding as of January 8, 2013. The amendment provides that the warrant will vest as follows: (i) one-fourth of the warrant will vest upon issuance, and (ii) the unvested portion of the warrant will vest in three equal annual installments commencing on March 1, 2014, provided, that the unvested portion of the warrant will immediately cease to vest upon the termination or expiration of the strategic alliance agreement. The warrant is in the process of being negotiated with Starr and, accordingly, has not been issued at this time. While the Company anticipates that the warrant, when issued, will reflect the terms discussed above, it is possible that such terms will be modified or that additional terms will be added to the warrant and that such modifications or additional terms may be material.

Marketing and Distribution Agreement with Humana

On July 30, 2012, GHP entered into a Marketing and Distribution Agreement with Humana MarketPoint, Inc. pursuant to which Humana granted to GHP the right to offer and sell certain Medicare supplement, major medical, short term medical, term life, dental and vision insurance products as well as financial protection products in any area in which Humana is authorized under applicable law to sell and GHP is licensed under applicable law and appointed by Humana to sell the products. GHP will receive certain commissions from Humana on sales of the products. In addition, Humana will pay GHP administrative fees and/or overrides as consideration for certain administrative services performed by GHP. The agreement also provides that Humana is responsible for all service requirements and administration regarding issued products, including, but not limited to, claims processing, policy issuance, policy changes, pricing, and sales made through Humana’s call center and websites. The agreement became effective on September 1, 2012 and has a term of three (3) years from that date. No commissions have been earned to date from Humana, however we expect that open-enrollment period commencing in October 2013 will be a significant opportunity to generate commissions.

Mobile Application

We launched a beta version of our new iPhone application. We believe that a mobile-based application will help us broaden user engagement and help increase our user base by making our content more accessible and useful. The iPhone application allows users to socially interact with other members by uploading photos and videos, commenting, following and sharing via the “mobile web.” In addition, mobile users are able to view website articles and other content in a mobile friendly format.

Grand Card ®

In late 2011, the “Grand Card” was conceptualized as a member rewards program that will provide cash rebate benefits on a debit card when cardholders purchase pharmaceutical products and consumer goods and services offered participating merchants. In March 2013, Grand Card, LLC, our wholly owned subsidiary, entered into an alliance agreement with Cegedim, Inc. (U.S. subsidiary of Cegedim, S.A.) regarding the formation of an alliance for the purpose of developing the “Grand Card.” Cegedim has developed proprietary processes and technologies which will be customized and adapted to the Grand Card for rebate programs.

Under the terms of the alliance agreement, Grand Card will act as primary marketer and lead contractor in concluding agreements and arrangements with participating sponsors and other customers and has primary responsibility for marketing and promotion of the programs, membership procurement and procurement of business partners and sponsors. Cegedim will act as the “back-end” provider and shall have primary responsibility for management of sponsor data and the related processing of rebate claims. Revenues derived from the alliance (after deduction for certain operating costs borne by the parties) shall be allocated 75% to Grand Card and 25% to Cegedim. The Agreement further provides that all costs for marketing and promoting will be borne by Grand Card and that all other costs and funding, subject to certain exceptions, shall be borne 75% by Grand Card and 25% by Cegedim. The terms of the Agreement also provide that Cegedim shall have an option to purchase a 25% ownership interest in Grand Card at any time within one year of the Effective Date, in which event each party will have equal voting rights over Grand Card and the business and operations of the Alliance will be conducted as an entity controlled 75% of by the Company and 25% by Cegedim.

Grand Corps

We have established the “Grand Corps” which has the purpose of promoting charitable, educational, philanthropic and other eleemosynary causes. We have also established the American Grandparents Association. This association will focus on issues facing “grand families” (those families in which grandparents raise their grandchildren) and grandparents that are estranged from their grandchildren. The association is intended to serve as a resource for grandparents to learn about their legal rights and to share their grandparenting challenges and experiences with other grandparents. We expect to dedicate a special section of our website to the association, which will complement and enhance existing content. All registered members of the website are automatically registered as members of Grand Corps and the American Grandparents Association.

Sources of Revenue

Historically, we have generated revenue through the sale of advertisements on our website. We intend to expand our revenue sources to include commissions, fees or royalties on offerings by our insurance, financial services and other marketing partners.

We expect insurance and financial products will be our primary revenue source in the future. However, we have not yet generated any revenue from this program. In 2011, in order to accelerate the buildup of marketing partners, we accepted pilot programs and waived revenue sharing arrangements. Through this pilot program, we attracted more than 300 marketing partners. As we build our membership base, we will seek to enter into revenue sharing arrangements with existing and new marketing partners. We expect that each revenue sharing arrangement will be negotiated based on the category of the product and service and the accompanying discount or benefits offered to our members.

As discussed above, we entered into a Strategic Alliance Agreement with Starr and GHP entered into a Marketing and Distribution Agreement with Humana. However, we have not received any revenue to date with respect to these agreements nor can there be any guarantee that we will be able to do so. Even if we are able to generate revenue, such revenue may be limited in the near term. Furthermore, there can be no guarantee that we will be able to enter into similar agreements or other revenue arrangements with other insurance, financial services or other marketing partners or that, if we are, the terms of such arrangements will be on terms advantageous to us. To the extent we are able to enter into such agreements, revenues, if any, from such arrangements may be limited in the near term.

In addition, we hope to develop to derive revenue from the Grand Card. However, the can be no guarantee that we will be able to further develop this concept or, that if we are able to do so, that we will be able to generate significant revenue from it.

Marketing

In order to pursue membership growth, and concomitantly the development of our revenue base from our marketing partners, we believe we must engage in a broad public relations and viral marketing campaign. We expect that celebrity endorsements will also be part of this program. In September 2012, we engaged Larry King as a spokesperson for the Company. In January 2013, we added Deepak Chopra as our Health and Wellbeing Guru. Growth of our membership base is also dependent on our ability to solicit significant marketing dollars from our marketing partners and to effectively allocate marketing efforts on television, print, Internet and other media. In addition, off site advertising and public relations is important to drive prospective members to our website.

In addition to our website, we plan to market insurance plans through the following channels, with the marketing budget allocations and placements to be agreed upon with each insurance partner’s marketing agency:

•	Television and radio
•	Internet - Age 50+ sites and various sites of particular interest to this segment
•	Insurance agencies and independent agents nationwide
•	Print - Newspapers, magazines
•	Direct Mail - Subscriber and acquired lists
•	Groups - Unions, corporations, associations, membership groups

For advertising sales, direct and outsourced sales teams focus on advertising agencies, large brand advertisers and performance advertisers that want to target the age 50+ market. We use our marketing solutions to launch and manage their advertising campaigns.

Content Syndication

We syndicate content from time to time to other major sites or portals that reach our demographic and we are working to expand this initiative. We believe this strategy broadens the reach of our website and establishes our website as the authority on “grandparenting.” Through syndication, we believe our website gains attention as a place for content on all things that relate to grandparents. We seek to convert first-time visitors to members of our website. Some of our content-exchange relationships have been with AOL/Huffington Post, Tribune newspapers, and Yahoo. We also recently added Amazon. Although we do not receive fees for our syndicated content, we believe that content syndication indirectly generates revenue by increasing traffic to our website and new members.

Marketing Partnerships

We intend to increase traffic to Grand Deals through affiliate marketing partnerships. These newly-created partnerships will be incentivized to promote our website on their own websites by a revenue share. We expect that partner sites generating sales through their own traffic-driving efforts will be entitled to receive a to-be-determined percentage of the revenues earned from such sales.

Social Media

Social media activity is a key component in driving visitors to our website and increasing our membership base.

Facebook. Facebook is used to attract visitors and new members. In addition, we use our Facebook page to cross-promote the products and services of our marketing partners in exchange for their help driving traffic to our website by their own means. According to Facebook’s engagement rate formula, we have one of the top engagement rates. The engagement rate formula seeks to measure how well fans interact with content, taking into account Likes, Comments and Shares compared to the total number of fans. We believe our engagement rate demonstrates that our fans are highly engaged with our content. Since we began marketing on Facebook, our engagement there has grown from approximately 4,400 active users before June 2011 to approximately 95,000 active “fans.” In addition, our total number of page views has grown from approximately 12,640 daily post views before June 2011 to approximately 190,000 daily post views, a 1500% increase.

Twitter. We primarily use our Twitter feed as a business-to-business platform, meaning that we “tweet” specifically to the brands we want to partner with for Grand Deals. We believe Twitter is more effective in getting the attention of a potential marketing partner than through traditional channels. We began actively using Twitter to source marketing partnerships in July 2011. Since that time, we have achieved a 511% increase in followers from 326 to approximately 6,379 followers. Twitter reports that each of our tweets garners an average of more than 8,000 impressions.

YouTube. Our website became an official YouTube partner in December 2011. Our YouTube channel had more than 2.9 million video views as of December 31, 2011 and approximately 5.5 million video views as of the date of this Report, a 193% increase. We utilize YouTube to conduct video contests from time to time, with each contest having a different theme. Contest participants can submit video clips and winners will receive various prizes from us or our promotional partners.

Pinterest. We created our first Pinterest board in January 2012. We have created 25 boards and gained approximately 2,735 followers. Similar to our YouTube contests, we utilize Pinterest to conduct themed contests in which our followers can submit pictures. Contest winners will receive various prizes from us or our promotional partners.

Intellectual Property

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology, in part, by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.

In addition to these contractual arrangements, we also rely on a combination of trade secret, copyright, trademark and trade dress to protect our intellectual property. We pursue the registration of our domain names, trademarks, and service marks in the U.S. Our registered trademarks in the U.S. include “Grandparents.com” and the “Grandparents.com Recommended,” Grand Card, and Grandparents Insurance plans. We also have a trademark on the “It’s great to be grand” design mark, as well as others.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the U.S. or other countries in which our products and solutions are or may in the future be distributed. Also, the efforts taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or its ability to compete. Also, protecting such intellectual property rights may be costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm operating results.

Companies in the Internet, social media technology and other industries may own large numbers of patents, copyrights, and trademarks and may frequently request license agreements, threaten litigation, or file suit against other companies based on allegations of infringement or other violations of intellectual property rights. There are no such claims against us and none are threatened as of the date hereof.

Competition

Our website faces significant competition in a variety of ways. Specifically, we compete for members, advertisers and marketing partners. The bases upon which we compete differ among these areas as discussed below.

•	Members. We have modeled our business after AARP Services, Inc., our principal competitor. AARP has approximately 37 million members and substantially greater financial and other resources than we have. There are other sites seeking to grow in the age 50+ markets, including the 60 Plus Association, American Seniors Association, and The Association of Mature American Citizens. Other companies such as Facebook, Google, Microsoft and Twitter could develop competing offerings. These companies also could partner with third parties to offer products and services that could compete with the products and services we offer. We intend to compete primarily on the basis of the value and relevance of the products for our members, ease of use and availability of our website.

•	Advertising. With respect to advertising, we compete with online and offline outlets that generate revenue from advertisers and marketers. In this area, we compete to attract and retain advertisers by giving them access to the most relevant and targeted audiences for their products or services.

•	Marketing Partners. We compete not only for members, but also for marketing partners. Some of our competitors could enter into exclusive arrangements with potential marketing partners, which would deny us access to their products. Our competitors may devote greater resources to marketing and promotional campaigns and devote substantially more resources to their website and offerings than us. Moreover, our competitors may be able to offer better terms to potential marketing partners than we may be able.

Other companies could develop more compelling offerings that compete with our website and adversely impact our ability to obtain and retain our members. Additionally, companies that currently focus primarily on social networking could expand into our space or users of social networks could choose to use, or increase the use of, those networks.

We believe that we have competitive strengths that position us favorably in our markets, particularly our URL, grandparents.com. However, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on the age 50+ market and could directly compete with us.

In addition, the insurance intermediary business is highly competitive and numerous firms actively compete for customers and insurance partners. Some of our competitors are independently owned and others are owned or operated by major retail insurance agency companies. Some of our competitors offer insurance programs specifically for our target market and provide significant competition.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. In the U.S. and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could harm our business. In addition, rising concern about the use of social networking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities may in the future produce legislation or other governmental action that could require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our service.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal, state and foreign laws regarding privacy and protection of member data. We post our privacy policy and user agreement on our website which describe practices concerning the use, transmission and disclosure of member data. Any failure by us to comply with our posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the Internet is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our members’ privacy and data could result in a loss of member confidence in our services and ultimately in a loss of members, which could adversely affect our business.

Certain of our employees involved with our insurance business must be licensed to act as agents, brokers, intermediaries or third-party administrators by state regulatory authorities in the states in which we operate. Regulations and licensing laws vary from jurisdiction to jurisdiction and are often complex. The applicable licensing laws and regulations in all jurisdictions are subject to amendment or reinterpretation by regulatory authorities, and such authorities are vested in most cases with relatively broad discretion as to the granting, revocation, suspension and renewal of licenses and approvals. Our insurance operations depend on the validity of, and the continued good standing under, the licenses and approvals under which it operates. The possibility exists that we and/or our employees could be excluded or temporarily suspended from carrying on some or all of our activities in, or could otherwise be subjected to penalties by, a particular state.

Our insurance business is also subject to state laws and regulations pertaining to the charging of fees by insurance agents and brokers and the rebating of premiums and/or commissions. The charging of fees and/or rebating may be prohibited in some states or permitted in others with or without certain limitations. Where permitted, the charging of fees may require that certain disclosures be given to customers and/or that customers agree to the fees in writing. Subject to specific state statute, regulations regarding rebating extend to transactions that involve an agent or agency giving anything of value to a customer to induce the purchase of a policy.

Employees

We believe we have assembled a talented group of employees and we strive to hire well-qualified employees to help address the challenges that we face. As of the date of this Report, we have a staff of 15 people, including 5 executive officers, 7 employees and 3 interns. From time to time, we may also engage consultants and advisors as we deem appropriate. We intend to increase staffing in our internal audit and financial reporting functions to comply with our increased public company reporting obligations, management functions and in other areas commensurate with the success of our marketing programs and marketing partnerships. Other than Ms. Breslau, none of our executive officers are currently subject to an employment agreement.

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

We have a limited operating history upon which any investor may evaluate our current business and future prospects. Any potential investor must consider the risks and difficulties frequently encountered by early-stage companies. Historically, there has been a high failure rate among early-stage companies. Our future performance will depend upon a number of factors, including our ability to:

•	generate revenues and implement our business plan and growth strategy;
•	pursue new members of our website and maintain relationships with current members;
•	attract and retain marketing and commercial sponsors;
•	aggressively counter and respond to actions by our competitors;
•	maintain adequate control of our expenses;
•	attract, retain and motivate qualified personnel;
•	react to member preferences and demands;
•	maintain regulatory compliance; and
•	generate sufficient working capital through our operations or through issuance of additional debt or equity financing, and to continue as a going concern.

We cannot assure investors that we will successfully address any of these factors, and our failure to do so could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We will need to attract and retain members in order to be successful.

We must attract and retain members in order to increase revenue and achieve profitability. Membership campaigns will require significant funding. We expect revenue to be generated primarily from the purchase of products and services we offer and advertisements on our website. If we are unable to attract and retain members, we may not be able to attract marketing and commercial sponsors or advertisers. Accordingly, our ability to generate revenue and our operating results will be adversely affected.

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

Our indebtedness and near term obligations could materially adversely affect our financial health.

We currently have $950,000 in principal amount outstanding under our 12% secured convertible notes due on June 1, 2013 (or the closing of an equity financing for gross proceeds of $7,000,000, whichever occurs first), $200,000 in principal amount outstanding under an unsecured promissory note due on July 1, 2013, and $400,000 outstanding under unsecured promissory notes due on March 14, 2014. In connection with the Transaction, we also assumed $466,000 of indebtedness from GP.com LLC. Our level of indebtedness has, or could have, important consequences to our business, because:

•	a substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;
•	it may impair our ability to obtain additional financing in the future;
•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and
•	we may be substantially more leveraged than some of our competitors, which may place us at a relative competitive disadvantage and make us more vulnerable to downturns in our business, our industry or the economy in general.

In addition, the terms of our 12% secured convertible notes restrict, and the terms of any future indebtedness, including any future credit facility, may restrict our ability to incur additional indebtedness and grant liens. Thus, we may not be able to obtain sufficient capital to grow our business or implement our business strategy.

If we do not make required payments with respect to our indebtedness or if we breach other terms of the notes or related agreements, the debt holders could elect to declare all amounts outstanding, together with accrued and unpaid interest, to be immediately due and payable. If the debt holders were to require immediate payment, we might not have sufficient assets to satisfy our obligations under our indebtedness. In such event, we could be forced to seek protection under bankruptcy laws, which could have a material adverse effect on our business. Accordingly, a default could have a significant adverse effect on the market value and marketability of our common stock.

Furthermore, the 12% secured convertible notes are secured by a first priority security interest in our assets. If we are unable to repay the amount due under such notes or if we breach the terms of those notes or related agreements, the holders of such notes will have a first claim on our assets pledged under the 12% secured convertible notes. If the noteholders should attempt to foreclose on the collateral, it is unlikely that there would be any assets remaining after repayment in full of such secured indebtedness. Any default under the 12% secured convertible notes and resulting foreclosure would have a material adverse effect on our financial condition and our ability to continue our

We will need additional debt or equity financing in the future.

We will need to obtain additional financing to operate and implement our business plan and growth strategy. Additional financing may not be available to us or, if available, such financing may not be on terms acceptable to us. If we obtain additional financing through the issuance of equity or debt securities, it may be significantly dilutive to our stockholders and such additional equity or debt securities may have rights, preferences or privileges senior to those of our existing securities. In addition, our ability to issue equity or debt securities or to service any debt may also be limited by our inability to generate consistent cash flow. If additional financing is not available on acceptable terms, we may not be able to fund our on-going operations or any future expansion of our business, develop or enhance our products or services, or respond effectively to competitive pressures. The inability to raise additional capital in the future may force us to curtail future business opportunities or cease operations entirely.

We may continue to incur substantial losses and negative operating cash flows and may not achieve or maintain positive cash flow or profitability in the future.

We have incurred significant losses and negative operating cash flow from inception and may continue to incur significant losses and negative operating cash flow into the future. For 2012, we had a net loss of approximately $10.9 million and used approximately $4.9 million in cash for operating activities. As of December 31, 2012, we had a working capital deficit of approximately $3.0 million. In order to reach our business growth objectives, we expect to incur significant expenses for sales, marketing, website development and other operating and capital costs. As a result, we will need to generate and grow our revenues significantly to achieve positive cash flow and profitability. We may not be successful in generating and increasing our revenues, and we may never achieve or maintain positive cash flow or profitability. The uncertainties regarding the commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern.

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

We have not generated meaningful revenues to date and we cannot assure you that we will be able to significantly increase our revenues. Revenue for 2012 was $329,527, which reflected a decline of $148,606, or 31.1%, compared to revenue of $478,133 for 2011. To date, we have generated revenue solely from advertisements on our website. Although we intend to generate revenue from other sources, including from our insurance operations and through the Grand Card, we have not generated any revenue from such sources and there can be no guarantee that we will be able to do so. Our ability to increase our revenue depends on a variety of factors, including general market conditions, overall online usage, our ability to increase our unique visitors and page view inventory, our ability to attract members, our ability to enter into revenue sharing agreements with our marketing partners, the successful implementation of the Grand Card, our ability to market insurance products, our ability to attract advertisers to advertise on our website and our ability to win our share of advertisers’ total advertising budgets from other websites. While we expect to increase our revenue, there can be no assurance that such increase will occur. If our revenue does not increase or decreases, or does not keep pace with our operating expense, our business, results of operations and financial condition could be materially adversely affected.

Volatility or declines in premiums or other adverse trends in the insurance industry may adversely affect our results of operations.

We expect to derive revenue from royalties, commissions and fees for Medicare and other health insurance referrals and agency and brokerage services. Commission and fees are based, in part, on a percentage of insurance premiums paid by customers for insurance products. Accordingly, such commissions are dependent on insurance premium rates charged by insurance companies. We will have no control over the insurance premium rates charged by insurance companies. Rather, insurance companies will determine premium rates, which are subject to market fluctuations. Insurance premiums are cyclical in nature and may vary widely based on market conditions. Because of these market cycles for insurance product pricing, which we cannot predict or control, our brokerage revenues and profitability can be volatile or remain depressed for significant periods of time.

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

We believe that our continued success will depend to a significant extent upon the efforts and abilities of our senior management team, particularly: Steven E. Leber, Joseph Bernstein, Jeffrey Mahl and Ellen Breslau. We entered into one-year employment agreements with Messrs. Leber, Bernstein, Mahl and Schwartz, which expired on February 22, 2013, and a five-year employment agreement with Ms. Breslau which expires on April 3, 2017. Although the employment agreements with Messrs. Leber, Bernstein, Mahl and Schwartz have expired, they continue to provide services to the Company on an at-will basis. We cannot guarantee that any of them will continue to provide services to us for any particular length of time. If we lose the services of one or more of these key executives, our business could be significantly harmed. We do not currently carry key-man life insurance.

We may not be able to recruit, train and retain sufficient qualified personnel to succeed.

Our future success depends upon our ability to hire and retain qualified personnel with experience in the sales, financial and social networking industries. As of the date of this Report, we have 15 employees, including 5 executives, 7 employees and 3 interns. From time to time, we may also engage consultants and advisors as we deem appropriate. We cannot provide assurance that we will be able to attract, train or retain enough qualified personnel to satisfy demand or any expansion of our business and operations. Because of our limited resources, we may experience difficulty in hiring and retaining personnel with the necessary qualifications. The failure to attract and retain the necessary qualified personnel will have a material and adverse effect on our business, operations and financial condition.

Our management has limited experience managing a public company and our current resources may not be sufficient to fulfill our public company obligations.

As a public company, we are subject to various requirements of the Securities and Exchange Commission, including record-keeping, financial reporting, and corporate governance rules. Our management team has limited experience in managing a public company and, historically, has not had the resources typically found in a public company. Our internal infrastructure may not be adequate to support our reporting and other compliance obligations and we may be unable to hire, train or retain necessary staff and may be reliant on hiring outside consultants or professionals to overcome our lack of experience or trained and experienced employees. Our business could be adversely affected if our internal infrastructure is inadequate, we are unable to engage outside consultants, or are otherwise unable to fulfill our public company obligations.

We may not be able to manage our growth effectively.

Growth, if it occurs, will likely place a significant strain on our managerial, operational and financial resources. To manage our growth, we must implement and improve our operational and financial systems and expand, train and manage our employee base. There can be no assurance that our systems, procedures or controls will be adequate to support operations or that management will be able to achieve the expansion necessary to fully implement our business plan and the failure to do so would have a material adverse effect on our business, operations and financial condition. In addition, our management team has limited experience in the social networking or insurance industries.

We may not be able to protect the security and privacy of our members’s data, which could expose us to liability.

We collect and maintain private and confidential data. This private and confidential data consists primarily of the personal and financial information of our members. We will incur significant costs to protect against the threat of security breaches or to alleviate problems caused by any breaches that occur. We have implemented security systems and protocols that we feel are appropriate and sufficient to protect the privacy and confidential information of our members and we intend to continue such protocols; however, there can be no assurance that our security systems or protocols will be sufficient to protect such private and confidential data or that our privacy policies will be deemed sufficient by our members or that it satisfies applicable federal or state laws or regulations governing privacy, which may be in effect from time to time. The failure to adequately protect member data or to comply with any federal or state laws or regulations relating to the use of this data could expose us to costly litigation or administrative action.

System failure or interruption experienced by our data center, Internet service providers, online service providers or website operators may result in reduced traffic, reduced revenue and harm to our reputation.

We depend on third-party data center and service providers to provide and maintain efficient and uninterrupted operation of our website. Since we depend on third-party providers for our data center and servers, any dispute with such third-party providers could materially hinder our operations and switching third-party providers of such services may be a cumbersome process that negatively impacts the operation of our website. Our operations depend in part on the protection of our data systems and those of third-party providers against damage from human error, natural disasters, fire, power loss, water damage, telecommunications failure, computer viruses, terrorist acts, vandalism, sabotage, and other adverse events. Although we utilize the services of third-party providers with both physical and procedural security systems and have put in place certain other disaster recovery measures, including offsite storage of backup data, there is no guarantee that our Internet access and other data operations will be uninterrupted, error-free or secure. Any sustained or repeated system failure, including network, software or hardware failure, that causes an interruption in the availability of our website or a decrease in responsiveness of our website could result in reduced traffic, reduced revenue and harm to our reputation, brand and relations with our members, advertisers and marketing partners. An increase in the volume of users of our website could strain the capacity of the software and hardware we have deployed, including server and network capacity, which could lead to slower response time or system failures, and adversely affect the market acceptance of our website. In addition, our members will depend on Internet service providers, online service providers and other website operators for access to our website. These providers and operators could experience outages, delays and other difficulties due to system failures unrelated to our systems.

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

Our market is new and still emerging.

The market for social media and websites as well as product and service marketing websites is new and evolving. We believe that there is a need for intensive marketing and sales efforts to inform prospective members about the uses and benefits of the products and services we offer and to develop the overall market. Accordingly, there can be no assurance that these efforts will be successful and that a viable market for our website or the products and services we offer will emerge or be sustainable.

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

We are modeling our business after AARP Services, Inc., which we consider our primary competitor. In 2010, AARP was ranked first by Examiner.com among non-government websites serving the age 50+ demographic markets. We were ranked second. According to AARP, it is the largest membership organization in the U.S. and its affiliates serve approximately 37 million members. AARP has significantly greater financial, technical and human resources than us and has an established market for its services and products. These and other factors allow AARP to engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies, attract additional partners or enter into arrangements with partners on terms more favorable than us, which may allow them to retain and build an even larger membership base or generate revenue from their members and partners more effectively than we do. Other competitors may enjoy similar advantages and benefits.

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

We are subject to U.S. and foreign government regulations on Internet services, which could subject us to claims and remedies including monetary liabilities and limitations on our business practices.

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

Our insurance business competes in a highly regulated industry, which may result in substantial expenses or restrictions on its operations.

Our insurance business is subject to comprehensive regulation and supervision by government agencies in the jurisdictions in which it operates. The primary purpose of such regulation and supervision is to provide safeguards for policyholders rather than to protect the interests of our stockholders. The laws of the various state jurisdictions establish supervisory agencies with broad administrative powers with respect to, among other things, licensing of entities to transact business, licensing of agents, regulating premium rates, and regulating unfair trade and claims practices. Further, state insurance regulators and the National Association of Insurance Commissioners continually re-examine existing laws and regulations, and such re-examination may result in the enactment of insurance-related laws and regulations, or the issuance of interpretations thereof, that adversely affect our insurance business. There can be no assurance that more restrictive laws, rules or regulations will not be adopted in the future that could make compliance more difficult or expensive.

Regulations and licensing laws vary from jurisdiction to jurisdiction and are often complex. The applicable licensing laws and regulations in all jurisdictions are subject to amendment or reinterpretation by regulatory authorities, and such authorities are vested in most cases with relatively broad discretion as to the granting, revocation, suspension and renewal of licenses and approvals. Our insurance operations depend on the validity of, and the continued good standing under, the licenses and approvals under which it operates. The possibility exists that we and/or our employees could be excluded or temporarily suspended from carrying on some or all of our insurance activities in, or could otherwise be subjected to penalties by, a particular jurisdiction, which may adversely affect our ability to generate revenue.

Fluctuations in our financial results may occur as the result of various factors beyond our control.

Management expects that financial results will vary significantly from period to period due to a number of factors. Our financial position may impair our ability to develop our business model. Our ability to attract the funding necessary to launch our redesigned website, purchase equipment and hardware, hire personnel, develop cost-efficient operations and market and sell our products and services are critical to our future success. Our ability to accomplish these objectives is likely to be significantly impaired if the financial markets continue to be in turmoil, or if prospective lenders, investors or partners become uncomfortable with our prospects for survival given a weak financial condition, volatile markets or adverse events in business operations. Our limited ability to generate cash through our operations may be insufficient to fully fund our growth. The costs for business and product development may significantly impact our overall financial strength. These factors can negatively impact our ability to finance the performance of our business operations and to attract additional funding.

The requirements of being a public company require us to incur substantial costs, which may adversely affect our operating results and divert management’s attention.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently adopted by the SEC implementing Sarbanes-Oxley have required changes in corporate governance practices of public companies. The Company intends to revise its existing policies and adopt new policies regarding internal controls and disclosure controls and procedures. The Company’s current management team does not have substantial public company experience, and compliance with applicable securities rules and regulations may divert management’s attention from other business concerns, which could harm our business and operating results.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Management identified a material weakness in our financial reporting, and failure to remediate it or any future ineffectiveness of internal controls could have a material adverse effect on the Company’s business and the price of its common stock.

Management continues to review our internal control systems, processes and procedures for compliance with the requirements of a smaller reporting company under Section 404 of the Sarbanes-Oxley Act. Such a review resulted in identification of material weaknesses in our internal controls and a conclusion that our disclosure controls and procedures and internal control over financial reporting were ineffective as of the end of the period covered by this Report. While we are taking steps to remediate the weaknesses, there is no guarantee that we will not be able to remedy the weaknesses in a timely manner or identify additional material weaknesses in our internal controls in the future. The Company and its current management team continue the process of documenting internal control procedures with respect to its new business, including establishing formal policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within its organization.

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

Our predecessor, GP.com LLC, may have had unknown liabilities that now may be deemed to be liabilities of the Company.

There may have been liabilities of GP.com LLC that were unknown at the time of the asset contribution transaction in February 2012. As a result of that transaction, any such unknown liabilities may be deemed to be liabilities of the Company. In the event any such liability becomes known, it may lead to claims against us including, but not limited to, lawsuits, administrative proceedings, and other claims. Any such liabilities may subject us to increased expenses for attorneys’ fees, fines and litigation and expenses associated with any subsequent settlements or judgments. There can be no assurance that such unknown liabilities do not exist. To the extent that such liabilities become known, any such liability-related expenses may materially and adversely affect our profitability, operating results and financial condition.

Our former investment banking advisor, John Thomas Financial, Inc., and certain of its principals are the subject of published news articles concerning governmental investigations into their business practices.

In February 2013, several articles were published by the New York Post and several online sources alleging that John Thomas Financial, Inc. (“JTF”) and its principal, Thomas Belesis, are being investigated by the SEC, Financial Industry Regulatory Authority, Inc. (FINRA) and the Federal Bureau of Investigations (FBI). We are not aware of the specific details of any complaints against JTF. However, to the extent that we are requested or required to participate in any such investigations, we may be required to dedicate substantial financial resources and attention to such matters. As of the date of this Report, we have not been contacted by any such regulators or agencies regarding the foregoing.

Risks Related to Investing in our Securities

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

We do not anticipate paying dividends on our capital stock.

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

We may issue a substantial number of shares of common stock upon exercise of outstanding warrants and options.

As of December 31, 2012, we had outstanding warrants and options to purchase 15,383,648 shares of common stock. The holders of warrants and options will likely exercise such securities at a time when the market price of our common stock exceeds the exercise price. Therefore, exercises of warrants and options will result in a decrease in the net tangible book value per share of our common stock and such decrease could be material.

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

Holders of our common stock are subject to restrictions on the use of Rule 144 by former shell companies.

The SEC prohibits the use of Rule 144 under the Securities Act for the resale of securities issued by shell companies (other than business transaction related shell companies) or issuers that have been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met: the issuer of the securities that was formerly a shell company has ceased to be a shell company; the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company. As such, due to the fact that we had been a shell company prior to the Transaction, holders of “restricted securities” within the meaning of Rule 144, when reselling their shares pursuant to Rule 144, shall be subject to the conditions set forth herein.

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

Item 1B.	Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.	Properties.

We lease approximately 5,000 square feet in our headquarters located at 589 Eighth Avenue, 6th Floor, New York, New York. The lease expires in September 2015. Our current monthly rent payment under the lease is approximately $14,000 per month. Steven E. Leber and Joseph Bernstein have personally guaranteed the performance of the lease by us. We believe that our properties are generally suitable to meet our needs for the foreseeable future. However, we will continue to seek additional space as needed to satisfy our growth.

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 4.	Mine Safety Disclosures.

Not applicable to smaller reporting companies.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted for trading on the OTC Bulletin Board and the OTCQB tier of OTC Markets under the symbol “GPCM.” Our common stock was previously quoted under the symbol “NWTH” during the period from September 15, 2011 to May 8, 2012 and under the symbol “PBMC” in 2011 prior to such period.

Prior to the Transaction, our fiscal year end was June 30. In connection with the Transaction, we changed our fiscal year end to December 31. Accordingly, the following table shows the range of reported high and low sales prices for our common stock as reported by the OTC Bulletin Board for each quarter of 2012 and 2011 based on our new fiscal year. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	Low	High
Fiscal 2012:
Fourth quarter ended December 31, 2012	$0.24	$0.51
Third quarter ended September 30, 2012	0.28	0.45
Second quarter, ended June 30, 2012	0.19	0.50
First quarter, ended March 31, 2012	0.22	0.73

Fiscal 2011:
Fourth quarter ended December 31, 2011	$0.19	$0.28
Third quarter ended September 30, 2011	0.11	0.30
Second quarter, ended June 30, 2011	0.18	0.33
First quarter, ended March 31, 2011	0.18	0.34

Holders of Common Stock

As of April 11, 2013, there were 87,055,814 shares of common stock issued and outstanding, held by approximately 162 holders of record.

Dividends

We have never declared or paid any cash dividends with respect to our common stock and do not plan to do so in the foreseeable future. Any future determination with regard to the payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition, applicable dividend restrictions and capital requirements and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information as of December 31, 2012 regarding our common stock that may be issued upon the exercise of options, warrants and other rights under our equity compensation plans.

	(a)	(b)	(c)
Plan Category	No. of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	No. of Shares Available for Future Issuance, excluding securities reflected in Column (a)
Equity Compensation Plans Approved by Security Holders (1)	300,000	$0.30	-

Equity Compensation Plans Approved by Security Holders (2)	7,205,000	0.56	3,112,691

Equity Compensation Plans Not Approved by Security Holders	-	-	-

TOTAL	7,505,000	$0.55	3,112,691

(1)	Consists solely of our 2005 Stock Incentive Plan, which was terminated upon closing of the Transaction. Upon closing of the Transaction, all outstanding options under the 2005 Plan became vested and fully exercisable and will continue in accordance with their terms after the Transaction.
(2)	Consists solely of our 2012 Stock Incentive Plan.

Item 6.	Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying audited consolidated financial statements for the years ended December 31, 2012 and 2011 and related notes thereto included in this Report. The following discussion and analysis should also be read in conjunction with the disclosure under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained in this Report.

Our website, www.grandparents.com, is a family-oriented social media website with a core mission of enhancing relationships between the generations and enriching the lives of grandparents by providing tools to foster connections among grandparents, parents, and grandchildren. We primarily target the approximately 70 million grandparents in the U.S., but we also target the approximately 50 million “boomers” and seniors that are not grandparents. We believe that our website is one of the leading online communities for our market and that our website is the premier social media platform targeting active, involved grandparents. As of the date of this Report, our website now has nearly 2 million registered members.

As more fully described in this Report, in the past year we accomplished several milestones. On Grandparents Day, September 9, 2012, we launched our newly designed website. Our membership increased from approximately 350,000 members to nearly 2 million registered members. We also experienced significant achievements in our social media endeavors, particularly on Facebook where we have been recognized as one of the Top 10 Most Shared Brands. We are excited about the engagements of Larry King and Deepak Chopra as spokespersons for the Company. We began to develop our insurance business by entering into agreements with Humana and a subsidiary of Starr International Company, Inc. We believe these relationships will help us grow our insurance business. We also began development of the “Grand Card” program. While accomplishing all of the foregoing, we have continued to add new and exciting features to our website, including a travel section in partnership with Priceline. We also entered into a content agreement with Amazon.com under which we will be providing content for Amazon’s upcoming Senior Health Store. We have started initial discussions with a major financial services company to offer annuity, mutual fund, retirement planning and other financial products and services through to our members.

Like most developing companies, we continue to face substantial financial challenges. Although our membership ranks have increased, our revenue significantly declined in 2012 compared to 2011. The significant decline is due in part to challenges facing the digital advertising industry in general, with oversaturation and pricing pressures for placement of advertising on the Internet. We continue to focus on creating more significant revenue opportunities in the insurance area, advertising and e-commerce. Although we have not been able to generate significant revenue from these endeavors to date, we expect our efforts will begin to come to fruition in the future. While we have made a strong effort to reduce our overhead, we have incurred additional expenses in connection with our obligations under our strategic alliance agreements. We continue to seek capital to fund ongoing operations. Since the beginning of the fourth quarter of 2012, we raised $950,000 under a secured bridge loan, $450,000 pursuant to promissory notes (of which $250,000 was repaid), and an additional $400,000 on an unsecured basis from members of our Board of Directors and an advisor to the Company. In April 2013, we raised $200,000 from the issuance of our common stock to two accredited investors. Going forward, we will need to raise significant capital in order to successfully implement our business plans.

Summary of Financial Results

Revenue for 2012 was $329,527, which reflected a decline of $148,606, or 31.1%, compared to revenue of $478,133 for 2011. Four customers represented approximately 59.0% of revenues earned during 2012 approximately 54.0% of accounts receivable as of the end of 2012.

Total operating expenses for 2012 increased $7,764,453, or 238.0%, to $11,027,082 compared to $3,262,629 for 2011. The increase in operating expenses for 2012 was primarily attributable to expenses of $2,924,592 incurred in connection with the asset contribution transaction described below as well as increases in selling and marketing, salary, rent, equity-based compensation, consulting and other general and administrative expenses.

We incurred net losses of $10,875,185 in 2012. We used $4,782,332 and $337,771 in cash for operating and investing activities, respectively, during 2012, offset by $5,021,935 in cash provided by financing activities in 2012. We had a working capital deficit of $2,987,707 as of the end of 2012.

Without additional capital from existing or outside investors or further financing, our ability to continue to implement our business plan may be limited. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.

Asset Contribution Transaction

On February 23, 2012, we entered into the Contribution Agreement with GP.com LLC pursuant to which GP.com LLC contributed substantially all of its assets to us in exchange for our assumption of certain liabilities of GP.com LLC and our issuance to GP.com LLC of one share of our Series A Convertible Preferred Stock and a warrant to purchase shares of our common stock.

February Private Placement

On February 23, 2012 and simultaneously with the closing of the Transaction, we entered into a Securities Purchase Agreement with certain accredited investors for the issuance and sale in a private placement (the “February Private Placement”) of 3,000,000 shares of the Company’s Series B Convertible Preferred Stock for aggregate gross proceeds to the Company of $3,000,000. On May 9, 2012, we amended our Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of our capital stock to 155,000,000, consisting of 150,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. Upon filing the amendment, the one share of the Company’s Series A Convertible Preferred Stock issued to GP.com LLC pursuant to the Transaction automatically converted into 55,887,491 shares of common stock and the 3,000,000 shares of the Company’s Series B Convertible Preferred Stock issued to the purchasers in the February Private Placement automatically converted into 12,897,172 shares of common stock.

Recent Capital Raising Activities

In November 2012, we borrowed $250,000 and $200,000 from two individuals on an unsecured basis. Each of the lenders entered into a promissory note (each, a “November Note” and collectively, the “November Notes”) with the Company evidencing the loans. The November Notes were personally guaranteed by the Company’s Co-Chief Executive Officers, Steve Leber and Joseph Bernstein, and the Company has executed an indemnification in their favor should they have to pay the lenders under their guarantees. The $250,000 November Note was paid in full in December 2012. The $200,000 November Note has been amended and restated and now matures on July 1, 2013.

In December 2012 and January 2013, we issued an aggregate of $950,000 of our 12% secured convertible promissory notes (the “Existing Bridge Notes”) and warrants to purchase an aggregate of 950,000 shares of our common stock (the “Existing Bridge Warrants”) in a private offering. The Existing Bridge Notes accrue interest at the rate of 12% per annum and, unless previously prepaid or converted, principal and interest under the New Bridge Notes is payable on the earlier of (i) June 1, 2013, or (ii) the closing of an equity financing by the Company for gross cash proceeds to the Company of not less than $7,000,000. At the closing of an equity financing for $7,000,000, each holder of an Existing Bridge Note shall have the option of being repaid the principal and all accrued interest on such holder’s Existing Bridge Note, or converting such holder’s Existing Bridge Note (principal and interest) into the securities being offered in connection with such financing, provided that such holder shall be entitled to convert such holder’s Existing Bridge Note based on a conversion price equal to a 25% discount to the offering price of the securities in the financing. If a holder of an Existing Bridge Note elects to convert in connection with a qualified financing, such holder will have the same registration rights as investors in such financing. The Existing Bridge Notes are secured by a first priority security interest in all assets of the Company and are jointly and severally guaranteed by Steven Leber, Joseph Bernstein and Dr. Robert Cohen (the “Existing Bridge Notes Guaranty”). The Company executed an indemnification in favor or Messrs. Leber, Bernstein and Dr. Cohen indemnifying them against losses incurred in connection with the Existing Bridge Notes Guaranty (the “Guaranty Indemnification Agreement”). Each Existing Bridge Warrant is exercisable for a period of five years from the date of issuance at an exercise price of $0.50 per shares. However, the number of shares for which an Existing Bridge Warrant is exercisable will be automatically reduced by 50% if such investor’s Existing Bridge Note is repaid in full or if such investor does not convert such investor’s Existing Bridge Note in connection with a Qualified Financing. The Company terminated this offering in February 2013.

In February 2013, we entered into a promissory note (each, a “February Note” and collectively, the “February Notes”) with each of Steven Leber, the Company’s Chairman and Co-Chief Executive Officer, Joseph Bernstein, the Company’s Co-Chief Executive Officer, Chief Financial Officer and Treasurer, Dr. Robert Cohen, a member of the Company’s Board of Directors, and Mel Harris, a current security holder and advisor to the Company evidencing loans made by each lender to the Company to fund operations. Each February Note was issued in the original principal amount of $100,000. Accordingly, the Company received an aggregate of $400,000 from the lenders upon issuance of the February Notes. The February Notes are unsecured, accrue interest at a rate of 10% per annum and mature on the earlier of March 1, 2014 or the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $10,000,000. In connection with the issuance of the February Notes, the Company issued to each lender a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The February Notes will convert into securities issued in the Company’s Current Offering, as described below, at a conversion price equal to the price per such securities paid by the other investors in the Current Offering. The Company may not prepay the February Notes without the holder’s consent.

In April 2013, the Company sold 800,000 shares of common stockat a price per share of $0.25 in two private transactions with an accredited investor for an aggregate purchase price of $200,000. In connection with such sale, the Company issued to such investors five-year warrants to purchase an aggregate of 200,000 shares of common stock at an exercise price of $0.25 per share.

The Company is in the process of commencing a private offering (the “Current Offering”) of up to $7.5 million of units, each consisting of a 12% convertible promissory note in the principal amount of $50,000 (collectively, the “New Bridge Notes”) and a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.50 per share (collectively, the “New Bridge Warrants”). The New Bridge Notes will accrue interest at the rate of 12% per annum and, unless previously prepaid or converted, principal and interest under the New Bridge Notes is payable on the earlier of (i) June 1, 2014 or (ii) the closing of an equity financing by the Company for gross cash proceeds to the Company of not less than $10,000,000. At the closing of an equity financing for $10,000,000, each holder of a New Bridge Note shall have the option of being repaid the principal and all accrued interest on such holder’s New Bridge Note, or converting such holder’s New Bridge Note (principal and interest) into the securities being offered in connection with such financing, provided that such holder shall be entitled to convert such holder’s New Bridge Note based on a conversion price equal to a 25% discount to the offering price of the securities in the financing. If a holder of a New Bridge Note elects to convert in connection with a qualified financing, such holder will have the same registration rights as investors in such financing. Proceeds from this offering are expected to be used, in part, to repay the Existing Bridge Notes to the extent the same are not previously repaid or converted. Upon repayment or conversion of the Existing Bridge Notes, the New Bridge Notes will become secured by a first priority security interest in all assets of the Company. The Company does not contemplate that the New Bridge Notes will be guaranteed. Each New Bridge Warrant will be exercisable for a period of five years from the date of issuance at an exercise price of $0.50 per shares. We have not raised any capital from the Current Offering as of the date of this Report and there can be no guarantee that we will be able to do so.  Even if we are able to raise capital from the Current Offering, the proceeds may not be sufficient to fund our operating needs for an extended period, particularly if we raise less than the maximum amount offered.

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

As discussed above, we entered into a Strategic Alliance Agreement with Starr and GHP entered into a Marketing and Distribution Agreement with Humana. However, we have not received any revenue to date with respect to these agreements nor can there be any guarantee that we will be able to do so. Even if we are able to generate revenue, such revenue may be limited in the near term. Furthermore, there can be no guarantee that we will be able to enter into similar agreements or other revenue arrangements with other insurance, financial services or other marketing partners or that, if we are, the terms of such arrangements will be on terms advantageous to us. To the extent we are able to enter into such agreements, revenues, if any, from such arrangements may be limited in the near term.

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

Volatility or Declines in Insurance Premiums. Our insurance business will derive revenue from commissions and fees from its insurance agency and brokerage services. Commission and fees are based, in part, on a percentage of insurance premiums paid by customers for insurance products. Accordingly, such commissions are dependent on insurance premium rates charged by insurance companies. Insurance premiums are cyclical in nature and may vary widely based on market conditions. Our brokerage revenues and profitability can be volatile or remain depressed for significant periods of time. In addition, insurance companies may seek to further minimize their expenses by reducing the commission rates payable to insurance agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect our margins.

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

Competition. We compete with companies in the social networking industry such as Facebook, Twitter and Google and other companies that specifically target the age 50+ market, in particular AARP. These competitors compete with us for visitor traffic, members, advertising dollars and partners, including marketing and commercial sponsors, and many of our competitors have competitive advantages over us. It is also possible that new competitors may emerge and acquire significant market share. In addition, the insurance intermediary business in which our insurance business operates is highly competitive and numerous firms actively compete for customers and insurance partners.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, and the useful lives of tangible and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we identified, and there are other accounting policies that are significant to us. For detailed information and discussion on our critical accounting policies and estimates, see our financial statements and the accompanying notes included in this Report. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances. See “Cautionary Note Regarding Forward-Looking Statements” contained in this Report.

Revenue Recognition

The Company recognizes revenue from arrangements with advertisers and third-party affiliates, generally on the basis of impressions, at an agreed upon cost per thousand impressions (“CPM”). This revenue is recognized on a net basis in the period in which the impressions occur.

Revenue is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The Company considers amounts to be earned when persuasive evidence of an arrangement exists, delivery of services has occurred, price is fixed or determinable, and collectability is reasonably assured.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash, short-term accounts receivable, and payables. The Company believes that the carrying amounts approximate fair value due to their short-term nature and market interest rates.

Equity-Based Compensation

The Company accounts for equity-based awards to employees and others at fair value, measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period. Fair value of equity-based compensation arrangements are estimated using the Black-Scholes option pricing model.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets, which include property and equipment and identifiable intangible assets, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Events and circumstances that may indicate that an asset is impaired may include significant decreases in the market value of an asset, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces as well as other factors.

If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. In testing for a potential impairment of goodwill, the Company will first compare the estimated fair value of each reporting unit with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the respective reporting units of the Company is less than book value, then the Company is required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as its customer base, software and technology and trademarks. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.

Results of Operations

The Transaction has been accounted for as a reverse acquisition whereby GP.com LLC is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The financial statements before the Transaction are those of GP.com LLC with the results of the Company being consolidated from February 23, 2012.

Revenue

Revenue for 2012 decreased $148,606, or 31.1%, to $329,527 compared to $478,133 for 2011. During 2012 and 2011, revenue was derived solely from advertisements on our website. Two advertising campaigns that commenced in the fourth quarter of 2010 continued to generate revenue in the first quarter of 2011. However, there was no such carryover effect from 2011 into 2012. Also, we experienced a decrease in direct sales in 2012 compared to 2011. As a result, our average CPM (cost per thousand views) rate decreased during 2012 compared to 2011.

Operating Expenses

Total operating expenses for 2012 increased $7,764,453, or 238.0%, to $11,027,082 compared to $3,262,629 for 2011.

Selling and marketing. Selling and marketing expense increased $1,142,466, or 1095.1%, to $1,246,789 for 2012 compared to $104,323 for 2011. In 2012, we significantly increased our marketing expenditures in order to attract new members to our website. In addition, in 2011, we had reduced our marketing spend due, in part, to reduced capital resources.

Salaries. Salary expense increased $1,255,474, or 139.8%, to $2,153,360 for 2012 compared to $897,886 for 2011. The increase was primarily due to salary paid to our executive officers and an increase in staff headcount compared to 2011. In connection with the closing of the Transaction, we entered into employment agreements with each of Messrs. Leber and Bernstein which provide for a monthly salary of approximately $18,750. Prior to the closing of the Transaction, GP.com LLC did not pay salary directly to Messrs. Leber or Bernstein and instead paid a monthly management fee to an entity controlled by Messrs. Leber and Bernstein. As discussed below, payment of the monthly management fee ceased upon closing of the Transaction.

Rent. Rent expense increased $6,631, or 4.2%, to $164,392 for 2012 compared to $157,761 for 2011.

Accounting, legal, and SEC Filing Fees. Accounting, legal, and SEC filing expense increased $881,944, or 801.0%, to $992,046 for 2012 compared to $110,102 for 2011. We incurred significant legal, compliance and accounting expenses in 2012 in connection with the Transaction and our various capital raising activities and by virtue of being a public company. GP.com LLC was not a public company in 2011 and therefore did not incur similar expenses in 2011.

Consulting. Non-recurring consulting expense was $586,870 for 2012 compared to $6,270 for 2011. During 2012, we engaged marketing, financial and other consultants which were not engaged in 2011.

Equity-based compensation. Equity-based compensation expense increased $1,051,292, or 634.1%, to $1,217,081 for 2012 compared to $165,789 for 2011. In 2012, we granted options to purchase 7,535,000 shares of our common stock of which options to purchase 330,000 shares of common stock were forfeited during 2012. We also awarded 50,000 shares of restricted stock to our management, employees, advisors and consultants pursuant to the 2012 Stock Incentive Plan in 2012.

At December 31, 2012, GP.com LLC had outstanding options to purchase 466,667 Class A units of GP.com LLC under its 2010 Stock Option Plan. In addition, GP.com LLC had outstanding warrants to purchase 437,500 Class A units of GP.com LLC. Since the employees and consultants to whom these options and warrants were granted continue to provide services to the Company, the Company continued to record an equity compensation charge of $114,329 during 2012.

As of December 31, 2012, there were 300,000 options outstanding under our 2005 Stock Incentive Plan. In accordance with the terms of the Contribution Agreement, these options became fully vested and exercisable as of February 23, 2012, the closing date of the Transaction. Due to the immediate vesting provision, and since these employees no longer provide services to us, we recorded a charge in the amount of $98,190 during 2012. There is no remaining unrecognized compensation charge related to these options.

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

Management fees. Management fees decreased $500,000, or 83.3%, to $100,000 for 2012 compared to $600,000 for 2011. GP.com LLC paid a monthly management fee to LBG (as defined below) for management services provided to GP.com LLC prior to the closing of the Transaction. Two payments of $50,000 each were payable in 2012 prior to the Transaction compared to twelve payments of $50,000 during 2011. The payments ceased upon the closing of the Transaction.

Transaction costs. We incurred $2,924,592 in transaction costs for 2012 due to the issuance of warrants to our investment banking advisor in connection with the Transaction. There were no transaction costs for the comparable period in 2011.

Other general and administrative. Other general and administrative expense increased $409,092, or 108.1%, to $787,403 for 2012 compared to $378,311 for 2011.

Depreciation and amortization. Depreciation and amortization increased $12,362, or 1.5%, to $854,549 for 2012 compared to $842,187 for 2011.

Other Expense

We had other expense of $99,662 for 2012 compared to other expense of $16,037 for 2011, an increase of $83,625 or 521.5%. Other expense for 2012 was primarily attributable to $155,713 of interest expense, offset by income attributable to accrued revenues from prior periods of $52,775 and interest income of $3,276.

Loss from Operations

Loss from operations for 2012 was $10,797,217 compared to $2,800,533 for 2011.

Preferred Return Expense

Preferred return expense was $14,265 for 2012 compared to $94,408 for 2011. Preferred return expense for 2012 reflects preferred returns payable by GP.com LLC prior to the closing of the Transaction with respect to its Class A Preferred units.

Income Taxes

For 2012, we incurred and accrued for $63,703 of tax expense related to a prior period gain resulting from the sale of substantially all of our operating assets to Emerald Star in September 2011. There was no such accrual in the comparable period in 2011.

Net Loss

Net loss for 2012 was $10,875,185, or $0.18 per share, compared to $2,894,941, or $0.17 per share, for 2011.

Liquidity and Capital Resources

As of December 31, 2012, we had unrestricted cash of $249,116. We expect to finance our operations over the next twelve months primarily through our existing cash and our operations and offerings of our equity or debt securities or through bank financing. However, our operations have not yet generated positive cash flows. To effectively implement our business plan, we will need to obtain additional financing. If we obtain financing, we would expect to accelerate our business plan and increase our advertising and marketing budget, hire additional staff members and increase our office space and operations all of which we believe would result in the generation of revenue and development of our business. We cannot be certain that financing will be available on acceptable terms, or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

Capital Raising Efforts

In February 2012, we raised $3,000,000 in gross proceeds in the February Private Placement, but before deducting any expenses incurred by us in connection with the February Private Placement. After deducting expenses, we received $2,650,273 in net proceeds from the February Private Placement.

In November 2012, we borrowed an aggregate of $450,000 from two individuals on an unsecured basis pursuant to the November Notes. The November Notes accrue interest at a rate of 10% per annum and were personally guaranteed by Messrs. Leber and Bernstein. The $250,000 November Note was paid in full in December 2012. The $200,000 November Note has been amended and restated and now matures on July 1, 2013.

In December 2012 and January 2013, we raised $950,000 in connection with the issuance of the Existing Bridge Notes. The Existing Bridge Notes accrue interest at a rate of 12% per annum and mature on the earlier to occur of June 1, 2013 or the consummation of an equity financing for gross proceeds to the Company of $7,000,000. The Existing Bridge Notes are secured by a first priority security interest in all of the Company’s assets and are guaranteed by Messrs. Leber and Bernstein and Dr. Cohen.

In February 2013, we borrowed an aggregate of $400,000 from Messrs. Leber and Bernstein, Dr. Cohen and Mel Harris, a current security holder and advisor to the Company, as evidenced by the February Notes. The February Notes accrue interest at a rate of 10%, are unsecured, and mature on the earlier of March 1, 2014 or the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $10,000,000. The February Notes will automatically convert into securities issued in the Company’s Current Offering, as described below.

In April 2013, the Company sold 800,000 shares of common stock at a price per share of $0.25 in separate private transactions with two accredited investors for an aggregate purchase price of $200,000. In connection with such sale, the Company issued five-year warrants to purchase an aggregate of 200,000 shares of common stock at an exercise price of $0.25 per share.

The Company is in the process of commencing a private offering (the “Current Offering”) of up to $7.5 million of units consisting New Bridge Notes and New Bridge Warrants. The New Bridge Notes will accrue interest at the rate of 12% per annum will mature on the earlier of June 1, 2014 or the consummation of an equity financing for gross proceeds to the Company of $10,000,000. Proceeds from this offering are expected to be used, in part, to repay the Existing Bridge Notes to the extent the same are not repaid or converted. Upon repayment or conversion of the Existing Bridge Notes, the New Bridge Notes will become secured by a first priority security interest in all assets of the Company. The Company does not contemplate that the New Bridge Notes will be guaranteed. We have not raised any capital from the Current Offering as of the date of this Report and there can be no guarantee that we will be able to do so.  Even if we are able to raise capital from the Current Offering, the proceeds may not be sufficient to fund our operating needs for an extended period, particularly if we raise less than the maximum amount offered.

Outstanding Indebtedness

As noted above, $950,000 in principal amount is outstanding under the Existing Bridge Notes, which are due on June 1, 2013, $200,000 in principal amount is outstanding under one of the November Notes, which is due on July 1, 2013, and $400,000 is outstanding under the February Notes, which we expect will convert into New Bridge Notes in connection with the Current Offering.

In addition, pursuant to the Contribution Agreement, we entered into promissory notes with respect to certain liabilities of GP.com LLC that we assumed in connection with the Transaction. Specifically, we entered into the following promissory notes:

•	Amended and Restated Promissory Note in favor of Steven E. Leber, a Managing Director of GP.com LLC and current Chairman and Co-Chief Executive Officer of the Company, in the principal amount of $78,543 (the “Leber Note”). The Leber Note reflects amounts outstanding under a promissory note previously issued by GP.com LLC to Mr. Leber and a revolving note issued by GP.com LLC to Mr. Leber and Joseph Bernstein that we assumed in connection with the Transaction.

•	Amended and Restated Promissory Note in favor of Joseph Bernstein, a Managing Director of GP.com LLC and current Director, Co-Chief Executive Officer, Chief Financial Officer and Treasurer of the Company, in the principal amount of $78,543 (the “Bernstein Note”). The Bernstein Note reflects amounts outstanding under a promissory note previously issued by GP.com LLC to Mr. Bernstein and a revolving note issued by GP.com LLC to Messrs. Leber and Bernstein that we assumed in connection with the Transaction.

•	Amended and Restated Promissory Note in favor of Meadows Capital, LLC (“Meadows”), an entity controlled by Dr. Robert Cohen, a Managing Director of GP.com LLC and a current Director of the Company, in the principal amount of $308,914 (the “Meadows Note”). The Meadows Note reflects amounts outstanding under promissory notes previously issued by GP.com LLC to Meadows that we assumed in connection with the Transaction.

•	Promissory Note in favor of LBG in the principal amount of $612,500 (the “LBG Note”). The LBG Note reflects the amount of accrued but unpaid management fees of GP.com LLC payable to LBG that we assumed in connection with the Transaction.

The Leber Note, the Bernstein Note, the Meadows Note and the LBG Note are collectively referred to herein as the “Initial Promissory Notes.” The Initial Promissory Notes accrue interest at the rate of 5% per annum and mature upon the earlier of (i) the Company having EBITDA of at least $2,500,000 as reflected on its quarterly or annual financial statements filed with the SEC, or (ii) the Company closing a financing with gross proceeds to the Company of at least $10 million. Payment of the Initial Promissory Notes is guaranteed by GP.com LLC. In addition, payment of the Meadows Note is guaranteed by Messrs. Leber and Bernstein. The Leber Note, Bernstein Note and LBG Note are subordinate in right of payment to the Meadows Note and rank pari passu with each other. The Meadows Note is secured by a first priority security interest in the assets of GP.com LLC. Other than the Meadows Note, none of the Initial Promissory Notes are secured.

In addition, pursuant to the Contribution Agreement, on February 23, 2012 the Company assumed GP.com LLC’s obligations under a zero coupon note issued by GP.com LLC in July 2011 to a consultant. The note provided $225,000 to GP.com LLC in exchange for repayment of $275,000 on August 30, 2012, the maturity date of the note. The discount from the maturity value of $275,000, initially $50,000, is being amortized to interest expense by the effective interest method over the life of the note, with an effective interest rate of 20.04%. The note was paid in full on the maturity date.

Cash Flow

Net cash flow from operating, investing and financing activities for the periods below were as follows:

	2012	2011
Cash provided by (used in):
Operating activities	$(4,782,332)	$(1,125,565)
Investing activities	(337,771)	(5,142)
Financing activities	5,021,935	1,441,000
Net (decrease) increase in cash	(98,168)	310,293

Cash Used In Operating Activities

For 2012, net cash used in operating activities of $4,782,332 consisted of net loss of $10,875,185, $62,334 in changes in fair value of warrant derivative liability and a $52,776 gain on extinguishment of indebtedness, offset by $854,549 in adjustments for depreciation and amortization expense, $1,217,081 in adjustments for equity-based compensation expense, $2,924,592 in adjustments for transaction costs incurred in connection the Transaction, $14,265 in adjustments for preferred return expense, $34,119 in adjustments for amortization of discount on zero coupon note payable and $1,096,709 in cash provided by changes in working capital and other activities.

For 2011, net cash used in operating activities of $1,125,565 consisted of net loss of $2,894,941, offset by $842,187 in adjustments for depreciation and amortization expense, $71,763 in adjustments for equity-based compensation expense, $94,408 in adjustments for preferred return expense, $15,882 in adjustments for amortization of discount on zero coupon note payable, $211,645 in changes in fair value of warrant derivative liability and $533,491 in cash provided by changes in working capital and other activities.

Cash Used In Investing Activities

For 2012, net cash used in investing activities of $337,771 consisted of $270,482 for development of intangible assets and $67,289 for purchases of property and equipment. For 2011, net cash used in investing activities of $5,142 consisted of purchases of property and equipment.

Cash Provided By Financing Activities

For 2012, net cash provided by financing activities of $5,021,935 consisted of $2,667,629 in net proceeds from the February Private Placement, $450,000 from the issuance of the November Notes, $550,000 from the issuance of Original Bridge Notes in 2012, and $300,000 in proceeds from other short-term advances, $1,549,093 in predecessor cash that remained in the Company following the Transaction and $30,000 from the exercise of options, offset by $275,000 in payments on notes payable. For 2011, net cash provided by financing activities of $1,441,000 consisted of $250,000 in net proceeds from a private placement of equity, $1,065,000 in promissory notes and $126,000 in short-term advances.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and supplementary financial data are included in this Report beginning with page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

PMB Helin Donovan, LLP (“PMBHD”) served as our independent registered public accounting firm in connection with the audits of our financial statements for the pre-Transaction fiscal years ended June 30, 2011 and 2010, and review of the subsequent interim period through December 31, 2011. In connection with the Transaction, on February 23, 2012 our Board of Directors approved the dismissal of PMBHD as our independent registered public accounting firm. PMBHD’s reports on our financial statements as of and for the fiscal years ended June 30, 2011 and 2010 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended June 30, 2011 and 2010 and through PMBHD’s dismissal on February 23, 2012, there were (i) no disagreements with PMBHD on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PMBHD, would have caused PMBHD to make reference to the subject matter of the disagreements in connection with its reports and (ii) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

Concurrent with the decision to dismiss PMBHD, the Board of Directors appointed Daszkal Bolton LLP (“Daszkal”) as our independent registered public accounting firm. Daszkal audited the financial statements of the Company for the periods ended December 31, 2011 and 2010.

During the fiscal years ended December 31, 2011 and 2010 and through the date hereof, neither us nor anyone acting on our behalf consulted Daszkal with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company or oral advice was provided that Daszkal concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

Item 9A.	Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was carried out under the supervision and with the participation of management, including our principal executive officers and principal financial officer. Based upon that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report due to material weaknesses in our internal control over financial reporting. The material weaknesses primarily consisted of the following: (i) we do not have written documentation of our internal control policies and procedures; (ii) we do not have sufficient segregation of duties within accounting functions; (iii) we do not have adequate staff and supervision within our accounting function; and (iv) we lack a sufficient process for periodic financial reporting, including timely preparation and review of financial reports and statements.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above our management has concluded that our internal control over financial reporting was not effective as of December 31, 2012.

Remediation of Material Weaknesses

We intend to remediate the material weaknesses discussed above, however, as of the end of the period covered by this Report, we have not taken substantive steps in this regard. We intend to begin the process of documenting internal controls and procedures in 2013. We also intend to implement procedures to ensure timely filing of our periodic financial reports filed with the SEC in the future. However, due to our size and nature, segregation of duties within our internal control system may not always be possible or economically feasible. Likewise, we may not be able to engage sufficient resources to enable us to have adequate staff and supervision within our accounting function.

Important Disclosures

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements because of error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected. The design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

During the period covered by this Report, there were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, and positions of our executive officers and directors. Executive officers are appointed by our Board of Directors. Each executive officer holds office until such officer resigns, is removed by our Board of Directors, or his or her successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position
Steven E. Leber	71	Chairman, Co-Chief Executive Officer
Joseph Bernstein	64	Co-Chief Executive Officer, Chief Financial Officer, Treasurer, Director
Jeffrey S. Mahl	61	President
Ellen Breslau	47	Senior Vice President and Editor-In-Chief
Matthew Schwartz	40	Vice President – Administration, Chief Compliance Officer, Secretary
Dr. Robert Cohen	69	Director
Lee Lazarus	48	Director

The business background descriptions of our directors and officers are as follows:

Steven E. Leber was appointed as our Co-Chief Executive Officer and Chairman of our Board of Directors upon closing of the Transaction. Mr. Leber is also a Managing Director of GP.com LLC. He joined GP.com LLC along with Messrs. Bernstein, Mahl and Schwartz in May 2010 and served as a member of the board of GP.com LLC’s predecessor from 2007 through May 2010. Mr. Leber also serves as Chairman and Chief Executive Officer of New Age Producers Group, Inc., a holding company for his investment and entertainment ventures, which he formed in 1992. From 1999 through 2004, Mr. Leber was Chairman of Music Vision, LLC, a web-based company which created and managed artist web sites for more than 100 top artists. From 1997 through 2001, Mr. Leber served as Chairman and Chief Executive Officer of The Pet Channel, Inc., a web-based company targeting the pet industry. Currently, Mr. Leber is on the Advisory Board of Brooklyn Bagel Water Company, Inc., a bagel company, and serves as a consultant to Chasin Music Group, Inc., a music app developer. Mr. Leber is best known for his reputation as one of the most innovative forces in the entertainment industry as a manager and producer. Mr. Leber co-founded Contemporary Communications Corporation (CCC)/Leber-Krebs, Inc., which was one of the world’s leading music management firms, and served as its Chairman and Chief Executive Officer from 1971 through 1995. Prior to forming CCC, Mr. Leber, began his career at the William Morris Agency where he established its music division and worked with major artists such as the Rolling Stones, Bill Cosby, Simon and Garfunkel, Diana Ross, Dionne Warwick and the Jackson Five. Mr. Leber has also been the producer of theatrical shows and live events, creating new business models with events such as the arena tour of Andrew Lloyd Weber’s “Jesus Christ Superstar,” the international smash-sensation “Beatlemania,” The Teenage Mutant Ninja Turtles “Coming Out of Their Shells” tour, the Texxas Jam Music Series, and The Concert for Bangladesh. He also brought the Moscow Circus to North America. Mr. Leber holds a B.A. in Accounting from Northeastern University. Our conclusion that Mr. Leber should serve as Chairman of our Board of Directors is based on our belief that his significant experience in various executive leadership positions and as a member of the Board of Managers of GP.com LLC and its predecessor have provided him with valuable leadership skills and knowledge of our business.

Joseph Bernstein was appointed as our Co-Chief Executive Officer, Chief Financial Officer, Treasurer and member of our Board of Directors upon closing of the Transaction. Mr. Bernstein is also a Managing Director of GP.com LLC. He joined GP.com LLC along with Messrs. Leber, Mahl and Schwartz in May 2010. Mr. Bernstein started his career as a tax attorney at Cahill Gordon & Reindel (1975-1978) and Rosenman & Colin (1978-1981), and later founded Bernstein Carter & Deyo, specializing in international taxation and foreign investments in the United States. In 1981, Mr. Bernstein founded The New York Land Company and Americas Partners LLC, private real estate companies that initiated over $1 billion in office and retail development projects in New York City, including: Americas Tower, the 50-story office tower at 1177 Avenue of the Americas, world headquarters to PriceWaterhouseCoopers; The Crown Building, at the corner of Fifth Avenue and 57th Street; 40 Wall Street, a 70-story office tower; and Herald Center, a vertical retail center at Broadway and 34th Street. The company has also initiated development projects in Israel, including an entertainment city and a golf resort. From 1995 until 2004, Mr. Bernstein was a joint venture partner of the Monticello Raceway in Sullivan County, NY, which included development of a Native American and a NY State Lottery casino project. The Raceway was merged in 2004 into Empire Resorts, Inc., a public holding company of various subsidiaries engaged in the hospitality and gaming industries, where Mr. Bernstein served as CEO in 2009 and as director from August 2004 until June 2007. From 2004-2010, Mr. Bernstein served as Co-Trustee of the Catskill Litigation Trust, a publicly registered trust, with Dennis Vacco, former Attorney General of the State of New York. Mr. Bernstein is currently a director of Curator, LLC, a special opportunity fund, and Colorado, LLC, a wine in a can manufacturing company. Mr. Bernstein holds a B.A. in Economics and a B.A. in Agricultural Business Management from the University of California at Davis (1970); an M.B.A. in Finance from the University of California at Los Angeles Graduate School of Management (1971); a J.D. from the University of California at Davis School of Law (1974); and a Master of Laws Degree (L.L.M.) in Taxation from the New York University Graduate School of Law (1975). In determining that Mr. Bernstein should serve as a director of the Company, we considered the broad perspective brought by his experience in various executive positions in both public and private companies and his role as a member of the Board of Managers of GP.com LLC, which we believe have provided him with extensive leadership and operational skills and insight into our business and market.

Jeffrey S. Mahl was appointed as our President upon closing of the Transaction. Mr. Mahl is also President at GP.com LLC. Mr. Mahl has been in the Internet sales business for over two decades. He joined GP.com LLC along with Messrs. Leber, Bernstein and Schwartz in May 2010. Prior to joining GP.com LLC, Mr. Mahl was Senior Vice President, Online & Mobile Advertising at National Cinemedia, operates the largest digital in-theatre network, from December 2008 through March 2010. From May 2007 through December 2008, Mr. Mahl was Executive Vice President, Advertising Sales at Mail.com Media Productions, a web portal and web-based email service provider. In 2003, Mr. Mahl founded Media Directions, LLC, which provided sales strategy, tactics and execution to clients employing both new and traditional media platforms, and served as its President through 2007. Mr. Mahl was formerly Senior Vice President at ESPN, Inc., where he was responsible for building $200 million in sales revenue to over $1 billion in just a few years. Mr. Mahl led advertising sales, media sales, media research, event marketing and promotion for ESPN, ESPN2, ESPN Classic, ESPNews, E.R.T., and ESPN Internet Ventures (ESPN.com, NASCAR.COM, NFL.COM, NBA.COM). Mr. Mahl has also held senior management positions at AskJeeves, Gemstar-TV Guide and OCC Sports. At Gemstar-TV Guide, he served as President of the Media Sales Group and at AskJeeves as Executive Vice President, bringing over 100 new clients to the site. Mr. Mahl holds a B.A. in Economics from Northeastern University in Boston.

Ellen Breslau was appointed as our Senior Vice President and Editor-in-Chief on April 3, 2012. Prior to joining the Company, Ms. Breslau was Executive Editor of Woman’s Day magazine, one of the nation’s largest magazines with over 22 million monthly readers, since October 2006. At Woman’s Day, Ms. Breslau helped lead the editorial direction of the magazine and oversaw the editorial team integration of womansday.com. Prior to her role at Woman’s Day, Ms. Breslau was Founding Editor and Editor-in-Chief of For Me, a lifestyle magazine geared towards younger women, since November 2004. Additional editorial roles have included: Features Editor at Woman’s Day, Senior Editor for Design Times and an eight-year stint at Glamour.

Matthew Schwartz was appointed as our Vice President of Administration, Chief Compliance Officer and Secretary upon closing of the Transaction. Mr. Schwartz joined GP.com LLC along with Messrs. Leber, Bernstein and Mahl in May 2010. From 1995 through 2009, Mr. Schwartz worked for EMX LLC, eDoctor LLC, and Americas Tower Partners, companies affiliated with Americas Partners LLC, a privately-held venture company. Mr. Schwartz served in various capacities and from 2004 to 2010 was responsible for the group’s administrative and financial operations. Concurrently (2004 to 2010), Mr. Schwartz served as the financial administrator of the Catskill Litigation Trust, a publicly registered trust, for co-trustees Joseph Bernstein and former New York State Attorney General Dennis Vacco. During 2009, Mr. Schwartz also served as Executive Assistant to the CEO at Empire Resorts, Inc., a publically traded gaming and entertainment Company. Mr. Schwartz graduated from Hofstra University with a B.A. in Psychology in 1995.

Dr. Robert Cohen was appointed to our Board of Directors upon closing of the Transaction. Dr. Cohen is also a Managing Director of GP.com LLC. Dr. Cohen has been engaged in the retail and wholesale optical business since 1968. He has served as Chief Executive Officer of Cohen Fashion Optical, LLC and its predecessors (“Cohen Optical”) since 1978. Cohen Optical is a leading eyewear chain consisting of 116 retail optical stores. Twenty-four stores are located in high visibility locations in Manhattan. The remaining stores are located throughout the northeast and Florida, most of which are sited in regional shopping centers. Dr. Cohen and his family are principal members of EMVI Holdings, LLC the parent company of Emerging Vision, Inc., a national retail optical chain comprised of approximately 120 locations operating primarily under the name Sterling Optical. Dr. Cohen and members of his family are the principal members of General Vision Services, LLC (“GVS”). GVS is the largest managed care third-party vision provider and is comprised of a network of over 250 providers and company stores with locations in the New York Metropolitan area. Dr. Cohen and members of his immediate family are also the principal members of Vision World, LLC, which is comprised of over 50 provider locations throughout Long Island and the metropolitan area. In 2010, Dr. Cohen and members of his immediate family formed Beyond Readers, LLC, a company that holds the North American license to distribute a unique multi-focal reading glass product that distributes their product through large retail chains. Dr. Cohen is a Managing Partner and Director of ERA Realty Company, a real estate management and investment company, with real estate holdings in commercial and residential properties. Dr. Cohen serves as an officer and director of several management and real estate companies, as well as various other optical and non-optical related businesses. In determining that Dr. Cohen should serve as a director of the Company, we considered his experience as an executive officer and as a member of the Board of Managers of GP.com LLC.

Lee Lazarus was elected to our Board of Directors on May 30, 2012. Mr. Lazarus is a consultant advising small cap companies on business development, strategy, management and operations. Since 2005, Mr. Lazarus also serves as President of APT Technologies, a privately held company that provides automated technology to the parking industry. From 1998 to 2006, he was the Chief Operating Officer of Up Front Rentals, a stadium concessions company. Prior to that, Mr. Lazarus was an attorney with the New York law firm Proskauer LLP, handling a wide range of private equity and M&A transactions. Mr. Lazarus received a Juris Doctor from the Boston University School of Law in 1990 and a Bachelors of Science from Emory University in 1987. In determining that Mr. Lazarus should serve as a director of the Company, we considered his experience with growth initiatives, strategic planning and business development..

Family Relationships

There are no family relationships within the meaning of Item 401 (d) of Regulation S-K among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our current directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
•	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to determine whether our directors are independent. The Board of Directors has determined that Dr. Cohen and Lee Lazarus qualify as “independent” in accordance with the published listing requirements of The NASDAQ Stock Market.

Board Committees

We do not currently have a separately designated audit, nominating or compensation committee. We intend, however, to establish such committees in the future. We do not have an audit committee financial expert serving on our Board of Directors.

Code of Ethics

The former members of our Board of Directors adopted a Code of Ethics applicable to our principal executive officer, principal financial officer, controller and other employees performing similar functions. Although our current executive officers are subject to this Code of Ethics, the currently appointed members of our Board of Directors intend to adopt of new Code of Ethics. However, no formal steps have been taken by the Board of Directors in this regard.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the Reporting Persons, to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met for 2012 except that, due to administrative oversights, required Form 4 reports were not filed on a timely basis on behalf of the following persons: Matthew Schwartz (1 transaction), Ellen Breslau (1 transaction), and Jeffrey Mahl (1 transaction).

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded during 2012 and 2011 to our (i) current co-chief executive officers; (ii) our next two most highly compensated executive officers whose total compensation exceeded $100,000, respectively, in 2012; and (iii) our former principal executive officer (collectively, our “named executive officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)

Steven E. Leber (2)	2012	$181,875	$551,700	$–		$733,575
Co-Chief Executive Officer, Chairman	2011	–	–	–		–

Joseph Bernstein (2)	2012	181,875	551,700	–		733,575
Co-Chief Executive Officer,	2011	–	–	–		–
Chief Financial Officer and Treasurer

Jeffrey S. Mahl (2)	2012	121,250	151,970	20,736	(3)	293,956
President	2011	–	–	–		–

Ellen Breslau (4)	2012	130,271	158,750	–		289,021
Senior Vice President and Editor-in-Chief	2011	–	–	–		–

Stanley L. Schloz (5)	2012	–	–	–		–
Former President	2011	–	–	–		–

(1)

The amounts reported in this column reflect the aggregate grant date fair value of stock options calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”) utilizing the assumptions discussed in Note 8 in the Notes to Consolidated Financial Statements in this Report. The calculation of these amounts disregards the estimate of forfeitures related to time-based vesting conditions. The amounts in this column do not reflect compensation actually received by such person. The actual value, if any, that such person may realize from an option is contingent upon the satisfaction of the conditions to vesting, if any, and upon the excess of the stock price over the exercise price on the date the option is exercised, if at all. Thus, there is no assurance that the value, if any, eventually realized by such person will correspond to the amount shown.

(2)	Messrs. Leber, Bernstein and Mahl were appointed as an executive officer of the Company on February 23, 2012.
(3)	Mr. Schloz resigned as an executive officer and director of the Company on February 23, 2012 in connection with the Transaction.
(4)	Ms. Breslau was appointed as an executive officer of the Company on April 4, 2012.
(5)	Reflects commission of five percent (5%) on gross advertising revenues actually received by us during the applicable fiscal year.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information about unexercised stock options held by each of our named executive officers as of the end of 2012. None of our named executive officers held any restricted stock awards as of the end of 2012.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option	Option
	(#)	(#)	Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
			($)
Steven E. Leber	-	1,000,000	0.60	2/24/2022
Joseph Bernstein	-	1,000,000	0.60	2/24/2022
Jeffrey S. Mahl	-	250,000	0.60	2/24/2022
	-	100,000	0.30	12/19/2022
Ellen Breslau	-	250,000	0.48	4/3/2022
	-	50,000	0.60	9/13/2022
	-	100,000	0.30	12/19/2022
Stanley L. Schloz	-	-	-	-

Employment Agreements

The following sets forth a summary of the employment agreements we have entered into with each of our current named executive officers. Such employment agreements, other than with respect to Ms. Breslau, terminated as of February 23, 2013. However, such named executive officers continue to provide services to the Company on an at-will basis.

Steven E. Leber

On February 23, 2012, we entered into an employment agreement with Steven E. Leber, our Chairman and Co-Chief Executive Officer. The agreement provides for an annual base salary of $225,000. Mr. Leber was also granted non-qualified stock options to purchase 1,000,000 shares of common stock under the 2012 Stock Incentive Plan. The options are exercisable for a period of ten (10) years from the date of grant with one-third (1/3) of such options vesting and becoming exercisable on the first anniversary of the date of grant and the remaining two-thirds (2/3) of such options becoming vested and exercisable in eight (8) equal quarterly installments thereafter. The options are exercisable at a price per share of $0.60, which was the closing trading price of our common stock on February 24, 2012, the date of grant. Mr. Leber is also entitled to participate in any bonus, incentive, pension or profit sharing plan or other type of additional benefits provided by the Company for the benefit of officers and/or regular employees.

We may terminate Mr. Leber’s employment for “cause” which shall be deemed to exist if Mr. Leber (i) is in breach of any material obligation owed to us under his employment agreement, or (ii) engages in a criminal act or engages in any act of moral turpitude. We may terminate his employment for cause upon five (5) day’s prior written notice to Mr. Leber. In the event of termination of his employment for cause, Mr. Leber will be paid only at the then applicable base salary rate up to and including the date of termination.

Mr. Leber may terminate his employment at his discretion by providing at least thirty (30) days prior written notice to us. In the event of termination of his employment by Mr. Leber, we may immediately relieve Mr. Leber of all duties and immediately terminate his employment agreement, provided that we pay Mr. Leber at the then applicable base salary rate to the date of termination set forth in Mr. Leber’s original notice of his termination.

In the event the Company is acquired, or is the non-surviving party in a merger, or sells all or substantially all of its assets, we will pay Mr. Leber two (2) times the then applicable base salary rate less any money to be received by Mr. Leber from the surviving entity or buyer.

In the event we terminate Mr. Leber without cause, we shall be bound to pay the unpaid salary and vacation amounts remaining under his employment agreement and pay a pro rata amount of any bonus earned as of the date of termination.

The agreement contains customary confidentiality provisions and provides that Mr. Leber will be subject to noncompetition and nonsolicitation covenants for a period of one year following the termination of his employment. The agreement also contains a mandatory arbitration provision.

The agreement expired on February 23, 2012, however Mr. Leber continues to provide services to the Company on an at-will basis.

Joseph Bernstein

On February 23, 2012, we entered into an employment agreement with Joseph Bernstein, our Co-Chief Executive Officer, Chief Financial Officer and Treasurer and member of our Board of Directors. The agreement provides for an annual base salary of $225,000. Mr. Bernstein was also granted non-qualified stock options to purchase 1,000,000 shares of common stock under the 2012 Stock Incentive Plan. The options are exercisable for a period of ten (10) years from the date of grant with one-third (1/3) of such options vesting and becoming exercisable on the first anniversary of the date of grant and the remaining two-thirds (2/3) of such options becoming vested and exercisable in eight (8) equal quarterly installments thereafter. The options are exercisable at a price per share of $0.60, which was the closing trading price of our common stock on February 24, 2012, the date of grant. Mr. Bernstein is also entitled to participate in any bonus, incentive, pension or profit sharing plan or other type of additional benefits provided by the Company for the benefit of officers and/or regular employees.

We may terminate Mr. Bernstein’s employment for “cause” which shall be deemed to exist if Mr. Bernstein (i) is in breach of any material obligation owed to the Company under his employment agreement, or (ii) engages in a criminal act or engages in any act of moral turpitude. We may terminate his employment for cause upon five (5) day’s prior written notice to Mr. Bernstein. In the event of termination of his employment for cause, Mr. Bernstein will be paid only at the then applicable base salary rate up to and including the date of termination.

Mr. Bernstein may terminate his employment at his discretion by providing at least thirty (30) days prior written notice to us. In the event of termination of his employment by Mr. Bernstein, we may immediately relieve Mr. Bernstein of all duties and immediately terminate his employment agreement, provided that we pay Mr. Bernstein at the then applicable base salary rate to the date of termination set forth in Mr. Bernstein’s original notice of his termination.

In the event the Company is acquired, or is the non-surviving party in a merger, or sells all or substantially all of its assets, we will pay Mr. Bernstein two (2) times the then applicable base salary rate less any money to be received by Mr. Bernstein from the surviving entity or buyer.

In the event we terminate Mr. Bernstein without cause, we shall be bound to pay the unpaid salary and vacation amounts remaining under his employment agreement and pay a pro rata amount of any bonus earned as of the date of termination.

The agreement contains customary confidentiality provisions and provides that Mr. Bernstein will be subject to noncompetition and nonsolicitation covenants for a period of one year following the termination of his employment. The agreement also contains a mandatory arbitration provision.

The agreement expired on February 23, 2012, however Mr. Bernstein continues to provide services to the Company on an at-will basis.

Jeffrey S. Mahl

On February 23, 2012, we entered into an employment agreement with Jeffrey S. Mahl, our President. The agreement provides for an annual base salary of $150,000. Mr. Mahl was also granted non-qualified stock options to purchase 250,000 shares of common stock under the 2012 Stock Incentive Plan. The options are exercisable for a period of ten (10) years from the date of grant with one-third (1/3) of such options vesting and becoming exercisable on the first anniversary of the date of grant and the remaining two-thirds (2/3) of such options becoming vested and exercisable in eight (8) equal quarterly installments thereafter. The options are exercisable at a price per share of $0.60, which was the closing trading price of our common stock on February 24, 2012, the date of grant. Mr. Mahl is also entitled to participate in any bonus, incentive, pension or profit sharing plan or other type of additional benefits provided by the Company for the benefit of officers and/or regular employees.

We may terminate Mr. Mahl’s employment for “cause” which shall be deemed to exist if Mr. Mahl (i) is in breach of any material obligation owed to us under his employment agreement, or (ii) engages in a criminal act or engages in any act of moral turpitude. We may terminate his employment for cause upon five (5) day’s prior written notice to Mr. Mahl. In the event of termination of his employment for cause, Mr. Mahl will be paid only at the then applicable base salary rate up to and including the date of termination.

Mr. Mahl may terminate his employment at his discretion by providing at least thirty (30) days prior written notice to us. In the event of termination of his employment by Mr. Mahl, we may immediately relieve Mr. Mahl of all duties and immediately terminate his employment agreement, provided that we pay Mr. Mahl at the then applicable base salary rate to the date of termination set forth in Mr. Mahl’s original notice of his termination.

In the event the Company is acquired, or is the non-surviving party in a merger, or sells all or substantially all of its assets, we will pay Mr. Mahl two (2) times the then applicable base salary rate less any money to be received by Mr. Mahl from the surviving entity or buyer.

In the event we terminate Mr. Mahl without cause, we shall be bound to pay the unpaid salary and vacation amounts remaining under his employment agreement and pay a pro rata amount of any bonus earned as of the date of termination.

The agreement contains customary confidentiality provisions and provides that Mr. Mahl will be subject to noncompetition and nonsolicitation covenants for a period of one year following the termination of his employment. The agreement also contains a mandatory arbitration provision.

The agreement expired on February 23, 2012, however Mr. Mahl continues to provide services to the Company on an at-will basis.

Ellen Breslau

On April 3, 2012, we entered into an employment agreement with Ellen Breslau, our Senior Vice President and Editor-in-Chief. The agreement provides for an annual base salary of $185,000. Ms. Breslau was also granted non-qualified stock options to purchase 250,000 shares of common stock under the 2012 Stock Incentive Plan. The options are exercisable for a period of ten (10) years from the date of grant with 50,000 of such options vesting and becoming exercisable on the first anniversary of the date of grant and the remaining 200,000 of such options becoming vested and exercisable in sixteen (16) equal quarterly installments thereafter. The options are exercisable at a price per share of $0.48, which was the closing trading price of our common stock on April 3, 2012, the date of grant. Ms. Breslau is also entitled to participate in any bonus, incentive, pension or profit sharing plan or other type of additional benefits provided by the Company for the benefit of officers and/or regular employees. The agreement expires on April 3, 2018.

We may terminate Ms. Breslau’s employment at any time for “cause.” The agreement provides that “cause” shall mean the occurrence of any of the following: (i) Ms. Breslau’s failure to follow reasonable directives of the Company, (ii) Ms. Breslau’s failure to report to work on a reasonable basis, (iii) theft, embezzlement, fraud or misappropriation of funds by Ms. Breslau; (iv) any indictment brought against Ms. Breslau for a felony; or (v) Ms. Breslau’s engagement in willful gross misconduct or willful gross neglect in carrying out her duties resulting, in either case, in material economic harm to the Company; provided, however, that Ms. Breslau shall have ten (10) days, after receiving written notice from the Company specifying in reasonable detail any grounds for termination of her employment for cause, to cure the same (to the extent cure is possible).

Ms. Breslau may terminate her employment at any time for “good reason.” The agreement provides that “good reason” shall mean the occurrence, without Ms. Breslau’s prior written consent, of either of the following events: (i) a substantial or unreasonable diminution of her duties; provided, however, that the Company shall have ten days, after receiving written notice from Ms. Breslau specifying in reasonable detail any grounds for termination of her employment for good reason, to cure the same (to the extent cure is possible), or (ii) the relocation of Ms. Breslau more than twenty five (25) miles from her current residence.

In addition, each of the Company or Ms. Breslau may terminate the agreement for any reason whatsoever upon not less than ninety (90) days’ prior written notice to the other party.

In the event we terminate Ms. Breslau’s employment for “cause” or Ms. Breslau terminates her employment other than for “good reason,” the agreement provides that we are required to pay Ms. Breslau an amount equal to the sum of (i) the pro-rata portion of her then applicable base salary earned, but unpaid, as of the date of termination and (ii) certain accrued amounts due under the agreement.

In the event we terminate Ms. Breslau’s employment without “cause,” Ms. Breslau terminates her employment for “good reason,” or Ms. Breslau’s employment terminates due to her death, the agreement provides that we are required to pay Ms. Breslau an amount equal to the sum of (i) the pro-rata portion of her then applicable base salary for a period of six (6)months, (ii) her accrued but unused vacation days as of the date of termination, and (iii) certain accrued amounts due under the agreement.

The agreement contains customary confidentiality provisions and provides that Ms. Breslau will be subject to noncompetition and nonsolicitation covenants for a period of six (6) months following the termination of her employment. The agreement also contains a mandatory arbitration provision.

Directors Compensation

The following table summarizes compensation paid to our non-employee directors in since February 23, 2012.

Name	Fees Earned or Paid in Cash	Option Awards	All Other Compensation		Total
	($)	($)(1)(2)	($)		($)
Dr. Robert Cohen	9,889	551,700	-		561,589
Lee Lazarus (3)	6,250	27,320	-		33,570
Jeremy Office (4)	9,889	137,925	-		147,814
Jeffrey L. Wasserman (5)	9,889	82,755	1,160	(6)	92,644

(1)	As of the end of 2012, the directors listed in the Director Compensation Table held the following aggregate number of stock options: Dr. Cohen held 1,000,000 options; Mr. Lazarus held 100,000 options; Mr. Office held 250,000 options; and Mr. Wasserman held 150,000 options.
(2)

The amounts reported in this column reflect the aggregate grant date fair value of stock options calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”) utilizing the assumptions discussed in Note 8 in the Notes to Consolidated Financial Statements in this Report. The calculation of these amounts disregards the estimate of forfeitures related to time-based vesting conditions. The amounts in this column do not reflect compensation actually received by such person. The actual value, if any, that such person may realize from an option is contingent upon the satisfaction of the conditions to vesting, if any, and upon the excess of the stock price over the exercise price on the date the option is exercised, if at all. Thus, there is no assurance that the value, if any, eventually realized by such person will correspond to the amount shown.

(3)	Mr. Lazarus was appointed as a director on May 30, 2012.
(4)	Mr. Office resigned as a director on January 6, 2013.
(5)	Mr. Wasserman resigned as a director on May 30, 2012 but continued to serve in an advisory role to the Board.
(6)	Reflects reimbursement for expenses incurred in connection with his services to the Board.

Equity Incentive Plans

On February 23, 2012, in connection with the closing of the Transaction, we adopted the Grandparents.com, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan permits the Company to make awards of stock options or grants of restricted stock to its employees, directors, officers, consultants, agents, advisors and independent contractors. A maximum of 10,317,691 shares of common stock are available for issuance under the 2012 Plan.

The 2012 Plan is administered by the Board of Directors. The Board of Directors may make awards under the Plan in the form of stock options (both qualified and non-qualified) and restricted stock. The Board of Directors has authority to designate the recipients of such awards, to grant awards, to determine the form of award and to fix all terms of awards granted all in accordance with the 2012 Plan. Incentive stock options intended to qualify under Section 422A of the Internal Revenue Code may be granted only to employees of the Company and must have an exercise price equal to 100% of the fair market value of our common stock on the grant date (110% in the case of incentive options granted to any 10% stockholder of the Company) and may not exceed a term of ten years (five years in the case of incentive options granted to any 10% stockholder of the Company). Non-qualified stock options and other awards may be granted on such terms as the Board of Directors may determine.

Effective at closing of the Transaction on February 23, 2012, we terminated our 2005 Stock Incentive Plan, except that all outstanding options will continue in accordance with their terms. As of the end of 2012, there are outstanding stock options for 300,000 shares under the 2005 Stock Incentive Plan and these options vested and became fully exercisable immediately prior to the closing of the Transaction.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 11, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of our common stock, (ii) each current named executive officer and each current director, and (iii) all current executive officers and directors as a group. A person is considered to beneficially own any shares of common stock over which such person, directly or indirectly, exercises sole or shared voting or investment power, or of which such person has the right to acquire beneficial ownership at any time within sixty (60) days.

For purposes of computing the percentage of shares of our common stock beneficially owned by each person or group of persons named above, any shares that such person or group of persons has the right to acquire within sixty (60) days of April 11, 2013 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for directors and executive officers will be exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

	Number of Shares Beneficially Owned		% of Shares Beneficially Owned (1)
Executive Officers and Directors
Steven E. Leber (2)	54,784,157	(3)	64.0%
Joseph Bernstein (2)	54,784,157	(4)	64.0%
Jeffrey S. Mahl	104,167	(5)	*
Ellen Breslau	50,000	(6)	*
Dr. Robert Cohen (2)	54,644,157	(7)	63.6%
Lee Lazarus	41,667	(8)	*
Directors and executive officers as a group (7 persons) (2)	56,716,657	(9)	68.4%

Other 5% stockholders:
GP.com Holding Company, LLC (2)	53,887,491		61.9%

* Less than 1%

(1)	Based on 87,055,814 shares of common stock issued and outstanding as of April 11, 2013.
(2)	The board of managers of GP.com LLC has voting and investment power with respect to securities owned by GP.com LLC. In order to take any action, the approval of a majority of the members of the board of managers is required. Messrs. Leber and Bernstein and Dr. Cohen serve as the only members of the GP.com LLC board of managers. As a result, Messrs. Leber and Bernstein and Dr. Cohen may be deemed to have shared voting and investment power with respect to securities owned by GP.com LLC.
(3)	Includes (i) 53,887,491 shares held by GP.com LLC, (ii) 333,333 shares of common stock underlying options that have vested as of April 11, 2013, (iii) 83,333 shares of common stock underlying options that will vest within sixty (60) days of April 11, 2013, and (iv) an aggregate of 480,000 shares of common stock underlying warrants presently exercisable.
(4)	Includes (i) 53,887,491 shares held by GP.com LLC, (ii) 333,333 shares of common stock underlying options that have vested as of April 11, 2013, (iii) 83,333 shares of common stock underlying options that will vest within sixty (60) days of April 11, 2013, and (iv) an aggregate of 480,000 shares of common stock underlying warrants presently exercisable.
(5)	Includes (i) 83,333 shares of common stock underlying options that have vested as of April 11, 2013 and (ii) 20,833 shares of common stock underlying options that will vest within sixty (60) days of April 11, 2013.
(6)	Includes 50,000 shares of common stock underlying options that have vested as of April 11, 2013.
(7)	Includes (i) 53,887,491 shares held by GP.com LLC, (ii) 333,333 shares of common stock underlying options that have vested as of April 11, 2013, (iii) 83,333 shares of common stock underlying options that will vest within sixty (60) days of April 11, 2013, and (iv) an aggregate of 340,000 shares of common stock underlying warrants presently exercisable.
(8)	Includes (i) 66,667 shares of common stock underlying options that have vested as of April 11, 2013 and (ii) 16,667 shares of common stock underlying options that will vest within sixty (60) days of April 11, 2013.
(9)	Includes (i) 53,887,491 shares held by GP.com LLC, (ii) an aggregate of 1,233,332 shares of common stock underlying options that have vested as of April 11, 2013, (iii) 712,500 shares of common stock underlying options that will vest within sixty (60) days of April 11, 2013, and (iv) an aggregate of 1,000,000 shares of common stock underlying warrants presently exercisable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions between the Company and GP.com LLC prior to the Transaction

On December 30, 2011, we entered into a non-binding letter of intent (the “Letter of Intent”) with GP.com LLC for a proposed transaction. Also on December 30, 2011, in connection with the Letter of Intent, we provided a $500,000 bridge loan to GP.com LLC, secured by a first priority security interest in all of the assets of GP.com LLC. The purpose of this bridge loan was to provide financing and working capital to GP.com LLC in advance of negotiation and closing of the Transaction. We assumed and then cancelled the bridge loan in connection with the Transaction and released all liens related thereto.

Transactions with our Current Directors, Executive Officers and 5% Stockholders

Messrs. Leber and Bernstein each entered into a personal guaranty in favor of the landlord under our office lease. As of January 1, 2012, the remaining term of the lease was forty-five (45) months and the aggregate amount of all lease payments due under the lease after such date was approximately $649,890.

In February 2012, the Company entered into (i) the Leber Note in the principal amount of $78,543 with Steven E. Leber, our Chairman and Co-Chief Executive Officer; (ii) the Bernstein Note in the principal amount of $78,543 with Joseph Bernstein, our Co-Chief Executive Officer, Chief Financial Officer, Treasurer and member of our Board of Directors; (iii) the Meadows Note in the principal amount of $308,914 with Meadows, an entity controlled by Dr. Robert Cohen, a member of our Board of Directors; and (iv) the LBG Note in the principal amount of $612,500 with LBG, an entity controlled by Messrs. Leber and Bernstein. Payment of the foregoing notes is guaranteed by GP.com LLC, an entity controlled by Messrs. Leber and Bernstein and Dr. Cohen. In addition, payment of the Meadows Note is guaranteed by Messrs. Leber and Bernstein. The Meadows Note is secured by a first priority security interest in the assets of GP.com LLC. The foregoing notes reflect our assumption of such liabilities of GP.com LLC in connection with the Transaction.

In November 2012, we borrowed an aggregate of $450,000 from two individuals on an unsecured basis pursuant to the November Notes. Payment of the November Notes is guaranteed by Messrs. Leber and Bernstein. In connection with such guaranty, the Company and Messrs. Leber and Bernstein entered into an agreement pursuant to which the Company agreed to indemnify Messrs. Leber and Bernstein for any losses incurred by either of them relating to such guaranty.

In December 2012, we issued $950,000 in principal amount of our Existing Bridge Notes in a private placement. Payment of the Existing Bridge Notes is guaranteed by Messrs. Leber and Bernstein and Dr. Cohen pursuant to the Existing Bridge Notes Guaranty.

In December 2012, in connection with the Existing Bridge Notes Guaranty, the Company and Messrs. Leber and Bernstein and Dr. Cohen entered into the Guaranty Indemnification Agreement pursuant to which the Company agreed to indemnify each of the foregoing in connection with any losses incurred by them in connection with the Existing Bridge Notes Guaranty. In connection with the Guaranty Indemnification Agreement, Messrs. Leber and Bernstein each received a five-year warrant to purchase 380,000 shares of our common stock and Dr. Cohen received a five-year warrant to purchase 240,00 shares of our common stock. The exercise price of each warrant is $0.50 per share.

In February 2013, we borrowed an aggregate of $300,000 from Messrs. Leber and Bernstein and Dr. Cohen pursuant to the February Notes. In connection with such February Notes, Messrs. Leber and Bernstein and Dr. Cohen each received a five-year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share.

Transactions with our Former Directors, Executive Officers and 5% Stockholders

The Contribution Agreement contains provisions requiring us to continue to afford our former officers and directors immediately prior to the closing of the Transaction certain rights to exculpation and indemnification for acts or omissions occurring prior to February 23, 2012 and requiring us to maintain directors’ and officers’ insurance in favor of such former directors and officers.

On May 23, 2011, we entered into an asset purchase agreement with Emerald Star, an entity newly formed and controlled by Ronald R. Helm, our then President, Chief Executive Officer and Director. On August 31, 2011, pursuant to the asset purchase agreement, we sold to Emerald Star substantially all of the assets and liabilities related to our core business of providing specialty reference laboratory services and clinical biomarker services.

Item 14.	Principal Accounting Fees and Services.

Effective as of February 23, 2012, the closing date of the Transaction, the Board approved the engagement of Daszkal Bolton LLP (“Daszkal”) as our independent registered public accounting firm. Daszkal audited the financial statements of GP.com LLC for the periods ended December 31, 2011 and 2010. As a result, effective as of February 23, 2012, the Board dismissed PMB Helin Donovan, LLP (“PMBHD”) as our independent registered public accounting firm.

PMBHD’s reports on our financial statements as of and for the fiscal years ended June 30, 2011 and 2010 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended June 30, 2011 and 2010 and through PMBHD’s dismissal on February 23, 2012, there were (i) no disagreements with PMBHD on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PMBHD, would have caused PMBHD to make reference to the subject matter of the disagreements in connection with its reports and (ii) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

The following table shows the fees accrued or paid to our independent registered public accounting firms for the year ended December 31, 2012, the transition period from July 1, 2011 to December 31, 2011, and for our former fiscal year ended June 30, 2011:

	2012		Transition
	Daszkal (1)	PMBHD (2)	Period (3)	2011 (4)
Audit Fees (5)	$97,110	$6,750	$13,000	$83,888
Audit-Related Fees (6)	28,203	-	-	2,392
Tax Fees (7)	25,030	-	-	-
All Other Fees	-	-	-	-

(1)	Reflects payments to Daszkal from February 23, 2012, the date on which Daszkal was appointed as our independent registered public accounting firm, through December 31, 2012.
(2)	Reflects payments to PMBHD from January 1, 2012 through February 23, 2012, the date on which PMBHD was dismissed as our independent registered public accounting firm.
(3)	Reflects payments to PMBHD from July 1, 2011 to December 31, 2011.
(4)	Reflects payments to PMBHD for the fiscal year ended June 30, 2011.
(5)	Reflects fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements included in our Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings.
(6)	Reflects fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and for professional services related to registration statement procedures performed in 2012.
(7)	Reflects fees for tax compliance, tax advice and tax planning services.

We do not have an audit committee. As a result, our Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Certain of the agreements filed as exhibits to this registration statement contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

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

Exhibit Number	Description
3.1	Certificate of Ownership and Merger of GP MergeCo, Inc. into the Company (1)
3.2	Certificate of Designation of Series A Convertible Preferred Stock (1)
3.3	Certificate of Designation of Series B Convertible Preferred Stock (1)
3.4	Amended and Restated Bylaws (1)
3.5	Second Amended and Restated Certificate of Incorporation of the Company, dated December 15, 2009, as amended by Amendment to Second Amended and Restated Certificate of Incorporation of the Company, dated August 31, 2011 (2)
4.1	Warrant issued to Grandparents.com LLC dated February 23, 2012 (1)
4.2	Advisory Warrant issued to John Thomas Financial, Inc. dated February 23, 2012 (1)
4.3	Placement Agent Warrant issued to John Thomas Financial, Inc. dated February 23, 2012 (1)
10.1	Securities Purchase Agreement dated as of February 23, 2012 (1)
10.2	Registration Rights Agreement dated as of February 23, 2012 (1)
10.3	Lock-Up Agreement by and between the Company and Grandparents.com LLC (1)

10.4	Lock-Up Agreement by and between the Company and John Thomas Financial, Inc. (1)
10.5	Employment Agreement dated as of February 23, 2012 by and between the Company and Steven E. Leber (1) +
10.6	Employment Agreement dated as of February 23, 2012 by and between the Company and Joseph Bernstein (1) +
10.7	Employment Agreement dated as of February 23, 2012 by and between the Company and Jeffrey S. Mahl (1) +
10.8	Employment Agreement dated as of February 23, 2012 by and between the Company and Matthew Schwartz (1) +
10.9	Amended and Restated Promissory Note dated as of February 23, 2012 in favor of Steven E. Leber (1) +
10.10	Amended and Restated Promissory Note dated as of February 23, 2012 in favor of Joseph Bernstein (1) +
10.11	Amended and Restated Promissory Note dated as of February 23, 2012 in favor of Meadows Capital, LLC (1) +
10.12	Promissory Note dated as of February 23, 2012 in favor of Leber-Bernstein Group, LLC (1) +
10.13	Grandparents.com, Inc. 2012 Stock Incentive Plan (1) +
10.14	Form of Option Grant Letter (1) +
10.15	Promissory Note dated as of July 29, 2011 in favor of David Ross, as amended (2)
10.16	Reaffirmation of Limited Guaranty (2) +
10.17	Employment Agreement dated as of April 3, 2012 by and between the Company and Ellen Breslau (3) +
10.18	Marketing and Distribution Agreement, effective as of September 1, 2012, by and between Grandparents Health Plans, LLC and Humana MarketPoint, Inc. (4)
10.19	Promissory Note between the Company and Vanessa de Oliveira (5)
10.20	Promissory Note between the Company and Mel Harris (6)
10.21	Amended and Restated Promissory Note between the Company and Mel Harris (7)
10.22	Second Amended and Restated Promissory Note between the Company and Mel Harris *
10.23	Joint and Several Guaranty of Payment by Steven Leber and Joseph Bernstein in favor of Vanessa de Oliveira (8) +
10.24	Joint and Several Guaranty of Payment by Steven Leber and Joseph Bernstein in favor of Mel Harris (9) +
10.25	Contribution and Indemnification Agreement by and among the Company, Steven Leber and Joseph Bernstein regarding the Oliveira Note (10) +
10.26	Contribution and Indemnification Agreement by and among the Company, Steven Leber and Joseph Bernstein regarding the Harris Note (11) +
10.27	Form of Note Purchase Agreement *
10.28	Form of 12% Secured Convertible Promissory Note (12)
10.29	Form of Warrant issued to holders of 12% Secured Convertible Promissory Note (13)
10.30	Security Agreement by the Company and John Thomas Financial, Inc. *
10.31	Limited Guaranty of Payment by Steven Leber, Joseph Bernstein and Dr. Robert Cohen * +
10.32	Contribution and Indemnification Agreement by and among the Company, Steven Leber, Joseph Bernstein and Dr. Robert Cohen * +
10.33	Form of Warrant issued to Steven Leber, Joseph Bernstein and Dr. Robert Cohen pursuant to the Limited Guaranty of Payment * +
10.34	Strategic Alliance Agreement with Starr Indemnity & Liability Company dated January 8, 2013 (14)
10.35	First Amendment to Strategic Alliance Agreement with Starr Indemnity & Liability Company dated April 11, 2013 *
10.36	Form of February Note (15) +
10.37	Form of Warrant issued to holders of February Notes (16) +
10.38	Alliance Agreement with Cegedim Inc. dated March 29, 2013 *
10.39	Form of Securities Purchase Agreement *
10.40	Form of Warrant issued pursuant to Securities Purchase Agreement *
14.1	Code of Ethics (17)
21.1	Subsidiaries *
23.1	Consent of Daszkal Bolton LLP *
31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Co-Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Co-Principal Executive Officers and Principal Financial and Accounting Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Schema ***
101.CAL	XBRL Taxonomy Calculation Linkbase ***
101.DEF	XBRL Taxonomy Definition Linkbase ***
101.LAB	XBRL Taxonomy Label Linkbase ***
101.PRE	XBRL Taxonomy Presentation Linkbase ***

+ Denotes a management contract or compensatory plan or arrangement

* Filed herewith.

** Furnished herewith in accordance with SEC Release 33-8238.

*** Pursuant to Rule 406T of Regulation S-T, such XBRL-related information shall be deemed “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of any other registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

(1)	Incorporated herein by reference to the exhibit of the same number in the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2012 (the “Original 8-K”).
(2)	Incorporated herein by reference to the exhibit of the same number in the Company’s Amendment No. 2 to the Original 8-K filed on Form 8-K/A with the SEC on April 24, 2012.
(3)	Incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-182326).
(4)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 14, 2012.
(5)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 11, 2012.
(6)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 11, 2012.
(7)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 29, 2013, filed with the SEC on February 1, 2013.
(8)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 11, 2012.
(9)	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 11, 2012.
(10)	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 11, 2012.
(11)	Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 11, 2012.
(12)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 7, 2012, filed with the SEC on December 13, 2012.
(13)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 7, 2012, filed with the SEC on December 13, 2012.
(14)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 8, 2013, filed with the SEC on January 10, 2013.
(15)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 26, 2013, filed with the SEC on February 28, 2013.
(16)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 26, 2013, filed with the SEC on February 28, 2013.
(17)	Incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed on September 27, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GRANDPARENTS.COM, INC.

Dated: April 15, 2013	/s/ Joseph Bernstein
Joseph Bernstein
Co-Chief Executive Officer, Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Name	Title	Date

/s/ Steven E. Leber	Chairman, Co-Chief Executive Officer (Principal Executive Officer)	April 15, 2013
Steven E. Leber

/s/ Joseph Bernstein	Director, Co-Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Financial Officer, Principal Accounting Officer)	April 15, 2013
Joseph Bernstein

/s/ Dr. Robert Cohen	Director	April 15, 2013
Dr. Robert Cohen

/s/ Lee Lazarus	Director	April 15, 2013
Lee Lazarus

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Grandparents.com, Inc.

New York, NY

We have audited the accompanying consolidated balance sheets of Grandparents.com, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2012 and 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grandparents.com, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The Company has significant related party transactions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has sustained a net loss, has negative cash flows from operations, and has a working capital deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP

Boca Raton, Florida

April 15, 2013

GRANDPARENTS.COM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$249,116	$347,284
Restricted cash	40,000	40,000
Accounts receivable	53,295	84,922
Other receivable	33,335	-
Prepaid expenses	116,120	254,826
Total current assets	491,866	727,032

Property and equipment, net	79,337	35,170

Other assets:
Security deposits	3,701	3,701
Intangibles, net	4,538,477	5,110,993
Total other assets	4,542,178	5,114,694

Total assets	$5,113,381	$5,876,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,399,087	$596,584
Accrued expenses	189,623	185,191
Accrued management fees	-	512,500
Notes payable, current maturities	1,078,500	900,882
Secured convertible bridge notes, net	812,363	-
Warrant derivative liability	-	211,645
Cumulative preferred return	-	120,488
Total current liabilities	3,479,573	2,527,290

Notes payable, net of current maturities	-	300,000
Total long-term liabilities	-	300,000

Total liabilities	3,479,573	2,827,290

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 150,000,000 shares authorized issued and outstanding 85,755,814 and 16,796,151 at December 31, 2012 and December 31, 2011, respectively	857,558	167,961
Additional paid in capital	16,726,140	7,956,350
Accumulated deficit	(15,949,890)	(5,074,705)
Total stockholders’ equity	1,633,808	3,049,606

Total liabilities and stockholders’ equity	$5,113,381	$5,876,896

See accompanying notes to these consolidated financial statements.

GRANDPARENTS.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011

Revenues:
Advertising revenue	$329,527	$478,133
Total revenue	329,527	478,133

Operating Expenses:
Selling and marketing	1,246,789	104,323
Salaries	2,153,360	897,886
Rent	164,392	157,761
Accounting, legal, SEC filing fees	992,046	110,102
Consulting	586,870	6,270
Equity-based compensation	1,217,081	165,789
Management fees	100,000	600,000
Transaction costs	2,924,592	-
Other general and administrative	787,403	378,311
Depreciation and amortization	854,549	842,187
Total operating expenses	11,027,082	3,262,629

Other income (expenses):
Interest income	3,276	60
Interest expense	(155,713)	(34,730)
Other income (loss), net	52,775	18,633

Total other (expenses)	(99,662)	(16,037)

Loss from operations	(10,797,217)	(2,800,533)

Preferred return expense	(14,265)	(94,408)

Loss before income taxes	(10,811,482)	(2,894,941)

Provision for income taxes	63,703	-

Net loss	$(10,875,185)	$(2,894,941)

Net loss per share-basic and diluted	$(0.18)	$(0.17)

Weighted average common shares outstanding, basic and diluted	61,284,076	16,895,070

See accompanying notes to these consolidated financial statements.

GRANDPARENTS.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011

Cash flows from Operating activities:
Net loss	$(10,875,185)	$(2,894,941)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	854,549	842,187
Equity-based compensation	1,217,081	71,763
Transaction costs	2,924,592	-
Preferred return expense	14,265	94,408
Amortization of discount on zero coupon note payable	34,119	15,882
Amortization of warrants related to bridge notes payable	66,648	-
Change in fair value of warrant derivative liability	(62,334)	211,645
Gain on extinguishment of indebtedness	(52,776)	-
(Increase) decrease in:
Accounts receivable	31,627	222,539
Other receivable	(33,335)	-
Prepaid expenses	138,706	(254,826)
Increase (decrease) in:
Accounts payable	855,279	(30,249)
Accrued management fees	100,000	512,500
Accrued expenses	4,432	83,527
Net cash used in Operating activities	(4,782,332)	(1,125,565)

Cash Flows from Investing activities
Development of intangible assets	(270,482)	-
Purchase of property and equipment	(67,289)	(5,142)
Net cash used in Investing activities	(337,771)	(5,142)

Cash Flows from Financing activities
Payments on notes payable	(525,000)	-
Proceeds from private placement, net	2,667,629	-
Proceeds from issuance of class A units	-	250,000
Proceeds from issuance of promissory notes	450,000	1,065,000
Proceeds from loans and short-term advances	850,000	126,000
Proceeds from exercise of stock options	30,000	-
Proceeds from reverse merger transaction (predecessor cash)	1,549,306	-
Net cash provided by Financing activities	5,021,935	1,441,000

Net (decrease) increase in cash	(98,168)	310,293
Cash, beginning of year	347,284	36,991
Cash, end of year	$249,116	$347,284

Supplemental cash flow information
Income taxes paid	$-	$-
Cash paid for interest	$16,250	$9,021
Conversion of accrued management fees to note payable	$612,500	$-
Reclassification of cumulative preferred return as part of reverse acquisition	$134,753	$-
Reclassification of warrant derivative liability to equity as part of reverse acquisition	$149,311	$-

See accompanying notes to these consolidated financial statements.

GRANDPARENTS.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Convertible		Series B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accum.	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2010	-	$-	-	$-	16,405,756	$164,058	$7,638,491	$(2,179,764)	$5,622,785

Proceeds from private placement	-	-	-	-	390,395	3,903	246,097	-	250,000

Issuance of warrants for services	-	-	-	-	-	-	21,147	-	21,147

Equity based compensation	-	-	-	-	-	-	50,615	-	50,615

Net loss for the period	-	-	-	-	-	-	-	(2,894,941)	(2,894,941)

Balance, December 31, 2011	-	$-	-	$-	16,796,151	$167,961	$7,956,350	$5,074,705)	$3,049,606

Reverse acquisition (recapitalization) activity:
Net assets acquired in reverse acquisition	-	-	-	-	-	-	1,549,093	-	1,549,093
Issuance of equity and advisory warrants for transaction costs	1	-	-	-	-	-	2,924,592	-	2,924,592
Reclassification of warrant derivative liability	-	-	-	-	-	-	149,310	-	149,310
Conversion of cumulative preferred return obligation to capital	-	-	-	-	-	-	134,753	-	134,753
Conversion of bridge loan to capital	-	-	-	-	-	-	500,000	-	500,000

Proceeds from private equity placement	-	-	3,000,000	30,000	-	-	2,620,273	-	2,650,273

Issuances of common shares from exercise of options	-	-	-	-	100,000	1,000	29,000	-	30,000

Issuance of common shares for services	-	-	-	-	75,000	750	32,250	-	33,000

Conversion of Series A preferred shares	(1)	-	-	-	55,887,491	558,875	(558,875)	-	-

Conversion of Series B preferred shares	-	-	(3,000,000)	(30,000)	12,897,172	128,972	(98,972)	-	-

Equity based compensation	-	-	-	-	-	-	1,184,081	-	1,184,081

Warrant discount on secured convertible bridge notes	-	-	-	-	-	-	304,285	-	304,285

Net loss for the period	-	-	-	-	-	-	-	(10,875,185)	(10,875,185)

Balance, December 31, 2012	-	$-	-	$-	85,755,814	$857,558	$16,726,140	$(15,949,890)	$1,633,808

See accompanying notes to these consolidated financial statements.

GRANDPARENTS.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

1. Organization and Basis of Presentation

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

On February 23, 2012, Grandparents.com LLC (“GP”) entered into an Asset Contribution Agreement to transfer the net assets that comprise the Grandparents.com business to NorWesTech, Inc., a then “public shell” company, which was accounted for as a reverse acquisition. References to Grandparents.com LLC or GP in these consolidated financial statements refer to transactions that occurred prior to the consummation of the Asset Contribution Agreement.

In exchange for the contribution of the net assets of the Grandparents.com business, GP received one (1) share of Series A Convertible Preferred Stock of the Company, representing approximately 65% of the issued and outstanding shares of the Company. The Series A Convertible Preferred Stock automatically converted into 55,887,491 shares of the Company’s Common Stock upon the date on which the Company filed an amendment to its Certificate of Incorporation to increase the number of authorized shares of Common Stock to 150,000,000. In addition, GP received a warrant (“GP Warrant”), with an exercise price of $0.01 per share and exercisable for five (5) years, to purchase additional shares of the Company’s Common Stock, with the number of shares into which the GP Warrant is convertible being subject to adjustment (i) for the Shortfall Amount, as defined in the Asset Contribution Agreement and (ii) to retain GP’s 65% ownership in the event any of the 342,813 warrants issued and outstanding by NorWesTech, Inc. are exercised. As of December 31, 2012, 117,625 of these warrants expired unexercised on August 27, 2012, and 225,188 warrants having an exercise price of $1.60 per share and an expiration date of March 8, 2013 remain issued and outstanding.

As compensation for advisory services in connection with the reverse acquisition, the Company granted a warrant (“Advisory Warrant”) to purchase up to 5,588,749 shares of the Company’s Common Stock. The Advisory Warrant has an exercise price of $0.23 per share and a term of five (5) years. The grant date fair value of the Advisory Warrant was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate 1.04%; expected term 5.0 years; expected volatility 109%; stock price $0.60. These assumptions resulted in a grant date fair value of the warrant of $2,924,592, which has been reflected as a charge in the consolidated statement of operations for the year- ended December 31, 2012.

Concurrently with the reverse acquisition, the Company sold 3,000,000 shares of Series B Convertible Preferred Stock for total gross proceeds of $3,000,000. The Series B Convertible Preferred Stock automatically converted into 12,897,172 shares of the Company’s Common Stock upon the date on which the Company filed an amendment to its Certificate of Incorporation to increase the number of authorized shares of Common Stock to 150,000,000. In connection with the financing, the Company granted a warrant to the placement agent (“Placement Agent Warrant”) to purchase up to 1,289,711 shares of the Company’s Common Stock. The Placement Agent Warrant has an exercise price of $0.23 per share and a term of five (5) years. The grant date fair value of the Placement Agent Warrant was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate 1.04%; expected term 5.0 years; expected volatility 109%; stock price $0.60. These assumptions resulted in a grant date fair value of the warrant of $674,906, which has been reflected in the consolidated balance sheet as a reduction of the gross proceeds raised in the financing.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Grandparents.com, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company has included the results of NorWesTech, Inc. from the date of the acquisition. Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2012 and 2011, there were no cash equivalents.

Accounts Receivable

Accounts receivable are reported in the balance sheet net of an allowance for doubtful accounts. The Company estimates the allowance based on an analysis of specific clients, taking into consideration the age of past due accounts, the client’s payment history and an assessment of the client’s ability to pay. At December 31, 2012 and 2011, the Company determined that no allowance for doubtful accounts was necessary.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three (3) to seven (7) years. Incidental expenditures for maintenance and repairs are charged against operations. Renewals and betterment that materially extend the life of assets are capitalized. The Company reviews the valuation of fixed assets and the remaining economic lives annually and adjusts depreciation accordingly.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets, which include property and equipment and identifiable intangible assets, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Events and circumstances that may indicate that an asset is impaired may include significant decreases in the market value of an asset, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces as well as other factors.

If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. In testing for a potential impairment of goodwill, the Company will first compare the estimated fair value of each reporting unit with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the respective reporting units of the Company is less than book value, then the Company is required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as its customer base, software and technology and trademarks. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.

Revenue Recognition

The Company recognizes revenue from arrangements with advertisers and third-party affiliates, generally on the basis of impressions, at an agreed upon cost per thousand impressions (“CPM”). This revenue is recognized on a net basis in the period in which the impressions occur.

Revenue is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The Company considers amounts to be earned when persuasive evidence of an arrangement exists, delivery of services has occurred, price is fixed or determinable, and collectability is reasonably assured.

Advertising

The Company’s policy is to report advertising costs as expensed in the periods in which the costs are incurred. The total amounts charged to advertising expenses were $97,828 and $104,323 for the years ended December 31, 2012 and 2011.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash, short-term accounts receivable, and payables. The Company believes that the carrying amounts approximate fair value due to their short-term nature and market interest rates.

Equity-Based Compensation

The Company accounts for equity-based awards to employees and others at fair value, measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period. Fair value of equity-based compensation arrangements are estimated using the Black-Scholes option pricing model.

Income Taxes

Deferred income taxes are recognized for differences between financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates in effect for the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the realizability of deferred tax assets and recognizes a valuation allowance for its deferred tax assets when it is more likely than not that a future benefit on such deferred tax assets will not be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in its income tax (benefit) provision in the accompanying statements of operations.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-02, requiring the presentation of significant amounts reclassified out of accumulated other comprehensive income to the respective line items in the statement of operations. For those amounts required by U.S. GAAP to be reclassified to earnings in their entirety in the same reporting period, this presentation is required either on the statement of operations or in a single footnote. For items that are not required to be reclassified in their entirety to earnings, the presentation requirement can be met by cross-referencing disclosures elsewhere in the footnotes. For public companies, these amendments are effective prospectively for reporting periods beginning after December 15, 2012. The new guidance affects disclosures only and will have no impact on our results of operations or financial position.

In January 2013, the FASB issued accounting Standards Update, or ASU, No. 2013-01, to clarify the scope of ASU, No. 2011-11, issued in November 2011. ASU No. 2011-11 was issued to amend the disclosure requirements about offsetting assets and liabilities. The original guidance essentially clarified the FASB’s intent concerning the application of existing offsetting disclosure requirements. Entities were required to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions when those activities are subject to an agreement similar to a master netting arrangement. This scope was clarified and revised in January 2013 to only include derivatives, repurchase agreements, reverse repurchase agreements, securities borrowing and securities lending arrangements. The objective of this disclosure is to move toward consistency between U.S. GAAP and International Financial Reporting Standards (IFRS). This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods and requires retrospective disclosures for all comparative periods presented. The adoption of this guidance will impact our financial statement disclosures, but it will not affect our financial position or results of operations.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact to our business.

3. Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of approximately $10.9 million and used approximately $4.8 million in cash for operating activities during the year ended December 31, 2012. Without additional capital from existing or outside investors or further financing, the Company’s ability to continue to implement its business plan may be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. Property and Equipment

Property and equipment consisted of the following at December 31, 2012 and 2011:

	Estimated Useful	December 31,	December 31,
	Lives (in Years)	2012	2011
Furniture and fixtures	7	$21,495	$14,033
Computers and equipment	5-7	82,676	34,419
		104,171	48,452
Less: accumulated depreciation		(24,834)	(13,282)
Property and equipment, net		$79,337	$35,170

Depreciation expense for the years ended December 31, 2012 and 2011 was $11,552 and $8,855, respectively.

5. Intangible Assets

Intangible assets consisted of the following at December 31, 2012 and 2011:

	Estimated Useful	December 31,	December 31,
	Lives (in Years)	2012	2011
URL and trademarks	15	$5,000,000	$5,000,000
Website and mobile application development	3	770,482	500,000
Customer relationships	3	1,000,000	1,000,000
		6,770,482	6,500,000
Less: accumulated amortization		(2,232,005)	(1,389,008)
Intangible assets, net		$4,538,477	$5,110,992

Amortization expense related to finite lived intangible assets amounted to $842,997 and $833,333 for the years ended December 31, 2012 and 2011, respectively. The future amortization expense for each of the five succeeding years related to all finite lived intangible assets that are currently recorded in the balance sheets is estimated to be as follows at December 31, 2012:

For the Years Ending December 31,
2013	$600,577
2014	423,494
2015	413,830
2016	333,333
2017	333,333
Thereafter	2,433,910
$4,538,477

6. Notes Payable

During 2011, three (3) of GP’s members advanced an aggregate of $126,000 to the Company. The advances bear interest at 5% per annum, and were originally due and payable on December 31, 2012.

In June 2011, GP entered into a $300,000 note payable agreement with one of its members. The note bears interest at 5% per annum, with interest-only payments commencing on May 1, 2011 through the maturity date, April 1, 2013. The note was secured by substantially all of GP’s assets.

In July 2011, three (3) of GP’s members provided short-term loans to GP in the aggregate amount of $40,000. The loans bear interest at 5% per annum and were scheduled to mature on December 31, 2011. The loans were convertible into Class A Units of GP at a conversion price of $1.60 per unit. The difference between the effective conversion price of the loans into Class A Units, and the fair value of the Class A Units on the date of issuance of the loans, did not result in the recognition of a beneficial conversion feature since the fair value of the Class A Units was significantly lower than the then effective conversion price.

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

During the fourth quarter of 2012, the Company issued five (5) separate Convertible Bridge Notes totaling $1,300,000, pursuant to a note purchase agreement dated December 7, 2012. All of these notes accrue interest at 12% per annum. One of these notes in the amount of $250,000 matured during 2012 and was repaid on December 14, 2012. The four remaining notes totaling $1,050,000 mature during the second quarter of 2013. All of the Bridge notes are contingently convertible into shares of the Company’s common stock at a conversion price of 75% of the price per share issued by the Company in a Qualified Financing (defined as an equity financing of not less than $7,000,000). The difference between the effective conversion price of the convertible notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the convertible notes, resulted in a beneficial conversion feature in the amount of $262,500. In accordance with ASC 470-20, because the notes are convertible upon the occurrence of a contingent future event (the Qualified Financing), the contingent beneficial conversion feature has been measured at the issuance date, but is not reflected in the statement of operations until the contingency is met.

In connection with the issuances of the Bridge Notes, the Company granted five-year warrants to purchase an aggregate of 1,075,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The Company has accounted for the warrants issued in connection with the notes payable in accordance with the provisions of ASC 370-20 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The warrants were valued at their fair value of $0.27 to $0.32 per warrant using the Black-Scholes method with the following assumptions: share price = $0.30 to $0.35, volatility = 156%, risk-free rate = 1.54%. The relative fair values of the warrants, based on an allocation of the value of the notes payable and the value of the warrants issued in connection with the notes payable, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $304,285, and is being amortized to interest expense over the expected term of the notes payable. The discount interest expense for the year ended December 31, 2012 was $66,648.

Interest expense charged to operations amounted to $155,713 and $34,730 for the years ended December 31, 2012 and 2011, respectively. The principal amount of all note payable obligations at December 31, 2012 is $2,128,500, and matures during the year ending December 31, 2013.

7. Stockholders’ Equity

On February 23, 2012, the Board of Directors approved an amendment to the Corporation’s Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 30,000,000 to 150,000,000 shares. As of December 31, 2012, the Company has 85,755,814 shares of common stock issued and outstanding.

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

During 2012, the Company issued 100,000 common shares upon exercise of employee stock options.

During 2012, the Company issued 75,000 common shares for services valued at $33,000.

8. Stock Based Compensation

2012 Stock Incentive Plan

On February 23, 2012, the Company approved the Board of Directors’ recommendation to adopt the 2012 Stock Incentive Plan (“2012 Plan”), which provides for up to 10,317,691 shares of the Company’s common stock, for issuance to employees, officers, directors, consultants, agents, advisors, and independent contractors who provide services to the Corporation under the 2012 Plan.

The Company granted options to purchase 7,535,000 shares of common stock under the 2012 Plan to its officers, directors, employees and consultants during the year ended December 31, 2012. The options had exercise prices ranging from $0.30 to $0.63 per share and a grant date fair value ranging from $0.27 to $0.56 per option. The options expire ten years from the date of grant.

The weighted average grant date fair value of options granted during 2012 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatility was estimated using the average volatility rates of several public companies that management considers industry peers in a similar life-cycle phase, and a weighted component volatility of the Company through the third quarter of 2012. For the fourth quarter of 2012, the Company used a weighted average of its own stock and considers this to be a better measure of share price volatility. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived from historical experience.

Risk-free interest rate	1.04-2.30%
Expected life (years)	10
Expected volatility	108-156%
Dividend yield	-

A summary of option activity and changes under the 2012 Plan as of December 31, 2012 and during the year ended December 31, 2012 is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2011	-	$-	-
Granted	7,535,000	0.56	9.25
Exercised	-	-	-
Expired	-	-	-
Forfeited	(330,000)	0.60	-
Outstanding at December 31, 2012	7,205,000	$0.56	9.25	$-

Exercisable at December 31, 2012	2,112,504	$0.51	9.25	$-

The compensation expense recognized under the Plan was $1,022,437 for the year ended December 31, 2012. As of December 31, 2012, there was $2,423,032 of total unrecognized compensation cost related to non-vested equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remaining vesting period of 35 months.

Other

At December 31, 2012, GP had outstanding options to purchase 466,667 Class A units of GP under its 2010 Stock Option Plan and outstanding warrants to purchase 437,500 Class A units of GP. In addition, GP granted 50,000 restricted shares during the year ended December 31, 2012. Since the employees and consultants to whom these options and warrants were granted continue to provide services to the Company, the Company recorded an equity compensation charge of $114,329 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $114,446 related to non-vested equity-based compensation arrangements granted by GP continue to be recognized by the Company over the remaining vesting period of 21 months.

As of December 31, 2012, NorWesTech, Inc. (predecessor) had 300,000 options outstanding under its 2005 Stock Incentive Plan. In accordance with the terms of the Asset Contribution Agreement, these options became fully vested and exercisable as of the date of the transaction (February 23, 2012). Due to the immediate vesting provision, and since these employees no longer provide services to the Company, the Company recorded a charge in the amount of $98,190 during year ended December 31, 2012. There is no remaining unrecognized compensation charge related to these options.

As of December 31, 2012, NorWesTech, Inc. (predecessor) had warrants outstanding to purchase an aggregate of 117,625 shares of Common Stock having an exercise price of $0.51 per share with an expiration date of August 27, 2012 and warrants outstanding to purchase an aggregate of 225,188 shares of Common Stock having an exercise price of $1.60 per share with an expiration date of March 8, 2013.  These warrants were not cancelled in the reverse merger transaction and remain outstanding.

9. Income Taxes

The income tax expense reconciled to the tax expense computed at the statutory rate was approximately as follows during the year ended December 31, 2012. GP was a non-public limited liability company for the year ended December 31, 2011, therefore no income tax information is provided for that comparative period.

	2012
Tax on income (loss) before income tax	$(3,697,563)	(34.0)%

Effect of other permanent differences	75,584	0.7%

Effect of operations not subject to tax at the corporate level	358,724	3.3%

Effect of state taxes (net of federal benefit)	(1,030,085)	(9.5)%

Change in entity tax status	(2,867,826)	(26.4)%

Increase in valuation allowance	7,224,869	66.4%

Income tax provision	$63,703	0.6%

Significant components for income taxes attributable to continuing operations for the year ended December 31, 2012 are as follows:

2012
Current:
Federal	$51,260
State	12,443
Total current	63,703

Deferred:
Federal	-
State	-
Total deferred	-
Total tax provision	$63,703

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are approximately as follows at December 31:

2012
Net deferred tax asset:
Net operating loss carryforward	$8,179,447
Stock based compensation	529,017
Accrued vacation	6,330
Alternative minimum tax credit carryforward	50,817
Deferred income tax assets	8,765,611

Deferred income tax liabilities:
Fixed assets	(5,114)
Intangible assets	(1,535,628)
Deferred income tax liabilities	(1,540,742)

Less valuation allowance	(7,224,869)

Net deferred tax assets	$-

As of December 31 2012 the Company had $8,110,498 in net operating carryforwards, which expire in 2032. In addition, the company has $13,435,546 in net operating loss carryforwards that expire in 2018 - 2031 and are subject to an Internal Revenue Code Sec 382 limitation due to the ownership change in February of 2012.

NorWesTech, Inc. had net operating loss carryforwards in the amount of $13,435,546 at February 23, 2012, the date of the GP Asset Contribution Agreement.  In addition, GP previously was taxed as a partnership for income tax purposes.  A deferred tax liability was recognized for the temporary basis differences in the net assets that comprised the GP business that was transferred to NorWesTech, Inc.  As a result, the Company recorded a deferred tax asset of $4,618,903, a deferred tax liability of $1,751,077, and a valuation allowance for the net deferred tax asset in the amount of $2,867,826.

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statements and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company maintains a full valuation allowance for its net deferred tax assets, as the Company’s management has determined that it is more likely than not that the Company will not generate sufficient future taxable income to be able to utilize these deferred assets

Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than 50% change in ownership). As a result of these provisions, utilization of the net operating loss carryforwards and credit carryforwards may be limited.

10. Commitments

The Company leases an office facility in New York, NY under a three-year operating lease. The lease requires monthly payments of $13,333 and includes an annual escalation of 2.5%. The future minimum lease payments required under the office facility operating lease as of December 31, 2012, are as follows:

For the Years Ending December 31,

2013	$126,072
$126,072

GP has issued a letter of credit totaling $40,000, which is held as collateral for performance under the operating lease. The letter of credit is secured by deposits at a financial institution, and has been recorded as restricted cash in the balance sheets at December 31, 2012 and December 31, 2011.

Rent expense recognized under operating leases was $164,392 and $157,761 for the years ended December 31, 2012 and 2011, respectively.

During May 2012, the Company entered into an agreement with an investor relations firm, to provide investor relations services to the Company. The agreement is for a term of three-months, from May 2012 to July 2012, and requires a cash payment of $10,000 per month and the issuance of a total of 75,000 restricted shares of the Company’s common stock. The agreement also provides the Company with options for three (3) additional three-month renewal periods, in exchange for a cash payment of $10,000 per month and an additional 75,000 restricted shares per renewal. The Company valued the 75,000 restricted shares at its fair value of $33,000, which amount is being charged to expense over the three-month term of the agreement. The Company did not exercise the renewal periods.

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

11. Concentrations

As of December 31, 2012, four customers represented approximately 59% of GP’s accounts receivable and approximately 54% of GP’s revenues earned during 2012. As of December 31, 2011, four customers represented approximately 54% of GP’s accounts receivable and approximately 47% of GP’s revenues earned during 2011.

12. Subsequent Events

On January 1, 2013, the Company issued five-year warrants to purchase an aggregate of 2,000,000 shares of its common stock in exchange for services to be performed for the Company by the recipient. Upon issuance, the warrants were immediately vested and exercisable with respect to 500,000 shares of common stock. The warrants shall vest and become exercisable with respect to the remaining 1,500,000 shares of common stock in equal monthly installments commencing on January 31, 2014 and ending on December 31, 2016. The warrants have an exercise price of $0.30 per share and may be exercised on a cashless basis.

On January 8, 2013, the Company issued a five-year warrant to purchase 3,000,000 shares of its common stock in exchange for services performed for the Company by the recipient. The warrant was fully vested and exercisable upon issuance. The warrant has an exercise price of $0.60 per share and may be exercised on a cashless basis. The exercise price and number of shares for which the warrant is exercisable are subject to adjustments for certain customary events.

On January 29, 2013 and February 1, 2013,the Company issued two 12% secured convertible promissory notes with each in the principal amount of $50,000 and a warrant to purchase shares of the Company’s common stock, par value $.01 per share, at an exercise price of $0.50 per share.

During January 2013, the Company granted options to purchase 309,000 shares of common stock under the 2012 Plan to its employees. The options had exercise price of $0.30 per share and were fully vested at the date of the grant. The options expire ten years from the date of grant.

On February 26, 2013, the Company entered into four $100,000 promissory notes with Steven Leber, Joseph Bernstein, Dr. Robert Cohen, and Mel Harris. The notes are unsecured, accrue interest at a rate of 10% per annum and mature on the earlier of March 1, 2014 or the closing of a single transaction that results in aggregate gross proceeds to the Company of $10,000,000. In connection with the issuance of the Promissory Notes, the Company issued to each Lender a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share.

In April 2013, the Company sold 800,000 shares of common stock in two private transactions with an accredited investor for an aggregate purchase price of $200,000.  In connection with such sale, the Company issued to such investor five-year warrants to purchase an aggregate of 200,000 shares of common stock at an exercise price of $0.25 per share.

In April 2013, the Company commenced a private offering (the “Current Offering”) of up to $7.5 million of units, each consisting of a 12% convertible promissory note in the principal amount of $50,000 (collectively, the “New Bridge Notes”) and a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.50 per share (collectively, the “New Bridge Warrants”).  The New Bridge Notes will accrue interest at the rate of 12% per annum and, unless previously prepaid or converted, principal and interest under the New Bridge Notes is payable on the earlier of (i) June 1, 2014 or (ii) the closing of an equity financing by the Company for gross cash proceeds to the Company of not less than $10,000,000.  Proceeds from this offering are expected to be used, in part, to repay the Existing Bridge Notes to the extent the same are not repaid or converted.

On April 11, 2013, the Company and Starr Indemnity & Liability Company (“Starr”), a wholly owned subsidiary of Starr International Company, Inc., entered into an amendment to that certain Strategic Alliance Agreement dated January 8, 2013 by and between the Company and Starr. The Amendment provides for additional compensation payable to Starr under the agreement in the form of a warrant to acquire up to 25% of the outstanding equity of the Company based on the number of shares of the Company’s common stock outstanding as of January 8, 2013. The amendment provides that the warrant will vest as follows: (i) one-fourth of the warrant will vest upon issuance, and (ii) the unvested portion of the warrant will vest in three equal annual installments commencing on March 1, 2014, provided, that the unvested portion of the warrant will immediately cease to vest upon the termination or expiration of the agreement, as amended. The warrant is in the process of being negotiated with Starr and, accordingly, the warrant has not yet been issued.

