Form 10-Q
period 2013-03-31
GRANDPARENTS.COM, INC.
filed 2013-05-20
CIK 1020475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

As of May 15, 2013, there were 86,255,814 shares of the registrant’s common stock, $.01 par value per share, outstanding.

GRANDPARENTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2013

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$190,757	$249,116
Restricted cash	40,000	40,000
Accounts receivable	110,339	53,295
Other receivable	26,716	33,335
Prepaid expenses	88,694	116,120
Total current assets	456,506	491,866

Property and equipment, net	76,444	79,337

Other assets:
Security deposits	3,701	3,701
Intangibles, net	4,325,092	4,538,477
Total other assets	4,328,793	4,542,178

Total assets	$4,861,743	$5,113,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,638,510	$1,399,087
Accrued expenses	131,326	189,623
Deferred officer salary	118,750	-
Notes payable, current maturities	1,278,500	1,078,500
Convertible bridge notes, net	1,182,256	812,363
Liability for stock to be issued	150,000	-
Total current liabilities	4,499,342	3,479,573

Total liabilities	4,499,342	3,479,573

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 150,000,000 shares authorized issued and outstanding 86,255,814 and 85,755,814 at March 31, 2013 and December 31, 2012, respectively	862,558	857,558
Additional paid in capital	18,194,133	16,726,140
Accumulated deficit	(18,694,290)	(15,949,890)
Total stockholders’ equity	362,401	1,633,808

Total liabilities and stockholders’ equity	$4,861,743	$5,113,381

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues:
Advertising revenue	$122,859	$66,794
Total revenue	122,859	66,794

Operating Expenses:
Selling and marketing	88,229	40,726
Salaries	492,007	376,408
Rent	42,025	41,000
Accounting, legal, SEC filing fees	133,683	315,891
Consulting	155,835	70,825
Equity-based compensation	1,378,548	217,546
Management fees	-	100,000
Transaction costs	-	2,924,592
Other general and administrative	129,275	247,764
Depreciation and amortization	228,141	210,546
Total operating expenses	2,647,743	4,545,298

Other income (expenses):
Interest income	22	3,226
Interest expense	(219,538)	(20,922)
Other income (expense), net	-	3,268

Total other income (expenses)	(219,516)	(14,428)

Loss from operations	(2,744,400)	(4,492,932)

Preferred return expense	-	14,265

Net loss before income taxes	(2,744,400)	(4,507,197)

Provision for income taxes	-	-

Net loss	$(2,744,400)	$(4,507,197)

Net loss per share-basic and diluted	$(0.03)	$(0.27)

Weighted average common shares outstanding, basic and diluted	86,255,814	16,836,810

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from Operating activities:
Net loss	$(2,744,400)	$(4,507,197)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	228,141	210,546
Equity-based compensation	1,378,548	217,546
Transaction costs	-	2,924,592
Preferred return expense	-	14,265
Amortization of discount on zero coupon note payable	-	12,268
Amortization of warrants related to bridge notes payable	170,123	-
Change in fair value of warrant derivative liability	-	(62,334)
(Increase) decrease in:
Accounts receivable, net	(57,044)	12,267
Other receivable	6,619	-
Prepaid expenses	21,641	142,992
Increase (decrease) in:
Accounts payable	240,103	(22,899)
Accrued management fees	-	100,000
Accrued expenses	(58,297)	13,818
Deferred officer salary	118,750	-
Net cash used in Operating activities	(695,816)	(944,136)

Cash Flows from Investing activities
Development of intangible assets	(12,543)	-
Net cash used in Investing activities	(12,543)	-

Cash Flows from Financing activities
Proceeds from private placement, net	-	2,641,292
Proceeds received for stock to be issued	150,000	-
Proceeds from loans and short-term advances	500,000	-
Proceeds from reverse merger transaction (predecessor cash)	-	1,543,255
Net cash provided by Financing activities	650,000	4,184,547

Net increase (decrease) in cash	(58,359)	3,240,411
Cash, beginning of period	249,116	347,284
Cash, end of period	$190,757	$3,587,695

Supplemental cash flow information
Income taxes paid	$-	$-
Cash paid for interest	$3,750	$2,500
Conversion of accrued management fees to note payable	$-	$512,500
Reclassification of cumulative preferred return as part of reverse acquisition	$-	$134,753
Reclassification of warrant derivative liability to equity as part of reverse acquisition	$-	$149,311

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

In exchange for the contribution of the net assets of the Grandparents.com business, GP received one (1) share of Series A Convertible Preferred Stock of the Company, representing approximately 65% of the issued and outstanding shares of the Company. The Series A Convertible Preferred Stock automatically converted into 55,887,491 shares of the Company’s Common Stock upon the date on which the Company filed an amendment to its Certificate of Incorporation to increase the number of authorized shares of Common Stock to 150,000,000. In addition, GP received a warrant (“GP Warrant”), with an exercise price of $0.01 per share and exercisable for five (5) years, to purchase additional shares of the Company’s Common Stock, with the number of shares into which the GP Warrant is convertible being subject to adjustment (i) for the Shortfall Amount, as defined in the Asset Contribution Agreement and (ii) to retain GP’s 65% ownership in the event any of the 342,813 warrants issued and outstanding by NorWesTech, Inc. are exercised. As of March 31, 2013, all 342,813 of such warrants have expired unexercised.

As compensation for advisory services in connection with the reverse acquisition, the Company granted a warrant (“Advisory Warrant”) to purchase up to 5,588,749 shares of the Company’s Common Stock. The Advisory Warrant has an exercise price of $0.23 per share and a term of five (5) years. The grant date fair value of the Advisory Warrant was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate 1.04%; expected term 5.0 years; expected volatility 109%; stock price $0.60. These assumptions resulted in a grant date fair value of the warrant of $2,924,592, which has been reflected as a charge in the condensed consolidated statement of operations for the three-months ended March 31, 2012.

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

These condensed consolidated financial statements should be read in conjunction with the December 31, 2012 and 2011 financial statements and related notes of the Company included in the Company’s Annual Report on Form 10-K filed April 15, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2012 was derived from the Company’s audited financial statements for the year ended December 31, 2012, but does not include all disclosures required by U.S. GAAP. However, the Company believes the disclosures are adequate to make the information presented not misleading.

3. Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred a net loss of approximately $2.7 million and used approximately $696,000 in cash for operating activities during the three-month period ended March 31, 2013. Without additional capital from existing or outside investors or further financing, the Company’s ability to continue to implement its business plan may be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Intangible assets, net, consisted of the following at March 31, 2013 and December 31, 2012:

	Estimated Useful	March 31,	December 31,
	Lives (in Years)	2013	2012
URL and trademarks	15	$5,000,000	$5,000,000
Website and mobile application development	3	783,025	770,482
Customer relationships	3	1,000,000	1,000,000
		6,783,025	6,770,482
Less: accumulated amortization		(2,457,933)	(2,232,005)
Intangible assets, net		$4,325,092	$4,538,477

Amortization expense related to finite lived intangible assets amounted to $225,928 and $208,233 for the three-months ended March 31, 2013 and 2012, respectively. The future amortization expense for each of the five succeeding years related to all finite lived intangible assets that are currently recorded in the balance sheets is estimated as follows at March 31, 2013:

For the Years Ending December 31,
2013	$465,365
2014	426,935
2015	415,549
2016	333,333
2017	333,333
Thereafter	2,350,577
$4,325,092

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

In December 2011, the Company consummated a $500,000 Bridge Loan with NorWesTech, Inc. and executed a Letter of Intent with that company for a contribution of all the assets and liabilities of the Company into the public entity in a transaction to be accounted for as a reverse acquisition. The public entity’s assets consisted exclusively of $2.3 million in cash (unaudited). The Company simultaneously executed an engagement agreement with an investment bank to effect a private placement of $3 million, on a best efforts basis, in a secondary offering of the public company’s common shares, to be closed at the same time as the reverse acquisition. The acquisition and private placement transactions were consummated on February 23, 2012, with the Bridge Loan being repaid out of the closing cash received from NorWesTech, Inc. See Note 1.

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

In November 2012, the Company issued two (2) separate promissory notes totaling $450,000 (the “November Notes”). The November Notes are unsecured and accrue interest at 10% per annum. One of the November Notes in the principal amount of $250,000 was paid in full prior to maturity in December 2012. The other November Note, in the principal amount of $200,000, has been amended and restated and currently matures on July 1, 2013.

In December 2012 and January 2013, the Company issued five (5) separate 12% Secured Convertible Notes totaling $950,000 pursuant to a note purchase agreement dated December 7, 2012. Two (2) of these notes (in the aggregate principal amount of $100,000, were issued in January 2013. All of the 12% Secured Convertible Notes accrue interest at 12% per annum. The 12% Secured Convertible Notes are contingently convertible into shares of the Company’s common stock at a conversion price of 75% of the price per share issued by the Company in a Qualified Financing (defined as an equity financing of not less than $7,000,000). The difference between the effective conversion price of the convertible notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the convertible notes, resulted in a beneficial conversion feature in the amount of $287,500. In accordance with ASC 470-20, because the 12% Secured Convertible Notes are convertible upon the occurrence of a contingent future event (the Qualified Financing), the contingent beneficial conversion feature has been measured at the issuance date, but is not reflected in the statement of operations until the occurrence of the contingent event.

In February 2013, the Company issued four (4) promissory notes totaling $400,000 (the “February Notes”). The February Notes are unsecured, accrue interest at a rate of 10% per annum and mature on the earlier of March 1, 2014 or the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $10,000,000.

In connection with the issuances of the 12% Secured Convertible Notes and the February Notes, the Company granted five-year warrants to purchase an aggregate of 1,350,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The Company has accounted for the warrants issued in connection with the 12% Secured Convertible Notes and the February Notes in accordance with the provisions of ASC 370-20 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The warrants were valued at their fair value of $0.15 to $0.27 per warrant using the Black-Scholes method with the following assumptions: share price = $0.17 to $0.30, volatility = 156%, risk-free rate = 1.82%. The relative fair values of the warrants, based on an allocation of the value of the notes payable and the value of the warrants issued in connection with the notes payable, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $404,515, and is being amortized to interest expense over the expected term of the notes payable. The interest expense for the quarter ended March 31, 2013 attributable to the debt discount of new warrants was $20,201, and total interest expense during the quarter attributable to all debt discounts for the quarter was $170,123.

Interest expense charged to operations amounted to $219,538 and $20,922 for the three-months ended March 31, 2013 and 2012, respectively. The future principal maturities related to all notes payable obligations is estimated as follows at March 31, 2013:

For the Years Ending December 31,
2013	$2,228,500
2014	400,000
$2,628,500

6. Stockholders’ Equity

On February 23, 2012, the Board of Directors approved an amendment to the Corporation’s Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 30,000,000 to 150,000,000 shares. As of March 31, 2013, the Company has 86,255,814 shares of common stock issued and outstanding.

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

A pending stock sale agreement was completed on April 1, 2013 for 600,000 shares of common stock valued at $150,000. This pending sale is reflected in the condensed consolidated balance sheet as Liability for stock to be issued.

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

The Company did not grant any options to purchase shares of common stock under the 2012 Plan to its officers, directors, employees and consultants during the three-months ended March 31, 2013.

The weighted average grant date fair value of options to be granted during 2012 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatility was estimated using the volatility of the Company. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived from historical terms.

Risk-free interest rate	1.04%
Expected life (years)	2 - 10
Expected volatility	109%
Dividend yield	-

A summary of option activity and changes under the 2012 Plan during the three-months ended March 31, 2013 and the year-ended December 31, 2012 is presented below:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate
	Number of Shares	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at December 31, 2011	-	$-
Granted	7,535,000	0.56
Exercised	-	-
Expired	-	-
Forfeited	(330,000)	0.56
Outstanding at December 31, 2012	7,205,000	$0.56
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(290,000)	0.52
Outstanding at March 31, 2013	6,915,000	$0.56	9.00	$-

Exercisable at March 31, 2013	2,648,477	$0.51	9.00	$-

The compensation expense recognized under the Plan was $321,556 and $90,774for the three-months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and 2012, there was $2,005,676 and $3,016,424 of total unrecognized compensation cost related to non-vested equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remaining vesting period of 32 months.

Other

At both March 31, 2013 and 2012, GP had outstanding options to purchase 466,667 Class A units of GP under its 2010 Stock Option Plan. In addition, GP had outstanding warrants to purchase 437,500 Class A units of GP. Since the employees and consultants to whom these options and warrants were granted continue to provide services to the Company, the Company recorded an equity compensation charge of $21,590 and $28,582 during the three-months ended March 31, 2013 and 2012, respectively. The remaining unrecognized compensation cost of $114,446 related to non-vested equity-based compensation arrangements granted by GP continue to be recognized by the Company over the remaining vesting period of 18 months.

As of March 31, 2013, NorWesTech, Inc. (predecessor) had 300,000 options outstanding under its 2005 Stock Incentive Plan. In accordance with the terms of the Asset Contribution Agreement, these options became fully vested and exercisable as of the date of the transaction (February 23, 2012). Due to the immediate vesting provision, and since these employees no longer provide services to the Company, the Company recorded a charge in the amount of $98,190 during the three-months ended March 31, 2012. There is no remaining unrecognized compensation charge related to these options.

8. Income Taxes

ASC 740-10 “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”) requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates Company tax positions on an annual basis and has determined that as of March 31, 2013, no accrual for income taxes is necessary for current operations during 2013.

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

9. Commitments

The Company leases an office facility in New York, NY under a three-year operating lease. The lease requires monthly payments of $13,333 and includes an annual escalation of 2.5%. The future minimum lease payments required under the office facility operating lease as of March 31, 2013, are as follows:

For the Years Ending December 31,
2013	$170,275
2014	178,100
2015	136,500
$484,875

GP has issued a letter of credit totaling $40,000, which is held as collateral for performance under the operating lease. The letter of credit is secured by deposits at a financial institution, and has been recorded as restricted cash in the condensed consolidated balance sheets at March 31, 2013 and December 31, 2012.

Rent expense recognized under operating leases was $42,025 and $41,000 for the three-months ended March 31, 2013 and 2012, respectively.

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

On July 30, 2012, Grandparents Health Plans, LLC (“GHP”), a majority-owned subsidiary of the Company, and Humana MarketPOINT, Inc. (“Humana”) entered into a Marketing and Distribution Agreement (the “Marketing Agreement”), effective as of September 1, 2012, pursuant to which Humana granted to GHP the right to offer and sell certain Medicare supplement, major medical, short term medical, term life, dental and vision insurance products as well as financial protection products (collectively, the “Products”) in any area in which Humana is authorized under applicable law to sell and GHP is licensed under applicable law and appointed by Humana to sell the Products (the “Service Area”).

Pursuant to the Marketing Agreement, GHP will receive certain commissions from Humana on sales of the Products in the Service Area. In addition, Humana will pay GHP administrative fees and/or overrides as consideration for certain administrative services performed by GHP. The Marketing Agreement also provides that Humana is responsible for all service requirements and administration regarding issued Products, including, but not limited to, claims processing, policy issuance, policy changes, pricing, and sales made through Humana’s call center and websites. The term of the Marketing Agreement is three (3) years from September 1, 2012.

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

On January 8, 2013, the Company entered into a Strategic Alliance Agreement (the “Starr Agreement”) with Starr Indemnity & Liability Company (“Starr”), a wholly owned subsidiary of Starr International Company, Inc., under which Starr agreed to provide certain services to the Company, including developing strategic business and investment relationships for the Company and providing business consulting services to the Company. In exchange for the services, the Company agreed to pay Starr a monthly fee of $80,000 during the term of the Starr Agreement, which commenced in March 2013, as well as fees to be agreed upon by the Company and Starr for Starr’s arranging agreements with insurance companies. The initial term of the Starr Agreement extends until February 28, 2014 and will automatically renew for subsequent one-year periods each year thereafter unless either party terminates the agreement prior to the expiration of the then-current term.

Effective as of March 28, 2013, Grand Card, LLC (“Grand Card”), a wholly owned subsidiary of the Company, entered into an Alliance Agreement (the “Cegedim Agreement”) with Cegedim Inc. (OPUS HEALTH Division) (“Cegedim”) pursuant to which the parties formed an exclusive strategic alliance (the “Alliance”) to develop member benefit programs (the “Programs”) that provide cash rebates and other rewards on the “Grand Card” debit card. The Cegedim Agreement provides that all costs for marketing and promoting the Programs will be borne by Grand Card and that all other costs and funding of the Programs, subject to certain exceptions, shall be borne 75% by Grand Card and 25% by Cegedim. The Cegedim Agreement further provides that revenues derived from the Alliance (after deduction for certain operating costs borne by the parties) shall be allocated 75% to Grand Card and 25% to Cegedim. The terms of the Agreement also provide that Cegedim shall have an option to purchase a 25% ownership interest in Grand Card at any time within one year of March 28, 2013. The term of the Cegedim Agreement commenced on March 28, 2013 and will continue for an initial term of four (4) years and will automatically renew for successive four-year terms unless fewer than 500,000 cards have been issued at the time of such renewal or either party provides written notice to the other party of its intent not to renew within 120 days of the end of the then-current term.

10. Concentrations

As of and for the three-months ended March 31, 2013, four (4) customers represented approximately 70% of GP’s accounts receivable and approximately 64% of GP’s revenues earned. As of December 31, 2012, four (4) customers represented approximately 59% of GP’s accounts receivable and approximately 54% of GP’s revenues earned during 2012.

The Company maintains cash in four (4) insured commercial accounts at a major financial institution. Cash balances did not exceed Federal Deposit Insurance Corporation (FDIC) limits at March 31, 2013 or December 31, 2012.

11. Subsequent Events

In April 2013, the Company issued 1,900,000 shares of common stock at a per share price of $0.25 in separate private transactions with four accredited investors for an aggregate purchase price of $475,000. In connection with such issuances, the Company issued five-year warrants to purchase an aggregate of 475,000 shares of common stock at an exercise price of $0.25 per share.

In April 2013, the Company commenced a private offering (the “Current Offering”) of up to $7.5 million of units, each consisting of a 12% convertible promissory note in the principal amount of $50,000 (collectively, the “New Bridge Notes”) and a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.50 per share (collectively, the “New Bridge Warrants”). The New Bridge Notes will accrue interest at the rate of 12% per annum and, unless previously prepaid or converted, principal and interest under the New Bridge Notes is payable on the earlier of (i) June 1, 2014 or (ii) the closing of an equity financing by the Company for gross cash proceeds to the Company of not less than $10,000,000. Proceeds from this offering are expected to be used, in part, to repay the Existing Bridge Notes to the extent the Existing Bridge Notes are not repaid or converted.

In April 2013, the Company and Starr entered into an amendment to the Starr Agreement. The amendment provides for additional compensation payable to Starr under the agreement in the form of a warrant to acquire up to 25% of the outstanding equity of the Company based on the number of shares of the Company’s common stock outstanding as of January 8, 2013. The amendment provides that the warrant will vest as follows: (i) one-fourth of the warrant will immediately vest upon issuance, and (ii) the unvested portion of the warrant will immediately vest in three equal annual installments commencing on March 1, 2014, provided, that the unvested portion of the warrant will immediately cease to vest upon the termination or expiration of the agreement, as amended. The warrant has not yet been issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Report, the terms “Company,” “we,” “us” and “our” refer to Grandparents.com, Inc. and its subsidiaries, unless the context otherwise requires. In addition, the term “Annual Report” refers to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on April 16, 2013.

The following discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes thereto included in this Report. The following discussion and analysis should also be read in conjunction with the disclosure under “Cautionary Note Regarding Forward-Looking Statements” and the risk factors contained in our Annual Report.

Our Business

Our website, www.grandparents.com, is a family-oriented social media website with a core mission of enhancing relationships between the generations and enriching the lives of grandparents by providing tools to foster connections among grandparents, parents, and grandchildren. We primarily target the approximately 70 million grandparents in the U.S., but we also target the approximately 50 million “boomers” and seniors that are not grandparents. We believe that our website is one of the leading online communities for our market and that our website is the premier social media platform targeting active, involved grandparents. As of the date of this Report, our website now has nearly 2 million registered members with approximately 890,000 unique monthly visits according to Google Analytics. In addition to operating our website, we plan to offer and sell Medicare and other insurance products.

Like most developing companies, we face substantial financial challenges. We continue to focus on creating more significant revenue opportunities in the insurance area, advertising and e-commerce. Although we have not been able to generate significant revenue from these endeavors to date, we expect our efforts will begin to come to fruition in the future. While we have made a strong effort to reduce our overhead, we have incurred additional expenses in connection with our obligations under our strategic alliance agreements. We continue to seek capital to fund ongoing operations. Since the beginning of the fourth quarter of 2012, we raised $950,000 under a secured bridge loan, $450,000 pursuant to promissory notes (of which $250,000 was repaid), and an additional $400,000 on an unsecured basis from members of our Board of Directors and an advisor to the Company. In April 2013, we raised $475,000 from the issuance of our common stock to four accredited investors. Going forward, we will need to raise significant capital in order to successfully implement our business plans.

Revenue for the three months ended March 31, 2013 was $122,859, which reflected an increase of $56,065, or 83.9%, compared to revenue of $66,794 for the comparable period in 2012. Total operating expenses for three months ended March 31, 2013 decreased $1,897,555, or 41.7%, to $2,647,743 compared to $4,545,298 for the comparable period in 2012. The decrease in operating expenses during the three months ended March 31, 2013 was primarily attributable to that fact that we incurred $2,924,592 in transaction costs during the three months ended March 31, 2012 in connection with the asset contribution transaction described below, which were not present in the comparable 2013 period. In addition, a signification portion of our operating expenses for the three months ended March 31, 2013 was attributable to non-cash charges related to equity-based compensation.

We incurred net losses of $2,744,400 in the three months ended March 31, 2013 compared to $4,507,197 in the comparable period in 2012. During the three months ended March 31, 2013, we used $695,816 in cash for operating activities and $12,543 in cash for investing activities, offset by $650,000 in cash provided by financing activities. We had a working capital deficit of $4,042,836 as of March 31, 2013.

Without additional capital from existing or outside investors or further financing, our ability to continue to implement our business plan may be limited. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.

Grand Deals

Our website features our “Grand Deals” program which offers discounts and other benefits to our members on a variety of consumer products and services including insurance, financial and other products and services provided by our marketing partners. The Grand Deals business model is similar to that of AARP Services, Inc., a marketing arm of AARP®. We seek to apply the AARP business model to our business by engaging marketing partners, particularly in the insurance and financial industries, in a strategic relationship in which our website will become a co-brand for marketing insurance and financial products. The lines we intend to market through our Grandparents Insurance Plans® division will include traditional insurance products with group discounts such as health, life, personal lines and specialty, and over time, we plan to develop and market family-oriented insurance products, with family discounts.

Insurance

We plan to offer and sell Medicare and other health insurance products offered by Humana through Grandparents Health Plans, LLC (“GHP”), which is 90% owned by us and operated as a joint venture with Denver Management Associates, Inc. We also plan to offer and sell all other insurance products through Grandparents Insurance Plans LLC, which is our wholly owned subsidiary, or one or more of our other wholly owned subsidiaries.

In January 2013, we entered into a strategic alliance agreement with Starr under which Starr agreed to provide certain services to the Company, including developing strategic business and investment relationships for the Company and providing business consulting services to the Company. In exchange for the services, the Company agreed to pay Starr a monthly fee of $80,000 during the term of the agreement, which commenced in March 2013, as well as fees to be agreed upon by the Company and Starr for Starr’s arranging agreements with insurance companies. The initial term of the agreement extends until February 28, 2014 and will automatically renew for subsequent one-year periods each year thereafter unless either party terminates the agreement prior to the expiration of the then-current term.

In April 2013, we entered into an amendment to the strategic alliance agreement which provides for additional compensation payable to Starr in the form of a warrant to acquire up to 25% of the outstanding equity of the Company based on the number of shares of the Company’s common stock outstanding as of January 8, 2013. The amendment provides that the warrant will vest as follows: (i) one-fourth of the warrant will vest upon issuance, and (ii) the unvested portion of the warrant will vest in three equal annual installments commencing on March 1, 2014, provided, that the unvested portion of the warrant will immediately cease to vest upon the termination or expiration of the strategic alliance agreement. The warrant has not yet been issued.

Pursuant to our Marketing and Distribution Agreement with Humana MarketPoint, Inc., Humana granted to GHP the right to offer and sell certain Medicare supplement, major medical, short term medical, term life, dental and vision insurance products as well as financial protection products in any area in which Humana is authorized under applicable law to sell and GHP is licensed under applicable law and appointed by Humana to sell the products. GHP will receive certain commissions from Humana on sales of the products. In addition, Humana will pay GHP administrative fees and/or overrides as consideration for certain administrative services performed by GHP. The agreement also provides that Humana is responsible for all service requirements and administration regarding issued products, including, but not limited to, claims processing, policy issuance, policy changes, pricing, and sales made through Humana’s call center and websites. The agreement became effective on September 1, 2012 and has a term of three (3) years from that date. No commissions have been earned to date from Humana, however we expect that open-enrollment period commencing in October 2013 will be a significant opportunity to generate commissions.

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

Recent Capital Raising Activities

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

In April 2013, the Company sold 1,900,000 shares of common stock at a price per share of $0.25 in separate private transactions with four accredited investors for an aggregate purchase price of $475,000. In connection with such sales, the Company issued five-year warrants to purchase an aggregate of 475,000 shares of common stock at an exercise price of $0.25 per share.

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

Certain Factors Affecting our Performance

In addition to the risk factors discussed in our Annual Report, we consider the following to be significant factors affecting our future performance and financial results.

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

Asset Contribution Transaction

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

Included in our Annual Report, we identified four of our accounting policies that we consider critical to our business operations and an understanding of our results of operations:

•	revenue recognition;
•	fair value of measurements;
•	equity-based compensation; and

•	impairment of long-lived assets.

We included in our Annual Report a brief discussion of some of the judgments, estimates and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we identified, and there are other accounting policies that are significant to us. For detailed information and discussion on our critical accounting policies and estimates, see our financial statements and the accompanying notes included in this Report and in our Annual Report. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report and in our Annual Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances. See “Cautionary Note Regarding Forward-Looking Statements” contained in this Report.

Certain amounts in the 2012 condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current period condensed consolidated financial statements. These reclassifications had no effect on previously reported results.

Results of Operations for Three-Month Periods Ended March 31, 2013 and 2012

Revenue

Revenue for the three months ended March 31, 2013 increased $56,065, or 83.9%, to $122,859 compared to $66,794 for the comparable period in 2012. Revenue for each period was derived solely from advertisements on our website. The increase in revenue for the current year period was due to two advertising contracts which were not in place in the prior year period.

Operating Expenses

Total operating expenses for the three months ended March 31, 2013 decreased $1,897,555, or 41.7%, to $2,647,743 compared to $4,545,298 for the comparable period in 2012.

Selling and marketing. Selling and marketing expense increased $47,503, or 116.6%, to $88,229 for the three months ended March 31, 2013 compared to $40,726 for the comparable period in 2012. In the three months ended March 31, 2013, we significantly increased our marketing expenditures in order to attract new members to our website.

Salaries. Salary expense increased $115,599, or 30.7%, to $492,007 for the three months ended March 31, 2013 compared to $376,408 for the comparable period in 2012. The increase was primarily due to salary paid to our executive officers. In connection with the closing of the Transaction, we entered into employment agreements with each of Messrs. Leber and Bernstein which provide for a monthly salary of approximately $18,750. Prior to the closing of the Transaction, GP.com LLC did not pay salary directly to Messrs. Leber or Bernstein and instead paid a monthly management fee to an entity controlled by Messrs. Leber and Bernstein. As discussed below, payment of the monthly management fee ceased upon closing of the Transaction. In addition, the increase in salary expense for the three months ended March 31, 2013 was partially due to salary paid to an officer who was not an employee of the Company during the comparable period in 2012. Salary expense for the three months ended March 31, 2013 includes $118,750 in salary deferred during the period by members of management.

Rent. Rent expense increased $1,025, or 2.5%, to $42,025 for the three months ended March 31, 2013 compared to $41,000 for the comparable period in 2012.

Accounting, legal, and SEC Filing Fees. Accounting, legal, and SEC filing expense decreased $182,208, or 57.7%, to $133,683 for the three months ended March 31, 2013 compared to $315,891 for the comparable period in 2012. We incurred significant legal, compliance and accounting expenses in the first three months of 2012 in connection with the Transaction, our capital raising activities and by virtue of being a public company.

Consulting. Non-recurring consulting expense was $155,835 for the three months ended March 31, 2013 compared to $70,825 for the comparable period in 2012. The increase was due in part to consulting fees paid in March 2013 pursuant to the alliance agreement with Starr.

Equity-based compensation. Equity-based compensation expense increased $1,161,002, or 553.7%, to $1,378,548 for the three months ended March 31, 2013 compared to $217,546 for the comparable period in 2012. The increase was comprised primarily of a charge of $802,500 incurred in connection with the issuance of warrants for services rendered during the period. The increase also relates to recurring charges incurred in connection with equity awards granted during fiscal 2012 under our 2012 Stock Incentive Plan which are expensed over the life over the grant.

At March 31, 2013, GP.com LLC had outstanding options to purchase 466,667 Class A units of GP.com LLC under its 2010 Stock Option Plan. In addition, GP.com LLC had outstanding warrants to purchase 437,500 Class A units of GP.com LLC. Since the employees and consultants to whom these options and warrants were granted continue to provide services to the Company, the Company continued to record an equity compensation charge of $28,582 for the three months ended March 31, 2013.

At March 31, 2013, there were 300,000 options outstanding under our 2005 Stock Incentive Plan. In accordance with the terms of the Contribution Agreement, these options became fully vested and exercisable as of February 23, 2012, the closing date of the Transaction. Due to the immediate vesting provision, and since these employees no longer provide services to us, we recorded a charge in the amount of $98,190 during the three months ended March 31, 2012. There is no remaining unrecognized compensation charge related to these options and therefore no such charge was recorded for the comparable period in 2013.

Management fees. We had no management fees expense for the three months ended March 31, 2013 compared to $100,000 for the comparable period in 2012. GP.com LLC paid a management fee to an entity controlled by Messrs. Leber and Bernstein for management services provided to GP.com LLC prior to the closing of the Transaction. Two payments of $50,000 each were payable in 2012 prior to the Transaction. The payments ceased upon the closing of the Transaction.

Transaction costs. We incurred $2,924,592 in transaction costs for the three months ended March 31, 2012 due to the issuance of warrants to our investment banking advisor in connection with the Transaction. There were no transaction costs for the comparable period in 2013.

Other general and administrative. Other general and administrative expense decreased $118,489, or 47.8%, to $129,275 for the three months ended March 31, 2013 compared to $247,764 for the comparable period in 2012. During the first three months of 2013, we implemented a cost-cutting program and consolidated certain operations which resulted in a decrease in other general and administrative expenses. The decrease was primarily attributable to decreases in insurance expense, commissions paid on advertising sales and other miscellaneous expenses.

Depreciation and amortization. Depreciation and amortization increased $17,595, or 8.4%, to $228,141 for the three months ended March 31, 2013 compared to $210,546 for the comparable period in 2012.

Other Expense

We had other expense of $219,516 for the three months ended March 31, 2013 compared to other expense of $14,428 for the comparable period in 2012, an increase of $205,088 or 1421.5%. Other expense for the three months ended March 31, 2013 was primarily attributable to $219,538 of interest expense, offset by interest income. For the comparable period in 2012, interest expense was $20,922, offset by interest income of $3,226 and other income of $3,268.

Loss from Operations

Loss from operations for the three months ended March 31, 2013 was $2,744,400 compared to $4,492,932 for the comparable period in 2012.

Preferred Return Expense

Preferred return expense was $14,265 for the three months ended March 31, 2012, which reflects preferred returns payable by GP.com LLC prior to the closing of the Transaction with respect to its Class A Preferred units. There was no preferred return expense for the comparable period in 2013.

Net Loss

Net loss for the three months ended March 31, 2013 was $2,744,400, or $0.03 per share, compared to $4,507,197, or $0.27 per share, for the comparable period in 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had unrestricted cash of $190,757. We expect to finance our operations over the next twelve months primarily through our existing cash and our operations and offerings of our equity or debt securities or through bank financing. However, our operations have not yet generated positive cash flows. To effectively implement our business plan, we will need to obtain additional financing. If we obtain financing, we would expect to accelerate our business plan and increase our advertising and marketing budget, hire additional staff members and increase our office space and operations all of which we believe would result in the generation of revenue and development of our business. We cannot be certain that financing will be available on acceptable terms, or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

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

In April 2013, the Company sold 1,900,000 shares of common stock at a price per share of $0.25 in separate private transactions with four accredited investors for an aggregate purchase price of $475,000. In connection with such sales, the Company issued five-year warrants to purchase an aggregate of 475,000 shares of common stock at an exercise price of $0.25 per share.

The Company is in the process of commencing a private offering (the “Current Offering”) of up to $7.5 million of units consisting of New Bridge Notes and New Bridge Warrants. The New Bridge Notes will accrue interest at the rate of 12% per annum will mature on the earlier of June 1, 2014 or the consummation of an equity financing for gross proceeds to the Company of $10,000,000. Proceeds from this offering are expected to be used, in part, to repay the Existing Bridge Notes to the extent the same are not repaid or converted. Upon repayment or conversion of the Existing Bridge Notes, the New Bridge Notes will become secured by a first priority security interest in all assets of the Company. The Company does not contemplate that the New Bridge Notes will be guaranteed. We have not raised any capital from the Current Offering as of the date of this Report and there can be no guarantee that we will be able to do so. Even if we are able to raise capital from the Current Offering, the proceeds may not be sufficient to fund our operating needs for an extended period, particularly if we raise less than the maximum amount offered.

Outstanding Indebtedness

As noted above, $950,000 in principal amount is outstanding under the Existing Bridge Notes, which are due on June 1, 2013, $200,000 in principal amount is outstanding under a $200,000 promissory note issued in November 2012, which is due on July 1, 2013, and $400,000 is outstanding under the February Notes, which we expect will convert into New Bridge Notes in connection with the Current Offering.

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

Cash Flow

Net cash flow from operating, investing and financing activities for the periods below were as follows:

	March 31,
	2013	2012
Cash provided by (used in):
Operating activities	$(695,816)	$(944,136)
Investing activities	(12,543)	-
Financing activities	650,000	4,184,547
Net (decrease) increase in cash	$(58,359)	$3,240,411

Cash Used In Operating Activities

For the three months ended March 31, 2013, net cash used in operating activities of $695,816 consisted of net loss of $2,744,400, offset by $170,123 in changes in amortization of warrants related to bridge notes payable, $228,141 in adjustments for depreciation and amortization expense, $1,378,548 in adjustments for equity-based compensation expense and $271,772 in cash provided by changes in working capital and other activities.

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

Cash Provided by Investing Activities

For the three months ended March 31, 2013, net cash provided by investing activities of $12,543 from development of intangible assets.

The Company did not use or generate any cash from investing activities during the comparable period in 2012.

Cash Provided By Financing Activities

For the three months ended March 31, 2013, net cash provided by financing activities of $650,000 consisted of $100,000 from the issuance and sale of Existing Bridge Notes, $400,000 from the issuance of the February Notes and $150,000 in proceeds from the sale of stock to be issued.

For the three months ended March 31, 2012, net cash provided by financing activities of $4,184,547 consisted of $2,641,292 in net proceeds from a private placement which closed in February 2012 and $1,543,255 in predecessor cash that remained in the Company following the Transaction.

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

As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was carried out under the supervision and with the participation of management, including our principal executive officers and principal financial officer. Based upon that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were not effective at March 31, 2013 due to material weaknesses in our internal control over financial reporting. The material weaknesses primarily consisted of the following: (i) we do not have written documentation of our internal control policies and procedures; (ii) we do not have sufficient segregation of duties within accounting functions; (iii) we do not have adequate staff and supervision within our accounting function; and (iv) we lack a sufficient process for periodic financial reporting, including timely preparation and review of financial reports and statements.

We intend to remediate the material weaknesses discussed above, however, as of the end of the period covered by this Report, we have not taken substantive steps in this regard. We intend to begin the process documenting internal controls and procedures in 2013. We also intend to implement procedures to ensure timely filing of our periodic financial reports filed with the SEC in the future. However, due to our size and nature, segregation of duties within our internal control system may not always be possible or economically feasible. Likewise, we may not be able to engage sufficient resources to enable us to have adequate staff and supervision within our accounting function.

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

The risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. For the three months ended March 31, 2013, there are no material changes in our risk factors as previously described in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Reference is made the Company’s Current Reports on Form 8-K dated January 6, 2013, January 29, 2013 and February 26, 2013 for information regarding the unregistered sale of equity securities during the period covered by this Report.

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

Exhibit Number	Description
10.1	Strategic Alliance Agreement with Starr Indemnity & Liability Company dated January 8, 2013 (1)
10.2	Amended and Restated Promissory Note between the Company and Mel Harris (2)
10.3	Form of February Note (3)
10.4	Form of Warrant issued to holders of February Notes (4)
10.5	Alliance Agreement with Cegedim Inc. dated March 29, 2013 (5)
10.6	Form of First April 2013 Securities Purchase Agreement (6)
10.7	Form of Warrant issued pursuant to First April 2013 Securities Purchase Agreement (7)
10.8	Second Amended and Restated Promissory Note between the Company and Mel Harris (8)
10.9	First Amendment to Strategic Alliance Agreement with Starr Indemnity & Liability Company dated April 11, 2013 (9)
10.10	Form of Second April 2013 Securities Purchase Agreement (10)
10.11	Form of Warrant issued pursuant to Second April 2013 Securities Purchase Agreement (11)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 8, 2013.
(2)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 29, 2013.
(3)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 26, 2013.
(4)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 26, 2013.
(5)	Incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(6)	Incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(7)	Incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(8)	Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(9)	Incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(10)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 26, 2013.
(11)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 26, 2013.

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

Dated: May 20, 2013

/s/ Steven E. Leber
Steven E. Leber
Co-Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph Bernstein
Joseph Bernstein
Co-Chief Executive Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

