Form 10-Q
period 2013-06-30
GRANDPARENTS.COM, INC.
filed 2013-08-19
CIK 1020475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐No ☒

As of August 6, 2013, there were 92,679,304 shares of the registrant’s common stock, $.01 par value per share, outstanding.

GRANDPARENTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2013

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$147,600	$249,116
Restricted cash	40,000	40,000
Accounts receivable	92,329	53,295
Other receivable	27,853	33,335
Prepaid expenses	162,909	116,120
Total current assets	470,691	491,866

Property and equipment, net	75,826	79,337

Other assets:
Security deposits	3,701	3,701
Intangibles, net	4,180,187	4,538,477
Total other assets	4,183,888	4,542,178

Total assets	$4,730,405	$5,113,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,621,718	$1,399,087
Accrued expenses	173,696	189,623
Deferred officer salary	206,250	-
Notes payable	1,353,500	1,078,500
Convertible bridge notes, net	1,172,800	812,363
Total current liabilities	4,527,964	3,479,573

Total liabilities	$4,527,964	$3,479,573

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 150,000,000 shares authorized issued and outstanding 91,122,557 and 85,755,814 at June 30, 2013
and December 31, 2012, respectively	911,226	857,558
Additional paid in capital	20,102,029	16,726,140
Accumulated deficit	(20,810,814)	(15,949,890)
Total stockholders’ equity	202,441	1,633,808

Total liabilities and stockholders’ equity	$4,730,405	$5,113,381

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues:
Advertising revenue	$134,154	$87,341	$257,013	$154,135
Total revenue	134,154	87,341	257,013	154,135

Operating Expenses:
Selling and marketing	51,824	332,938	140,053	373,664
Salaries	400,637	476,995	892,644	853,403
Rent	42,075	40,700	84,100	81,700
Accounting, legal, SEC filing fees	252,664	120,893	386,347	436,784
Consulting	284,773	48,942	440,608	119,767
Equity-based compensation	689,200	354,217	2,067,748	509,429
Management fees	-	-	-	100,000
Transaction costs	-	-	-	2,924,592
Other general and administrative	183,677	282,571	312,952	592,669
Depreciation and amortization	148,718	210,546	376,859	421,092
Total operating expenses	2,053,568	1,867,802	4,701,311	6,413,100

Other income (expenses):
Interest income	16	25	38	3,251
Interest expense	(197,126)	(26,374)	(416,664)	(47,296)
Other income, net	-	49,584	-	52,852

Total other (expenses) income	(197,110)	23,235	(416,626)	8,807

Loss from operations	(2,116,524)	(1,757,226)	(4,860,924)	(6,250,158)

Preferred return expense	-	-	-	(14,265)

Net loss before income taxes	(2,116,524)	(1,757,226)	(4,860,924)	(6,264,423)

Provision for income taxes	-	51,259	-	51,259

Net loss	$(2,116,524)	$(1,808,485)	$(4,860,924)	$(6,315,682)

Net loss per share-basic and diluted	$(0.02)	$(0.03)	$(0.06)	$(0.17)

Weighted average common shares outstanding, basic and diluted	88,279,760	56,251,123	87,267,787	36,543,417

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from Operating activities:
Net loss	$(4,860,924)	$(6,315,682)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	376,859	421,092
Equity-based compensation	2,067,748	509,429
Transaction costs	-	2,924,592
Preferred return expense	-	14,265
Amortization of discount on zero coupon note payable	-	25,161
Amortization of discount on bridge notes payable	309,430	-
Change in fair value of warrant derivative liability	-	(62,334)
Gain on extinguishment of indebtedness	-	(52,776)
(Increase) decrease in:
Accounts receivable, net	(39,034)	5,998
Other receivable	5,482	-
Prepaid expenses	(58,359)	109,100
Increase (decrease) in:
Accounts payable	284,217	36,693
Accrued management fees	-	100,000
Accrued expenses	36,873	14,271
Deferred officer salary	231,250	-
Net cash used in Operating activities	(1,646,458)	(2,270,191)

Cash Flows from Investing activities
Development of intangible assets	(14,143)	(66,166)
Purchase of property and equipment	(915)	(44,620)
Net cash used in Investing activities	(15,058)	(110,786)

Cash Flows from Financing activities
Proceeds from private placement, net	985,000	2,667,629
Proceeds from loans and short-term advances	575,000	-
Proceeds from exercise of stock options	-	30,000
Proceeds from reverse merger transaction (predecessor cash)	-	1,549,306
Net cash provided by Financing activities	1,560,000	4,246,935

Net (decrease) increase in cash	(101,516)	1,865,958
Cash, beginning of period	249,116	347,284
Cash, end of period	$147,600	$2,213,242

Supplemental cash flow information
Income taxes paid	$-	$-
Cash paid for interest	$5,000	$8,750
Settlement of liabilities through issuance of equity	$86,586	$-
Conversion of accrued interest to convertible bridge notes	$52,800	$-
Conversion of accrued management fees to note payable	$-	$512,500
Reclassification of cumulative preferred return as part of reverse acquisition	$-	$134,753
Reclassification of warrant derivative liability to equity as part of reverse acquisition	$-	$149,311

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

As compensation for advisory services in connection with the reverse acquisition, the Company granted a warrant (“Advisory Warrant”) to purchase up to 5,588,749 shares of the Company’s Common Stock. The Advisory Warrant has an exercise price of $0.23 per share and a term of five (5) years. The grant date fair value of the Advisory Warrant was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate 1.04%; expected term 5.0 years; expected volatility 109%; stock price $0.60. These assumptions resulted in a grant date fair value of the warrant of $2,924,592, which has been reflected as a charge in the condensed consolidated statement of operations for the six-months ended June 30, 2012.

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

3. Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred a net loss of approximately $4.9 million and used approximately $1.6 million in cash for operating activities during the six-month period ended June 30, 2013. Without additional capital from existing or outside investors or further financing, the Company’s ability to continue to implement its business plan may be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Intangible assets, net, consisted of the following at June 30, 2013 and December 31, 2012:

	Estimated Useful	June 30,	December 31,
	Lives (in Years)	2013	2012
URL and trademarks	15	$5,000,000	$5,000,000
Website and mobile application development	3	784,625	770,482
Customer relationships	3	1,000,000	1,000,000
		6,784,625	6,770,482
Less: accumulated amortization		(2,604,438)	(2,232,005)
Intangible assets, net		$4,180,187	$4,538,477

Amortization expense related to finite lived intangible assets amounted to $146,505 and $208,333 for the three-months and $372,433 and $416,666 for the six-months ended June 30, 2013 and 2012, respectively. The future amortization expense for each of the five succeeding years related to all finite lived intangible assets that are currently recorded in the balance sheets is estimated as follows at June 30, 2013:

For the Years Ending December 31,
2013	$428,208
2014	424,828
2015	393,240
2016	333,333
2017	333,333
Thereafter	2,267,245
$4,180,187

5. Notes Payable

Notes Payable Prior to Asset Contribution Agreement

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

In connection with the Asset Contribution Agreement, the terms of the above aggregate indebtedness of $466,000 were amended, as follows:

1.	Two Notes payable, each in the amount of $78,543, to certain GP members. The notes bear PIK interest annually at 5% and are due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) the date subsequent to June 30, 2013 that the Company achieves EBITDA equal to or greater than $2,500,000. The notes are subordinate to certain other debt obligations of the Company.

2.	Note payable in the amount of $308,914 to a GP member. The note bears PIK interest annually at 5% and is due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) April 1, 2013. However, no payments are required to be paid until the Company achieves EBITDA equal to or greater than $2,500,000.

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

In December 2011, GP consummated a $500,000 bridge loan with the Company (predecessor) and executed a Letter of Intent with the Company for a contribution of all the assets and liabilities of GP into the Company in a transaction to be accounted for as a reverse acquisition. At the time of the transaction, the Company’s assets consisted exclusively of $2.3 million in cash (unaudited). GP simultaneously executed an engagement agreement with an investment bank to effect a private placement of $3 million, on a best efforts basis, of the Company’s common shares, to be closed at the same time as the reverse acquisition. The reverse acquisition and private placement transactions were consummated on February 23, 2012, with the bridge loan being repaid out of the closing cash in the Company. See Note 1.

During the year ended December 31, 2011, GP paid a fee of $50,000 per month to one of its members for management services provided to GP. A total of $600,000 was charged to expense for the year ended December 31, 2011, of which $87,500 was paid and $512,500 was recorded as accrued management fees in the balance sheet at December 31, 2011. In connection with the Asset Contribution Agreement, management fees accrued through the transaction date totaling $612,500 were converted into a promissory note payable to the GP member. The note bears PIK interest annually at 5% and is due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) the date subsequent to June 30, 2013 that the Company achieves EBITDA equal to or greater than $2,500,000. The note is subordinate to certain other debt obligations of the Company.

12% Convertible Notes

In December 2012 and January 2013, the Company issued five (5) separate 12% Secured Convertible Notes totaling $950,000 (the “Original 12% Secured Convertible Notes”) pursuant to a note purchase agreement dated December 7, 2012 (the “Original Note Purchase Agreement”). Two (2) of these notes (in the aggregate principal amount of $100,000) were issued in January 2013. All of the Original 12% Secured Convertible Notes accrued interest at 12% per annum. The Original 12% Secured Convertible Notes were contingently convertible into shares of the Company’s common stock at a conversion price of 75% of the price per share issued by the Company in a Qualified Financing (defined as an equity financing of not less than $7,000,000). The difference between the effective conversion price of the Original 12% Secured Convertible Notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the Original 12% Secured Convertible Notes, resulted in a beneficial conversion feature in the amount of $287,500. In accordance with ASC 470-20, because the Original 12% Secured Convertible Notes were convertible upon the occurrence of a contingent future event (the Qualified Financing), the contingent beneficial conversion feature has been measured at the issuance date, but is not reflected in the statement of operations until the occurrence of the contingent event.

In May 2013, the holders of the Original 12% Secured Convertible Notes transferred, in separate transactions, all of their respective rights, title and interests in the Original 12% Secured Convertible Notes to a third party (the “Current Holder”) pursuant to various note purchase agreements by and between each original holder and the Current Holder. Also in May 2013, immediately following the Current Holder’s acquisition of the Original 12% Secured Convertible Notes, the Company and the Current Holder entered into an Amended and Restated Note Purchase Agreement to amend and restate Original Note Purchase Agreement. Pursuant to the Amended and Restated Note Purchase Agreement, all of the Original 12% Secured Convertible Notes were automatically deemed null and void. In addition, the Company issued to the Current Holder a new convertible promissory note (the “New 12% Convertible Note”) in the original principal amount of $1,002,800, which amount reflects the outstanding principal amount and unpaid accrued interest due under the Original 12% Secured Convertible Notes as of the date of the Amended and Restated Note Purchase Agreement. The New 12% Convertible Note is unsecured and accrues interest at the rate of 12% per annum and will mature on June 2, 2014. At the option of the Current Holder, upon written notice to the Company at any time prior to the maturity date, all of the outstanding principal amount and unpaid accrued interest of the New 12% Convertible Note may be converted into shares of the Company’s common stock at a conversion price equal to $0.1875 per share. The Company may prepay, upon five (5) business days written notice, any amounts owed under the New 12% Convertible Note in whole or in part at any time without the prior written consent of the Current Holder.

As to the Original 12% Secured Convertible Notes, because no transaction or occurrence of a contingent future event (the Qualified Financing) was consummated pursuant to the terms of the Original Note Purchase Agreement, the warrants issued to the original holders in connection with the Original 12% Secured Convertible Notes were reduced by one-half, to purchase an aggregate 475,000 shares of the Company’s common stock.

Promissory Notes

In November 2012, the Company issued two (2) separate promissory notes totaling $450,000 (the “November Notes”). The November Notes are unsecured and accrue interest at 10% per annum. One of the November Notes in the principal amount of $250,000 was paid in full prior to maturity in December 2012. The other November Note, in the principal amount of $200,000, has been amended and restated and currently matures on the earlier of (i) September 1, 2013, or (ii) receipt by the Company of $1,500,000 in aggregate gross proceeds arising from debt and/or equity financings after July 1, 2013.

In February 2013, the Company issued four (4) promissory notes totaling $400,000 (the “February Notes”). The February Notes are unsecured, accrue interest at a rate of 10% per annum and mature on the earlier of March 1, 2014 or the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $10,000,000.

In June 2013, the Company issued three (3) demand promissory notes in the aggregate amount of $75,000. Each demand promissory note has an original principal amount of $25,000, bears interest at a rate of ten percent (10%) per annum, is unsecured, and is payable upon demand.

Warrants Issued in connection with Notes Payable

In connection with the issuances of the Original 12% Secured Convertible Notes and the February Notes, the Company issued five-year warrants to purchase an aggregate of 1,350,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The Company has accounted for the warrants issued in connection with the Original 12% Secured Convertible Notes and the February Notes in accordance with the provisions of ASC 370-20 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The warrants were valued at their fair value of $0.15 to $0.27 per warrant using the Black-Scholes method with the following assumptions: share price = $0.17 to $0.30, volatility = 156%, risk-free rate = 1.82%. The relative fair values of the warrants, based on an allocation of the value of the notes payable and the value of the warrants issued in connection with the notes payable, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $404,515, and is being amortized to interest expense over the expected term of the notes payable.

In connection with the issuance of the New 12% Convertible Note, the Company issued five-year warrants to purchase an aggregate of 1,002,800 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has accounted for the warrants in accordance with the provisions of ASC 370-20 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The warrants were valued at their fair value of $0.20 per warrant using the Black-Scholes method with the following assumptions: share price = $0.22 volatility = 155%, risk-free rate = 1.03%. The relative fair values of the warrants, based on an allocation of the value of the notes payable and the value of the warrants issued in connection with the notes payable, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $201,563, and is being amortized to interest expense over the expected term of the note payable.

The interest expense for the three-and-six months ended June 30, 2013 attributable to the debt discount of warrants was $139,307 and $309,430, respectively.

Interest expense charged to operations was $197,126 and $26,374 for the three-months and $416,664 and $47,296 for the six-months ended June 30, 2013 and 2012, respectively. The future principal maturities related to all notes payable obligations is estimated as follows at June 30, 2013 (excluding debt discount of $230,000 at June 30, 2013):

For the Years Ending December 31,
2013	$1,353,500
2014	1,402,800
$2,756,300

6. Stockholders’ Equity

On February 23, 2012, the Company’s Board of Directors approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 30,000,000 to 150,000,000 shares. As of June 30, 2013, the Company has 91,122,557 shares of common stock issued and outstanding.

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

On February 23, 2012, the Company completed the Private Placement of 3,000,000 shares of newly designated Series B Convertible Preferred Stock for aggregate gross proceeds to the Company of $3,000,000. The Series B Convertible Preferred Stock automatically converted into 12,897,172 shares of the Company’s Common Stock on May 9, 2012, the date on which the Company filed the amendment to its Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock.

In April 2013, the Company entered into a securities purchase agreement with an investor pursuant to which the Company sold, in a private transaction, 600,000 shares of its common stock and a warrant to purchase 150,000 shares of its common stock for gross proceeds to the Company of $150,000. The warrant is exercisable for a period of five years at an exercise price of $0.25 per share, subject to customary adjustments. Because the Company received the purchase price payable in connection with the sale in March 2013, such sale was reflected in the Company’s condensed consolidated balance sheet for the three months ended March 31, 2013 as liability for stock to be issued.

In April 2013, the Company entered into securities purchase agreements with several investors pursuant to which the Company sold, in private transactions, an aggregate of 1,200,000 shares of its common stock and warrants to purchase an aggregate of 300,000 shares of its common stock for gross proceeds to the Company of $300,000. The warrants are exercisable for a period of five years at an exercise price of $0.25 per share, subject to customary adjustments.

In May 2013, the Company entered into securities purchase agreements with several investors pursuant to which the Company sold, in private transactions, an aggregate of 640,000 shares of its common stock and warrants to purchase an aggregate of 160,000 shares of its common stock for gross proceeds to the Company of $160,000. The warrants are exercisable for a period of five years at an exercise price of $0.25 per share, subject to customary adjustments.

In June 2013, the Company entered into securities purchase agreements with several investors pursuant to which the Company sold, in private transactions, an aggregate of 1,500,000 shares of its common stock and warrants to purchase an aggregate of 375,000 shares of its common stock for gross proceeds to the Company of $375,000. The warrants are exercisable for a period of five years at an exercise price of $0.25 per share, subject to customary adjustments.

In June 2013, the Company issued an aggregate of 300,000 shares of its common stock and warrants to purchase an aggregate of 25,000 shares of its common stock at an exercise price of $0.25 per share in exchange for services performed for the Company by the recipients thereof. The warrants are exercisable for a period of five years and may be exercised on a cashless basis.

In June 2013, the Company issued 428,571 shares of its common stock to a consultant in exchange for fees and expenses in the amount of $36,586 incurred in connection with services provided to the Company.

In June 2013, the Company issued 198,172 shares of its common stock to a consultant in exchange for services to be provided. See Note 7.

The aggregate fair value of the shares and warrants issued to consultants during the quarter ended June 30, 2013 is $86,586, which shares and warrants are being expensed over the requisite service periods.

During the quarter ended June 30, 2013, in connection with the issuances of shares for director compensation, consulting services and severance agreements, the Company granted five-year warrants to purchase an aggregate of 4,372,400 shares of the Company’s common stock at exercise prices ranging from $0.25 to $0.30 per share. The warrants were valued at their fair value of $0.13 to $0.19 per warrant using the Black-Scholes method with the following assumptions: share price = $0.17 to $0.21, volatility = 155%, risk-free rate = 1.03%. The aggregate fair value of the warrants is $672,994, which are being expensed on a straight-line basis over the requisite service periods, except the severance warrants which were expensed in-full during the quarter ended June 30, 2013. The charge recorded during the quarter ended June 30, 2013 related to these warrants amounted to $220,695 and is included in share-based compensation in the condensed consolidated statements of operations (with a corresponding increase to additional paid-in capital)

7. Stock Based Compensation

2012 Stock Incentive Plan

On February 23, 2012, the Company approved the Board of Directors’ recommendation to adopt the Grandparents.com, Inc. 2012 Stock Incentive Plan (“2012 Plan”), which provides for 10,317,691 shares of the Company’s common stock to be eligible for issuance to employees, officers, directors, consultants, agents, advisors, and independent contractors who provide services to the Company under the 2012 Plan.

The Company granted options to purchase 7,535,000 shares of common stock under the 2012 Plan to its officers, directors, employees and consultants during the year ended December 31, 2012. The options had exercise prices ranging from $0.30 to $0.63 per share and a grant date fair value ranging from $0.27 to $0.56 per option. The options expire ten years from the date of grant.

The Company granted 1,260,000 options to purchase shares of common stock under the 2012 Plan to its officers, directors, employees and consultants during the six-months ended June 30, 2013.

The weighted average grant date fair value of options granted during the six-months ended June 30, 2013 was $173,280, estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatility was estimated using the volatility of the Company. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived from historical terms.

Risk-free interest rate	1.03%
Expected life (years)	2 - 10
Expected volatility	155%
Dividend yield	-

A summary of option activity and changes under the 2012 Plan during the six-months ended June 30, 2013 and the year-ended December 31, 2012 is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at December 31, 2011	-	$-
Granted	7,535,000	0.56
Exercised	-	-
Expired	-	-
Forfeited	(330,000)	0.56
Outstanding at December 31, 2012	7,205,000	$0.56
Granted	1,260,000	0.25
Exercised	-	-
Expired	-	-
Forfeited	(50,000)	0.60
Outstanding at June 30, 2013	8,415,000	$0.51	8.93	$1,500
Exercisable at June 30, 2013	3,711,268	$0.49	8.93	$1,500

The compensation expense recognized under the Plan was $436,066 and $303,634 for the three-months and $757,622 and $394,408 for the six-months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was $1,822,927 of total unrecognized compensation cost related to non-vested equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remaining vesting period of 45 months.

Other

During the quarter ended June 30, 2013, in consideration for the general release and certain other agreements between the Company and a former executive officer of the Company, the Company agreed to accelerate the unvested portions of the former executive officer’s then-outstanding stock options, which unvested portions consisted of an aggregate of 175,876 shares of the Company’s common stock.

In addition, during the quarter ended June 30, 2013, the Company entered into a Consulting Agreement with the former executive officer pursuant to which the former executive officer agreed to provide certain consulting and transition services to the Company for a period of three months. In consideration for such services, the Company agreed to issue 198,172 restricted shares of its common stock to the former executive officer.

At June 30, 2013 and 2012, GP had outstanding options to purchase 466,667 Class A units of GP under its 2010 Stock Option Plan. In addition, GP had outstanding warrants to purchase 437,500 Class A units of GP. Since the employees and consultants to whom these options and warrants were granted continue to provide services to the Company, the Company recorded an equity compensation charge of $21,590 for the three-months ended June 30, 2013 and 2012, and $43,180 for the six-months ended June 30, 2012, respectively. The remaining unrecognized compensation cost of $71,266 related to non-vested equity-based compensation arrangements granted by GP continue to be recognized by the Company over the remaining vesting period of 15 months.

As of June 30, 2013, NorWesTech, Inc. (predecessor) had 300,000 options outstanding under its 2005 Stock Incentive Plan. In accordance with the terms of the Asset Contribution Agreement, these options became fully vested and exercisable as of the date of the transaction (February 23, 2012). Due to the immediate vesting provision, and since these employees no longer provide services to the Company, the Company recorded a charge in the amount of $98,190 during the six-months ended June 30, 2012. There is no remaining unrecognized compensation charge related to these options.

8. Income Taxes

ASC 740-10 “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”) requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates Company tax positions on an annual basis and has determined that as of June 30, 2013, no accrual for income taxes is necessary for current operations during 2013.

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

9. Commitments

The Company leases an office facility in New York, NY under a three-year operating lease. The lease requires monthly payments of $13,333 and includes an annual escalation of 2.5%. The future minimum lease payments required under the office facility operating lease as of June 30, 2013, are as follows:

For the Years Ending December 31,
2013	$86,175
2014	178,100
2015	136,500
$400,775

GP has issued a letter of credit totaling $40,000, which is held as collateral for performance under the operating lease. The letter of credit is secured by deposits at a financial institution, and has been recorded as restricted cash in the condensed consolidated balance sheets at June 30, 2013 and December 31, 2012.

Rent expense recognized under office leases was $42,075 and $40,700 for the three-months and $84,100 and $81,700 for the six-months ended June 30, 2013 and 2012, respectively.

During May 2012, the Company entered into an agreement with an investor relations firm, to provide investor relations services to the Company. The agreement was for a term of three-months, from May 2012 to July 2012, and required a cash payment of $10,000 per month and the issuance of a total of 75,000 restricted shares of the Company’s common stock. The agreement also provided the Company with options for three (3) additional three-month renewal periods, in exchange for a cash payment of $10,000 per month and an additional 75,000 restricted shares per renewal. The Company valued the 75,000 restricted shares at their fair value of $33,000, which amount was charged to expense over the three-month term of the agreement. The Company did not exercise its renewal option.

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

On January 8, 2013, the Company entered into a Strategic Alliance Agreement (the “Starr Agreement”) with Starr Indemnity & Liability Company (“Starr”), a wholly owned subsidiary of Starr International Company, Inc., under which Starr agreed to provide certain services to the Company, including developing strategic business and investment relationships for the Company and providing business consulting services to the Company. In exchange for the services, the Company agreed to pay Starr a monthly fee of $80,000 during the term of the Starr Agreement, which commenced in March 2013, as well as commissions to be agreed upon by the Company and Starr for Starr’s arranging agreements with insurance companies. The initial term of the Starr Agreement extends until February 28, 2014 and will automatically renew for subsequent one-year periods each year thereafter unless either party terminates the agreement prior to the expiration of the then-current term.

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

10. Concentrations

As of and for the six-months ended June 30, 2013, four (4) customers represented approximately 90% of GP’s accounts receivable and approximately 72% of GP’s revenues earned. As of December 31, 2012, four (4) customers represented approximately 59% of GP’s accounts receivable and approximately 54% of GP’s revenues earned during 2012.

The Company maintains cash in four (4) insured commercial accounts at a major financial institution. Cash balances did not exceed Federal Deposit Insurance Corporation (FDIC) limits at June 30, 2013 or December 31, 2012.

11. Subsequent Events

In July 2013, the Company acquired full ownership of Grandparents Health Plans, LLC by acquiring the 10% membership interest of the entity not previously held by the Company. As a result of the transaction, Grandparents Health Plans, LLC became a wholly owned subsidiary of the Company.

In July 2013, the Company entered into securities purchase agreements with investors pursuant to which the Company sold, in separate private transactions, an aggregate of 1,340,000 shares of its common stock and warrants to purchase an aggregate of 335,000 shares of the Company’s common stock for gross proceeds to the Company of $335,000. Each warrant is exercisable for a period of five years at an exercise price of $0.25 per share, subject to customary adjustments.

In July 2013, the Company repaid three demand promissory notes in the aggregate amount of $75,000 originally issued on June 12, 2013. Each demand promissory note had an original principal amount of $25,000, bore interest at a rate of ten percent (10%) per annum, was unsecured, and was payable upon demand.

In July 2013, the Company issued 256,747 shares of its common stock in settlement of certain outstanding obligations to several service providers.

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

Our Business

Our website, www.grandparents.com, is a family-oriented social media website with a core mission of enhancing relationships between the generations and enriching the lives of grandparents by providing tools to foster connections among grandparents, parents, and grandchildren. We primarily target the approximately 70 million grandparents in the U.S., but we also target the approximately 50 million “boomers” and seniors that are not grandparents. We believe that our website is one of the leading online communities for our market and that our website is the premier social media platform targeting active, involved grandparents. As of the date of this Report, our website now has nearly 2 million registered members with approximately 618,000 unique monthly visits according to Google Analytics. In addition to operating our website, we plan to offer and sell Medicare and other insurance products.

Like most developing companies, we face substantial financial challenges. We continue to focus on creating more significant revenue opportunities in the insurance area, from the Grand Card and advertising. Although we have not been able to generate significant revenue from these endeavors to date, we expect our efforts will begin to come to fruition in the future. While we have made a strong effort to reduce our overhead, we have incurred additional expenses in connection with our obligations under our strategic alliance agreements. We continue to seek capital to fund ongoing operations.

Revenue for the three and six months ended June 30, 2013 was $134,154 and $257,013, respectively, compared to revenue of $87,341 and $154,135 for the respective comparable periods in 2012. Total operating expenses for the three and six months ended June 30, 2013 were $2,053,568 and $4,701,311, respectively, compared to total operating expenses of $1,867,802 and $6,413,100 for the respective comparable periods in 2012. The decrease in operating expenses during the six months ended June 30, 2013 was primarily attributable to that fact that we incurred $2,924,592 in transaction costs during the six months ended June 30, 2012 in connection with the asset contribution transaction described below, which were not present in the comparable 2013 period. In addition, a significant portion of our operating expenses for the three and six months ended June 30, 2013 was attributable to non-cash charges related to equity-based compensation.

We incurred net losses of $2,116,524 and $4,860,924 for the three and six months, respectively, ended June 30, 2013 compared to $1,808,485 and $6,315,682 for the respective comparable periods in 2012. During the six months ended June 30, 2013, we used $1,646,458 in cash for operating activities and $15,058 in cash for investing activities, offset by $1,560,000 in cash provided by financing activities. We had a working capital deficit of $4,057,273 as of June 30, 2013.

Without additional capital from existing or outside investors or further financing, our ability to continue to implement our business plan may be limited. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.

Sources of Revenue

Historically, we have generated revenue through the sale of advertisements on our website. We intend to expand our revenue sources to include commissions, fees or royalties on offerings by our insurance, financial services and other marketing partners as well as from the Grand Card.

We expect that our insurance programs and Grand Card (described below) will be our primary revenue sources in the future. However, we have not received any revenue to date with respect to these programs nor can there be any guarantee that we will be able to do so. Even if we are able to generate revenue, such revenue may be limited in the near term. Furthermore, there can be no guarantee that we will be able to enter into agreements or revenue arrangements with insurance, financial services or other marketing partners or that, if we are, the terms of such arrangements will be on terms advantageous to us. To the extent we are able to enter into such agreements, revenues, if any, from such arrangements may be limited in the near term. Further, there can be no guarantee that we will be able to implement these programs or, that if we are able to do so, that we will be able to generate significant revenue from them.

Insurance

In January 2013, we entered into a strategic alliance agreement (the “Starr Agreement”) with Starr Indemnity & Liability Company (“Starr”) under which Starr agreed to provide certain services to the Company, including developing strategic business and investment relationships for the Company, arranging agreements with insurance companies and providing business consulting services. In exchange for these services, the Company agreed to pay Starr a monthly fee of $80,000 during the term of the agreement, which commenced in March 2013. The initial term of the agreement extends until February 28, 2014 and will automatically renew for subsequent one-year periods each year thereafter unless either party terminates the agreement prior to the expiration of the then-current term.

In April 2013, we entered into an amendment to the Starr Agreement which provides for additional compensation payable to Starr in the form of a warrant to acquire up to 25% of the outstanding equity of the Company based on the number of shares of the Company’s common stock outstanding as of January 8, 2013. The amendment provides that the warrant will vest as follows: (i) one-fourth of the warrant will vest upon issuance, and (ii) the unvested portion of the warrant will vest in three equal annual installments commencing on March 1, 2014, provided, that the unvested portion of the warrant will immediately cease to vest upon the termination or expiration of the strategic alliance agreement. The warrant has not yet been issued.

The Company and Starr have been engaged in ongoing evaluation and negotiation with potential insurance carriers and have continued to discuss the business model and terms. We continue to receive input and guidance from Starr on implementation and execution of our insurance programs.

On September 1 2012, Grandparents Health Plans, LLC, now a wholly owned subsidiary of the Company (“GHP”), entered into a marketing and Distribution Agreement with Humana Marketpoint, Inc. pursuant to which GHP received the right to market and sell Medicare and other health insurance products offered by Humana to the general public. The Marketing and Distribution Agreement granted to GHP the right to offer and sell certain Medicare supplement, major medical, short term medical, term life, dental and vision insurance products as well as financial protection products in any area in which Humana is authorized under applicable law to sell and GHP is licensed under applicable law and appointed by Humana to sell the products. GHP will receive certain commissions from Humana on sales of the products. In addition, Humana will pay GHP administrative fees and/or overrides as consideration for certain administrative services performed by GHP. The agreement also provides that Humana is responsible for all service requirements and administration regarding issued products, including, but not limited to, claims processing, policy issuance, policy changes, pricing, and sales made through Humana’s call center and websites. The agreement has a term of three (3) years from the effective date. No commissions have been earned to date from Humana. We also plan to offer and sell other insurance products through one or more of our other wholly owned subsidiaries.

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

The parties have continue to have discussions on program components, rebate partnerships, program logistics, technical specifications and timing.

Grand Deals

Our “Grand Deals” program offers discounts and other benefits to our members on a variety of consumer products and services including insurance, financial and other products and services provided by our marketing partners. The Grand Deals business model is similar to that of AARP Services, Inc., a marketing arm of AARP®. We seek to apply the AARP business model to our business by engaging marketing partners, particularly in the insurance and financial industries, in a strategic relationship in which our website will become a co-brand for marketing insurance and financial products. The lines we intend to market through our Grandparents Insurance Plans® division will include traditional insurance products with group discounts such as health, life, personal lines and specialty, and over time, we plan to develop and market family-oriented insurance products, with family discounts. In 2011, in order to accelerate the buildup of marketing partners, we accepted pilot programs and waived revenue sharing arrangements. Through this pilot program, we attracted more than 300 marketing partners as of the date of this Report. As we build our membership base, we will seek to enter into revenue sharing arrangements with existing and new marketing partners. We expect that each revenue sharing arrangement will be negotiated based on the category of the product and service and the accompanying discount or benefits offered to our members.

Grand Corps

We have established the “Grand Corps” which has the purpose of promoting charitable, educational, philanthropic and other eleemosynary causes. We have also established the American Grandparents Association. This association will focus on issues facing “grand families” (those families in which grandparents raise their grandchildren) and grandparents that are estranged from their grandchildren. The association is intended to serve as a resource for grandparents to learn about their legal rights and to share their grandparenting challenges and experiences with other grandparents. The association provides benefits to its members including, without limitation, membership to publications of the association, entitlement to participate in social network groups, access to Grand Deals, Grand Card, as well as special product and service offerings.. We expect to dedicate a special section of our website to the association, which will complement and enhance existing content. All registered members of the website are automatically registered as members of Grand Corps and the American Grandparents Association

Recent Capital Raising Activities

In December 2012 and January 2013, we issued an aggregate of $950,000 of our 12% secured convertible promissory notes (the “Original Bridge Notes”) and warrants to purchase an aggregate of 950,000 shares of our common stock (the “Original Bridge Warrants”) in a private offering to accredited investors (the “Original Investors”). The Original Bridge Notes were to mature on June 1, 2013. However, on May 31, 2013 (the “Effective Date”), the Original Investors transferred, in separate transactions, all of their respective rights, title and interests in the Original Bridge Notes to a third party (the “Current Holder”) pursuant to various note purchase agreements by and between each Original Investor and the Current Holder. Also on the Effective Date, and immediately following the Current Holder’s purchase of the Original Bridge Notes, we entered into an Amended and Restated Note Purchase Agreement with the Current Holder pursuant to which all of the Original Bridge Notes were automatically deemed null and void. In addition, the Company issued to the Current Holder a new convertible promissory note, which was subsequently amended and restated (the “Current Bridge Note”), in the original principal amount of $1,002,800, which amount reflects the outstanding principal amount and unpaid accrued interest due under the Original Bridge Notes on the Effective Date. The Current Bridge Note is unsecured and accrues interest at the rate of 12% per annum and will mature on June 2, 2014 (the “Maturity Date”). At the option of the Holder, upon written notice to the Company at any time prior to the Maturity Date, all of the outstanding principal amount and unpaid accrued interest of the Current Bridge Note may be converted into shares of the Company’s common stock at a conversion price equal to $0.1875 per share. The Company may prepay, upon five (5) business days written notice, any amounts owed under the Current Bridge Note in whole or in part at any time without the prior written consent of the Holder.

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

In June 2013, we entered into a demand promissory note (each, a “Demand Note” and collectively, the “Demand Notes”) with each of Messrs. Leber and Harris and Dr. Cohen. Each Demand Note was issued in the original principal amount of $25,000. Accordingly, the Company received an aggregate of $75,000 from the lenders upon issuance of the Demand Notes. The Demand Notes were unsecured, accrued interest at a rate of 10% per annum and were payable upon demand by the lender. In July 2013, the Demand Notes were repaid in full upon demand of the lenders.

Since January 1, 2013, the Company has sold an aggregate of 5,140,000 shares of common stock at a price per share of $0.25 in separate private transactions with several accredited investors for an aggregate purchase price of $1,285,000. In connection with such sales, the Company issued five-year warrants to purchase an aggregate of 1,285,000 shares of common stock at an exercise price of $0.25 per share.

In light of the purchase of the Original Bridge Notes and issuance of the Current Bridge Note in substitution thereof, the Company has terminated its planned private offering of up to $7,500,000 million of 12% convertible promissory notes. No securities were sold in that private offering.

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

Results of Operations

Three and Six Month Periods ended June 30, 2013 and 2012

Revenue

Revenue for the three months ended June 30, 2013 increased $46,813, or 53.6%, to $134,154 compared to $87,341 for the comparable period in 2012. Revenue for the six months ended June 30, 2013 increased $102,878, or 66.7%, to $257,013 compared to $154,135 for the comparable period in 2012. Revenue for each period was derived solely from advertisements on our website. The increases in revenue during the three and six months ended June 30, 2013 compared to the prior year periods is due to an increase in website traffic which resulted in a greater number of impressions and, as a result, our ability to charge for those impressions increased.

Operating Expenses

Total operating expenses for the three months ended June 30, 2013 increased $185,766, or 9.9%, to $2,053,568 compared to $1,867,802 for the comparable period in 2012. Total operating expenses for the six months ended June 30, 2013 decreased $1,711,789, or 26.7%, to $4,701,311 compared to $6,413,100 for the comparable period in 2012. The increase in total operating expenses for the three months ended June 30, 2013 was due to increases in accounting, legal, and filing fee expenses as well as rent, consulting and equity-based compensation expenses, which were partially offset by decreases in expenses relating to selling and marketing, salaries, other general and administrative and depreciation and amortization. The decrease in total operating expenses for the six months ended June 30, 2013 was due primarily to the absence of transaction expenses and management fee expenses of $2,924,592 and $100,000, respectively, which we incurred during the comparable period in 2012. In addition, the decrease was attributable to reductions during the six months ended June 30, 2013 in accounting, legal, and filing fee expenses as well as expenses relating to selling and marketing, other general and administrative and depreciation and amortization. The decreases were partially offset by increases in salaries, rent, consulting and equity-based compensation expenses during the six months ended June 30, 2013.

Selling and marketing. Selling and marketing expense decreased $281,114, or 84.4%, to $51,824 for the three months ended June 30, 2013 compared to $332,938 for the comparable period in 2012. Selling and marketing expense decreased $233,611, or 62.5%, to $140,053 for the six months ended June 30, 2013 compared to $373,664 for the comparable period in 2012. The decreases in selling and marketing expenses for the three and six months ended June 30, 2013 compared to the prior year periods were due to management’s decision to reduce such expenses from the prior periods. These measures took began to take effect late in the first quarter 2013.

Salaries. Salary expense decreased $76,358, or 16.0%, to $400,637 for the three months ended June 30, 2013 compared to $476,995 for the comparable period in 2012. The decrease in salary expense is due primarily to a reduction in staff headcount.

Salary expense increased $39,241, or 4.6%, to $892,644 for the six months ended June 30, 2013 compared to $853,403 for the comparable period in 2012. The increase was primarily due to salary paid to management in the first quarter of 2013 compared to the first quarter of 2012. In connection with the closing of the Transaction, we entered into employment agreements with each of Messrs. Leber and Bernstein which provide for a monthly salary of approximately $18,750. Prior to the closing of the Transaction, GP.com LLC did not pay salary directly to Messrs. Leber or Bernstein and instead paid a monthly management fee to an entity controlled by Messrs. Leber and Bernstein. As discussed below, payment of the monthly management fee ceased upon closing of the Transaction. In addition, the increase in salary expense for the six months ended June 30, 2013 was partially due to salary paid to an officer in the first quarter of 2013 who was not an employee of the Company during the first quarter of 2012.

Salary expense for the three and six month periods ended June 30, 2013 includes $112,500 and $231,250, respectively, in salary deferred during such periods by members of management.

Rent. Rent expense increased $1,375, or 3.4%, to $42,075 for the three months ended June 30, 2013 compared to $40,700 for the comparable period in 2012. Rent expense increased $2,400, or 2.9%, to $84,100 for the six months ended June 30, 2013 compared to $81,700 for the comparable period in 2012.

Accounting, legal, and SEC Filing Fees. Accounting, legal, and SEC filing expense increased $131,771, or 109.0%, to $252,664 for the three months ended June 30, 2013 compared to $120,893 for the comparable period in 2012. The increase was attributable to certain SEC filings, including our annual report for the year ended December 31, 2012, during the three months ended June 30, 2013 that were not required in the prior year period. In addition, we incurred additional expenses in connection with certain business transactions and ongoing capital raising activities that occurred during the period which were not present in the prior year period.

Accounting, legal, and SEC filing expense decreased $50,437, or 11.5%, to $386,347 for the six months ended June 30, 2013 compared to $436,784 for the comparable period in 2012. We incurred significant legal, compliance and accounting expenses in the first quarter of 2012 in connection with the Transaction and our capital raising activities.

Consulting. Consulting expense increased $235,831, or 481.9%, to $284,773 for the three months ended June 30, 2013 compared to $48,942 for the comparable period in 2012. Consulting expense increased $320,841, or 267.9%, to $440,608 for the six months ended June 30, 2013 compared to $119,767 for the comparable period in 2012. The increases were due in part to consulting fees paid in the three and six months ended June 30, 2013 pursuant to the alliance agreement with Starr.

Equity-based compensation. Equity-based compensation expense increased $334,983, or 94.6%, to $689,200 for the three months ended June 30, 2013 compared to $354,217 for the comparable period in 2012. Equity-based compensation expense increased $1,558,319, or 305.9%, to $2,067,748 for the six months ended June 30, 2013 compared to $509,429 for the comparable period in 2012. The increase was comprised primarily of charges of $436,066 and $757,622 for the three and six months ended June 30, 2013, respectively, incurred in connection with option grants to the Company’s officers and employees pursuant to the Grandparents.com, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) and the issuance of warrants for services. The increase also relates to recurring charges incurred in connection with equity awards granted during fiscal 2012 under the 2012 Plan which are expensed over the life over the grant. As of June 30, 2013, there was $1,822,927 of total unrecognized compensation cost related to non-vested equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remaining vesting period of 45 months.

At June 30, 2013, GP.com LLC had outstanding options to purchase 466,667 Class A units of GP.com LLC under its 2010 Stock Option Plan. In addition, GP.com LLC had outstanding warrants to purchase 437,500 Class A units of GP.com LLC. Since the employees and consultants to whom these options and warrants were granted continue to provide services to the Company, the Company continued to record an equity compensation charge of $21,590 and $43,180 for the three and six months ended June 30, 2013, respectively. The remaining unrecognized compensation cost of $71,266 related to non-vested equity-based compensation arrangements granted by GP.com LLC continue to be recognized by the Company over the remaining vesting period of 15 months.

As of June 30, 2013, the Company also had 300,000 options outstanding under its 2005 Stock Incentive Plan. In accordance with the terms of the Asset Contribution Agreement, these options became fully vested and exercisable as of the date of the Closing Date. Due to the immediate vesting provision, and since these employees no longer provide services to the Company, the Company recorded a charge in the amount of $98,190 during the first quarter of 2012. There is no remaining unrecognized compensation charge related to these options and therefore no such charge was recorded for the three or six months ended June 30, 2013.

Management fees. We had no management fees expense for the three months ended June 30, 2013 or for the comparable period in 2012. Likewise, we had no management fees expenses for the six months ended June 30, 2013. However, we had management fees expense of $100,000 for the six months ended June 30, 2012. Prior to the closing of the Transaction, GP.com LLC paid a management fee to an entity controlled by Messrs. Leber and Bernstein for management services provided to GP.com LLC. Two payments of $50,000 each were payable in the first six months of 2012 prior to the Transaction. The payments ceased upon the closing of the Transaction.

Transaction costs. We had no transaction costs for the three months ended June 30, 2013 or for the comparable period in 2012. Likewise, we had no transaction costs for the six months ended June 30, 2013. We incurred $2,924,592 in transaction costs for the six months ended June 30, 2012 due to the issuance of warrants to our investment banking advisor in connection with the Transaction.

Other general and administrative. Other general and administrative expense decreased $98,894, or 35.0%, to $183,677 for the three months ended June 30, 2013 compared to $282,571 for the comparable period in 2012. Other general and administrative expense decreased $279,717, or 47.2%, to $312,952 for the six months ended June 30, 2013 compared to $592,669 for the comparable period in 2012. The decreases were due to expense reduction measures implemented by management in the three and six months ended June 30, 2013.

Depreciation and amortization. Depreciation and amortization decreased $61,828, or 29.4%, to $148,718 for the three months ended June 30, 2013 compared to $210,546 for the comparable period in 2012. Depreciation and amortization decreased $44,233, or 10.5%, to $376,859 for the six months ended June 30, 2013 compared to $421,092 for the comparable period in 2012.

Other Income (Expense)

The Company had other expense of $197,110 for the three months ended June 30, 2013 compared to other income of $23,235 for the comparable period in 2012. The Company had other expense of $416,626 for the six months ended June 30, 2013 compared to other income of $8,807 for the comparable period in 2012. The increases in other expenses during the three and six months ended June 30, 2013 relate primarily to interest expense of $197,126 and $416,664, respectively. Such amounts include interest expenses of $139,307 and $309,430, respectively, attributable to the debt discount of warrants issued in connection with certain of our indebtedness.

Loss from Operations

Loss from operations for the three months ended June 30, 2013 was $2,116,524 compared to $1,757,226 for the comparable period in 2012, an increase of $359,298, or 20.4%. Loss from operations for the six months ended June 30, 2013 was $4,860,924 compared to $6,250,158 for the comparable period in 2012, a decrease of $1,389,234, or 22.2%.

Preferred Return Expense

Preferred return expense was $14,265 for the six months ended June 30, 2012, which reflects preferred returns payable by GP.com LLC prior to the closing of the Transaction with respect to its Class A Preferred units. There was no preferred return expense for the three or six months ended June 30, 2013.

Net Loss

Net loss for the three months ended June 30, 2013 was $2,116,524 compared to $1,808,485 for the comparable period in 2012, an increase of $308,039, or 17.0%. Net loss for the six months ended June 30, 2013 was $4,860,924 compared to $6,315,682 for the comparable period in 2012, a decrease of $1,454,758, or 23.0%.

Liquidity and Capital Resources

As of June 30, 2013, we had unrestricted cash of $147,600. We expect to finance our operations over the next twelve months primarily through our existing cash and offerings of our equity or debt securities or through bank financing. Our operations have not yet generated positive cash flows. To effectively implement our business plan, we will need to obtain additional financing. If we obtain financing, we would expect to accelerate our business plan and increase our advertising and marketing budget, hire additional staff members and increase our office space and operations all of which we believe would result in the generation of revenue and development of our business. We cannot be certain that financing will be available on acceptable terms, or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

Capital Raising Efforts

In December 2012 and January 2013, we issued an aggregate of $950,000 of Original Bridge Notes, which were to mature on June 1, 2013. As discussed above, on May 31, 2013 the Original Investors transferred, in separate transactions, all of their respective rights, title and interests in the Original Bridge Notes to the Current Holder and, immediately following the Current Holder’s purchase of the Original Bridge Notes, we entered into an Amended and Restated Note Purchase Agreement with the Current Holder pursuant to which all of the Original Bridge Notes were automatically deemed null and void. In addition, the Company issued to the Current Holder (the Current Bridge Note in the original principal amount of $1,002,800, which amount reflects the outstanding principal amount and unpaid accrued interest due under the Original Bridge Notes on May 31, 2013. The Current Bridge Note is unsecured and accrues interest at the rate of 12% per annum and will mature on June 2, 2014 (the “Maturity Date”). At the option of the Holder, upon written notice to the Company at any time prior to the Maturity Date, all of the outstanding principal amount and unpaid accrued interest of the Current Bridge Note may be converted into shares of the Company’s common stock at a conversion price equal to $0.1875 per share. The Company may prepay, upon five (5) business days written notice, any amounts owed under the Current Bridge Note in whole or in part at any time without the prior written consent of the Holder.

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

In June 2013, we entered into a demand promissory note (each, a “Demand Note” and collectively, the “Demand Notes”) with each of Messrs. Leber and Harris and Dr. Cohen. Each Demand Note was issued in the original principal amount of $25,000. Accordingly, the Company received an aggregate of $75,000 from the lenders upon issuance of the Demand Notes. The Demand Notes were unsecured, accrued interest at a rate of 10% per annum and were payable upon demand by the lender. In July 2013, the Demand Notes were repaid in full upon demand of the lenders.

Since January 1, 2013, the Company has sold an aggregate of 5,280,000 shares of common stock at a price per share of $0.25 in separate private transactions with several accredited investors for an aggregate purchase price of $1,320,000. In connection with such sales, the Company issued five-year warrants to purchase an aggregate of 1,320,000 shares of common stock at an exercise price of $0.25 per share.

In light of the purchase of the Original Bridge Notes and issuance of the Current Bridge Note in substitution thereof, the Company has terminated its planned private offering of up to $7,500,000 million of 12% convertible promissory notes. No securities were sold in that private offering.

Outstanding Indebtedness

As noted above, $1,002,800 in principal amount is outstanding under the Current Bridge Note, which is due on June 2, 2014, $200,000 in principal amount is outstanding under a $200,000 promissory note issued in November 2012, which is due on September 1, 2013, and $400,000 is outstanding under the February Notes, which are due on the earlier of March 1, 2014 or the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $10,000,000. The Demand Notes were repaid in full after June 30, 2013.

In addition, pursuant to the Contribution Agreement, we entered into promissory notes with respect to certain liabilities of GP.com LLC that we assumed in connection with the Transaction. Specifically, we entered into the following promissory notes:

●	Amended and Restated Promissory Note in favor of Steven E. Leber, a Managing Director of GP.com LLC and current Chairman and Co-Chief Executive Officer of the Company, in the principal amount of $78,543 (the “Leber Note”). The Leber Note reflects amounts outstanding under a promissory note previously issued by GP.com LLC to Mr. Leber and a revolving note issued by GP.com LLC to Mr. Leber and Joseph Bernstein that we assumed in connection with the Transaction.

●	Amended and Restated Promissory Note in favor of Joseph Bernstein, a Managing Director of GP.com LLC and current Director, Co-Chief Executive Officer, Chief Financial Officer and Treasurer of the Company, in the principal amount of $78,543 (the “Bernstein Note”). The Bernstein Note reflects amounts outstanding under a promissory note previously issued by GP.com LLC to Mr. Bernstein and a revolving note issued by GP.com LLC to Messrs. Leber and Bernstein that we assumed in connection with the Transaction.

●	Amended and Restated Promissory Note in favor of Meadows Capital, LLC (“Meadows”), an entity controlled by Dr. Robert Cohen, a Managing Director of GP.com LLC and a current Director of the Company, in the principal amount of $308,914 (the “Meadows Note”). The Meadows Note reflects amounts outstanding under promissory notes previously issued by GP.com LLC to Meadows that we assumed in connection with the Transaction.

●	Promissory Note in favor of Leber-Bernstein Group, LLC, an entity controlled by Messrs. Leber and Bernstein (“LBG”), in the principal amount of $612,500 (the “LBG Note”). The LBG Note reflects the amount of accrued but unpaid management fees of GP.com LLC payable to LBG that we assumed in connection with the Transaction.

The Leber Note, the Bernstein Note, the Meadows Note and the LBG Note are collectively referred to herein as the “Initial Promissory Notes.” The Initial Promissory Notes accrue interest at the rate of 5% per annum and mature upon the earlier of (i) the Company having EBITDA of at least $2,500,000 as reflected on its quarterly or annual financial statements filed with the SEC, or (ii) the Company closing a financing with gross proceeds to the Company of at least $10,000,000. Payment of the Initial Promissory Notes is guaranteed by GP.com LLC. In addition, payment of the Meadows Note is guaranteed by Messrs. Leber and Bernstein. The Leber Note, Bernstein Note and LBG Note are subordinate in right of payment to the Meadows Note and rank pari passu with each other. The Meadows Note is secured by a first priority security interest in the assets of GP.com LLC. Other than the Meadows Note, none of the Initial Promissory Notes are secured.

Cash Flow

Net cash flow from operating, investing and financing activities for the periods below were as follows:

	Six months ended June 30,
	2013	2012
Cash provided by (used in):
Operating Activities	$(1,646,458)	$(2,270,191)
Investing Activities	(15,058)	(110,786)
Financing Activities	1,560,000	4,246,935
Net increase (decrease) in cash:	(101,516)	1,865,958

Cash Used In Operating Activities

For the six months ended June 30, 2013, net cash used in operating activities of $1,646,458 consisted of net loss of $4,860,924, offset by $376,859 in adjustments for depreciation and amortization expense, $2,067,748 in adjustments for equity-based compensation expense, $309,430 in adjustments for amortization of discount on bridge notes payable and $460,429 in cash provided by changes in working capital and other activities. For the six months ended June 30, 2012, net cash used in operating activities of $2,270,191 consisted of net loss of $6,315,682, $62,334 in changes in fair value of warrant derivative liability and a $52,776 gain on extinguishment of indebtedness, offset by $421,092 in adjustments for depreciation and amortization expense, $509,429 in adjustments for equity-based compensation expense, $2,924,592 in adjustments for transaction costs incurred in connection the Transaction, $14,265 in adjustments for preferred return expense, $25,161 in adjustments for amortization of discount on zero coupon note payable and $266,062 in cash provided by changes in working capital and other activities.

Cash Used In Investing Activities

For the six months ended June 30, 2013, net cash used in investing activities of $15,058 consisted of $14,143 for development of intangible assets and $915 for purchases of property and equipment. For the six months ended June 30, 2012, net cash used in investing activities of $110,786 consisted of $66,166 for development of intangible assets and $44,620 for purchases of property and equipment.

Cash Provided By Financing Activities

For the six months ended June 30, 2013, net cash provided by financing activities of $1,560,000 consisted of $985,000 in gross proceeds from various private placements and $575,000 from loans and short term advances. For the six months ended June 30, 2012, net cash provided by financing activities of $4,246,935 consisted of $2,667,629 in net proceeds from a private placement, $30,000 in proceeds from exercise of stock options and $1,549,306 in predecessor cash that remained in the Company following the Transaction.

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

As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was carried out under the supervision and with the participation of management, including our principal executive officers and principal financial officer. Based upon that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were not effective at June 30, 2013 due to material weaknesses in our internal control over financial reporting. The material weaknesses primarily consisted of the following: (i) we do not have written documentation of our internal control policies and procedures; (ii) we do not have sufficient segregation of duties within accounting functions; (iii) we do not have adequate staff and supervision within our accounting function; and (iv) we lack a sufficient process for periodic financial reporting, including timely preparation and review of financial reports and statements.

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

The risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. For the three months ended June 30, 2013, there are no material changes in our risk factors as previously described in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Reference is made the Company’s Current Reports on Form 8-K dated April 1, 2013, April 4, 2013, April 26, 2013, May 31, 2013, June 7, 201, June 17, 2013 and June 20, 2013 for information regarding unregistered sales of equity securities during the period covered by this Report. In addition to the foregoing, the Company made the following unregistered sales of equity securities during the period covered by this Report:

On June 20, 2013, the Company issued warrants to purchase an aggregate of 347,400 shares of its common stock at an exercise price of $0.30 per share to various employees as severance compensation. Each warrant is exercisable for a period of five years and may be exercised on a cashless basis. The number of shares for which each warrant is exercisable and the exercise price are subject to adjustments for certain customary events.

On June 25, 2013, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company sold, in a private transaction, 1,000,000 shares of its common stock and a warrant to purchase 250,000 shares of the Company’s common stock for gross proceeds to the Company of $250,000. The warrant is exercisable for a period of five years at an exercise price of $0.25 per share, subject to customary adjustments.

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

Exhibit Number	Description
10.1	Form of First April 2013 Securities Purchase Agreement (1)
10.2	Form of Warrant issued pursuant to First April 2013 Securities Purchase Agreement (2)
10.3	Second Amended and Restated Promissory Note between the Company and Mel Harris (3)
10.4	First Amendment to Strategic Alliance Agreement with Starr Indemnity & Liability Company dated April 11, 2013 (4)
10.5	Form of Second April 2013 Securities Purchase Agreement (5)
10.6	Form of Warrant issued pursuant to Second April 2013 Securities Purchase Agreement (6)
10.7	Form of Amended and Restated Note Purchase Agreement, dated May 31, 2013 (7)
10.8	Form of Convertible Promissory Note, dated May 31, 2013 (8)
10.9	Form of Warrant for the Purchase of Shares of Common Stock, dated May 31, 2013 (9)
10.10 *	Form of Amended and Restated Convertible Promissory Note, dated June 11, 2013
10.11	Resignation and Release Agreement, dated June 7, 2013 (10)
10.12	Consulting Agreement, dated June 7, 2013 (11)
10.13	Form of Demand Promissory Note, dated June 12, 2013, issued by Grandparents.com in the original principal amount of $25,000 (12)
10.14 *	Form of June 2013 Securities Purchase Agreement
10.15 *	Form of July 2013 Securities Purchase Agreement
10.16 *	Form of Warrant issued pursuant to Securities Purchase Agreements
10.17 *	Form of Warrant issued to Certain Officers and Directors
10.18 *	Third Amended and Restated Promissory Note between the Company and Mel Harris
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS ***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Schema
101.CAL ***	XBRL Taxonomy Calculation Linkbase
101.DEF ***	XBRL Taxonomy Definition Linkbase
101.LAB ***	XBRL Taxonomy Label Linkbase
101.PRE ***	XBRL Taxonomy Presentation Linkbase

(1) Incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(2) Incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(3) Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(4) Incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(5) Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 26, 2013.

(6) Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 26, 2013.

(7) Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 31, 2013.

(8) Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 31, 2013.

(9) Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 31, 2013.

(10) Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2013.

(11) Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 7, 2013.

(12) Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 18, 2013.

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

Dated: August 19, 2013

/s/ Steven E. Leber
Steven E. Leber
Co-Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph Bernstein
Joseph Bernstein
Co-Chief Executive Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

