Form 10-Q
period 2013-09-30
GRANDPARENTS.COM, INC.
filed 2013-11-19
CIK 1020475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes  ☐ No  ☒

As of November 8, 2013, there were 97,419,304 shares of the registrant’s common stock, $.01 par value per share, outstanding.

  GRANDPARENTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2013

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

GRANDPARENTS.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$286,089	$249,116
Restricted cash	40,000	40,000
Accounts receivable	84,540	53,295
Other receivable	-	33,335
Prepaid expenses	77,124	116,120
Total current assets	487,753	491,866

Property and equipment, net	73,613	79,337

Other assets:
Security deposits	3,701	3,701
Intangibles, net	4,069,430	4,538,477
Total other assets	4,073,131	4,542,178

Total assets	$4,634,497	$5,113,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,477,051	$1,399,087
Accrued expenses	286,212	189,623
Deferred officer salary	293,750	-
Notes payable	1,178,487	1,078,500
Convertible bridge notes, net	1,240,583	812,363
Total current liabilities	4,476,083	3,479,573

Total liabilities	$4,476,083	$3,479,573

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 150,000,000 shares authorized issued and outstanding 96,219,304 and 85,755,814 at September 30, 2013 and December 31, 2012, respectively	962,193	857,558
Additional paid in capital	22,408,944	16,726,140
Accumulated deficit	(23,212,723)	(15,949,890)
Total stockholders’ equity	158,414	1,633,808

Total liabilities and stockholders’ equity	$4,634,497	$5,113,381

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues:
Advertising revenue	$118,910	$70,195	$375,923	$224,330
Total revenue	118,910	70,195	375,923	224,330

Operating Expenses:
Selling and marketing	52,533	463,712	192,586	837,376
Salaries	404,783	624,550	1,297,428	1,477,953
Rent	42,025	40,668	126,125	122,368
Accounting, legal, SEC filing fees	160,600	313,290	546,947	750,074
Consulting	249,400	-	690,008	119,767
Equity-based compensation	1,129,772	360,917	3,197,520	870,346
Management fees	-	-	-	100,000
Transaction costs	-	-	-	2,924,592
Other general and administrative	242,583	412,192	555,535	1,004,861
Depreciation and amortization	113,996	216,728	490,854	637,820
Total operating expenses	2,395,692	2,432,057	7,097,003	8,845,157

Other (expenses):
Interest income	11	9	49	3,260
Interest expense	(125,138)	(22,439)	(541,802)	(69,735)
Other income, net	-	-	-	52,852

Total other (expenses)	(125,127)	(22,430)	(541,753)	(13,623)

Loss from operations	(2,401,909)	(2,384,292)	(7,262,833)	(8,634,450)

Preferred return expense	-	-	-	(14,265)

Net loss before income taxes	(2,401,909)	(2,384,292)	(7,262,833)	(8,648,715)

Provision for income taxes	-	-	-	51,259

Net loss	$(2,401,909)	$(2,384,292)	$(7,262,833)	$(8,699,974)

Net loss per share-basic and diluted	$(0.03)	$(0.03)	$(0.08)	$(0.16)

Weighted average common shares outstanding, basic and diluted	95,819,916	87,755,814	89,455,860	53,067,288

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months Ended
	September 30,
	2013	2012

Cash flows from Operating activities:
Net loss	$(7,262,833)	$(8,699,974)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	490,854	637,820
Equity-based compensation	3,197,520	864,561
Transaction costs	-	2,924,592
Preferred return expense	-	14,265
Amortization of discount on zero coupon note payable	-	34,119
Amortization of discount on bridge notes payable	377,213	-
Change in fair value of warrant derivative liability	-	(62,334)
Gain on extinguishment of indebtedness	-	(52,776)
(Increase) decrease in:
Accounts receivable, net	(31,245)	14,968
Other receivable	33,335	-
Prepaid expenses	21,642	154,562
Increase (decrease) in:
Accounts payable	214,072	327,534
Accrued management fees	-	100,000
Accrued expenses	149,389	(27,337)
Deferred officer salary	293,750	-
Net cash used in Operating activities	(2,516,303)	(3,770,000)

Cash Flows from Investing activities
Development of intangible assets	(15,129)	(173,981)
Purchase of property and equipment	(1,595)	(55,060)
Net cash used in Investing activities	(16,724)	(229,041)

Cash Flows from Financing activities
Payment on notes payable	(150,000)	(275,000)
Proceeds from private placement, net	2,170,000	2,667,629
Proceeds from loans and short-term advances	550,000	-
Proceeds from exercise of stock options	-	30,000
Proceeds from reverse merger transaction (predecessor cash)	-	1,549,306
Net cash provided by Financing activities	2,570,000	3,971,935

Net increase (decrease) in cash	36,973	(27,106)
Cash, beginning of period	249,116	347,284
Cash, end of period	$286,089	$320,178

Supplemental cash flow information
Income taxes paid	$-	$-
Cash paid for interest	$8,000	$12,500
Warrant discount on secured convertible bridge notes	$301,793	$-
Settlement of liabilities through issuance of equity	$152,833	$-
Settlement of liabilities through transfer of used equipment, net	$680	$-
Conversion of accrued interest to convertible bridge notes	$52,800	$-
Conversion of accrued management fees to note payable	$-	$512,500
Reclassification of cumulative preferred return as part of reverse acquisition	$-	$134,753
Reclassification of warrant derivative liability to equity as part of reverse acquisition	$-	$149,311

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Description of Business and Reverse Acquisition

Description of Business
Grandparents.com, Inc., together with its consolidated subsidiaries (the “Company”), is a family-oriented social media company that through its website, www.grandparents.com, serves the age 50+ demographic market. The website offers activities, discussion groups, expert advice and newsletters that enrich the lives of grandparents by providing tools to foster connections among grandparents, parents, and grandchildren. In addition, the Company plans to make available Medicare Supplement and other insurance products offered by its insurance partners to members of the Company’s American Grandparents Association.

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

Concurrently with the reverse acquisition, the Company sold 3,000,000 shares of Series B Convertible Preferred Stock for total gross proceeds of $3,000,000. The Series B Convertible Preferred Stock automatically converted into 12,897,172 shares of the Company’s Common Stock upon the date on which the Company filed an amendment to its Certificate of Incorporation to increase the number of authorized shares of Common Stock to 150,000,000. In connection with the financing, the Company granted a warrant to the placement agent (“Placement Agent Warrant”) to purchase up to 1,289,711 shares of the Company’s Common Stock. The Placement Agent Warrant has an exercise price of $0.23 per share and a term of five (5) years. The grant date fair value of the Placement Agent Warrant was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate 1.04%; expected term 5.0 years; expected volatility 109%; stock price $0.60. These assumptions resulted in a grant date fair value of the warrant of $674,906, which has been reflected in the condensed consolidated balance sheets as a reduction of the gross proceeds raised in the financing.

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

These condensed consolidated financial statements should be read in conjunction with the December 31, 2012 and 2011 financial statements and related notes included in the Company’s Annual Report on Form 10-K filed April 16, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2012 was derived from the Company’s audited financial statements for the year ended December 31, 2012, but does not include all disclosures required by U.S. GAAP. However, the Company believes the disclosures are adequate to make the information presented not misleading.

3.  Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred a net loss of approximately $7.3 million and used approximately $2.5 million in cash for operating activities during the nine-months ended September 30, 2013. Without additional capital from existing or outside investors or further financing, the Company’s ability to continue to implement its business plan may be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Intangible assets, net, consisted of the following at September 30, 2013 and December 31, 2012:

	Estimated
	Useful	September 30,	December 31,
	Lives (in Years)	2013	2012
URL and trademarks	15	$5,000,000	$5,000,000
Website and mobile application development	3	785,650	770,482
Customer relationships	3	1,000,000	1,000,000
		6,785,650	6,770,482
Less: accumulated amortization		(2,716,220)	(2,232,005)
Intangible assets, net		$4,069,430	$4,538,477

Amortization expense related to finite lived intangible assets amounted to $111,782 and $213,166 for the three-months and $484,215 and $629,832 for the nine-months ended September 30, 2013 and 2012, respectively. The future amortization expense for each of the five succeeding years related to all finite lived intangible assets that are currently recorded in the balance sheets is estimated as follows at September 30, 2013:

For the Years Ending December 31,
2013	$107,138
2014	428,550
2015	415,906
2016	350,593
2017	333,333
Thereafter	2,433,910
$4,069,430

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

In connection with the Asset Contribution Agreement, the above aggregate indebtedness of $466,000 was amended, as follows:

1.
Two Notes payable, each in the amount of $78,543 to certain officers, directors and beneficial owners of a majority of the capital stock of the Company.  The notes bear PIK interest annually at 5% and are due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) the date subsequent to March 31, 2013 that the Company achieves EBITDA equal to or greater than $2,500,000.  The note is subordinate to certain other debt obligations of the Company.

2.
Note payable in the amount of $308,914 to a director and beneficial owner of a majority of the capital stock of the Company.  The note bears PIK interest annually at 5% and is due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) April 1, 2013.  However, no payments are required to be paid until the Company achieves EBITDA equal to or greater than $2,500,000.

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

In December 2011, GP consummated a $500,000 bridge loan with the Company (predecessor) and executed a Letter of Intent with the Company for a contribution of all the assets and liabilities of GP into the Company in a transaction to be accounted for as a reverse acquisition. At the time of the transaction, the Company’s assets consisted exclusively of $2.3 million in cash (unaudited).  GP simultaneously executed an engagement agreement with an investment bank to effect a private placement of $3 million, on a best efforts basis, of the Company’s equity securities, to be closed at the same time as the reverse acquisition.  The reverse acquisition and private placement transactions were consummated on February 23, 2012, with the bridge loan being repaid out of the closing cash in the Company.  See Note 1.

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

Promissory Notes

In November 2012, the Company issued two (2) separate promissory notes totaling $450,000 (the “November Notes”).  The November Notes are unsecured and accrue interest at 10% per annum.  One of the November Notes in the principal amount of $250,000 was paid in full prior to maturity in December 2012.  The other November Note has been amended and restated and currently matures on the earlier of (i) December 31, 2013, or (ii) receipt by the Company of $1,500,000 in aggregate gross proceeds arising from debt and/or equity financings after July 1, 2013. In July 2013, the Company paid $100,000 of the principal amount of such November Note.  The remaining outstanding principal amount of such November Note is $100,000.

In February 2013, the Company issued four (4) promissory notes totaling $400,000 (the “February Notes”).  The February Notes are unsecured, accrue interest at a rate of 10% per annum and mature on the earlier of March 1, 2014 or the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $10,000,000.

In June 2013, the Company issued three (3) demand promissory notes in the aggregate amount of $75,000.  Each demand promissory note has an original principal amount of $25,000, bears interest at a rate of ten percent (10%) per annum, is unsecured, and is payable upon demand. These notes were repaid in-full during July 2013.

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

The interest expense for the three-and-nine months ended September 30, 2013 attributable to the debt discount of warrants was $67,823 and $377,253, respectively.

Interest expense charged to operations amounted to $125,138 and $22,439 for the three-months and $541,802 and $69,735 for the nine-months ended September 30, 2013 and 2012.  The future principal maturities related to all notes payable obligations is estimated as follows at September 30, 2013 (excluding debt discount of $162,230 at September 30, 2013):

For the Years Ending December 31,
2013	$1,178,500
2014	1,402,800
$2,581,300

6.  Stockholders’ Equity

On February 23, 2012, the Board of Directors approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 30,000,000 to 150,000,000 shares (the “Amendment”). As of September 30, 2013, the Company had 96,219,304 shares of common stock issued and outstanding.

On February 23, 2012, in connection with the Asset Contribution Agreement, the Company issued one (1) share of Series A Convertible Preferred Stock, representing 65% of the Company’s issued and outstanding shares of Common Stock, on an as-converted basis of the Series A and Series B Convertible Preferred Stock.  The Series A Convertible Preferred Stock automatically converted into 55,887,491 shares of the Company’s Common Stock on May 9, 2012, the date on which the Company filed the Amendment.

On February 23, 2012, the Company completed the Private Placement of 3,000,000 shares of newly designated Series B Convertible Preferred Stock for aggregate gross proceeds to the Company of $3,000,000.  The Series B Convertible Preferred Stock automatically converted into 12,897,172 shares of the Company’s Common Stock on May 9, 2012, the date on which the Company filed the Amendment.

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

In June 2013, the Company issued an aggregate of 300,000 shares of its common stock and warrants to purchase an aggregate of 25,000 shares of its common stock at an exercise price of $0.25 per share in exchange for services to be performed for the Company by the recipients thereof. The warrants are exercisable for a period of five years and may be exercised on a cashless basis.  The Company also issued 428,571 shares of its common stock to a consultant in exchange for fees and expenses in the amount of $36,586 incurred in connection with services provided to the Company. Additionally the Company issued 198,172 shares of its common stock to a consultant in exchange for services to be provided. See Note 7. The aggregate fair value of the shares and warrants issued to consultants during the quarter ended June 30, 2013 is $86,586, which shares and warrants are being expensed over the requisite service periods.

In July 2013, the Company entered into securities purchase agreements with several investors pursuant to which the Company sold, in private transactions, an aggregate of 1,200,000 shares of its common stock and warrants to purchase an aggregate of 300,000 shares of its common stock for gross proceeds to the Company of $300,000.  The warrants are exercisable for a period of five years at an exercise price of $0.25 per share, subject to customary adjustments.

In July 2013, the Company issued 306,747 shares of its common stock to three consultants in exchange for fees and expenses in the amount of $48,892 incurred in connection with services provided to the Company. The aggregate fair value of the shares and warrants issued to consultants during the quarter ended September 30, 2013 is $66,940, which shares and warrants are being expensed over the requisite service periods.

In August 2013, the Company entered into securities purchase agreements with several investors pursuant to which the Company sold, in private transactions, an aggregate of 2,740,000 shares of its common stock and warrants to purchase an aggregate of 685,000 shares of its common stock for gross proceeds to the Company of $685,000.  The warrants are exercisable for a period of five years at an exercise price of $0.25 per share, subject to customary adjustments.

In September 2013, the Company entered into securities purchase agreements with several investors pursuant to which the Company sold, in private transactions, an aggregate of 800,000 shares of its common stock and warrants to purchase an aggregate of 200,000 shares of its common stock for gross proceeds to the Company of $200,000.  The warrants are exercisable for a period of five years at an exercise price of $0.25 per share, subject to customary adjustments.

During the quarter ended September 30, 2013, in connection with the issuances of shares for director compensation, consulting services and severance agreements, the Company granted five-year warrants to purchase an aggregate of 3,220,000 shares of the Company’s common stock at exercise prices ranging from $0.14 to $0.50 per share.  The warrants were valued at their fair value of $0.07 to $0.19 per warrant using the Black-Scholes method with the following assumptions: share price = $0.07 to $0.21, volatility = 154% to 213%, risk-free rate = 1.03% to 1.68%.  The aggregate fair value of the warrants is $771,444, which are being expensed on a straight-line basis over the requisite service periods, except the severance warrants which were expensed in full during the quarter ended September 30, 2013.  The charge recorded during the quarter ended September 30, 2013 related to these warrants amounted to $98,450 and is included in share-based compensation in the condensed consolidated statements of operations (with a corresponding increase to additional paid-in capital).

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

The Company granted 1,360,000 options to purchase shares of common stock under the 2012 Plan to its officers, directors, employees and consultants during the nine-months ended September 30, 2013. The options had exercise prices at $0.25 per share and a grant date fair value ranging from $0.05 to $0.15 per option. The options expire ten years from the date of grant.

The weighted average grant date fair value of options granted during the nine-months ended September 30, 2013 was $179,452 estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatility was estimated using the volatility of the Company. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived from historical terms.

Risk-free interest rate	.34-1.03%
Expected life (years)	10
Expected volatility	155-213%
Dividend yield	-

A summary of option activity and changes under the 2012 Plan as of September 30, 2013 and during the period is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2011	-	$-	-
Granted	7,535,000	0.56	-
Exercised	-	-	-
Expired	-	-	-
Forfeited	(330,000)	0.56	-
Outstanding at December 31, 2012	7,205,000	$0.56	-
Granted	1,360,000	0.25	10.00
Exercised	-	-	-
Expired	-	-	-
Forfeited	(80,000)	0.60	-
Outstanding at September 30, 2013	8,485,000	$0.50	8.63	-

Exercisable at September 30, 2013	4,156,581	$0.48	8.63	-

The compensation expense recognized under the Plan was $266,814 and $318,995 for the three-months and $1,024,436  and $713,409 for nine-months ended September 30, 2013 and 2012 respectively.  As of September 30, 2013, there was $1,562,436 of total unrecognized compensation cost related to non-vested equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remaining vesting period of 41 months.

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

At September 30, 2013 and 2012, GP had outstanding options to purchase 466,667 Class A units of GP under its 2010 Stock Option Plan.  In addition, GP had outstanding warrants to purchase 437,500 Class A units of GP.  Since the employees and consultants to whom these options and warrants were granted continue to provide services to the Company, the Company recorded an equity compensation charge of $21,590 for the three months ended September 30, 2013 and 2012, and $64,770 for the nine months ended September 2013 and 2012, respectively. The remaining unrecognized compensation cost of  $49,676 related to non-vested equity-based compensation arrangements granted by GP continue to be recognized by the Company over the remaining vesting period of 12 months.

As of September 30, 2013, NorWesTech, Inc. (predecessor) had 300,000 options outstanding under its 2005 Stock Incentive Plan.  In accordance with the terms of the Asset Contribution Agreement, these options became fully vested and exercisable as of the date of the transaction (February 23, 2012).  Due to the immediate vesting provision, and since these employees no longer provide services to the Company, the Company recorded a charge in the amount of $98,190 during the nine-months ended September 30, 2012.  There is no remaining unrecognized compensation charge related to these options.

8.  Income Taxes

ASC 740-10 “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”) requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates Company tax positions on an annual basis and has determined that as of September 30, 2013, no accrual for income taxes is necessary for current operations during 2013.

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

Generally, the Company is no longer subject to U.S. federal examinations by tax authorities for fiscal years prior to 2009.

9.  Commitments

The Company leases an office facility in New York, NY under a three-year operating lease. The lease requires monthly payments of $13,333 and includes an annual escalation of 2.5%. The future minimum lease payments required under the office facility operating lease as of September 30, 2013, are as follows:

For the Years Ending December 31,
2013	$43,088
2014	178,100
2015	126,072
$347,260

GP has issued a letter of credit totaling $40,000, which is held as collateral for performance under the operating lease. The letter of credit is secured by deposits at a financial institution, and has been recorded as restricted cash in the balance sheets at September 30, 2013 and December 31, 2012.

Rent expense recognized under operating leases was $42,025 and $40,668 for the three-months ended September 30, 2013 and 2012, respectively. Rent expense recognized under operating leases was $126,075 and $122,368 for the nine-months ended September 30, 2013 and 2012, respectively.

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

On July 30, 2012, Grandparents Health Plans, LLC (“GHP”), a majority-owned subsidiary of the Company, and Humana MarketPOINT, Inc. (“Humana”) entered into a Marketing and Distribution Agreement (the “Marketing Agreement”), effective as of September 1, 2012, pursuant to which Humana granted to GHP the right to offer and sell certain Medicare supplement, major medical, short term medical, term life, dental and vision insurance products as well as financial protection products (collectively, the “Products”) in any area in which Humana is authorized under applicable law to sell and GHP is licensed under applicable law and appointed by Humana to sell the Products (the “Service Area”). The agreement was terminated, effective as of September 2, 2013.

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

10.  Concentrations

For the three-months ended September 30, 2013 and 2012, two (2) customers represented approximately 63% and 34% respectively,  of revenues earned during the period. For the nine-months ended September 30, 2013 and 2012, two (2) customers represented approximately 65% and 45% respectively, of revenues earned during the period.

At September 30, 2013 and December 31, 2012, four (4) customers represented approximately 90% and 59%,  respectively, of GP’s accounts receivable.

We maintain cash in four insured commercial accounts at a major financial institution. Cash balances did not exceed Federal Deposit Insurance Corporation (FDIC) limits at September 30, 2013 or December 31, 2012.

11.  Subsequent Events

On October 4, 2013, October 9, 2013, October 11, 2013, November 11, 2013 and November 14, 2013, the Company entered into securities purchase agreements with accredited investors pursuant to which the Company sold, in separate private transactions, an aggregate of 2,000,000 shares of the Company’s common stock and warrants to purchase an aggregate of 500,000 shares of the Company’s common stock for aggregate gross proceeds to the Company of $500,000. The warrants are exercisable for a period of five years at an exercise price of $0.25 per share, subject to customary adjustments.

On October 11, 2013, the Company and Aetna Life Insurance Company (“ALIC”) entered into a Program Agreement (the Agreement”), dated as of October 9, 2013 (the “Effective Date”), pursuant to which ALIC will offer and issue Medicare supplement health insurance products and other insurance products the parties may agree to offer from time to time (the “Products”) to members of the Company’s American Grandparents Association. The Agreement provides that ALIC shall pay to the Company a royalty (the “Royalty”) calculated in accordance with the formula in the Agreement in exchange for the use of the Company’s intellectual property marks and other intellectual property materials as set forth in the Agreement and access to the Company’s membership information. The Royalty is subject to set-off or rollback upon the occurrence of certain events set forth in the Agreement. Unless otherwise specifically provided in the Agreement, each party will be responsible for all costs and expenses incurred by it in connection with complying with its responsibilities under the Agreement.

On November 7 2013, the remaining outstanding November Note was amended and restated and currently matures on December 31, 2013.

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

Our Business

Our website, www.grandparents.com, is a family-oriented social media website with a core mission of enhancing relationships between the generations and enriching the lives of grandparents by providing tools to foster connections among grandparents, parents, and grandchildren. We primarily target the approximately 70 million grandparents in the U.S., but we also target the approximately 50 million “boomers” and seniors that are not grandparents. We believe that our website is one of the leading online communities and the premier social media platform targeting active, involved grandparents, boomers and seniors. As of the date of this Report, our website has nearly 2 million registered members with approximately 620,000 unique monthly visits according to Google Analytics. In addition to operating our website, we plan to make available Medicare Supplement and other insurance products offered by our insurance partners to members of our American Grandparents Association.

Like most developing companies, we face substantial financial challenges.  We continue to focus on creating more significant revenue opportunities in the areas of insurance, rebates, e-commerce and advertising. Although we have not been able to generate significant revenue from these endeavors to date, we expect our efforts will begin to come to fruition in the near future.

Revenue for the three and nine months ended September 30, 2013 was $118,910 and $375,923 respectively, compared to revenue of $70,195 and $224,330 for the respective comparable periods in 2012.  To date, we have generated revenue primarily through the sale of advertisements on our website.  We intend to expand our revenue sources to include fees and royalties by partnering with insurance companies and other marketing partners and from the Grand Card. Total operating expenses for the three and nine months ended September 30, 2013 were $2,395,692 and $7,097,003 respectively, compared to total operating expenses of $2,432,057 and $8,845,157 for the respective comparable periods in 2012.  A significant portion of our operating expenses for the three and nine months ended September 30, 2013 was attributable to non-cash charges related to equity-based compensation. We incurred net losses of $2,401,909 and $7,262,833, respectively for the three and nine months, ended September 30, 2013 compared to $2,384,292 and $8,699,974 for the respective comparable periods in 2012.  During the nine months ended September 30, 2013, we used $2,516,303 in cash for operating activities and $16,724 in cash for investing activities, offset by $2,570,000 in cash provided by financing activities.  We had a working capital deficit as of September 30, 2013 of $3,988,330.

Without additional capital from existing or outside investors or further financing, our ability to continue to implement our business plan may be limited. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.

Insurance Partnerships

As noted above, in addition to operating our website, we plan to make available Medicare Supplement and other insurance policies offered by our insurance partners to members of our American Grandparents Association.  In October 2013, the Company entered into a Program Agreement with Aetna Life Insurance Company pursuant to which Aetna will offer and issue Medicare Supplement health insurance policies to members of the American Grandparents Association. The agreement provides that Aetna will pay the Company a royalty in exchange for the Company’s endorsement and support of the program, the right to use the Company’s intellectual property and access to our member information.  Aetna will have sole authority and responsibility to design and price the policies, administer all policies issued under the program and obtain regulatory approvals in all applicable jurisdictions.  The term of the agreement is five years and will automatically renew for an additional five-year term and will renew thereafter for successive one-year terms.  Management expects that this relationship will become a significant source of revenue on a going forward basis.  We expect to expend significant manpower and financial resources in order to successfully implement these arrangements. Insurance products will be made available by us solely to members of the American Grandparents Association. Our relationship and agreement with Aetna replaces our prior agreement with Humana MarketPOINT, Inc. which was terminated by mutual consent as of September 2, 2013.

In addition, the Company has also entered into a strategic alliance agreement with Starr Indemnity & Liability Company under which Starr provides certain services to the Company, including developing strategic business and investment relationships for the Company, arranging agreements with insurance companies and providing business consulting services. The Company and Starr are engaged in ongoing evaluation and negotiation with insurance carriers and continue to work together on the Company’s business model, revenue terms and related guidance on implementation and execution of these programs.  In exchange for these services, the Company pays Starr a monthly fee of $80,000 and has agreed to issue to Starr a warrant to acquire up to 21,438,954 shares (25% of the outstanding equity of the Company based on the number of shares of the Company’s common stock outstanding as of January 8, 2013). The exercise price of the warrant will be $0.05 per share, subject to certain customary adjustments. The warrant will vest as follows: (i) one-fourth of the warrant will vest upon issuance, and (ii) the unvested portion of the warrant will vest in three equal annual installments commencing on March 1, 2014, provided, that the unvested portion of the warrant will immediately cease to vest upon the termination or expiration of the strategic alliance agreement. The warrant has not yet been issued, as issuance of the warrant is contingent upon certain conditions precedent.  The fair value of the warrant is $5,179,651, which will be recorded when issued, and will be charged to expense over the term of the strategic alliance agreement.

To date, we have not received any revenue with respect to our relationship with Aetna nor can there be any guarantee that we will be able to do so. Even if we are able to generate revenue from this relationship, such revenue may be limited in the near term.  Furthermore, there can be no guarantee that we will be able to enter into similar agreements or arrangements with other insurance carriers or that, if we are, the terms of such arrangements will be on terms advantageous to us.  To the extent we are able to enter into such arrangements, revenues, if any, from such arrangements may be limited in the near term.  Further, there can be no guarantee that these programs will be successfully implemented or, if they are, that we will be able to generate significant revenue.

Grand Card

Grand Card is expected to become another significant source of revenue for the Company. In 2011, the “Grand Card” was conceptualized as a member rewards program that will provide cash rebate benefits on a debit card when cardholders purchase pharmaceutical products and consumer goods and services offered by participating merchants. In March 2013, Grand Card, LLC, our wholly owned subsidiary, entered into an agreement with Cegedim, Inc. (U.S. subsidiary of Cegedim, S.A.) regarding the formation of an alliance for the purpose of developing the “Grand Card.” Cegedim has developed proprietary processes and technologies which will be customized and adapted to the Grand Card for rebate programs. Under the terms of the alliance agreement, Grand Card, LLC will act as primary marketer and lead contractor in concluding agreements and arrangements with participating sponsors and other customers and will have primary responsibility for marketing and promotion of the programs, membership procurement and procurement of business partners and sponsors. Cegedim will act as the “back-end” provider and will have primary responsibility for management of sponsor data and the related processing of rebate claims. Revenues derived from the alliance (after deduction for certain operating costs borne by the parties) shall be allocated 75% to Grand Card and 25% to Cegedim. The agreement further provides that all costs for marketing and promoting will be borne by Grand Card and that all other costs and funding, subject to certain exceptions, shall be borne 75% by Grand Card and 25% by Cegedim. The terms of the agreement also provide that Cegedim shall have an option to purchase a 25% ownership interest in Grand Card at any time within one year of the effective date of the Agreement, in which event each party will have equal voting rights over Grand Card and the business and operations of the alliance will be conducted as an entity controlled 75% by the Company and 25% by Cegedim. The parties continue to have discussions on program components, rebate partnerships, program logistics, technical specifications and timing.

The Company expects to have key banking and rebate partner relationships in place during the first six months of 2014 and to pilot the program thereafter, most likely in the last six months of 2014. The Company anticipates that it will recognize revenue from the Grand Card in late 2014 and, should the program be successful, a national rollout would occur in 2015. There are several strategic partners who have expressed interest in distributing the Grand Card. Those relationships continue to be in ongoing discussion and are expected to be finalized in 2014.

To date, we have not received any revenue with respect to the Grand Card nor can there be any guarantee that we will be able to do so. Even if we are able to generate revenue, such revenue may be limited in the near term.  Furthermore, there can be no guarantee that we will be able to enter into agreements from the Grand Card or arrangements with pharmaceutical companies or other marketing partners and third party providers or that, if we are, the terms of such arrangements will be on terms advantageous to us.  To the extent we are able to enter into such agreements, revenues, if any, from such arrangements may be limited in the near term.  Further, there can be no guarantee that we will be able to implement the Grand Card or, that if we are able to do so, that we will be able to generate significant revenue.

Grand Deals

The Company’s “Grand Deals” program offers discounts and other benefits to members of our American Grandparents Association on a variety of consumer products and services provided through our marketing partners. The Grand Deals business model is similar to that of AARP Services, Inc., a marketing arm of AARP®. As we continue to build our membership base, we will seek to enter into revenue sharing arrangements with existing and new marketing partners. We expect that each revenue sharing arrangement will be negotiated based on the category of the product and service and the accompanying discount or benefits offered to our members.

American Grandparents Association (AGA)

AGA is our association that provides benefits to our members including, without limitation, access to insurance and other special products offered by our partners, membership to publications of the association, entitlement to participate in social network groups, access to Grand Deals, Grand Card, and the Grand Corp, our volunteer database. This association focuses on issues facing “grand families” (those families in which grandparents raise their grandchildren) and grandparents that are estranged from their grandchildren. The association is intended to serve as a resource for grandparents to learn about their rights and to share their grandparenting challenges and experiences with other grandparents.

Certain Factors Affecting our Performance

In addition to the risk factors discussed in our Annual Report, we consider the following to be significant factors affecting our future performance and financial results.

Our Ability to Attract and Retain Members. We must attract and retain members in order to increase revenue and achieve profitability. We expect to derive revenue from our relationships with Aetna and other insurance carriers, the Grand Card, from the purchase by our members of various other products and services offered by our partners, and from advertisements on our website. If we are unable to attract and retain members, we may not be able to attract partners or advertisers.

Volatility or Declines in Insurance Premiums. Revenue derived from the Company’s endorsement of Aetna’s policies are based, in part, on Aetna’s ability to design attractive policies, obtain regulatory approval for those policies, and then market and sell those policies. Insurance premiums are cyclical in nature and there is no assurance that Aetna’s policies will be priced appropriately or be well received by the marketplace or offered in the right markets. As such, our revenues and profitability derived from this area of our business can be volatile or remain depressed for significant periods of time and could affect our margins.

Our Ability to Enter into Agreements with Partners. We must attract, retain and enter into agreements with insurance carriers, financial companies and other marketing partners in order to increase revenue and achieve profitability. If these groups do not believe that partnering with us provides them with increases in customers, revenue or profit, they may not, or may cease to, partner with us in which case we may not generate revenue from these sources.

Competition. We compete with a variety of companies, including those that specifically target the age 50+ market, in particular AARP. Competitors compete with us for visitor traffic, members, advertising dollars and partners, including marketing and commercial sponsors, and many of our competitors have competitive advantages over us. It is also possible that new competitors may emerge and acquire significant market share.

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

Recent Capital Raising Efforts

As described further under “Liquidity and Capital Resources—Capital Raising Efforts,” our recent capital raising efforts have consisted of private issuances of our equity and debt securities.  In December 2012 and January 2013, we issued an aggregate of $950,000 of 12% secured convertible promissory notes, which were terminated in May 2013. In May 2013, we issued a 12% unsecured convertible promissory note in the original principal amount of $1,002,800.  Upon the issuance of this note, the $950,000 of 12% secured convertible promissory notes were terminated. In February 2013, we issued an aggregate of $400,000 of promissory notes to certain insiders of the Company. In June 2013, we issued an aggregate of $75,000 of demand promissory notes to certain insiders of the Company, which were repaid in full in July 2013. Since January 2013 through November 14, 2013, we raised an aggregate of $2,670,000 through private sales of our equity securities.

Asset Contribution Agreement

In February 2012, we entered into an Asset Contribution Agreement (the “Contribution Agreement”) with Grandparents.com LLC, a Florida limited liability company, now known as GP.com Holding Company, LLC (“GP.com LLC”). Under the terms of the Contribution Agreement, GP.com LLC contributed substantially all of its assets to us in exchange for our assumption of certain liabilities of GP.com LLC and our issuance to GP.com LLC of a controlling interest in our Company and other consideration (the “Transaction”). As a result of the Transaction, GP.com LLC became the holder of a majority of our voting securities. In addition, our former directors and officers resigned and the designees of GP.com LLC were appointed to fill the vacancies created by such resignations. Accordingly, the Transaction resulted in a change of control of the Company.  Simultaneously with the closing of the Transaction, we completed a private placement of equity securities for aggregate gross proceeds to the Company of $3,000,000.  The offering is described further under “Liquidity and Capital Resources—Capital Raising Efforts.”

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, equity-based compensation, and the useful lives of tangible and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates.

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

Included in our Annual Report, we identified four of our accounting policies that we consider critical to our business operations and an understanding of our results of operations:

•	revenue recognition;
•	fair value measurements;
•	equity-based compensation; and
•	impairment of long-lived assets.

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

Results of Operations

Three- and Nine-Month Periods ended September 30, 2013 and 2012

Revenue

Revenue for the three months ended September 30, 2013 increased by $48,715, or 69.4%, to $118,910 compared to $70,195 for the comparable period in 2012.  Revenue for the nine months ended September 30, 2013 increased by $151,593, or 67.6%, to $375,923 compared to $224,330 for the comparable period in 2012.  Revenue for each period was derived solely from advertisements on our website.  The increases in revenue during the three- and nine-months ended September 30, 2013 compared to the prior year periods is due to an increase in website traffic which resulted in a greater number of impressions and, as a result, our ability to charge for those impressions increased.

Operating Expenses

Total operating expenses for the three months ended September 30, 2013 decreased by $36,365, or 1.5%, to $2,395,692 compared to $2,432,057 for the comparable period in 2012.  Total operating expenses for the nine months ended September 30, 2013 decreased by $1,748,155, or 19.8%, to $7,097,003 compared to $8,845,157 for the comparable period in 2012.  The decrease in total operating expenses for the three months ended September 30, 2013 was due to decreases in selling and marketing, salaries, other general and administrative as well as depreciation and amortization, which were partially offset by increases in expenses relating to accounting, legal and filing expenses, consulting, and equity-based compensation.  The decrease in total operating expenses for the nine months ended September 30, 2013 was due primarily to the absence of transaction expenses and management fee expenses of $2,924,592 and $100,000, respectively, which we incurred during the comparable period in 2012.  In addition, the decrease was attributable to reductions during the nine months ended September 30, 2013 in selling and marketing, salaries, other general and administrative and depreciation and amortization. The decreases were partially offset by increases in rent, accounting, legal and filing expenses, consulting and equity-based compensation expenses during the nine months ended September 30, 2013.

Selling and marketing. Selling and marketing expense decreased by $411,179, or 88.7%, to $52,533 for the three months ended September 30, 2013 compared to $463,712 for the comparable period in 2012.  Selling and marketing expense decreased by $644,790, or 77.0%, to $192,586 for the nine months ended September 30, 2013 compared to $837,376 for the comparable period in 2012.  The decreases in selling and marketing expenses for the three and nine months ended September 30, 2013 compared to the prior year periods were due to management’s decision to reduce such expenses from the prior periods.  These measures took began to take effect late in the first quarter 2013.

Salaries. Salary expense decreased by $219,767, or 35.2%, to $404,783 for the three months ended September 30, 2013 compared to $624,550 for the comparable period in 2012.  The decrease in salary expense is due primarily to a reduction in staff headcount.  Salary expense decreased by $180,525, or 12.2%, to $1,297,428 for the nine months ended September 30, 2013 compared to $1,477,593 for the comparable period in 2012.  The decrease in salary expense is due primarily to a reduction in staff headcount.

Rent. Rent expense increased by $1,357, or 3.3%, to $42,025 for the three months ended September 30, 2013 compared to $40,668 for the comparable period in 2012.  Rent expense increased by $3,757, or 3.1%, to $126,125 for the nine months ended September 30, 2013 compared to $122,368 for the comparable period in 2012.

Accounting, legal, and SEC filing fees.  Accounting, legal, and SEC filing expense decreased $152,690, or 48.7%, to $160,600 for the three months ended September 30, 2013 compared to $313,290 for the comparable period in 2012.  Accounting, legal, and SEC filing expense decreased $203,127, or 27.1%, to $546,947 for the nine months ended September 30, 2013 compared to $750,074 for the comparable period in 2012. The decreases in expenses for the three and nine months ended September 30, 2013 compared to the prior year periods were due to the Company’s decision to reduce legal expenses by handling certain matters internally.  In addition, we incurred significant legal, compliance and accounting expenses in 2012 in connection with the Transaction, our capital raising activities and certain other transactions which were not present in the current year period.

Consulting.  Consulting expense increased by $249,400 for the three months ended September 30, 2013, from $0 for the comparable period in 2012.  Consulting expense increased by $570,241, or 476.1%, to $690,008 for the nine months ended September 30, 2013 compared to $119,767 for the comparable period in 2012.  The increases were due in part to consulting fees paid in the three and nine months ended September 30, 2013 pursuant to the alliance agreement with Starr.

Equity-based compensation. Equity-based compensation expense increased by $768,855, or 213.0%, to $1,129,772 for the three months ended September 30, 2013 compared to $360,917 for the comparable period in 2012.  Equity-based compensation expense increased by $2,327,174, or 267.4%, to $3,197,520 for the nine months ended September 30, 2013 compared to $870,346 for the comparable period in 2012.  The increase was comprised primarily of charges of $266,814 and $1,024,436 for the three and nine months ended September 30, 2013, respectively, incurred in connection with option grants to the Company’s officers and employees pursuant to the Grandparents.com, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) and the issuance of warrants for services.  The increase also relates to recurring charges incurred in connection with equity awards granted during fiscal 2012 under the 2012 Plan, which are expensed over the life over the grant.  As of September 30, 2013, there was $1,562,316 of total unrecognized compensation cost related to non-vested equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remaining vesting period of 42 months.

At September 30, 2013, there were 466,667 options to purchase Class A units of GP.com LLC outstanding under its 2010 Stock Option Plan.  In addition, there were 437,500 warrants to purchase Class A units of GP.com LLC outstanding.  Since the employees and consultants to whom these options and warrants were granted continue to provide services to the Company, the Company continued to record an equity compensation charge of $21,590 and $64,770 for the three and nine months ended September 30, 2013, respectively.  The remaining unrecognized compensation cost of $49,676 related to non-vested equity-based compensation arrangements granted by GP.com LLC continues to be recognized by the Company over the remaining vesting period of 12 months.

As of September 30, 2013, the Company also had 300,000 options outstanding under its 2005 Stock Incentive Plan.  In accordance with the terms of the Asset Contribution Agreement, these options became fully vested and exercisable as of February 23, 2012.  Due to the immediate vesting provision, and since these employees no longer provide services to the Company, the Company recorded a charge in the amount of $98,190 during the first quarter of 2012.  There is no remaining unrecognized compensation charge related to these options and therefore no such charge was recorded for the three or nine months ended September 30, 2013.

Management fees. We had no management fees expense for the three months ended September 30, 2013 or for the comparable period in 2012.  Likewise, we had no management fees expenses for the nine months ended September 30, 2013.  However, we had management fees expense of $100,000 for the nine months ended September 30, 2012.  Prior to the closing of the Transaction, GP.com LLC paid a management fee to an entity controlled by Messrs. Leber and Bernstein for management services provided to GP.com LLC. Two payments of $50,000 each were payable in the first nine months of 2012 prior to the Transaction.  The payments ceased upon the closing of the Transaction.

Transaction costs.  We had no transaction costs for the three months ended September 30, 2013 or for the comparable period in 2012.  Likewise, we had no transaction costs for the nine months ended September 30, 2013.  We incurred $2,924,592 in transaction costs for the nine months ended September 30, 2012 due to the issuance of warrants to our investment banking advisor in connection with the Transaction.

Other general and administrative. Other general and administrative expense decreased by $169,609, or 41.1%, to $242,583 for the three months ended September 30, 2013 compared to $412,192 for the comparable period in 2012.  Other general and administrative expense decreased by $449,326, or 44.7%, to $555,535 for the nine months ended September 30, 2013 compared to $1,004,861 for the comparable period in 2012.  The decreases were due to expense reduction measures implemented by management in the three and nine months ended September 30, 2013.

Depreciation and amortization. Depreciation and amortization decreased by $102,732, or 47.4%, to $113,996 for the three months ended September 30, 2013 compared to $216,728 for the comparable period in 2012.  Depreciation and amortization decreased by $146,966, or 23.0%, to $490,854 for the nine months ended September 30, 2013 compared to $637,820 for the comparable period in 2012 due to property and equipment becoming fully depreciated and intangibles becoming fully amortized during 2013.

Other Income (Expense)

The Company had other expense of $125,127 for the three months ended September 30, 2013 compared to other expense of $22,430 for the comparable period in 2012.  The Company had other expense of $541,753 for the nine months ended September 30, 2013 compared to other expense of $13,623 for the comparable period in 2012.  The increases in other expenses during the three and nine months ended September 30, 2013 relate primarily to interest expense of $125,138 and $541,802, respectively.  Such amounts include interest expenses of $67,823 and $377,253, respectively, attributable to the debt discount of warrants issued in connection with certain of our indebtedness.

Loss from Operations

Loss from operations for the three months ended September 30, 2013 was $2,401,909 compared to $2,384,292 for the comparable period in 2012, an increase of $17,617, or 0.7%.  Loss from operations for the nine months ended September 30, 2013 was $7,262,833 compared to $8,634,450 for the comparable period in 2012, a decrease of $1,371,617, or 15.9%.

Preferred Return Expense

Preferred return expense was $14,265 for the nine months ended September 30, 2012, which reflects preferred returns payable by GP.com LLC prior to the closing of the Transaction with respect to its Class A Preferred units.  There was no preferred return expense for the three or nine months ended September 30, 2013.

Net Loss

Net loss for the three months ended September 30, 2013 was $2,401,909 compared to $2,384,292 for the comparable period in 2012, an increase of $17,617, or 0.7%.  Net loss for the nine months ended September 30, 2013 was $7,262,833 compared to $8,699,974 for the comparable period in 2012, a decrease of $1,437,141, or 16.5%.

Liquidity and Capital Resources

As of September 30, 2013, we had unrestricted cash of $286,089.  We expect to finance our operations over the next twelve months primarily through our existing cash and offerings of our equity or debt securities or through bank financing. Our operations have not yet generated positive cash flows. To effectively implement our business plan, we will need to obtain additional financing. If we obtain financing, we would expect to accelerate our business plan and increase our advertising and marketing budget, hire additional staff members and increase our office space and operations all of which we believe would result in the generation of revenue and development of our business. We cannot be certain that financing will be available on acceptable terms, or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

Capital Raising Efforts

Since February 2012, we have primarily funded our operations through the issuance of our equity and debt securities.

Simultaneously with the closing of the Transaction, we completed a private placement of 3,000,000 shares of Series B Convertible Preferred Stock for aggregate gross proceeds of $3,000,000. After deducting expenses incurred by us in connection with the offering, we received $2,650,273 in net proceeds.  The Series B Convertible Preferred Stock was subsequently converted into 12,897,172 shares of common stock.

In November 2012, we borrowed an aggregate of $450,000 from two individuals on an unsecured basis (the “November Notes”), of which an aggregate of $350,000, plus accrued interest, has been repaid as of September 30, 2013.  The remaining $100,000, together with accrued but unpaid interest due thereon, matures on December 31, 2013.

In December 2012 and January 2013, we issued an aggregate of $950,000 of our 12% secured convertible promissory notes (the “Original Bridge Notes”) and warrants to purchase an aggregate of 950,000 shares of our common stock (the “Original Bridge Warrants”) in a private offering to accredited investors (the “Original Investors”). The Original Bridge Notes were to mature on June 1, 2013. However, on May 31, 2013 (the “Effective Date”), the Original Investors transferred, in separate transactions, all of their respective rights, title and interests in the Original Bridge Notes to a third party (the “Current Holder”) pursuant to various note purchase agreements by and between each Original Investor and the Current Holder. Also on the Effective Date, and immediately following the Current Holder’s purchase of the Original Bridge Notes, we entered into an Amended and Restated Note Purchase Agreement with the Current Holder pursuant to which all of the Original Bridge Notes were automatically deemed null and void. In addition, the Company issued to the Current Holder a new convertible promissory note, which was subsequently amended and restated (the “Current Bridge Note”), in the original principal amount of $1,002,800, which amount reflects the outstanding principal amount and unpaid accrued interest due under the Original Bridge Notes on the Effective Date. The Current Bridge Note is unsecured and accrues interest at the rate of 12% per annum and will mature on June 2, 2014 (the “Maturity Date”). At the option of the Holder, upon written notice to the Company at any time prior to the Maturity Date, all of the outstanding principal amount and unpaid accrued interest of the Current Bridge Note may be converted into shares of the Company’s common stock at a conversion price equal to $0.1875 per share. The Company may prepay, upon five (5) business days written notice, any amounts owed under the Current Bridge Note in whole or in part at any time without the prior written consent of the Holder.  In light of the purchase of the Original Bridge Notes and issuance of the Current Bridge Note in substitution thereof, the Company terminated its previously planned private offering of up to $7,500,000 million of 12% convertible promissory notes.  No securities were sold in that private offering.

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

Since January 1, 2013 and through November 14, 2013, the Company has sold an aggregate of 10,680,000 shares of common stock at a price per share of $0.25 in separate private transactions with several accredited investors for an aggregate purchase price of $2,670,000. In connection with such sales, the Company issued five-year warrants to purchase an aggregate of 2,670,000 shares of common stock at an exercise price of $0.25 per share.

Outstanding Indebtedness

As discussed above, $1,002,800 in principal amount is outstanding under the Current Bridge Note, which is due on June 2, 2014 and $400,000 is outstanding under the February Notes, which are due on the earlier of March 1, 2014 or the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $10,000,000.  In addition, $100,000 in principal amount is outstanding under the November Notes, which is due on December 31, 2013.

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

Cash Flow

Net cash flow from operating, investing and financing activities for the periods below were as follows:

	Nine months ended September 30,
	2013	2012
Cash provided by (used in):
Operating Activities	$(2,516,303)	$(3,770,000)
Investing Activities	(16,724)	(229,041)
Financing Activities	2,570,000	3,971,935
Net increase (decrease) in cash:	$36,973	$(27,106)

Cash Used In Operating Activities

For the nine months ended September 30, 2013, net cash used in operating activities of $2,516,303 consisted of net loss of $7,262,833, offset by $490,854 in adjustments for depreciation and amortization expense, $3,197,520 in adjustments for equity-based compensation expense, $377,213 in adjustments for amortization of discount on bridge notes payable and $680,943 in cash provided by changes in working capital and other activities.  For the nine months ended September 30, 2012, net cash used in operating activities of $3,770,000 consisted of net loss of $8,699,974, $62,334 in changes in fair value of warrant derivative liability and a $52,776 gain on extinguishment of indebtedness, offset by $637,820 in adjustments for depreciation and amortization expense, $864,561 in adjustments for equity-based compensation expense, $2,924,592 in adjustments for transaction costs incurred in connection the Transaction, $14,265 in adjustments for preferred return expense, $34,119 in adjustments for amortization of discount on zero coupon note payable and $569,727 in cash provided by changes in working capital and other activities.

Cash Used In Investing Activities

For the nine months ended September 30, 2013, net cash used in investing activities of $16,724 consisted of $15,129 for development of intangible assets and $1,595 for purchases of property and equipment.  For the nine months ended September 30, 2012, net cash used in investing activities of $229,041 consisted of $173,981 for development of intangible assets and $55,060 for purchases of property and equipment.

Cash Provided By Financing Activities

For the nine months ended September 30, 2013, net cash provided by financing activities of $2,570,000 consisted of $2,170,000 in gross proceeds from various private placements and $550,000 from loans and short term advances offset by $175,000 in payments on notes payable.  For the nine months ended September 30, 2012, net cash provided by financing activities of $3,971,935 consisted of $2,667,629 in net proceeds from a private placement, $30,000 in proceeds from exercise of stock options and $1,549,306 in predecessor cash that remained in the Company following the Transaction, offset by $275,000 in payments on notes payable.

Off-Balance Sheet Arrangements

The Company has also entered into a strategic alliance agreement with Starr Indemnity & Liability Company, as noted above in “Insurance Partnerships.” Management’s Discussion and Analysis of Financial Condition and Results of Operations, under which Starr provides certain services to the Company.  The Company has agreed to issue to Starr a warrant to acquire up to 21,438,954 shares (25% of the outstanding equity of the Company based on the number of shares of the Company’s common stock outstanding as of January 8, 2013). The exercise price of the warrant will be $0.05 per share, subject to certain customary adjustments. The warrant will vest as follows: (i) one-fourth of the warrant will vest upon issuance, and (ii) the unvested portion of the warrant will vest in three equal annual installments commencing on March 1, 2014, provided, that the unvested portion of the warrant will immediately cease to vest upon the termination or expiration of the strategic alliance agreement.  The warrant has not yet been issued, as issuance of the warrant is contingent upon certain conditions precedent.  The fair value of the warrant is $5,179,651, which will be recorded when issued, and will be charged to expense over the term of the strategic alliance agreement.

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

As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was carried out under the supervision and with the participation of management, including our principal executive officers and principal financial officer. Based upon that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were not effective at September 30, 2013 due to material weaknesses in our internal control over financial reporting. The material weaknesses primarily consisted of the following: (i) we do not have written documentation of our internal control policies and procedures; (ii) we do not have sufficient segregation of duties within accounting functions; (iii) we do not have adequate staff and supervision within our accounting function; and (iv) we lack a sufficient process for periodic financial reporting, including timely preparation and review of financial reports and statements.

We intend to remediate the material weaknesses discussed above, however, as of the end of the period covered by this Report, we have not taken substantive steps in this regard. We intend to begin the process documenting internal controls and procedures in 2014. We also intend to implement procedures to ensure timely filing of our periodic financial reports filed with the SEC in the future. However, due to our size and nature, segregation of duties within our internal control system may not always be possible or economically feasible. Likewise, we may not be able to engage sufficient resources to enable us to have adequate staff and supervision within our accounting function.

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

Currently there are no material legal proceedings pending against the Company.  However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A.	Risk Factors.

The risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. For the three months ended September 30, 2013, there are no material changes in our risk factors as previously described in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Reference is made the Company’s Current Reports on Form 8-K dated August 22, 2013, September 13, 2013 and October 4, 2013 for information regarding unregistered sales of equity securities during the period covered by this Report.

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

Exhibit Number	Description
10.1*	Form of Securities Purchase Agreement
10.2*	Form of Warrant issued pursuant to Securities Purchase Agreement
10.3*	Fourth Amended and Restated Promissory Note between the Company and Mel Harris
10.4*	Fifth Amended and Restated Promissory Note between the Company and Mel Harris
10.5*	Program Agreement by and between Grandparents.com, Inc. and Aetna Life Insurance Company (1)
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS ***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Schema
101.CAL ***	XBRL Taxonomy Calculation Linkbase
101.DEF ***	XBRL Taxonomy Definition Linkbase
101.LAB ***	XBRL Taxonomy Label Linkbase
101.PRE ***	XBRL Taxonomy Presentation Linkbase

(1) Portions of this exhibit containing confidential information have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Exchange Act. Confidential information has been omitted from the exhibit in places marked “[***]”and has been filed separately with the Commission.
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

Dated:  November 19, 2013

/s/ Steven E. Leber
Steven E. Leber
Co-Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph Bernstein
Joseph Bernstein
Co-Chief Executive Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

