Form 10-K
period 2013-12-31
GRANDPARENTS.COM, INC.
filed 2014-04-10
CIK 1020475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the OTC Bulletin Board, was approximately $6,311,690.

As of March 30, 2014, there were 103,646,804 shares of the registrant’s common stock, $.01 par value per share, outstanding.

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

In this Report, unless the context indicates otherwise, references to “we,” “our,” “us,” “ourselves,” or “the Company” refer to Grandparents.com, Inc. and, where appropriate, its subsidiaries. References in this Report to “2013” and “2012” represent the fiscal years ended December 31, 2013 and 2012, respectively

Overview

Our website, www.grandparents.com, is a family-oriented social media website with a core mission of enhancing relationships between the generations and enriching the lives of grandparents by providing tools for grandparents to live their best life and to foster connections among grandparents, parents, and grandchildren. We primarily serve the approximately 70 million grandparents in the U.S., but our audience also includes “boomers” and seniors that are not grandparents. We believe that our website is one of the leading online communities for our market and that our website is the premier social media platform targeting active, involved grandparents. According to Alexa.com, grandparents.com was ranked as the #2 website serving the age 50+ demographic market in 2013. According to Google Analytics, our website had approximately 870,000 total monthly visits and 575,000 unique monthly visitors in 2013.

In addition to operating the grandparents.com website, the Company’s membership association, the American Grandparents Association (“AGA”), seeks to unite grandparents, boomers and seniors around the concept that the 50+ demographic faces issues that are unique to them. We believe the AGA is the leading resource for those seeking advice, information and discussion of these issues and grandparents rights in general. Members of the AGA also enjoy access to our “Grand Deals” and other products and services provided by third parties that we endorse or recommend. As of the date of this Report, there were nearly 2 million members in the AGA.

Grandparents, boomers and seniors comprise one of the largest demographic groups in the U.S. The number of grandparents has been increasing since 2000 at an annual growth rate of more than twice the annual growth rate for the total U.S. population. Currently it is estimated that there are 70 million grandparents in the U.S. and studies show that by 2020 there will be 80 million grandparents in the U.S. with nearly one-in-three adults being a grandparent. Households ages 45+ represent approximately 60% of total U.S. household income. In 2010, U.S. households headed by consumers in the age 45+ and 55+ markets purchased over $3 trillion and $2 trillion of goods and services, respectively. We believe the data demonstrates that grandparents, boomers and seniors are powerful drivers of the U.S. economy. As The Trusted Resource for Grandparents™, we continue to focus on making available to grandparents, boomers and seniors the best content, products and services we can.

Recent Accomplishments

As more fully described in this Report, we accomplished several significant milestones. Working with Deepak Chopra, an advisor to the Company, we produced Timeless You, an e-learning course on wellbeing, which directly increased membership in the AGA by more than 12,000 new members in the first quarter of 2014. We entered into an agreement with Aetna Life Insurance Company (“Aetna”) pursuant to which Aetna will offer a group Medicare Supplement to AGA members. In the first quarter of 2014 we entered into a marketing agreement with Reader’s Digest pursuant to which Reader’s Digest will endorse and promote the Aetna-issued group Medicare Supplement and other products as the parties may agree to offer from time to time. We also expanded our content partnership with Huffington Post which sent almost 193,000 unique visits to our site in 2013 and entered into a content partnership with PBS’s Next Avenue. We continue to build on being named one of the Top 10 Most Shared Brands on Facebook in 2012 with growth across all of our social media outlets. While accomplishing all of the foregoing, we have continued to add new and exciting features to our website, including the Timeless You editorial series on well-being, photo and recipe contests, and user-generated blogs.

Financial Summary

Like most developing companies, we face substantial financial challenges, particularly in regard to revenue generation, cost control and capital requirements. Revenue for 2013 was $510,054, which reflected an increase of $180,527, or 54.8%, compared to revenue of $329,527 for 2012. The increase is due in part to better management of our online advertising function. Although substantially all of our revenue is derived from advertising, we continue to focus on creating additional revenue streams from other sources such as Grand Deals, endorsement opportunities and the Grand Card. Although we have not been able to generate significant revenue from these endeavors to date, we expect to begin generating more revenue from at least one of these sources in 2014. We may also consider offering a paid-membership tier of the AGA. We were successful in reducing our total operating expenses by $1,818,437, or 16.5%, to $9,208,645 in 2013 compared to $11,027,082 for 2012 by reallocating staffing to better serve the Company’s needs and by engaging in more selective selling and marketing activities. We reduced our net loss by $1,626,569, or 15.0%, to $9,248,616 in 2013 compared to $10,875,185 in 2012.

We used $3,392,647 and $17,163 in cash for operating and investing activities, respectively, during 2013, offset by $3,220,000 in cash provided by financing activities in 2013. We had a working capital deficit of $4,281,528 as of the end of 2013. We continue to seek capital to fund ongoing operations. In 2013, we raised $2,920,000 from the issuance of our common stock and warrants to accredited investors in private placement transactions, $475,000 from members of our Board of Directors and a stockholder in, and advisor to, the Company pursuant to unsecured promissory notes and $100,000 pursuant to secured promissory notes which were exchanged for convertible unsecured notes in 2013. Going forward, we will need to raise significant capital in order to successfully implement our business plans.

Without additional capital from existing or outside investors or further financing, our ability to continue to implement our business plan may be limited. These conditions raise substantial doubt about our ability to continue as a going concern and to execute on our business model. Our consolidated financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.

Our Website

Our website offers advice on health and wellbeing, relationships and finances as well as recipes, travel tips and recommended activities for grandparents, boomers and seniors.

In 2013, our website averaged 870,000 total monthly visits and 575,000 unique monthly visits according to Google Analytics. On a monthly average basis, traffic for unique visits in 2013 increased 16% over the prior year and total traffic increased almost 24% over the prior year. In 2013, our website had 118,000 Facebook “likes”, an increase of 26% over 2012, with an average of 97,000 people talking about us on Facebook. For 2013, traffic across our social media outlets has been trending upward: Pinterest was up 133%, Google+ was up 118% and Twitter was up 15%.

Historically, we have generated substantially all of our revenue through the sale of advertisements on our website and we expect that advertising will be a significant revenue source for us as we continue to seek additional revenue sources.

American Grandparents Association

The AGA is the Company’s membership association, uniting grandparents, boomers and seniors around the concept that the 50+ demographic faces issues that are unique to them. Members of the AGA have access to a range of benefits including groups, discussions, blogs, games, and contents as well as access to Grand Deals and group discounts on other products and services that are offered exclusively to AGA members. AGA members also have the right to participate in our “Grand Corps” giving them the opportunity to volunteer for charitable and philanthropic causes in different areas including health, education and wellbeing. Non-members do not have access to these membership benefits.

Grand Deals

Grand Deals makes available to AGA members giveaways, discounts and other benefits on a variety of products and services provided by our marketing partners relating to travel, entertainment, food and dining, wellness and online shopping. Marketing partners are asked to provide deals on their products or services that are better than they otherwise provide to non-AGA members.

We offer our marketing partners exposure for their deals and giveaways on our website, our electronic newsletter and through social media outlets. To maintain a more regular flow of repeat traffic to Grand Deals, we promote products and services that members can purchase more often such as books, gifts, jewelry, toys, apparel, vitamins, eyewear, flowers and more. We also promote travel partners (hotels, cruise ships, car rentals), entertainment opportunities (theaters, circuses, and amusement parks) and education services (for both adults and children).

We plan to generate revenue from Grand Deals by entering into revenue sharing arrangements with our marketing partners. However, in order to initially attract marketing partners, we have deferred entering into such agreements with some of our marketing partners. Although this strategy enabled us to engage over 250 participants in Grand Deals, we have not yet generate significant revenue from Grand Deals. We seek to maintain a direct relationship with our marketing partners and periodically have discussions about potential new deals, ways in which they can become further engaged with our website and co-marketing and other promotional opportunities.

Royalty Arrangements

The Company seeks to derive revenue by endorsing or recommending products and services provided by third parties in return for royalty payments. The Company has endorsed an online course entitled “Timeless You” created by Deepak Chopra, a Health and Wellbeing advisor to the Company. This online course consists of six different classes to help participants redefine their age, eliminate stress, maximize energy and find joy in life. The online course is marketed to AGA members and third parties and the Company receives a royalty for each person who orders the course. The online course first became available in 2014. The Company has entered into an agreement with Aetna pursuant to which Aetna will offer a group Medicare Supplement to AGA members. In exchange for our endorsement, a license to use our intellectual property and access to the AGA membership, Aetna will pay a royalty to the Company. The agreement requires Aetna to design, price and manage the policies and the Company does not perform any insurance producer services under the Agreement. As of the date of this Report, Aetna is in the process of filing its policy forms with various state insurance departments. Accordingly, royalties have not yet been paid from this program.

There can be no guarantee that we will be able to enter into similar agreements or other royalty arrangements with other third parties or that, if we are, the terms of such arrangements will be on terms advantageous to us. To the extent we are able to enter into royalty arrangements, revenues, if any, from such arrangements may be limited in the near term.

Grand Card ®

In late 2011, the “Grand Card” was conceptualized as a cardholder rewards program that will provide cash rebate benefits on a debit card when cardholders purchase pharmaceutical products and consumer goods and services offered by participating merchants. In March 2013, we entered into a definitive agreement with Cegedim, Inc. (U.S. subsidiary of Cegedim, S.A.) regarding the formation of an alliance for the purpose of developing the Grand Card. To date, development of the Grand Card remains in the early stages and we have not generated any revenue from this program. There can be no guarantee that we will be able to further develop this concept or, that if we are able to do so, that we will be able to generate revenue from it.

Strategic Partnerships

We have entered into several strategic partnerships which we will believe will help us to generate future revenue. By entering into such arrangements, we seek to leverage the knowledge of others to help us develop our business.

As discussed above, we have formed an alliance with Cegedim for the purposes of developing the Grand Card. Cegedim has developed proprietary processes and technologies which will be customized and adapted to the Grand Card for rebate programs.

We have also entered into an alliance with Starr Indemnity & Liability Company, a wholly owned subsidiary of Starr International Company, Inc., under which Starr agreed to provide certain services to the Company, including developing strategic business and investment relationships for the Company and providing business consulting services to the Company. In exchange for the services, the Company agreed to pay Starr a monthly fee of $80,000 as well as certain fees to be agreed upon by the Company and Starr for Starr’s arranging agreements with insurance companies. We also agreed to issue Starr a warrant to acquire up to 25% of the outstanding equity of the Company based on the number of shares of the Company’s common stock outstanding as of January 8, 2013. The warrant has not yet been issued. The initial term of the Starr Agreement was for one year and automatically renewed in February 2014 and will continue to do so for subsequent one-year periods unless either party terminates the agreement prior to the expiration of the then-current term.

A subsidiary of the Company, Grandparents Health Plans, LLC (“GHP”), entered into a Marketing and Distribution Agreement with Humana MarketPOINT (“Humana”) on July 30, 2012. This agreement required GHP to conduct marketing services related to insurance which the parties thereafter elected to not pursue and thereby mutually terminated the agreement on October 4, 2013. While neither the Company, GHP, or its other subsidiaries intend to provide insurance producer services, Grandparents Insurance Solutions, LLC, a subsidiary of the Company (“GIS”), has become a licensed producer in most states, with applications pending in almost all remaining states.

Marketing

Historically, we have acquired most of our website users and AGA members through cross-promotion activities, some of which are paid arrangements. We also leverage content syndication arrangements, social media, marketing partnerships and other means to connect with our existing audience members and source new members of the AGA. Traditional media is also an important component of our marketing strategy.

In order to pursue AGA membership growth, and concomitantly the development of our revenue base from our marketing partners, we believe we must engage in a broad public relations and viral marketing campaign in 2014 and continue the program going forward. We expect that celebrity endorsements will also be part of this program. In January 2013, we added Deepak Chopra as a Health and Wellbeing advisor. Growth of the AGA is also dependent on our ability to solicit significant marketing dollars from our marketing partners and to effectively allocate marketing efforts on television, print, digital and other media. In addition, off site advertising and public relations is important to drive prospective members to our website.

For advertising sales, direct and outsourced sales teams focus on advertising agencies, large brand advertisers and performance advertisers that want to target the age 50+ market. We use our marketing solutions to launch and manage their advertising campaigns.

Content Syndication

We syndicate content from time to time to other major sites or portals that reach our demographic and we are working to expand this initiative. We believe this strategy broadens the reach of our website and establishes us as a trusted resource for grandparents, boomers and seniors. Through syndication, we believe our website gains attention as a place for content on all things that relate to these audiences. Some of our content-exchange relationships have been with AOL/Huffington Post and PBS’s Next Avenue as well as smaller niche sites like the technology-centric Techilicious.com. Although we do not receive fees for our syndicated content, we believe that content syndication indirectly generates revenue by increasing traffic to our website. We seek to convert these first-time visitors into recurring visitors and ultimately to AGA members.

Social Media

Social media activity is a key component in driving visitors to our website and increasing our membership base in the AGA.

Facebook. Facebook is used to attract visitors to the site and new members to the AGA. In addition, we use our Facebook page to cross-promote the products and services of our marketing partners in exchange for their help driving traffic to our website by their own means. According to Facebook’s engagement rate formula, we have one of the top engagement rates. The engagement rate formula seeks to measure how well fans interact with content, taking into account “likes,” “comments” and “shares” compared to the total number of Facebook “fans.” We believe our engagement rate demonstrates that our fans are highly engaged with our content. In 2013, our website had 118,000 Facebook “likes”, an increase of 26% over 2012, with an average of 97,000 people talking about us on Facebook.

Twitter. We use our Twitter feed to communicate with our target market and experts and influencers in various fields, as well as a business-to-business platform, meaning that we “tweet” specifically to the brands we want to partner with for Grand Deals. We believe Twitter is more effective in getting the attention of a potential marketing partner than through traditional channels. We began actively using Twitter to source marketing partnerships in July 2011. In 2013, we also began to reach out to our experts and influencers to have them retweet and promote Grandparents.com. Since 2012, we have achieved a 15% increase in followers from approximately 6,379 followers to 7,500 followers. Twitter reports that each of our tweets garners an average of more than 8,000 impressions.

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

Pinterest. We created our first Pinterest board in January 2012. We have created 39 boards, primarily highly-sharable content including pin boards on crafts, recipes and quotes. During 2013, we experienced 185% growth, jumping to over 6,000 Pinterest followers. Similar to our YouTube contests, we utilize Pinterest to conduct themed contests in which our followers can submit pictures. Contest winners will receive various prizes from us or our promotional partners.

Intellectual Property

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology, in part, by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.

In addition to these contractual arrangements, we also rely on a combination of trade secret, copyright, trademark and trade dress to protect our intellectual property. We pursue the registration of our domain names, trademarks, and service marks in the U.S. Our registered trademarks in the U.S. include “Grandparents.com,” “Grandparents.com Recommended” and “Grand Card”. We also have a trademark on the “It’s great to be grand” design mark, as well as others.

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

Competition

Our website and the AGA face significant competition in a variety of ways. Specifically, we compete for advertisers, members and marketing partners. The bases upon which we compete differ among these areas as discussed below.

•	Visitor Traffic and Members. We have modeled our business, in part, after AARP Services, Inc. AARP has approximately 37 million members and substantially greater financial and other resources than we have. There are other sites seeking to grow in the age 50+ markets, including the 60 Plus Association, American Seniors Association, and The Association of Mature American Citizens. Other companies such as Facebook, Google, Microsoft and Twitter could develop competing offerings. These companies also could partner with third parties to offer products and services that could compete with the products and services we make available to AGA members. We intend to compete primarily on the basis of the value and relevance of the products we make available or endorse for AGA members, ease of use and availability of our website.

•	Advertising. With respect to advertising, we compete with online and offline outlets that generate revenue from advertisers and marketers. In this area, we compete to attract and retain advertisers by giving them access to the most relevant and targeted audiences for their products or services.

•	Marketing Partners. We compete not only for visitors and members, but also for marketing partners. Some of our competitors could enter into exclusive arrangements with potential marketing partners, which would deny us access to their products. Our competitors may devote greater resources to marketing and promotional campaigns and devote substantially more resources to their website and offerings than us. Moreover, our competitors may be able to offer better terms to potential marketing partners than we may be able.

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

Government Regulation

We are subject to a number of domestic and foreign laws and regulations that affect companies conducting business on the internet, many of which are evolving and could be interpreted in ways that could harm our business. In the U.S. and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could harm our business. In addition, rising concern about the use of social networking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities may in the future produce legislation or other governmental action that could require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our service.

We are also subject to federal, state and foreign laws regarding privacy and protection of user data. We post our privacy policy and terms of service on our website which describe our practices concerning the use, transmission and disclosure of data. Any failure by us to comply with our posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. Many jurisdictions have passed laws requiring notification to users when there is a security breach for personal data or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation and any failure on our part to comply with these laws may subject us to significant liabilities. In addition, the interpretation of data protection laws, and their application to the internet is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our data protection practices. Complying with these varying requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect the privacy of our users and data could result in a loss of confidence in our services and ultimately in a loss of users, which could adversely affect our business.

We also may be affected by regulatory regimes to which our marketing partners and other third parties are subject. For example, although we do not offer insurance products or otherwise act as an insurance broker or agent, Aetna is subject to insurance regulatory authorities and must obtain approvals from state insurance regulators to offer insurance products that we may endorse. Regulations and licensing laws vary from jurisdiction to jurisdiction and are often complex. The applicable licensing laws and regulations in all jurisdictions are subject to amendment or reinterpretation by regulatory authorities, and such authorities are vested in most cases with relatively broad discretion as to the granting, revocation, suspension and renewal of licenses and approvals. Royalty payments depend, in part, on the validity of, and the continued good standing under, the licenses and approvals under which Aetna operates. The possibility exists that Aetna could be denied approval for offering insurance products endorsed by us.

Although we do not plan to actively solicit insurance products or act as a broker or agent, GIS has become licensed to act as an insurance producer in most states, with pending applications in almost all of the remaining states, such that it will be subject to the regulatory regimes of such states.

Corporate Information

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

Employees

We believe we have assembled a talented group of employees and we strive to hire well-qualified employees to help address the challenges that we face. As of December 31, 2013, we had a staff of 15 people, including 5 executive officers, 8 employees and 2 interns. From time to time, we may also engage consultants and advisors as we deem appropriate. We intend to increase staffing in our internal audit and financial reporting functions to comply with our increased public company reporting obligations, management functions and in other areas commensurate with the success of our marketing programs and marketing partnerships.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Report and in our other reports filed with the SEC, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline and you may lose all or part of your investment. See “Cautionary Note Regarding Forward–Looking Statements” for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

Risks Related to our Business and Industry

We may encounter numerous difficulties frequently encountered by companies in the early stage of operations.

We consider our business to be in the early stage of operations. Any potential investor must consider the risks and difficulties frequently encountered by early-stage companies. Historically, there has been a high failure rate among early-stage companies. Our future performance will depend upon a number of factors, including our ability to:

•	raise additional capital as needed for current operations, capital expenditures, and business development;
•	generate revenues and implement our business plan and growth strategy;
•	attract visitors to our website and increase user engagement;
•	increase and retain membership in the AGA;
•	provide content, products and services that are relevant and meaningful to our users and AGA members;
•	successfully implement our agreements with Aetna and Reader’s Digest;
•	attract and retain other marketing and commercial sponsors;
•	develop and launch the Grand Card;
•	design, develop and maintain technology infrastructure that can effectively sustain significant website usage;
•	minimize disruptions in our service and avoid breaches of security and privacy;
•	maintain regulatory compliance on federal, state and local levels;
•	successfully counter and respond to actions by our competitors;
•	maintain adequate control of our expenses;
•	attract, retain and motivate qualified personnel; and
•	generate sufficient working capital through our operations or through issuance of additional debt or equity financing and to continue as a going concern.

We cannot assure investors that we will successfully address any of these factors, or any other risks or difficulties, including those described in this Report, and our failure to do so could have a material adverse effect on our business, financial condition, results of operations and future prospects.

To date, substantially all of our revenue has been generated from advertising and any loss of, or reduction in spending by, advertisers could adversely affect our business.

Substantially all of our revenues to date derive from advertisers on our website. We do not typically enter into long-term arrangements with advertisers and, accordingly, advertisers may from time to time choose to discontinue, reduce the amount they spend on, or reduce the prices they are willing to pay for advertising on our website. Advertisers may choose to do so if they do not believe our website is effective in reaching their target market or if they believe advertising through other means will generate a better return. Likewise, advertising revenue may be affected by the number of users of our website, the level of user engagement with our website, website design changes we may make that change how and the extent to which we make advertisements available to our users, reductions in advertising budgets, advertising price changes and general economic conditions and conditions in the advertising industry in general.

We will need to increase visitor traffic to our website and attract and retain members to the AGA in order to be successful.

We believe increasing our website traffic and attracting and retaining members to the AGA are important to our success. Specifically, increased website traffic will allow us to generate additional revenue from advertisements. In addition, we hope new visitors to our website will join the AGA. We believe having a substantial membership base in the AGA will make us more attractive to third parties and better position us to enter into arrangements with these third parties on terms more favorable to us. Increasing web traffic and attracting and retaining members in the AGA are dependent on our ability to provide content, features and products that are useful, reliable and trustworthy and the ability of these third parties to present worthwhile products and services as favorable rates to the AGA membership. If AGA members do not perceive our website and the services and products offered through it as useful, reliable and trustworthy, we may not be able to attract and retain members or members may reduce their engagement with our website. If we are unable to increase web traffic and attract and retain AGA members, we may not be able to attract marketing and commercial sponsors or advertisers. Accordingly, our ability to generate revenue and our operating results will be adversely affected.

Our success will be dependent upon our ability to attract and retain marketing and commercial sponsors.

We must attract, retain and enter agreements with third parties that result in revenue generation for the Company. As mentioned above, we expect revenue to be derived, in part, from products and services offered in Grand Deals and from royalties earned by licensing our name and other intellectual property to third parties who we endorse or recommend. If third parties do not find our website or endorsements effective or do not believe that utilizing our website or obtaining our endorsement provides them with increases in customers, revenue or profit, they may not make, or continue to make, their products and services available on our website or seek our endorsement or recommendation. Although we have entered into agreements with Aetna and Reader’s Digest pursuant to which we expect to receive revenue, we have not yet entered into any significant revenue generating agreements with any other third parties and there can be no assurance that we will be able to so. Furthermore, there is no guarantee that we will be able to generate any revenue from our relationships with Aetna or Reader’s Digest. If we are unable to attract, retain and enter into revenue generating agreements with third parties in numbers sufficient to grow our business, our operating results will be adversely affected.

The total number of registered members of the AGA is substantially higher than the number of AGA members we consider active. Also, it is difficult to accurately determine the number of active and inactive AGA members.

The total number of registered members of the AGA is substantially higher than the number of AGA members we consider active. A significant portion of AGA members registered via co-registration arrangements and therefore have not remained active while other members may have passed away or become incapacitated, and others may have registered under fictitious names or created fraudulent accounts or created duplicate accounts. Accordingly, the AGA may have significantly fewer active members than registered members.

There are inherent challenges in ensuring that the number of registered AGA members presents an accurate reflection of the AGA’s membership base. For example, we do not have a reliable system for differentiating between active or inactive members and so we rely on estimates and assumptions. There are no methodologies available that would provide us with an exact number of active or inactive members. Therefore, we cannot assure you that our current or future methodologies are accurate, and we will need to continue to adjust them in the future from time to time, which could result in the number of active registered AGA members being lower or higher than expected.

Many individuals use mobile devices to access online services. If users of these devices do not widely adopt solutions we develop for these devices, our business could be adversely affected.

Usage of mobile devices such as smart phones, handheld tablets and mobile telephones, as opposed to personal computers, to access online services has substantially increased in the past few years and is expected to continue to increase. Although a portion of our website visitors and AGA members access our website from personal computers, a significant number access our online services on mobile devices. We anticipate that the rate of growth in mobile usage will continue to grow. Advertising is a source of revenue for us and the mobile advertising market remains a new and evolving market. It is unclear whether we will be able find ways for advertisements to be effectively displayed on mobile devices or for our website to be effectively used on mobile devices. If our users increasingly use mobile devices as a substitute for access to our online services as opposed to personal computers, and if we are unable to successfully implement monetization strategies for our solutions on mobile devices, or these strategies are not as successful as our offerings for personal computers, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected.

Additionally, we are dependent on the interoperability of our website with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems and terms of service that degrade our solutions’ functionality, give preferential treatment to competitive products or prevent our ability to promote advertising could adversely affect engagement and monetization on mobile devices. As new devices and new platforms are continually being released, it is difficult to predict the challenges we may encounter in developing versions of our solutions for use on these alternative devices, and we are devoting significant resources to the support and maintenance of such devices.

Our business depends on a strong and trusted brand and any failure to maintain, protect and enhance our brand would adversely affect our business.

We believe that we have developed a strong and trusted brand. Our brand is based on the idea that grandparents and other age 50+ individuals will trust us and find our content and the services and products we endorse or make available on our website through Grand Deals valuable to them. We also believe that maintaining and enhancing our brand is critical to increasing website traffic, expanding the membership ranks of the AGA and attracting advertisers and marketing and commercial sponsors. Despite our efforts to protect our brand and prevent its misuse, if others misuse our brand or pass themselves off as being endorsed or affiliated with us, it could harm our reputation and our business could suffer. If our users determine that they can use other websites or social networks for the same purposes as or as a replacement for our website, our brand and our business could be harmed. If we do not successfully maintain a strong and trusted brand, our business could be harmed.

Our growth depends in part on the success of our strategic relationships with third parties.

We depend on relationships with various third parties, including marketing and commercial sponsors, content providers, and technology providers to grow our business. Identifying, negotiating and maintaining relationships with third parties requires significant time and resources. In addition, these third parties may not perform as expected under our agreements with them and we may in the future have disagreements or disputes with these parties, which could negatively affect our brand and reputation. It is possible that these third parties may not be able to devote the resources we expect to the relationship or they may terminate their relationships with us. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our business could be impaired, and our operating results would suffer. Even if we are successful, these relationships may not result in improved operating results.

If products and services offered through our website or endorsed or recommended by us do not meet the needs and expectations of users, our business could suffer.

Our business depends in part on products and services provided by third parties and our reputation may be harmed by actions taken by such third parties that are outside our control. Any shortcomings of one or more of such third parties may be attributed to us, thus damaging our reputation, brand value and potentially affecting our results of operations. In addition, negative publicity and sentiment generated as a result of fraudulent or deceptive conduct by such third party providers could damage our reputation, reduce our ability to increase web traffic or attract and retain AGA members and diminish the value of our brand.

Volatility or declines in the pricing of products and services we endorse or make available to AGA members or other adverse trends in the industries in which such products and services compete may adversely affect our results of operations.

In general, the amount of revenue generated by Grand Deals and royalties we receive with respect to our endorsement of third party products and services will be dependent upon the prices charged by these third parties to their customers. We will generally have no control over these prices. In many cases, such prices may be subject to market fluctuations, may be set by government regulation, may be cyclical in nature or may vary widely based on market conditions. In addition, our third party partners may price their products and services too high for AGA members to purchase. Because of these and other circumstances, which we cannot predict or control, the amount of revenue we generate with respect to third party products may be volatile or remain depressed for significant periods of time. Because we do not determine the timing or extent of pricing changes or the market acceptance, we may not be able to accurately forecast the revenues we receive, including whether they will significantly decline. As a result, our budgets for future expenditures and plans for growth may have to be adjusted to account for unexpected changes in revenues and any decreases in third-party pricing levels that may adversely affect our net revenues and results of our operations.

We make decisions to promote the growth, engagement and experience of our users.

We make decisions with respect to our website that we believe will promote the overall experience of our users. From time to time, user response to our decisions may not be as positive as we had intended and therefore we may incur costs and expend energy on endeavors that may ultimately be unsuccessful. Furthermore, we may make decisions that may reduce our revenue or profitability in the short-term if we believe that the decisions are consistent with what we believe are in the best interests of our users and will thereby improve our financial performance over the long term. None of our decisions may produce the benefits that we expect, in which case our business and results of operations could be harmed.

Our indebtedness and near term obligations could materially adversely affect our financial health.

As of the date of this Report, we had $400,000 in principal amount outstanding under certain promissory notes which are due on the earlier of May 1, 2014 or the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $10,000,000 and $75,000 in principal amount outstanding under demand promissory notes. We also assumed $1,078,500 in principal amount of indebtedness, including accrued management fees, from GP.com LLC in connection with the Transaction. Our level of indebtedness has, or could have, important consequences to our business, because:

•	we may be unable to repay any or all of our indebtedness on a timely basis;
•	a substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;
•	it may impair our ability to obtain additional financing in the future;
•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and
•	we may be substantially more leveraged than some of our competitors, which may place us at a relative competitive disadvantage and make us more vulnerable to downturns in our business, our industry or the economy in general.

If we do not make required payments with respect to our indebtedness or if we breach other terms of the instruments or related agreements evidencing such indebtedness, the debt holders could elect to declare all amounts outstanding, together with accrued and unpaid interest, to be immediately due and payable. If the debt holders were to require immediate payment, we might not have sufficient assets to satisfy our obligations under our indebtedness. In such event, we could be forced to seek protection under bankruptcy laws, which could have a material adverse effect on our business. Accordingly, a default could have a significant adverse effect on the market value and marketability of our common stock.

We will need additional debt or equity financing in the future.

We will need to obtain additional financing to operate and implement our business plan and growth strategy. Additional financing may not be available to us or, if available, such financing may not be on terms acceptable to us. If we obtain additional financing through the issuance of equity or debt securities, it may be significantly dilutive to our stockholders and such additional equity or debt securities may have rights, preferences or privileges senior to those of our existing securities. In addition, our ability to issue equity or debt securities or to service any debt may also be limited by our inability to generate consistent cash flow. If additional financing is not available on acceptable terms, we may not be able to fund our on-going operations or any future expansion of our business or respond effectively to competitive pressures. The inability to raise additional capital in the future may force us to curtail future business opportunities or cease operations entirely.

Our independent registered public accounting firm has included an explanatory paragraph in its audit report about our ability to continue as a going concern.

Our consolidated financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2013. The presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business and could make it challenging and difficult for us to raise additional debt or equity financing, all of which could have a material adverse impact on our business, results of operations, financial condition and prospects. If adequate funds are not available to us when needed and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

We may continue to incur substantial losses and negative operating cash flows and may not achieve or maintain positive cash flow or profitability in the future.

We have incurred significant losses and negative operating cash flow from inception and may continue to incur significant losses and negative operating cash flow into the foreseeable future. For 2013, we had a net loss of approximately $9.2 million and used approximately $3.4 million in cash for operating activities. As of December 31, 2013, we had a working capital deficit of approximately $4.3 million. In order to reach our business growth objectives, we expect to incur significant expenses for sales, marketing, website development and other operating and capital costs. As a result, we will need to generate and grow our revenues significantly to achieve positive cash flow and profitability. We may not be successful in generating and increasing our revenues and we may never achieve or maintain positive cash flow or profitability. The uncertainties regarding the commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern.

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

We have not generated meaningful revenues to date and we cannot assure that we will be able to significantly increase our revenues. Revenue for 2013 was $510,054, which reflected an increase of $180,527, or 54.8%, compared to revenue of $329,527 for 2012. To date, we have generated revenue principally from advertisements on our website. Although we intend to generate revenue from other sources, we have not generated any significant revenue from any source other than advertising and there can be no guarantee that we will be able to do so. Our ability to increase our revenue depends on a variety of factors, many of which are described in this Report. While we expect to increase our revenue, there can be no assurance that such increase will occur. If our revenue does not increase or decreases, or does not keep pace with our operating expense, our business, results of operations and financial condition could be materially adversely affected.

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

We may not be able to protect the security and privacy of membership data from the AGA, which could expose us to liability.

We collect and maintain information about AGA members, some of which may be private and confidential. This private and confidential data consists primarily of the personal and financial information of AGA members. We will incur significant costs to protect against the threat of security breaches or to alleviate problems caused by any breaches that occur. We have implemented security systems and protocols that we feel are appropriate and sufficient to protect the privacy and confidential information of AGA members and we intend to continue such protocols. However, there can be no assurance that our security systems or protocols will be sufficient to protect such private and confidential data or that our privacy policies will be deemed sufficient by AGA members or that it satisfies applicable federal or state laws or regulations governing privacy, which may be in effect from time to time. The failure to adequately protect member data or to comply with any federal or state laws or regulations relating to the use of this data could expose us to costly litigation or administrative action.

System failure or interruption experienced by our data center, internet service providers, online service providers or website operators may result in reduced traffic, reduced revenue and harm to our reputation.

We depend on third-party service providers to provide and maintain efficient and uninterrupted operation of our website. Since we depend on third-party providers for our data center and servers, any dispute with such third-party providers could materially hinder our operations and switching third-party providers of such services may be a cumbersome process that negatively impacts the operation of our website. Our operations depend in part on the protection of our data systems and those of third-party providers against damage from human error, natural disasters, fire, power loss, water damage, telecommunications failure, computer viruses, terrorist acts, vandalism, sabotage and other adverse events. Although we utilize the services of third-party providers with both physical and procedural security systems and have put in place certain other disaster recovery measures, including offsite storage of backup data, there is no guarantee that our internet access and other data operations will be uninterrupted, error-free or secure. Any sustained or repeated system failure, including network, software or hardware failure, that causes an interruption in the availability of our website or a decrease in responsiveness of our website could result in reduced traffic, reduced revenue and harm to our reputation, brand and relations with our members, advertisers and marketing partners. An increase in the volume of users of our website could strain the capacity of the software and hardware we have deployed, including server and network capacity, which could lead to slower response time or system failures, and adversely affect the market acceptance of our website. In addition, our users will depend on internet service providers, online service providers and other website operators for access to our website. These providers and operators could experience outages, delays and other difficulties due to system failures unrelated to our systems.

We may have difficulty scaling and adapting our existing technology architecture to accommodate increased traffic and technology advances or requirements of our members.

Our reputation and ability to attract, retain, and engage our users is dependent upon the reliable performance of our website. Increases in the levels or types of use of our website could result in delays or interruptions in our service. Widespread adoption of new internet technologies or other technological changes could require substantial expenditures to appropriately modify or adapt our website and infrastructure. The technology architectures utilized for our website may not provide satisfactory support in the future, as usage increases and our website expands, changes and becomes more complex over time. In the future, we may make changes to our architectures and systems, including moving to completely new architectures and systems. Such changes may be technologically challenging to develop and implement, take time to test and deploy, cause us to incur substantial costs or data loss, and cause users, advertisers, and partners to experience delays or interruptions in services. These changes, delays or interruptions in our service may cause our users, advertisers and partners to become dissatisfied with our website and move to competing websites. Further, to the extent that the number of visitors to our website increases, we will need to expand our infrastructure, including the capacity of the servers we utilize and the sophistication of our software. This expansion is likely to be expensive and complex and require additional technical expertise. Any difficulties experienced in adapting our architectures and infrastructure to accommodate increased traffic, store user data and track user preferences, together with the associated costs and potential loss of traffic, could harm our operating results, cash flows from operations and financial condition.

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

Federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of data that we receive from our users and AGA members. In addition, we post on our website our own privacy policies and practices concerning the collection, use and disclosure of customer data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or other federal or state privacy related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

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

We rely on a combination of trade secret, trademark and copyright laws, as well as employee and third-party non-disclosure agreements and other protective measures, to protect intellectual property rights. There can be no assurance, however, that these measures will provide meaningful protection of our member list, trademarks, service marks, copyrights, trade dress, trade secrets, proprietary technology and similar intellectual property in the event of any unauthorized use, misappropriation or disclosure.

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

While we do not believe that our website, technologies and other intellectual property infringe on any intellectual property rights of third parties, there can be no assurance that a court will not find that such infringement has occurred or that such infringement will not occur in the future. The costs of defending an intellectual property claim could be substantial and could materially and adversely affect our operations and financial position, even if we were ultimately successful in defending any such claims. Conversely, in order to enforce or protect our intellectual property rights, we may have to initiate legal proceedings against third parties. These proceedings are typically expensive, take significant time and divert management’s attention from other business concerns. Further, if we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including treble damages, and we may be required to stop the infringing activity or obtain a license to use the intellectual property of others. The cost associated with any such changes may be substantial and could materially and adversely affect our market position, operations and financial position.

We may be involved in legal claims which could materially adversely affect us.

Claims, suits, disputes, government or regulatory investigations and other legal proceedings involving the Company may arise in the future. Results of such proceedings are subject to significant uncertainty and, regardless of the merit of the claims, litigation may be expensive, time-consuming, disruptive to our operations and distracting to management. It is possible that a resolution of one or more such proceedings could result in substantial compensatory, punitive or trebled monetary damages, fines, penalties, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against us that could adversely affect our business, intellectual property, consolidated financial position, results of operations or cash flows in a particular period. Although we maintain insurance coverage with respect to certain types of claims and actions, there can be no guarantee that such claims or actions will be covered in full by such policies, or at all. Our insurance coverage is also subject to certain deductibles. These proceedings could also result in criminal sanctions, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, requiring a change in our business practices, or requiring development of non-infringing products or technologies, which could also adversely affect our business and results of operations.

Our industry is competitive and competition could reduce our market share and adversely affect our growth and financial performance.

We face significant competition in our business, including from other social networking websites such as Facebook, Twitter and Google+ and companies that specifically target the age 50+ market, in particular AARP. We also compete with traditional and online businesses that provide media for marketers to reach their audiences. Our competitors compete with us for visitor traffic, members, marketing and commercial sponsors and advertising dollars. Competition is intense and expected to increase in the future.

Larger and more established companies, whether within or from outside the social networking industry, may focus on our market and could directly compete with us. Smaller companies could also launch new products and services that compete with us and that could quickly gain market acceptances. It is also possible that new competitors may emerge and acquire significant market acceptance as well. A number of these companies may have substantially greater financial and technical resources, more extensive and well developed marketing and sales networks, better access to information, greater global brand recognition among consumers, and larger user and member bases. Certain competitors could use strong or dominant positions in our market to gain competitive advantages against us.

If we do not compete effectively, our membership base and level of member engagement may decrease, we may become less attractive to marketing and commercial sponsors, advertisers may reduce or discontinue advertising with us, all of which would materially and adversely affect our revenue, growth and results of operations.

Our marketing partners compete in highly regulated industries.

Certain marketing partners, such as Aetna, may be subject to comprehensive regulation and supervision by government agencies in the jurisdictions in which they operate. In the insurance industry, the laws of the various state jurisdictions establish supervisory agencies with broad administrative powers with respect to, among other things, licensing of entities to transact business, licensing of agents, regulating premium rates, and regulating unfair trade and claims practices. Further, state insurance regulators and the National Association of Insurance Commissioners continually re-examine existing laws and regulations, and such re-examination may result in the enactment of insurance-related laws and regulations, or the issuance of interpretations thereof, that adversely affect our business. There can be no assurance that more restrictive laws, rules or regulations will not be adopted in the future that could make compliance more difficult or expensive, which could have a negative impact on the Company’s business.

Regulations and licensing laws vary from jurisdiction to jurisdiction and are often complex. The applicable licensing laws and regulations in all jurisdictions are subject to amendment or reinterpretation by regulatory authorities, and such authorities are vested in most cases with relatively broad discretion as to the granting, revocation, suspension and renewal of licenses and approvals. Our royalty payments depend, in part, on the validity of, and the continued good standing under, the licenses and approvals under which Aetna operates. The possibility exists that Aetna could be excluded or temporarily suspended from carrying on some or all of its insurance activities in, or could otherwise be subjected to penalties by, a particular jurisdiction, which may adversely affect the Company’s ability to generate revenue.

Fluctuations in our financial results may occur as the result of various factors beyond our control.

Management expects that financial results will vary significantly from period to period due to a number of factors. Our financial position may impair our ability to develop our business model. Our ability to attract the funding necessary to implement our business model, develop cost-efficient operations and market and sell our products and services are critical to our future success. Our ability to accomplish these objectives is likely to be significantly impaired if the financial markets continue to be in turmoil, or if prospective lenders, investors or partners become uncomfortable with our prospects for survival given a weak financial condition, volatile markets or adverse events in business operations. Our limited ability to generate cash through our operations may be insufficient to fully fund our growth. The costs for business and product development may significantly impact our overall financial strength. These factors can negatively impact our ability to finance the performance of our business operations and to attract additional funding.

We depend on certain key employees to operate our business.

We believe that our continued success will depend to a significant extent upon the efforts and abilities of our senior management team. We cannot guarantee that any of our senior management members will continue to provide services to us for any particular length of time. If we lose the services of one or more of these key executives, our business could be significantly harmed. We do not currently carry key-man life insurance.

We may not be able to recruit, train and retain sufficient qualified personnel to succeed.

Our future success depends upon our ability to hire and retain qualified personnel. We cannot provide assurance that we will be able to attract, train or retain enough qualified personnel to satisfy demand or any expansion of our business and operations. Because of our limited resources, we may experience difficulty in hiring and retaining personnel with the necessary qualifications. The failure to attract and retain the necessary qualified personnel will have a material and adverse effect on our business, operations and financial condition.

Management identified a material weakness in our internal controls, and failure to remediate it or any future ineffectiveness of internal controls could have a material adverse effect on the Company’s business and the price of its common stock.

Management continues to review our internal control systems, processes and procedures for compliance with the requirements of a smaller reporting company under Section 404 of the Sarbanes-Oxley Act. Such a review resulted in identification of material weaknesses in our internal controls and a conclusion that our disclosure controls and procedures and internal control over financial reporting were ineffective as of the end of the period covered by this Report. While we are taking steps to remediate the weaknesses, there is no guarantee that we will not be able to remedy the weaknesses in a timely manner or identify additional material weaknesses in our internal controls in the future. The Company and its current management team continue the process of documenting internal control procedures with respect to its business, including establishing formal policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within its organization.

As a public entity, the Company is required to provide a quarterly management certification and an annual management assessment of the effectiveness of its internal controls over financial reporting. If the Company is not able to implement and document the necessary policies, processes and controls to mitigate financial reporting risks, the Company may not be able to comply with paragraph (a) of Item 303 of Regulation S-K, which requires a management report on internal control over financial reporting in annual reports that we file with the SEC on Form 10-K, in a timely manner or with adequate compliance. In addition, because we are a smaller reporting company, our independent auditor will not be required to issue an attestation report pursuant to paragraph (b) of Item 308 of Regulation S-K regarding our internal control over financial reporting in our annual reports that we file with the SEC on Form 10-K.

The material weaknesses and other matters impacting the Company’s internal controls may cause it to be unable to report its financial information on a timely basis and thereby subject it to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange or quotation service listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of its financial statements. Confidence in the reliability of the Company’s financial statements may suffer due to the Company’s reporting of material weaknesses in its internal controls over financial reporting. This could materially adversely affect the Company and lead to a decline in the price of its common stock.

Our management has limited experience with public company compliance and our current resources may not be sufficient to fulfill our public company obligations.

As a public company, we are subject to various requirements of the SEC, including record-keeping, financial reporting, and corporate governance rules. Our management team has limited experience in managing a public company and, historically, has not had the resources typically found in a public company. Our internal infrastructure may not be adequate to support our reporting and other compliance obligations and we may be unable to hire, train or retain necessary staff and may be reliant on hiring outside consultants or professionals to overcome our lack of experience or trained and experienced employees. Our business could be adversely affected if our internal infrastructure is inadequate, we are unable to engage outside consultants, or are otherwise unable to fulfill our public company obligations.

The requirements of being a public company require us to incur substantial costs, which may adversely affect our operating results and divert management’s attention.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently adopted by the SEC implementing Sarbanes-Oxley have required changes in corporate governance practices of public companies. The Company’s current management team does not have substantial public company experience and compliance with applicable securities rules and regulations may divert management’s attention from other business concerns, which could harm our business and operating results.

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

GP.com LLC controls approximately 53.4% of the total voting power of our securities. Steven E. Leber, Joseph Bernstein and Dr. Robert Cohen comprise the board of managers of GP.com LLC and therefore control GP.com LLC. For so long as GP.com LLC continues to own a substantial percentage of the total voting power of our securities, GP.com LLC will be able to exert significant control over all matters requiring approval by our Board of Directors and stockholders, including the approval of mergers or other business combination transactions. Because GP.com LLC’s interests and the interests of Messrs. Leber and Bernstein and Dr. Cohen may not always coincide with the interests of our other stockholders, they may cause us to take actions which the other stockholders may disagree with or which may not be in the best interests of such other stockholders.

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

The publicly traded shares of our common stock experience significant price and volume fluctuations. This market volatility could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to actual or anticipated variations in our quarterly operating results, announcements by us, our competitors, factors affecting our market generally and/or changes in national or regional economic conditions, making it more difficult for shares of our common stock to be sold at a favorable price or at all. The market price of our common stock could also be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in the markets in which we compete.

Future sales of our common stock in the public market or the issuance of our common stock or securities exercisable for or convertible into our common stock could adversely affect the trading price of our common stock.

Any additional issuances of any of our authorized but unissued shares of our common stock or blank check preferred stock will not require the approval of stockholders and will have the effect of further diluting the equity interest of stockholders.

We may issue common stock or preferred stock in the future for a number of reasons, including to attract and retain key personnel, to lenders, investment banks, or investors in order to achieve more favorable terms from these parties and align their interests with our common equity holders, to management and/or employees to reward performance, to finance our operations and growth strategy, to adjust our ratio of debt to equity, to satisfy outstanding obligations or for other reasons. We have also agreed to issue a warrant to Starr to purchase up to 25% of the outstanding equity of the Company as of January 8, 2013, which warrant has not yet been issued. If we issue securities, our existing stockholders may experience dilution. Future sales of our common stock, the perception that such sales could occur or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock could adversely affect the market prices of our common stock prevailing from time to time. The sale of shares issued upon the exercise of our derivative securities could also further dilute the holdings of our then existing stockholders, including holders of debt that receive shares of our common stock upon conversion of such debt. In addition, future public sales of shares of our common stock could impair our ability to raise capital by offering equity securities. Any such sales or issuances may result in downward pressure on our stock price.

We may issue a substantial number of shares of common stock upon the exercise of outstanding warrants and options, the possible conversion of indebtedness and the anticipated issuance and potential exercise of the Starr warrant. Such issuances may have a substantial dilutive effect on holders of our equity securities.

As of the date of this Report, we had outstanding warrants and options to purchase approximately 40,233,660 shares of common stock. In addition, we have agreed to issue a warrant to Starr to acquire up to 25% of the outstanding equity of the Company based on the number of shares of the Company’s common stock outstanding as of January 8, 2013. The Starr warrant has not yet been issued. We may also seek to enter into arrangements with our debt holders to convert their debt into equity. In this regard, in April 2014 approximately $1,223,795 of indebtedness was converted into 6,526,908 shares of common stock. Also, as of the date of this Report, we also have approximately 15,715,000 shares of common stock available for issuance under our incentive equity plan. The holders of warrants and options will likely exercise such securities at a time when the market price of our common stock exceeds the exercise price. Debt holders may seek a discount to the trading price of our common stock in agreeing, if at all, to convert debt to equity. The Starr warrant will have an exercise price of $0.05 per share. Accordingly, the issuance and exercise of such warrants and options and the possible conversion of indebtedness may result in a decrease in the net tangible book value per share of our common stock and such decrease could be material.

Our common stock is not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

Our common stock is currently traded, but with very low, if any, volume, based on quotations on the OTC Bulletin Board and the OTCQB tier of OTC Markets, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors including the fact that we are a small company which is still unknown to investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our securities until such time as we became more seasoned and viable. In addition, many institutional investors, which account for significant trading activity, are restricted from investing in stocks that trade below specified prices, have less than specified market capitalizations or have less than specified trading volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

The SEC prohibits the use of Rule 144 under the Securities Act for the resale of securities issued by “shell companies” (other than business transaction related shell companies) or issuers that have been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met: (i) the issuer of the securities that was formerly a shell company has ceased to be a shell company; (ii) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (iii) the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and (iv) at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company. As such, due to the fact that we had been a shell company prior to the Transaction, holders of “restricted securities” within the meaning of Rule 144, when reselling their shares pursuant to Rule 144, shall be subject to the conditions set forth in Rule 144 with respect to former shell companies.

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

We lease approximately 5,000 square feet in our headquarters located at 589 Eighth Avenue, 6th Floor, New York, New York. The lease expires on September 30, 2015. Our current monthly rent payment under the lease is approximately $15,000 per month. Steven E. Leber and Joseph Bernstein have personally guaranteed the performance of the lease by us. We believe that our properties are generally suitable to meet our needs for the foreseeable future. However, we will continue to seek additional space as needed to satisfy our growth.

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

Our common stock is quoted for trading on the OTC Bulletin Board and the OTCQB tier of OTC Markets under the symbol GPCM. Our common stock was previously quoted under the symbol NWTH during the period from September 15, 2011 to May 8, 2012. The following table shows the range of reported trading prices of our common stock as reported by the OTC Bulletin Board for the periods indicated. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	Low	High
Fiscal 2013:
Fourth quarter ended December 31, 2013	$0.11	$0.25
Third quarter ended September 30, 2013	0.07	0.18
Second quarter, ended June 30, 2013	0.10	0.30
First quarter, ended March 31, 2013	0.06	0.38

Fiscal 2012:
Fourth quarter ended December 31, 2012	$0.24	$0.51
Third quarter ended September 30, 2012	0.28	0.45
Second quarter, ended June 30, 2012	0.19	0.50
First quarter, ended March 31, 2012	0.22	0.73

Holders of Common Stock

As of March 30, 2014, there were 103,646,804 shares of common stock issued and outstanding held by approximately 163 holders of record.

Dividends

We have never declared or paid any cash dividends with respect to our common stock, and do not plan to do so in the foreseeable future. Any future determination with regard to the payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition, applicable dividend restrictions, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

Equity Compensation Plan Information

The following table gives information as of December 31, 2013 regarding our common stock that may be issued upon the exercise of options, warrants and other rights under our equity compensation plans.

	(a)	(b)	(c)
Plan Category	No. of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	No. of Shares Available for Future Issuance, excluding securities reflected in Column (a)
Equity Compensation Plans Approved by Security Holders (1)	300,000	$0.30	–

Equity Compensation Plans Approved by Security Holders (2)	9,235,000	0.28	1,032,691

Equity Compensation Plans Not Approved by Security Holders (3)	7,350,000	0.20	–

TOTAL	16,885,000	$0.24	1,032,691

(1)	Consists solely of our 2005 Stock Incentive Plan, which was terminated on February 23, 2012.
(2)

Consists solely of our Amended and Restated 2012 Stock Incentive Plan, which was known as the 2012 Stock Incentive Plan prior to March 4, 2014. Effective as of March 4, 2014, such plan was amended to, among other things, increase the number of shares authorized for issuance thereunder to 25,000,000. However, the number of shares reflected in column (c) of this table reflects the number of shares available for future issuance prior to the increase. The number of shares available for future issuance under such plan immediately following the effectiveness of the increase was 15,765,000.

(3)	Consists of (i) warrants issued in June 2013 to Messrs. Leber, Bernstein and Lazarus and Dr. Cohen, each such warrant being exercisable for 1,000,000 shares of common stock and having an exercise price of $0.25 per share, (ii) a warrant issued in October 2013 to an employee for services to the Corporation, such warrant being exercisable for 100,000 shares of common stock and having an exercise price of $0.16 per share and (iii) options to purchase 3,250,000 shares of common stock having an exercise price of $0.13 per share granted to Mr. Lazarus pursuant to his option grant letter dated December 9, 2013.

Item 6.	Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying audited consolidated financial statements for the years ended December 31, 2013 and 2012 and related notes thereto included in this Report. The following discussion and analysis should also be read in conjunction with the disclosure under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained in this Report.

Overview

As discussed in greater detail in Item 1 (“Business”), we own and operate the grandparents.com website. We primarily serve the approximately 70 million grandparents in the U.S., but our audience also includes “boomers” and seniors that are not grandparents. We believe that our website is one of the leading online communities for our market and that our website is the premier social media platform targeting active, involved grandparents.

In addition to our website, we have established the American Grandparents Association which is a membership association that seeks to unite grandparents, boomers and seniors around the concept that the 50+ demographic faces issues that are unique to them. Members of the AGA enjoy certain benefits such as access to Grand Deals and other products and services provided by third parties that we endorse or recommend. As of the date of this Report, there were nearly 2 million members in the AGA.

To date, we have generated revenue primarily from advertising. However, we continue to focus on creating additional revenue streams from other sources such as Grand Deals, endorsement opportunities and the Grand Card. We may also consider offering a paid-membership tier of the AGA. Although to date we have not been able to generate significant revenue other than from advertising, we expect to begin generating revenue from at least one of these sources in 2014.

Like most developing companies, we face substantial financial challenges particularly in regard to revenue generation, cost control and capital requirements. Revenue for 2013 was $510,054, which reflected an increase of $180,527, or 54.8%, compared to revenue of $329,527 for 2012. The increase is due in part to better management of our online advertising function. We were successful in reducing our total operating expenses by $1,818,437, or 16.5%, to $9,208,645 in 2013 compared to $11,027,082 for 2012 by reallocating staffing to better serve the Company’s needs and by engaging in more selective selling and marketing activities. We reduced our net loss by $1,626,569, or 15.0%, to $9,248,616 in 2013 compared to $10,875,185 in 2012.

We used $3,392,647 and $17,163 in cash for operating and investing activities, respectively, during 2013, offset by $3,220,000 in cash provided by financing activities in 2013. We had a working capital deficit of $4,281,528 as of the end of 2013. We continue to seek capital to fund ongoing operations. In 2013, we raised $2,920,000 from the issuance of our common stock and warrants to accredited investors in private placement transactions, $475,000 from members of our Board of Directors and a stockholder in, and advisor to, the Company pursuant to unsecured promissory notes and $100,000 pursuant to secured promissory notes which were exchanged for convertible unsecured notes in 2013. Going forward, we will need to raise significant capital in order to successfully implement our business plans. See “Liquidity and Capital Resources” below for additional information regarding our capital raising activities and use of cash.

Without additional capital from existing or outside investors or further financing, our ability to continue to implement our business plan may be limited. These conditions raise substantial doubt about our ability to continue as a going concern and to execute on our business model. Our consolidated financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.

Certain Factors Affecting our Performance

In addition to the Risk Factors discussed elsewhere in this Report, we consider the following to be significant factors affecting our future performance and financial results.

Our Ability to Attract and Retain Advertisers. Substantially all of our revenues to date derive from advertisements on our website. Advertisers may from time to time choose to discontinue, reduce the amount they spend on, or reduce the prices they are willing to pay for advertising on our website. Advertisers may choose to do so if they do not believe our website is effective in reaching their target market or if they believe advertising through other means will generate a better return. Likewise, advertising revenue may be affected by the number of users of our website, the level of user engagement with our website, website design changes we may make that change how and the extent to which we make advertisements available to our users, reductions in advertising budgets, advertising price changes and general economic conditions and conditions in the advertising industry in general.

Our Ability to Increase Visitor Traffic and Attract and Retain AGA Members. We believe increasing our website traffic and attracting and retaining members to the AGA are important to our success. Specifically, increased website traffic will allow us to generate additional revenue from advertisements. In addition, we hope new visitors to our website will join the AGA. The AGA must attract and retain members in order for the Company to increase revenue and achieve profitability. We expect to derive revenue in part from the purchase of products and services by AGA members. If we are unable to attract and retain AGA members, we may not be able to attract third parties to their promote products and services to AGA members.

Our Ability to Enter into Agreements with Third Parties. We must attract, retain and enter agreements with third parties that result in revenue generation for the Company. As mentioned above, we expect revenue to be derived, in part, from products and services offered in Grand Deals and from royalties earned by licensing our name and other intellectual property to third parties who we endorse or recommend. If third parties do not find our website or endorsements effective or do not believe that utilizing our website or obtaining our endorsement provides them with increases in customers, revenue or profit, they may not make, or continue to make, their products and services available on our website or seek our endorsement or recommendation.

Market Price and Acceptance of Third Party Products and Services. We expect to derive royalties from third parties who offer their products and services to AGA members. Accordingly, such royalties are dependent on prices charged by these third parties, some of which may be price too high for market acceptance. Certain products and services, including insurance and financial services, are cyclical in nature and may vary widely based on market conditions so our revenues and profitability can be volatile or remain depressed for significant periods of time. Some products and services may be priced too high to be widely accepted so if no or limited products and services are sold may significantly affect our margins.

Competition. We compete with companies in the social networking industry such as Facebook, Twitter and Google and other companies that specifically target the age 50+ market, in particular AARP. These competitors compete with us for visitor traffic, members, advertising dollars and partners, including marketing and commercial sponsors, and many of our competitors have financial and other competitive advantages over us. It is also possible that new competitors may emerge and acquire significant market share.

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

All of our long-lived assets are subject to depreciation or amortization.

Results of Operations

Revenue

Revenue for 2013 increased $180,527, or 54.8%, to $510,054 compared to $329,527 for 2012. During 2013 and 2012, substantially all of our revenue was derived from advertisements on our website, with a small component contributed by Grand Deals. The increase in revenue for 2013 compared to 2012 is due to an increase in website traffic which resulted in a greater number of impressions and, as a result, our ability to charge for those impressions increased.

Operating Expenses

Total operating expenses for 2013 decreased $1,818,437, or 16.5%, to $9,208,645 compared to $11,027,082 for 2012.

Selling and marketing. Selling and marketing expense decreased $958,378, or 76.9%, to $288,411 for 2013 compared to $1,246,789 for 2012. The decrease is due to reduced capital resources and our reduction in marketing expenditures to attract new members to the AGA.

Salaries. Salary expense decreased $444,215, or 20.6%, to $1,709,145 for 2013 compared to $2,153,360 for 2012. The decrease was primarily due to a reduction in staff headcount and better allocation of employees compared to the comparable 2012 period.

Rent. Rent expense increased $5,883, or 3.6%, to $170,275 for 2013 compared to $164,392 for 2012.

Accounting, legal, and SEC Filing Fees. Accounting, legal, and SEC filing fee expense decreased $253,455, or 25.6%, to $738,591 for 2013 compared to $992,046 for 2012. The reduction in expense was primarily due to accounting and legal costs incurred in 2012 in connection with the Transaction that were not incurred in 2013.

Consulting. Consulting expense was $1,006,338 for 2013 compared to $586,870 for 2012. This increase is due primarily to the payment of consulting fees to Starr in 2013 that were not present in 2012. In addition, during 2013, we engaged marketing, financial and other consultants which were not engaged in 2012.

Equity-based compensation. Equity-based compensation expense increased $2,787,440, or 229.0%, to $4,004,521 for 2013 compared to $1,217,081 for 2012. In 2013, we granted options to purchase 10,835,000 shares of our common stock compared to 7,535,000 options granted in 2012 to various parties who provided services to the Company. In 2013, we also granted warrants to purchase 18,227,400 shares of our common stock compared to 6,878,460 warrants granted in 2012 to various parties who provided services to the Company.

Other general and administrative. Other general and administrative expense decreased $128,665, or 16.3%, to $658,738 for 2013 compared to $787,403 for 2012 due to decreases in travel of $76,823, licensing fees of $43,718 and insurance of $27,176 offset by an increase in commissions on ad sales of $67,478.

Depreciation and amortization. Depreciation and amortization decreased $221,923, or 26.0%, to $632,626 for 2013 compared to $854,549 for 2012 due to certain intangibles becoming fully amortized early in 2013.

Other Expense

We had other expense of $550,025 for 2013 compared to other expense of $99,662 for 2012, an increase of $450,363 or 451.9%. The increase relates primarily to an increase in interest expense of $507,169 to $662,882 in 2013 compared to $155,713 in 2012. The balance was due to an increase in other income which was derived from gains on forgiveness of indebtedness.

Loss from Operations

Loss from operations for 2013 was $9,248,616 compared to $10,797,217 for 2012.

Net Loss

Net loss for 2013 was $9,248,616, or $0.10 per share, compared to $10,875,185, or $0.18 per share, for 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had unrestricted cash of $59,306. We expect to finance our operations over the next twelve months primarily through our existing cash and offerings of our equity or debt securities or through bank financing. Our operations have not yet generated positive cash flows. To effectively implement our business plan, we will need to obtain additional financing. If we obtain financing, we would expect to accelerate our business plan and increase our advertising and marketing budget, hire additional staff members and increase our office space and operations all of which we believe would result in the generation of revenue and development of our business. We cannot be certain that financing will be available on acceptable terms or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

Capital Raising Efforts

Since February 2012 we have primarily funded our operations through the issuance of our equity and debt securities.

Simultaneously with the closing of the Transaction, we completed a private placement, pursuant to which, after deducting expenses incurred by us in connection with the offering, we received $2,650,273 in net proceeds.

In November 2012, we borrowed an aggregate of $450,000 from two individuals on an unsecured basis (the “November Notes”), which was repaid as of December 31, 2013.

In December 2012 ($850,000), January 2013 ($50,000) and February 2013 ($50,000), we issued an aggregate of $950,000 of our 12% secured convertible promissory notes (the “Original Bridge Notes”) and warrants to purchase an aggregate of 950,000 shares of our common stock (the “Original Bridge Warrants”) in a private offering to accredited investors (the “Original Investors”). On May 31, 2013 (the “Effective Date”), the Original Investors transferred, in separate transactions, all of their respective rights, title and interest in the Original Bridge Notes to a third party (the “Current Holder”) pursuant to various note purchase agreements by and between each Original Investor and the Current Holder. Also on the Effective Date, and immediately following the Current Holder’s purchase of the Original Bridge Notes, we entered into an Amended and Restated Note Purchase Agreement with the Current Holder pursuant to which all of the Original Bridge Notes were automatically deemed null and void. In addition, the Company issued to the Current Holder a new convertible promissory note, which was subsequently amended and restated (the “New 12% Convertible Note”), in the original principal amount of $1,002,800, which amount reflected the outstanding principal amount and unpaid accrued interest due under the Original Bridge Notes on the Effective Date. The New 12% Convertible Note was unsecured and accrued interest at the rate of 12% per annum and was to mature on June 2, 2014 (the “Maturity Date”). On April 4, 2014, the Company entered into a Note Conversion Agreement with the Current Holder pursuant to which the Current Holder agreed to convert $1,223,795 in principal and interest due thereunder, as calculated through the Maturity Date, into 6,526,908 shares of common stock based on a conversion price of $0.1875 per share.

In February 2013, we entered into promissory notes (the “February Notes”) with each of Steven Leber, the Company’s Chairman and Co-Chief Executive Officer, Joseph Bernstein, the Company’s Co-Chief Executive Officer, Chief Financial Officer and Treasurer, Dr. Robert Cohen, a member of the Company’s Board of Directors, and Mel Harris, a current security holder and advisor to the Company evidencing loans made by each lender to the Company to fund operations. Each promissory note was issued in the original principal amount of $100,000. Accordingly, the Company received an aggregate of $400,000 from the lenders upon issuance of the February Notes. The February Notes are unsecured, accrue interest at a rate of 10% per annum and mature on the earlier of May 1, 2014 or the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $10,000,000. In connection with the issuance of the February Notes, the Company issued to each lender a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share.

In June 2013, we entered into demand promissory notes with each of Messrs. Leber and Harris and Dr. Cohen. Each demand promissory note was issued in the original principal amount of $25,000. Accordingly, the Company received an aggregate of $75,000 from the lenders upon issuance of these demand promissory notes. The demand promissory notes were unsecured, accrued interest at a rate of 10% per annum and were payable upon demand by the lender. In July 2013, the demand promissory notes were repaid in full upon demand of the lenders.

In January 2014, we entered into demand promissory notes with each of Messrs. Leber, Lazarus and Harris. Each demand promissory note was issued in the original principal amount of $25,000. Accordingly, the Company received an aggregate of $75,000 from the lenders upon issuance of these demand promissory notes. The demand promissory notes are unsecured, accrue interest at a rate of 10% per annum and are payable upon demand by the lender.

Since January 1, 2013 and through the date of this Report, the Company has sold an aggregate of 16,020,000 shares of common stock at a price per share of $0.25 in separate private transactions with several accredited investors for an aggregate purchase price of $4,005,000. In connection with such sales, the Company issued five-year warrants to purchase an aggregate of 4,005,000 shares of common stock at an exercise price of $0.25 per share.

Outstanding Indebtedness

As discussed above, $400,000 is outstanding under the February Notes, which are due on the earlier of May 1, 2014 or the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $10,000,000. In addition, $75,000 in principal amount is outstanding under demand promissory notes.

In 2012, we also entered into promissory notes with respect to certain liabilities of GP.com LLC that we assumed in connection with the Transaction. Specifically, we entered into the following promissory notes:

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

Cash Flow

Net cash flow from operating, investing and financing activities for the periods below were as follows:

	2013	2012
Cash provided by (used in):
Operating activities	$(3,392,647)	$(4,782,332)
Investing activities	(17,163)	(337,771)
Financing activities	3,220,000	5,021,935
Net increase (decrease) in cash	(189,810)	(98,168)

Cash Used In Operating Activities

For 2013, net cash used in operating activities of $3,392,647 consisted of net loss of $9,284,616, offset by $632,626 in adjustments for depreciation and amortization expense, $4,004,521 in adjustments for equity-based compensation expense, $445,077 in adjustments for amortization of warrants related to bridge notes payable and $773,745 in cash provided by changes in working capital and other activities.

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

Cash Used In Investing Activities

For 2013, net cash used in investing activities of $17,163 consisted of $15,568 for website development and $1,595 for purchases of property and equipment. For 2012, net cash used in investing activities of $337,771 consisted of $270,482 for website and mobile application development and $67,289 for purchases of property and equipment.

Cash Provided By Financing Activities

For 2013, net cash provided by financing activities of $3,220,000 consisted of $2,920,000 in gross proceeds from various private placements and $575,000 from loans and short term advances offset by $275,000 in payments on notes payable.

For 2012, net cash provided by financing activities of $5,021,935 consisted of $2,667,629 in net proceeds from the February Private Placement, $450,000 from the issuance of the November Notes, $550,000 from the issuance of Original Bridge Notes in 2012, and $300,000 in proceeds from other short-term advances, $1,549,306 in predecessor cash that remained in the Company following the Transaction and $30,000 from the exercise of options, offset by $525,000 in payments on notes payable.

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

Based on our evaluation under the frameworks described above our management has concluded that our internal control over financial reporting was not effective as of December 31, 2013.

Remediation of Material Weaknesses

We intend to remediate the material weaknesses discussed above. While we have engaged an experienced consultant on a part-time basis late in 2013 to assist with our filings and our internal controls, as of the end of the period covered by this Report, we have not taken substantive steps in this regard. We intend to begin the process documenting internal controls and procedures in 2014. We also intend to implement procedures to ensure timely filing of our periodic financial reports filed with the SEC in the future. However, due to our size and nature, segregation of duties within our internal control system may not always be possible or economically feasible. Likewise, we may not be able to engage sufficient resources to enable us to have adequate staff and supervision within our accounting function.

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

Name	Age	Position
Steven E. Leber	73	Chairman, Co-Chief Executive Officer & Director
Joseph Bernstein	65	Co-Chief Executive Officer, Chief Financial Officer & Treasurer]
Lee Lazarus	49	Chief Operating Officer & Director
Ellen Breslau	48	Senior Vice President and Editor-In-Chief
Matthew Schwartz	41	Vice President – Administration, Chief Compliance Officer, Secretary
Dr. Robert Cohen	71	Director
Lous P. Karol	56	Director

The business background descriptions of our directors and officers are as follows:

Steven E. Leber was appointed as our Co-Chief Executive Officer and Chairman of our Board of Directors upon closing of the Transaction. Mr. Leber is also a Managing Director of GP.com LLC. He joined GP.com LLC along with Messrs. Bernstein and Schwartz in May 2010 and served as a member of the board of GP.com LLC’s predecessor from 2007 through May 2010. Mr. Leber also serves as Chairman and Chief Executive Officer of New Age Producers Group, Inc., a holding company for his investment and entertainment ventures, which he formed in 1992. From 1999 through 2004, Mr. Leber was Chairman of Music Vision, LLC, a web-based company which created and managed artist web sites for more than 100 top artists. From 1997 through 2001, Mr. Leber served as Chairman and Chief Executive Officer of The Pet Channel, Inc., a web-based company targeting the pet industry. Currently, Mr. Leber is on the Advisory Board of Brooklyn Bagel Water Company, Inc., a bagel company, and serves as a consultant to Chasin Music Group, Inc., a music app developer. Mr. Leber is best known for his reputation as one of the most innovative forces in the entertainment industry as a manager and producer. Mr. Leber co-founded Contemporary Communications Corporation (CCC)/Leber-Krebs, Inc., which was one of the world’s leading music management firms, and served as its Chairman and Chief Executive Officer from 1971 through 1995. Prior to forming CCC, Mr. Leber, began his career at the William Morris Agency where he established its music division and worked with major artists such as the Rolling Stones, Bill Cosby, Simon and Garfunkel, Diana Ross, Dionne Warwick and the Jackson Five. Mr. Leber has also been the producer of theatrical shows and live events, creating new business models with events such as the arena tour of Andrew Lloyd Weber’s “Jesus Christ Superstar,” the international smash-sensation “Beatlemania,” The Teenage Mutant Ninja Turtles “Coming Out of Their Shells” tour, the Texxas Jam Music Series, and The Concert for Bangladesh. He also brought the Moscow Circus to North America. Mr. Leber holds a B.A. in Accounting from Northeastern University. Our conclusion that Mr. Leber should serve as Chairman of our Board of Directors is based on our belief that his significant experience in various executive leadership positions and as a member of the Board of Managers of GP.com LLC and its predecessor have provided him with valuable leadership skills and knowledge of our business.

Joseph Bernstein was appointed as our Co-Chief Executive Officer, Chief Financial Officer, Treasurer and member of our Board of Directors upon closing of the Transaction. Mr. Bernstein is also a Managing Director of GP.com LLC. He joined GP.com LLC along with Messrs. Leber and Schwartz in May 2010. Mr. Bernstein started his career as a tax attorney at Cahill Gordon & Reindel (1975-1978) and Rosenman & Colin (1978-1981), and later founded Bernstein Carter & Deyo, specializing in international taxation and foreign investments in the United States. In 1981, Mr. Bernstein founded The New York Land Company and Americas Partners LLC, private real estate companies that initiated over $1 billion in office and retail development projects in New York City, including: Americas Tower, the 50-story office tower at 1177 Avenue of the Americas, world headquarters to PriceWaterhouseCoopers; The Crown Building, at the corner of Fifth Avenue and 57th Street; 40 Wall Street, a 70-story office tower; and Herald Center, a vertical retail center at Broadway and 34th Street. The company has also initiated development projects in Israel, including an entertainment city and a golf resort. From 1995 until 2004, Mr. Bernstein was a joint venture partner of the Monticello Raceway in Sullivan County, NY, which included development of a Native American and a NY State Lottery casino project. The Raceway was merged in 2004 into Empire Resorts, Inc., a public holding company of various subsidiaries engaged in the hospitality and gaming industries, where Mr. Bernstein served as CEO in 2009 and as director from August 2004 until June 2007. From 2004-2010, Mr. Bernstein served as Co-Trustee of the Catskill Litigation Trust, a publicly registered trust, with Dennis Vacco, former Attorney General of the State of New York. Mr. Bernstein is currently a director of Curator, LLC, a special opportunity fund, and Colorado, LLC, a wine in a can manufacturing company. Mr. Bernstein holds a B.A. in Economics and a B.A. in Agricultural Business Management from the University of California at Davis (1970); an M.B.A. in Finance from the University of California at Los Angeles Graduate School of Management (1971); a J.D. from the University of California at Davis School of Law (1974); and a Master of Laws Degree (L.L.M.) in Taxation from the New York University Graduate School of Law (1975). In determining that Mr. Bernstein should serve as a director of the Company, we considered the broad perspective brought by his experience in various executive positions in both public and private companies and his role as a member of the Board of Managers of GP.com LLC, which we believe have provided him with extensive leadership and operational skills and insight into our business and market.

Lee Lazarus was elected to our Board of Directors on May 30, 2012 and appointed Chief Operating Officer on October 9, 2013. Mr. Lazarus was the President of APT Technologies, a real estate technology firm, where he served in such capacity since 2006 and previously was the COO of Up Front Rentals, a privately held stadium concessions management firm. Mr. Lazarus was also an attorney with the law firm of Proskauer Rose LLP handling a wide range of private equity and M&A transactions. Mr. Lazarus received a J.D. from the Boston University School of Law in 1990 and a Bachelors of Science from Emory University in 1987. In determining that Mr. Lazarus should serve as a director of the Company, we considered his experience with growth initiatives, strategic planning and business development.

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

Matthew Schwartz was appointed as our Vice President of Administration, Chief Compliance Officer and Secretary upon closing of the Transaction. Mr. Schwartz joined GP.com LLC along with Messrs. Leber and Bernstein in May 2010. From 1995 through 2009, Mr. Schwartz worked for EMX LLC, eDoctor LLC, and Americas Tower Partners, companies affiliated with Americas Partners LLC, a privately-held venture company. Mr. Schwartz served in various capacities and from 2004 to 2010 was responsible for the group’s administrative and financial operations. Concurrently (2004 to 2010), Mr. Schwartz served as the financial administrator of the Catskill Litigation Trust, a publicly registered trust, for co-trustees Joseph Bernstein and former New York State Attorney General Dennis Vacco. During 2009, Mr. Schwartz also served as Executive Assistant to the CEO at Empire Resorts, Inc., a publically traded gaming and entertainment Company. Mr. Schwartz graduated from Hofstra University with a B.A. in Psychology in 1995.

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

Louis P. Karol was appointed to our Board of Directors on March 4, 2014. Mr. Karol is Managing Partner of Karol Hausman & Sosnik, P.C., a firm he founded in 1993, which concentrates in the practices of Estate Planning, Medicaid Planning, Estate Administration, Estate Litigation and Business Succession Planning. Mr. Karol currently sits on the boards of directors of One Liberty Properties, Inc. in Great Neck, New York, a publicly traded REIT, and Clem Snacks, Inc., a Brooklyn-based private food distribution company. Mr. Karol graduated with distinction from George Washington University in 1980 with a BBA in Accounting; from Yeshiva University in 1989 from the Benjamin Cardozo School of Law and he holds a Masters in Tax Law from the New York University School of Law. Mr. Karol is admitted as a Certified Public Accountant in Washington D.C. since 1980 and is admitted to practice in the United States Tax Court as of 1987. In determining that Mr. Karol should serve as a director of the Company, we considered his experience in various legal matters.

Family Relationships

There are no family relationships among any of our officers or directors.

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

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to determine whether our directors are independent. The Board of Directors has determined that Dr. Cohen and Mr. Karol qualify as “independent” in accordance with the published listing requirements of The NASDAQ Stock Market.

Board Committees

We do not currently have a separately designated audit, nominating or compensation committee. We intend, however, to establish such committees in the future. We do not have an audit committee financial expert serving on our Board of Directors.

Code of Ethics

The former members of our Board of Directors adopted a Code of Ethics applicable to our principal executive officer, principal financial officer, controller and other employees performing similar functions. Although our newly appointed executive officers are subject to this Code of Ethics, the currently appointed members of our Board of Directors intend to adopt of new Code of Ethics. However, no formal steps have been taken by the Board of Directors in this regard.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the Reporting Persons, to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met for 2013, except that, due to administrative oversights, required Form 4 reports were not filed on a timely basis on behalf of the following persons: Ellen Breslau (1 transaction), Jeffrey Mahl (our former President) (1 transaction) and Matthew Schwartz (2 transactions).

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded during 2013 and 2012 to our co-chief executive officers and our next two most highly compensated executive officers whose total compensation exceeded $100,000, respectively, in 2013 (collectively, our “named executive officers”).

Name and Principal Position	Fiscal Year	Salary ($)		Option Awards ($) (1)		All Other Compensation ($)		Total ($)

Steven E. Leber	2013	$225,000	(2)	$137,700	(3)	$–		$362,700
Co-Chief Executive Officer, Chairman	2012	181,875		561,300		–		743,175

Joseph Bernstein	2013	225,000	(4)	137,700	(5)	–		362,700
Co-Chief Executive Officer,	2012	181,875		561,300		–		743,175
Chief Financial Officer and Treasurer

Lee Lazarus (6)	2013	146,250	(7)	657,120	(8)	6,250	(9)	809,620
Chief Operating Officer

Ellen Breslau	2013	185,000		68,780	(10)	–		253,780
Senior Vice President and Editor-in-Chief	2012	130,271		160,155		–		290,426

(1)	The amounts reported in this column reflect the aggregate grant date fair value of equity awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). The amounts in this column reflect options and warrants awarded solely as compensation for such person’s services to the Company and therefore do not include any equity securities issued in connection with a financing or otherwise. The calculation of these amounts disregards the estimate of forfeitures related to time-based vesting conditions. The amounts in this column do not reflect compensation actually received by such person. The actual value, if any, that such person may realize from an option or warrant is contingent upon the satisfaction of the conditions to vesting, if any, and upon the excess of the stock price over the exercise price on the date the option or warrant is exercised, if at all. Thus, there is no assurance that the value, if any, eventually realized by such person will correspond to the amount shown. The Company uses the Black-Scholes option-pricing model with the following assumptions: (a) risk-free interest rate: 0.34-1.75% per annum, (ii) expected life (years) 2-10, (iii) expected volatility 155-213%, and (iv) dividend yield 0.00%.
(2)	Includes $110,625, the payment of which Mr. Leber agreed to defer on an interest-free basis. There is not any written agreement as to when such amount will be paid.
(3)	The amount reported includes the aggregate grant date fair value of warrants to purchase shares of common stock awarded to Mr. Leber in June 2013 for services to the Company and the incremental fair value of certain stock options previously awarded to Mr. Leber that were re-priced in October 2013, computed as of the re-pricing date in accordance with ASC 718.
(4)	Includes $195,625, the payment of which Mr. Bernstein agreed to defer on an interest-free basis. There is not any written agreement as to when such amount will be paid.
(5)	The amount reported includes the aggregate grant date fair value of warrants to purchase shares of common stock awarded to Mr. Bernstein in June 2013 for services to the Company and the incremental fair value of certain stock options previously awarded to Mr. Bernstein that were re-priced in October 2013, computed as of the re-pricing date in accordance with ASC 718.
(6)	Mr. Lazarus was appointed as a director on May 30, 2012 and as our Chief Operating Officer on December 9, 2013.
(7)	Includes $97,500 for the period commencing April 1, 2013 through September 30, 2013, the payment of which Mr. Lazarus agreed to defer on an interest-free basis. Pursuant to the terms of his employment agreement, the Company agreed to repay the deferred amount at such time (and in the same percentage increments, if applicable) as payments of similar deferred amounts are made to other senior management members. In addition, the amount reported includes the payment of salary to Mr. Lazarus commencing on October 1, 2013.
(8)	In addition to the aggregate grant date fair value of options to purchase common stock awarded to Mr. Lazarus in 2013, the amount reported includes the aggregate grant date fair value of warrants to purchase shares of common stock issued to Mr. Lazarus in June 2013 for services to the Company and the incremental fair value of certain stock options previously awarded to Mr. Lazarus that were re-priced in October 2013, computed as of the re-pricing date in accordance with ASC 718.
(9)	Reflects total compensation earned by Mr. Lazarus as a director, which consisted solely of a cash fee. Mr. Lazarus agreed to defer the payment of such amount on an interest-free basis. There is not any agreement as to when such amount will be paid. Although Mr. Lazarus continues to serve as a director, Mr. Lazarus ceased being entitled to receive compensation as a director as of April 2013.

(10)	In addition to the aggregate grant date fair value of options to purchase common stock awarded to Ms. Breslau in 2013, the amount reported includes the incremental fair value of certain stock options previously awarded to Ms. Breslau that were re-priced in October 2013, computed as of the re-pricing date in accordance with ASC 718.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information about unexercised equity awards held by each of our named executive officers as of December 31, 2013. The amounts in the following table reflect equity awards granted as compensation for such person’s services to the Company as an executive officer or director and therefore do not include any equity securities issued in connection with a financing or otherwise. None of our named executive officers held any restricted stock awards as of December 31, 2013.

	Option Awards
	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised
	Options		Options	Option		Option
	(#)		(#)	Exercise		Expiration
Name	Exercisable		Unexercisable	Price		Date
				($)
Steven E. Leber	581,250		418,750	0.25	(1)	2/24/2022
	1,000,000	(2)	–	0.25		6/20/2018
Joseph Bernstein	581,250		418,750	0.25	(1)	2/24/2022
	1,000,000	(2)	–	0.25		6/20/2018
Ellen Breslau	87,500		62,500	0.25	(1)	4/3/2022
	20,688		29,312	0.25	(1)	9/13/2022
	33,000		67,000	0.30		12/19/2022
	0		500,000	0.25		6/20/2023
Lee Lazarus	58,125		41,875	0.25	(1)	5/30/2022
	1,000,000	(2)	–	0.25		6/20/2018
	291,667		458,333	0.13		12/9/2023
	1,263,889		1,986,111	0.13		12/9/2023

(1)	On October 13, 2013, the Board of Directors agreed to reduce the option exercise price to $0.25 per share.
(2)	Represents an immediately exercisable warrant issued to the recipient as compensation for services to the Company.

Summary of Employment Arrangements

The following sets forth a summary of the employment arrangements we have entered into with each of our named executive officers. The employment agreements with Messrs. Leber and Bernstein terminated as of February 23, 2013. However, such named executive officers continue to provide services to the Company on an at-will basis.

Steven E. Leber

Until February 23, 2013, Steven E. Leber, our Chairman, Co-Chief Executive Officer and member of our Board of Directors, was employed pursuant to the terms of an employment agreement which provided for, among other things, an annual base salary of $225,000. The employment agreement also provided that Mr. Leber would be entitled to participate in any bonus, incentive, pension or profit sharing plan or other type of additional benefits provided by the Company for the benefit of officers and/or regular employees. Since February 23, 2013, Mr. Leber has continued to serve as our Chairman, Co-Chief Executive Officer and member of our Board of Directors. He has been entitled to receive an annual salary of $225,000. Commencing February 23, 2013, Mr. Leber agreed to partly defer payment of his annual salary on an interest-free basis. There has not been any agreement on the timing of the payment of the amounts so deferred. As of December 31, 2013, the total amount deferred was $110,625.

In February 2012, pursuant to the terms of the employment agreement, Mr. Leber was granted non-qualified stock options to purchase 1,000,000 shares of common stock under the Original 2012 Plan. The options are exercisable for a period of ten (10) years from the date of grant. Thirty-three percent (33%) of such options vested and became exercisable on the first anniversary of the date of grant. The remaining portion of such options vest and become exercisable in eight (8) equal quarterly installments thereafter. As of December 31, 2013, such options have become vested and exercisable with respect to a total of 581,250 shares. The exercise price of the options was $0.60 per share until October 13, 2013 when the Board of Directors agreed to reduce the exercise price to $0.25 per share.

In June 2013, Mr. Leber was awarded a warrant to purchase 1,000,000 shares of common stock with an exercise price of $0.25 per share as compensation for services to the Company. The warrant was fully vested and exercisable upon issuance and has a five (5) year term.

In addition to the above mentioned issuances, on February 26, 2013 Mr. Leber was issued a warrant to purchase 100,000 shares of common stock in connection with a loan by Mr. Leber to the Company of $100,000 pursuant to a promissory note bearing interest at the rate of ten percent (10%) per annum and maturing at the earlier of March 1, 2014 or the closing of a transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $10,000,000. Additionally, Mr. Leber was issued a warrant to purchase 380,000 shares of common stock in connection with the Guarantee Indemnification Agreement Mr. Leber entered into in December 2012. Each of the warrants discussed above had an initial exercise price of $0.50 per share, each vested immediately and each has a five (5) year term. On October 13, 2013, the Board of Directors agreed to reduce the exercise price for both warrants to $0.25 per share. Neither of the warrants discussed above were issued as compensation for services to the Company.

Pursuant to the terms of the employment agreement with Mr. Leber that expired on February 23, 2013 and has not since been renewed, Mr. Leber is bound by customary confidentiality provisions. The agreement also provides that Mr. Leber will be subject to noncompetition and nonsolicitation covenants for a period of one (1) year following the termination of his employment and contains a mandatory arbitration provision.

Joseph Bernstein

Until February 23, 2013, Mr. Bernstein, our Co-Chief Executive Officer, Chief Financial Officer and Treasurer and member of our Board of Directors, was employed pursuant to the terms of an employment agreement which provided for, among other things, an annual base salary of $225,000. The employment agreement also provided that Mr. Bernstein would be entitled to participate in any bonus, incentive, pension or profit sharing plan or other type of additional benefits provided by the Company for the benefit of officers and/or regular employees. Since February 23, 2013, Mr. Bernstein has continued to serve as our Co-Chief Executive Officer, Chief Financial Officer and Treasurer and member of our Board of Directors. He has been entitled to receive an annual salary of $225,000. Commencing February 23, 2013, Mr. Bernstein agreed to partly defer payment of his annual salary on an interest-free basis. There has not been any agreement on the timing of the payment of the amounts so deferred. As of December 31, 2013, the total amount deferred was $195,625.

In February 2012, pursuant to the terms of the employment agreement, Mr. Bernstein was granted non-qualified stock options to purchase 1,000,000 shares of common stock under the Original 2012 Plan. The options are exercisable for a period of ten (10) years from the date of grant. Thirty-three percent (33%) of such options vested and became exercisable on the first anniversary of the date of grant. The remaining portion of such options vest and become exercisable in eight (8) equal quarterly installments thereafter. As of December 31, 2013, such options have become vested and exercisable with respect to a total of 581,250 shares. The exercise price of the options was $0.60 per share until October 13, 2013 when the Board of Directors agreed to reduce the exercise price to $0.25 per share.

In June 2013, Mr. Bernstein was awarded a warrant to purchase 1,000,000 shares of common stock with an exercise price of $0.25 per share as compensation for services to the Company. The warrant was fully vested and exercisable upon issuance and has a five (5) year term.

In addition to the above mentioned issuances, on February 26, 2013 Mr. Bernstein was issued a warrant to purchase 100,000 shares of common stock in connection with a loan by Mr. Bernstein to the Company of $100,000 pursuant to a promissory note bearing interest at the rate of ten percent (10%) per annum and maturing at the earlier of March 1, 2014 or the closing of a transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $10,000,000. The warrant is held by Bernstein-Nasser Investors, LLC, a limited liability company of which Mr. Bernstein is the sole manager. Additionally, Mr. Bernstein was issued a warrant to purchase 380,000 shares of common stock in connection with the Guarantee Indemnification Agreement Mr. Bernstein entered into in December 2012. Each of the warrants discussed above had an initial exercise price of $0.50 per share, each vested immediately and each has a five (5) year term. On October 13, 2013, the Board of Directors agreed to reduce the exercise price for both warrants to $0.25 per share. Neither of the warrants discussed above were issued as compensation for services to the Company.

Pursuant to the terms of an employment agreement with Mr. Bernstein that expired on February 23, 2013 and has not since been renewed, Mr. Bernstein is bound by customary confidentiality provisions. The agreement provides that Mr. Bernstein will be subject to noncompetition and nonsolicitation covenants for a period of one (1) year following the termination of his employment and contains a mandatory arbitration provision.

Lee Lazarus

On December 9, 2013, we entered into an employment agreement with Lee Lazarus, our Chief Operating Officer and member of our Board of Directors. The agreement provides for an annual base salary of $195,000 (with annual five percent (5%) increases) and further provides that Mr. Lazarus’s base salary will be no less than the third highest base salary of all Company employees and no less than fifty percent (50%) of the base salary of the Company’s Chief Executive Officer(s). Commencing in April 2013 and prior to the execution of the employment agreement, Mr. Lazarus provided services to the Company on at-will basis. Mr. Lazarus agreed to defer $97,500 of unpaid salary earned through September 30, 2013 on an interest-free basis until such time (and in the same percentage increments, if applicable) as the Company makes similar payments for salary owed to other members of senior management. As of December 31, 2013, no payments of such deferred amount have been made to Mr. Lazarus. On October 1, 2013, the Company commenced paying Mr. Lazarus his salary in accordance with the Company’s normal payroll practices. Such payments totaled $48,750 for 2013.

Pursuant to the terms of the employment agreement, Mr. Lazarus was granted options to purchase 4,000,000 shares of common stock, of which 750,000 shares were granted as incentive stock options pursuant to the Original 2012 Plan and 3,250,000 shares were granted pursuant to a separate option grant letter dated December 9, 2013. The options are exercisable for a period of ten (10) years from the date of grant and vest and become exercisable in equal monthly installments over a three-year period commencing as of November 15, 2012. As of December 31, 2013, such options have become vested and exercisable with respect to an aggregate of 1,555,556 shares of common stock. The exercise price of the options is $0.13 per share.

On May 30, 2012, Mr. Lazarus was granted options to purchase 100,000 shares of common stock. Thirty-three percent (33%) of such options vested and became exercisable on February 27, 2013. The remaining portion of such options vest and become exercisable in eight (8) equal quarterly installments thereafter. As of December 31, 2013, such options have become vested and exercisable with respect to a total of 58,125 shares. The options were exercisable at a price per share of $0.60 until October 13, 2013, when the exercise price was reduced to $0.25 per share.

On June 20, 2013, Mr. Lazarus was awarded a warrant to purchase 1,000,000 shares of common stock with an exercise price of $0.25 per share as compensation for services to the Company. The warrant was fully vested and exercisable upon issuance and has a five (5) year term.

Under the employment agreement, Mr. Lazarus is also entitled to participate in any bonus, incentive, pension or profit sharing plan or other type of additional benefits provided by the Company for the benefit of officers and/or regular employees.

The employment agreement expires on December 9, 2016 but will automatically renew (on the same terms which shall include a new equity grant on equivalent terms as described above) for up to two (2) additional three-year terms unless the Company or Mr. Lazarus provides written notice to the other electing not to renew the agreement no later than ninety (90) days prior to the end of the then effective term.

We may terminate Mr. Lazarus’s employment at any time for “cause.” The agreement provides that “cause” shall mean the occurrence of any of the following: (i) Mr. Lazarus has committed willful misconduct or been grossly negligent in performing his material obligations owed to the Company in the employment agreement or (ii) Mr. Lazarus is convicted of a criminal act of moral turpitude. The Company may terminate the employment agreement for cause upon thirty (30) days’ prior written notice to Mr. Lazarus detailing the events that the Company believes constitutes cause. Mr. Lazarus may terminate his employment at any time by providing at least thirty (30) days’ prior written notice to the Company. In the event we terminate Mr. Lazarus’s employment for “cause,” the agreement provides that we are required to pay Mr. Lazarus only at the then applicable base salary rate and certain other accrued bonuses or benefits, in each case, up to and including the date of termination, as well as reimbursement for expenses.

In the event we terminate Mr. Lazarus’s employment without “cause” or Mr. Lazarus terminates his employment for “good reason,” the employment agreement provides that we are required to pay to Mr. Lazarus on or not more than thirty (30) days after the date of termination: (i) Mr. Lazarus’s unpaid salary and vacation amounts through the end of the term of the agreement, (ii) a lump sum cash payment equivalent to Mr. Lazarus’s annual salary, (iii) a lump sum cash payment equivalent to any awarded but unpaid bonuses and (iv) COBRA payments for one (1) year. In addition, to the extent not already vested, all warrants and options provided to Mr. Lazarus shall vest and options shall remain outstanding for three (3) years or, if earlier, until the originally scheduled expiration date.

The agreement provides that “good reason” shall mean the occurrence of any of the following events: (i) Mr. Lazarus no longer reports directly to the Chief Executive Officer, (ii) there has been a diminution in Mr. Lazarus’s title, powers, duties, or responsibilities, (iii) Mr. Lazarus no longer holds the position of Chief Operating Officer, (iv) the Company’s material breach of any provision of the employment agreement, (v) the Company fails to pay or make any payment, award, or grant provided for in the employment agreement, (vi) the Company gives notice of its intention not to renew the employment agreement or (vii) the Company relocates Mr. Lazarus’s place of work outside of twenty five (25) miles from midtown Manhattan. “Good reason” shall not exist unless Mr. Lazarus provides notice in writing to the Company of the existence of a condition described above within a period not to exceed ninety (90) days of the initial existence of the condition, upon the notice of which the Company does not remedy the condition within thirty (30) days of receipt of such notice (if susceptible to cure) and Mr. Lazarus actually terminates his employment within two (2) years of the occurrence of such condition.

In the event the Company is acquired, or is the non-surviving party in a merger, or sells all or substantially all of its assets or sells more than forty percent (40%) of the outstanding shares of common stock of the Company in one (1) or a series of transactions, the Company agrees to make a lump sum payment to Mr. Lazarus in the amount of $400,000 on the closing date and all unvested options held by Mr. Lazarus shall immediately vest and become exercisable.

The agreement contains customary confidentiality provisions and provides that, in the event we terminate Mr. Lazarus’s employment for “cause” or Mr. Lazarus terminates his employment without “good reason,” Mr. Lazarus will be subject to noncompetition and nonsolicitation covenants for a period of one (1) year following the termination of his employment. The agreement also contains a mandatory arbitration provision.

Ellen Breslau

On April 3, 2012, we entered into an employment agreement with Ellen Breslau, our Senior Vice President and Editor-in-Chief. The agreement provides for an annual base salary of $185,000. Pursuant to the terms of the agreement, Ms. Breslau was also granted non-qualified stock options to purchase 250,000 shares of common stock under the Original 2012 Plan. The options are exercisable for a period of ten (10) years from the date of grant. The options became vested and exercisable with respect to 50,000 shares on the first anniversary of the date of grant. The remaining portion of the options vest and become exercisable in sixteen (16) equal quarterly installments thereafter. As of December 31, 2013, such options have become vested and exercisable with respect to a total of 75,000 shares. The exercise price of the options was $0.48 per share until October 13, 2013 when the Board of Directors agreed to reduce the exercise price to $0.25 per share. Under the employment agreement, Ms. Breslau is also entitled to participate in any bonus, incentive, pension or profit sharing plan or other type of additional benefits provided by the Company for the benefit of officers and/or regular employees. The agreement expires on April 3, 2018.

On September 13, 2012, Ms. Breslau was granted options to purchase an additional 50,000 shares of common stock. Thirty-three percent (33%) of such options vested and became exercisable on the first anniversary of the date of grant. The remaining portion of such options vest and become exercisable in eight (8) equal quarterly installments thereafter. As of December 31, 2013, such options have become vested and exercisable with respect to a total of 20,688 shares. The exercise price of the options was $0.60 per share until October 13, 2013 when the Board of Directors agreed to reduce the exercise price to $0.25 per share.

On December 19, 2012, Ms. Breslau was granted options to purchase an additional 100,000 shares of common stock. Thirty-three percent (33%) of such options vested and became exercisable on the first anniversary of the date of grant. The remaining portion of such options vest and become exercisable in eight (8) equal quarterly installments thereafter. As of December 31, 2013, such options have become vested and exercisable with respect to a total of 33,000 shares. The options were exercisable at a price per share of $0.60 until October 13, 2013, when the exercise price was reduced to $0.25 per share.

On June 20, 2013, Ms. Breslau was granted options to purchase an additional 500,000 shares of common stock at an exercise price of $0.25 per share. Thirty-three percent (33%) of such options vest and become exercisable on the first anniversary of the date of grant and the remaining portion of such options vest and become exercisable in eight (8) equal quarterly installments thereafter. As of December 31, 2013 none of such options have become vested and exercisable.

We may terminate Ms. Breslau’s employment at any time for “cause.” The agreement provides that “cause” shall mean the occurrence of any of the following: (i) Ms. Breslau’s failure to follow reasonable directives of the Company, (ii) Ms. Breslau’s failure to report to work on a reasonable basis, (iii) theft, embezzlement, fraud or misappropriation of funds by Ms. Breslau, (iv) any indictment brought against Ms. Breslau for a felony or (v) Ms. Breslau’s engagement in willful gross misconduct or willful gross neglect in carrying out her duties resulting, in either case, in material economic harm to the Company; provided, however, that Ms. Breslau shall have ten (10) days, after receiving written notice from the Company specifying in reasonable detail any grounds for termination of her employment for cause, to cure the same (to the extent cure is possible).

Ms. Breslau may terminate her employment at any time for “good reason.” The agreement provides that “good reason” shall mean the occurrence, without Ms. Breslau’s prior written consent, of either of the following events: (i) a substantial or unreasonable diminution of her duties; provided, however, that the Company shall have ten (10) days, after receiving written notice from Ms. Breslau specifying in reasonable detail any grounds for termination of her employment for good reason, to cure the same (to the extent cure is possible) or (ii) the relocation of Ms. Breslau more than twenty-five (25) miles from her current residence.

In addition, the Company or Ms. Breslau may terminate the agreement for any reason whatsoever upon not less than ninety (90) days’ prior written notice to the other party.

In the event we terminate Ms. Breslau’s employment for “cause” or Ms. Breslau terminates her employment other than for “good reason,” the agreement provides that we are required to pay Ms. Breslau an amount equal to the sum of (i) the pro-rata portion of her then applicable base salary earned, but unpaid, as of the date of termination and (ii) certain accrued amounts due under the agreement.

In the event we terminate Ms. Breslau’s employment without “cause” or Ms. Breslau terminates her employment for “good reason,” or Ms. Breslau’s employment terminates due to her death, the agreement provides that we are required to pay Ms. Breslau an amount equal to the sum of (i) the pro-rata portion of her then applicable base salary for a period of six (6) months, (ii) her accrued but unused vacation days as of the date of termination and (iii) certain accrued amounts due under the agreement.

The agreement contains customary confidentiality provisions and provides that Ms. Breslau will be subject to noncompetition and nonsolicitation covenants for a period of six (6) months following the termination of her employment. The agreement also contains a mandatory arbitration provision.

Directors Compensation

The following table summarizes compensation paid to our non-employee directors in 2013.

Name	Fees Earned or Paid in Cash		Option Awards		Total
	($)		($)(1)(2)		($)
Dr. Robert Cohen	25,000	(3)	137,700	(4)	162,700
Jeremy Office	411	(5)	50	(6)	461

(1)	As of the end of 2013, the directors listed in the Director Compensation Table held the following aggregate number of stock options and warrants awarded for service to the Company: Dr. Cohen held options to purchase an aggregate of 1,000,000 shares of common stock and warrants to purchase an aggregate of 1,000,000 shares of common stock and Mr. Office held options to purchase an aggregate of 250,000 shares of common stock.
(2)	The amounts reported in this column reflect the aggregate grant date fair value of equity awards calculated in accordance with ASC 718. The amounts in this column reflect equity awards granted as compensation for such person’s services to the Company and therefore do not include any equity securities issued in connection with a financing or otherwise. The calculation of these amounts disregards the estimate of forfeitures related to time-based vesting conditions. The amounts in this column do not reflect compensation actually received by such person. The actual value, if any, that such person may realize from an option is contingent upon the satisfaction of the conditions to vesting, if any, and upon the excess of the stock price over the exercise price on the date the option is exercised, if at all. Thus, there is no assurance that the value, if any, eventually realized by such person will correspond to the amount shown. The Company uses the Black-Scholes option-pricing model with the following assumptions: (a) risk-free interest rate: 0.34-1.75% per annum, (ii) expected life (years) 2-10, (iii) expected volatility 155-213%, and (iv) dividend yield 0.00%.
(3)	Dr. Cohen has agreed to defer the payment of such amount on an interest-free basis. There is not any agreement as to when such amount will be paid.
(4)	The amount reported includes the aggregate grant date fair value of warrants to purchase shares of common stock issued to Dr. Cohen in June 2013 for services to the Company and the incremental fair value of certain stock options previously awarded to Dr. Cohen that were re-priced in October 2013, computed as of the re-pricing date in accordance with ASC 718.
(5)	Mr. Office resigned as a director on January 6, 2013. Accordingly, the amount reported represents a prorated fee for serving as director from January 1, 2013 through January 6, 2013, the payment of which Mr. Office agreed to defer on an interest-free basis. There is not any agreement as to when such amount will be paid.
(6)	The amount reported includes the incremental fair value of certain stock options previously awarded to Mr. Office that were re-priced in October 2013, computed as of the re-pricing date in accordance with ASC 718.

Equity Incentive Plans

The Amended and Restated Grandparents.com, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) permits the Company to make awards of stock options or grants of restricted stock to its employees, directors, officers, consultants, agents, advisors and independent contractors. A maximum of 25,000,000 shares of common stock are available for issuance under the 2012 Plan, of which 9,235,000 shares are subject to outstanding awards as of March 30, 2014.

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

Effective at closing of the Transaction on February 23, 2012, we terminated our 2005 Stock Incentive Plan, except that all outstanding options will continue in accordance with their terms. As of the Closing Date, there are outstanding stock options for 300,000 shares under the 2005 Stock Incentive Plan and these options vested and became fully exercisable immediately prior to the closing of the Transaction.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding shares of our common stock beneficially owned as of March 30, 2014, for (i) each named executive officer and each director, (ii) all current executive officers and directors as a group and (iii) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding shares of our common stock. A person is considered to beneficially own any shares of common stock over which such person, directly or indirectly, exercises sole or shared voting or investment power, or of which such person has the right to acquire beneficial ownership at any time within sixty (60) days. For purposes of computing the percentage of shares of common stock beneficially owned by each person or group of persons named above, any shares that such person or group of persons has the right to acquire within sixty (60) days of March 30, 2014 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for directors and executive officers will be exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

	Number of Shares of Common Stock Beneficially Owned		Percent of Shares of Common Stock Beneficially Owned (1)
Named Executive Officers and Directors:
Steven E. Leber (2)	55,169,522	(3)	52.8%
Joseph Bernstein (2)	55,169,522	(3)	52.8%
Dr. Robert Cohen (2)	55,029,522	(4)	52.7%
Louis P. Karol	60,000		*
Lee Lazarus	3,177,611	(5)	3.0%
Ellen Breslau	166,250	(6)	*
Directors and Executive Officers as a Group (7 persons) (2)	63,210,891	(7)	58.3%

Other 5% Stockholders: (8)
GP.com Holding Company, LLC (2)	52,940,772		51.1%
Mel Harris	8,103,375	(9)	7.8%

*	Less than 1%
(1)	Based on 103,646,804 shares of common stock issued and outstanding as of March 30, 2014.
(2)	The board of managers of GP.com Holding Company, LLC (“GP.com LLC”) has voting and investment power with respect to securities owned by GP.com LLC. In order to take any action, the approval of a majority of the members of the board of managers is required. Messrs. Leber and Bernstein and Dr. Cohen serve as the only members of the GP.com LLC board of managers. As a result, Messrs. Leber and Bernstein and Dr. Cohen may be deemed to have shared voting and investment power with respect to securities owned by GP.com LLC.
(3)	Includes (i) 52,940,772 shares of common stock held by GP.com LLC, (ii) 665,000 shares of common stock underlying options that have vested as of March 30, 2014, (iii) 83,750 shares of common stock underlying options that will vest within sixty (60) days of March 30, 2014 and (iv) an aggregate of 1,480,000 shares of common stock underlying warrants that are presently exercisable.
(4)	Includes (i) 52,940,772 shares of common stock held by GP.com LLC, (ii) 665,000 shares of common stock underlying options that have vested as of March 30, 2014, (iii) 83,750 shares of common stock underlying options that will vest within sixty (60) days of March 30, 2014 and (iv) an aggregate of 1,340,000 shares of common stock underlying warrants that are presently exercisable.
(5)	Includes (i) 1,955,389 shares of common stock underlying options that have vested as of March 30, 2014, (ii) 222,222 shares of common stock underlying options that will vest within sixty (60) days of March 30, 2014 and (iii) an aggregate of 3,177,611 shares of common stock underlying warrants that are presently exercisable.
(6)	Includes (i) 153,750 shares of common stock underlying options that have vested as of March 30, 2014 and (ii) 12,500 shares of common stock underlying options that will vest within sixty (60) days of March 30, 2014.
(7)	Includes (i) 52,940,772 shares of common stock held by GP.com LLC, (ii) 107,477 shares of common stock held by Matthew Schwartz, our Vice President of Compliance and Secretary, (iii) an aggregate of 4,259,920 shares of common stock underlying options that have vested as of March 30, 2014, (iv) 502,722 shares of common stock underlying options that will vest within sixty (60) days of March 30, 2014 and (v) an aggregate of 5,400,000 shares of common stock underlying warrants that are presently exercisable.

(8)	Does not include the contemplated issuance of a warrant to Starr Indemnity & Liability Company to acquire up to 25% of the outstanding equity of the Company based on the number of shares of the Company’s common stock outstanding as of January 8, 2013. Such warrant has not yet been issued.
(9)	Includes (i) 274,000 shares of common stock owned by Mr. Harris’s spouse, (ii) 2,105,000 shares of common stock owned by Mr. Harris, (iii) 332,500 shares of common stock underlying options that have vested as of March 30, 2014, (iv) 41,875 shares of common stock underlying options that will vest within sixty (60) days of March 30, 2014 and (v) an aggregate of 5,350,000 shares of common stock underlying warrants that are presently exercisable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Messrs. Leber and Bernstein each entered into a personal guaranty in favor of the landlord under our office lease. As of January 1, 2013, the remaining term of the lease was 33 months and the aggregate amount of all lease payments due under the lease after such date was approximately $491,397.

In February 2012, the Company entered into (i) the Leber Note in the principal amount of $78,543 with Mr. Leber; (ii) the Bernstein Note in the principal amount of $78,543 with Mr. Bernstein; (iii) the Meadows Note in the principal amount of $308,914 with Meadows, an entity controlled by Dr. Cohen; and (iv) the LBG Note in the principal amount of $612,500 with LBG, an entity controlled by Messrs. Leber and Bernstein. Payment of the foregoing notes is guaranteed by GP.com LLC, an entity controlled by Messrs. Leber and Bernstein and Dr. Cohen. In addition, payment of the Meadows Note is guaranteed by Messrs. Leber and Bernstein. The Meadows Note is secured by a first priority security interest in the assets of GP.com LLC. The foregoing notes reflect our assumption of such liabilities of GP.com LLC in connection with the Transaction.

In November 2012, we borrowed an aggregate of $450,000 from two individuals. Of such amount, $200,000 was borrowed from Mel Harris, a beneficial owner of more than 5% of our common stock. Payment of these notes was guaranteed by Messrs. Leber and Bernstein. The first note was repaid in 2012 and Mr. Harris’s note was repaid in November 2013. Upon repayment of the notes, the associated guarantees were terminated.

In December 2012, January 2013 and February 2013, we issued $950,000 in principal amount of bridge notes in a private placement. Payment of these bridge notes was guaranteed by Messrs. Leber and Bernstein and Dr. Cohen (the “Original Guaranty”). In May 2013, in connection with the cancellation of such notes pursuant to an amended and restated note purchase agreement, such guarantees were terminated.

In December 2012, the Company and Messrs. Leber and Bernstein and Dr. Cohen entered into an agreement pursuant to which the Company agreed to indemnify each of the foregoing for any losses incurred by them in connection with the Original Guaranty. Pursuant to this agreement, Messrs. Leber and Bernstein each received a five-year warrant to purchase 380,000 shares of our common stock and Dr. Cohen received a five-year warrant to purchase 240,000 shares of our common stock. The exercise price of each warrant is $0.50 per share.

In February 2013, we borrowed $100,000 from each of Messrs. Leber, Bernstein and Harris and Dr. Cohen. In connection with this transaction, Messrs. Leber, Bernstein and Harris and Dr. Cohen each received a five-year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share.

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

Effective as of February 23, 2012, the closing date of the Transaction, the Board approved the engagement of Daszkal Bolton LLP (“Daszkal”) and dismissal of PMB Helin Donovan, LLP (“PMBHD”) as our independent registered public accounting firm. The following table shows the fees accrued or paid to our independent registered public accounting firms for the fiscal years ended December 31, 2013 and 2012:

		2012
	2013	Daszkal (1)	PMBHD (2)
Audit Fees (3)	$86,178	$97,110	$6,750
Audit-Related Fees (4)	-	28,203	-
Tax Fees (5)	12,960	25,030	-
All Other Fees	-	-	-
Total	$99,138	$150,343	$6,750

(1)	Reflects payments to Daszkal from February 23, 2012, the date on which Daszkal was appointed as our independent registered public accounting firm, through December 31, 2012.
(2)	Reflects payments to PMBHD from January 1, 2012 through February 23, 2012, the date on which PMBHD was dismissed as our independent registered public accounting firm.
(3)	Reflects fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements included in our Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings.
(4)	Reflects fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.
(5)	Reflects fees for tax compliance, tax advice and tax planning services, including preparation of tax returns.

We do not have an audit committee. As a result, our Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements—See the Index to Consolidated Financial Statements on page F-1.

2.	Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

(b) The exhibits listed below are included with this Report or incorporated herein by reference:

Certain of the exhibits listed below contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties (i) may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements, (ii) may apply standards of materiality that differ from those of a reasonable investor and (iii) may have been made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

			Incorporated by Reference
Exhibit Number	Description	Filed/ Furnished Herewith	Form	File Number	Filing Date	Exhibit Number
3.1	Third Amended and Restated Certificate of Incorporation of Grandparents.com, Inc.		8-K	000-21537	March 10, 2014	3.3
3.2	Second Amended and Restated Bylaws of Grandparents.com, Inc.		8-K	000-21537	February 27, 2012	3.4
10.1	Warrant issued to Grandparents.com LLC		8-K	000-21537	February 27, 2012	4.1
10.2	Advisory Warrant issued to John Thomas Financial, Inc.		8-K	000-21537	February 27, 2012	4.2
10.3	Placement Agent Warrant issued to John Thomas Financial, Inc.		8-K	000-21537	February 27, 2012	4.3
10.4	Amended and Restated Promissory Note in favor of Steven E. Leber +		8-K	000-21537	February 27, 2012	10.9
10.5	Amended and Restated Promissory Note in favor of Joseph Bernstein +		8-K	000-21537	February 27, 2012	10.10
10.6	Amended and Restated Promissory Note in favor of Meadows Capital, LLC +		8-K	000-21537	February 27, 2012	10.11
10.7	Amended and Restated Promissory Note in favor of Leber-Bernstein Group, LLC +		8-K	000-21537	February 27, 2012	10.12
10.8	Promissory Note in favor of Vanessa de Oliveira		10-Q	000-21537	November 21, 2012	10.1
10.9	Joint and Several Guaranty of Payment by Steven Leber and Joseph Bernstein in favor of Vanessa de Oliveira (8) +		10-Q	000-21537	November 21, 2012	10.3
10.10	Contribution and Indemnification Agreement by and among the Company, Steven Leber and Joseph Bernstein regarding the Oliveira Note (10) +		10-Q	000-21537	November 21, 2012	10.5
10.11	Promissory Note in favor of Mel Harris		10-Q	000-21537	November 21, 2012	10.2
10.12	Amended and Restated Promissory Note in favor of Mel Harris		8-K	000-21537	February 1, 2013	10.1
10.13	Second Amended and Restated Promissory in favor of Mel Harris		10-K	000-21537	April 16, 2013	10.22
10.14	Third Amended and Restated Promissory Note in favor of Mel Harris		10-Q	000-21537	August 19, 2013	10.18
10.15	Fourth Amended and Restated Promissory Note in favor of Mel Harris		10-Q	000-21537	November 19, 2013	10.3

10.16	Fifth Amended and Restated Promissory Note in favor of Mel Harris		10-Q	000-21537	November 19, 2013	10.4
10.17	Joint and Several Guaranty of Payment by Steven Leber and Joseph Bernstein in favor of Mel Harris +		10-Q	000-21537	November 11, 2012	10.4
10.18	Contribution and Indemnification Agreement by and among the Company, Steven Leber and Joseph Bernstein regarding the Harris Note +		10-Q	000-21537	November 11, 2012	10.6
10.19	Form of Note Purchase Agreement		10-K	000-21537	April 16, 2013	10.27
10.20	Form of 12% Secured Convertible Promissory Note issued pursuant to Note Purchase Agreement		8-K	000-21537	December 13, 2012	4.1
10.21	Form of Warrant issued pursuant to Note Purchase Agreement		8-K	000-21537	December 13, 2012	4.2
10.22	Security Agreement by and between the Company and John Thomas Financial, Inc. pursuant to Note Purchase Agreement		10-K	000-21537	April 16, 2013	10.30
10.23	Limited Guaranty of Payment by Steven Leber, Joseph Bernstein and Dr. Robert Cohen pursuant to Note Purchase Agreement +		10-K	000-21537	April 16, 2013	10.31
10.24	Contribution and Indemnification Agreement by and among the Company, Steven Leber, Joseph Bernstein and Dr. Robert Cohen pursuant to Limited Guaranty of Payment +		10-K	000-21537	April 16, 2013	10.32
10.25	Form of Warrant issued to Steven Leber, Joseph Bernstein and Dr. Robert Cohen pursuant to the Limited Guaranty of Payment +		10-K	000-21537	April 16, 2013	10.33
10.26	Form of Amended and Restated Note Purchase Agreement		8-K	000-21537	June 6, 2013	10.1
10.27	Form of Convertible Promissory Note issued pursuant to Amended and Restated Note Purchase Agreement		8-K	000-21537	June 6, 2013	10.2
10.28	Form of Amended and Restated Convertible Promissory Note		10-Q	000-21537	August 19, 2013	10.5
10.29	Form of Warrant issued pursuant to Amended and Restated Note Purchase Agreement		8-K	000-21537	June 6, 2013	10.3
10.30	Form of February 2013 Promissory Note +		8-K	000-21537	February 28, 2013	10.1
10.31	Form of Amendment to February 2013 Promissory Notes +	*
10.32	Form of June 2013 Demand Promissory Note +		8-K	000-21537	June 18, 2013	10.1
10.33	Form of January 2014 Demand Promissory Note +	*
10.34	Form of First April 2013 Securities Purchase Agreement		10-K	000-21537	April 16, 2013	10.38
10.35	Form of Warrant issued pursuant to First April 2013 Securities Purchase Agreement		10-K	000-21537	April 16, 2013	10.39
10.36	Form of Second April 2013 Securities Purchase Agreement		8-K	000-21537	April 26, 2013	10.1
10.37	Form of Warrant issued pursuant to Second April 2013 Securities Purchase Agreement		8-K	000-21537	April 26, 2013	10.2
10.38	Form of June 2013 Securities Purchase Agreement		10-Q	000-21537	August 19, 2013	10.14

10.39	Form of July 2013 Securities Purchase Agreement		10-Q	000-21537	August 19, 2013	10.15
10.40	Form of Warrant issued pursuant to June 2013 and July 2013 Securities Purchase Agreements		10-Q	000-21537	August 19, 2013	10.16
10.41	Form of October 2013 and November 2013 Securities Purchase Agreement		10-Q	000-21537	November 19, 2013	10.1
10.42	Form of Warrant issued pursuant to October 2013 and November 2013 Securities Purchase Agreements		10-Q	000-21537	November 19, 2013	10.2
10.43	Marketing and Distribution Agreement by and between Grandparents Health Plans, LLC and Humana MarketPoint, Inc.		10-Q	000-21537	August 14, 2012	10.1
10.44	Strategic Alliance Agreement with Starr Indemnity & Liability Company		8-K	000-21537	January 10, 2013	10.1
10.45	First Amendment to Strategic Alliance Agreement with Starr Indemnity & Liability Company		10-K	000-21537	April 16, 2013	10.35
10.46	Alliance Agreement with Cegedim Inc.		10-K	000-21537	April 16, 2013	10.37
10.47	Program Agreement by and between Grandparents.com, Inc. and Aetna Life Insurance Company (1)		10-Q	000-21537	November 19, 2013	10.5
10.48	Third Party Agreement by and among Grandparents.com, Inc., Aetna Life Insurance Company and Reader’s Digest (1)	*
10.49	Employment Agreement dated as of February 23, 2012 by and between Grandparents.com, Inc. and Steven E. Leber +		8-K	000-21537	February 27, 2012	10.5
10.50	Employment Agreement dated as of February 23, 2012 by and between Grandparents.com, Inc. and Joseph Bernstein +		8-K	000-21537	February 27, 2012	10.6
10.51	Employment Agreement dated as of February 23, 2012 by and between Grandparents.com, Inc. and Matthew Schwartz +		8-K	000-21537	February 27, 2012	10.8
10.52	Amendment to Employment Agreement dated as of March 1, 2014 by and between Grandparents.com, Inc. and Matthew Schwartz +	*
10.53	Warrant issued to Matthew Schwartz dated March 15, 2014 +	*
10.54	Employment Agreement dated as of April 3, 2012 by and between Grandparents.com, Inc. and Ellen Breslau +		S-1	333-182326	June 25, 2012	10.17
10.55	Employment Agreement dated as of December 9, 2013 by and between Grandparents.com, Inc. and Lee Lazarus +	*
10.56	Non-Qualified Stock Option Agreement dated as of December 9, 2013 by and between Grandparents.com, Inc. and Lee Lazarus +	*
10.57	Amended and Restated 2012 Stock Incentive Plan +	*
10.58	Form of Non-Qualified Stock Option Grant Letter +		8-K	000-21537	February 27, 2012	10.14
10.59	Form of Incentive Stock Option Grant Letter +	*

10.60	Form of Warrant issued to Certain Officers and Directors +		10-Q	000-21537	August 19, 2013	10.17
10.61	Mahl Resignation and Release Agreement		8-K	000-21537	June 13, 2013	10.1
10.62	Mahl Consulting Agreement		8-K	000-21537	June 13, 2013	10.2
14.1	Code of Ethics		10-K	000-21537	September 27, 2011	14.1
21.1	Subsidiaries	*
23.1	Consent of Daszkal Bolton LLP	*
31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Co-Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Co-Principal Executive Officers and Principal Financial and Accounting Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101.INS	XBRL Instance Document	***
101.SCH	XBRL Taxonomy Schema	***
101.CAL	XBRL Taxonomy Calculation Linkbase	***
101.DEF	XBRL Taxonomy Definition Linkbase	***
101.LAB	XBRL Taxonomy Label Linkbase	***
101.PRE	XBRL Taxonomy Presentation Linkbase	***

(1)	Portions of this exhibit containing confidential information have been omitted pursuant to a request for confidential treatment filed with the SEC pursuant to Rule 24b-2 under the Exchange Act. Confidential information has been omitted from the exhibit in places marked “[***]”and has been filed separately with the SEC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GRANDPARENTS.COM, INC.

Dated: April 10, 2014	/s/ Steven E. Leber
Steven E. Leber
Chairman, Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Name	Title	Date

/s/ Steven E. Leber	Chairman, Co-Chief Executive Officer (Principal Executive Officer)	April 10, 2014
Steven E. Leber

/s/ Joseph Bernstein	Director, Co-Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Financial Officer, Principal Accounting Officer)	April 10, 2014
Joseph Bernstein

/s/ Lee Lazarus	Director, Chief Operating Officer	April 10, 2014
Lee Lazarus

/s/ Dr. Robert Cohen	Director	April 10, 2014
Dr. Robert Cohen

/s/ Louis P. Karol	Director	April 10, 2014
Louis P. Karol

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Grandparents.com, Inc.

New York, NY

We have audited the accompanying consolidated balance sheets of Grandparents.com, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grandparents.com, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The Company has significant related party transactions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has sustained net losses, negative cash flows from operations, and has a working capital deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to these matters.

/s/ Daszkal Bolton LLP

Boca Raton, Florida

April 10, 2014

GRANDPARENTS.COM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$59,306	$249,116
Restricted cash	40,000	40,000
Accounts receivable	63,796	53,295
Other receivable	-	33,335
Prepaid expenses	71,339	116,120
Total current assets	234,441	491,866

Property and equipment, net	71,187	79,337

Other assets:
Security deposits	3,701	3,701
Intangibles, net	3,930,484	4,538,477
Total other assets	3,934,185	4,542,178

Total assets	$4,239,813	$5,113,381

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,526,892	$1,399,087
Accrued expenses	295,880	189,623
Deferred officer salary payable	306,250	-
Notes payable	1,378,500	1,078,500
Convertible bridge notes, net	1,008,447	812,363
Total current liabilities	4,515,969	3,479,573

Total liabilities	4,515,969	3,479,573

Commitments and contingencies

Stockholders’ (deficit) equity:
Common stock, $0.01 par value, 150,000,000 shares authorized issued and outstanding 99,219,304 and 85,755,814 at December 31, 2013 and December 31, 2012, respectively	992,190	857,558
Additional paid-in capital	23,930,160	16,726,140
Accumulated deficit	(25,198,506)	(15,949,890)
Total stockholders’ (deficit) equity	(276,156)	1,633,808

Total liabilities and stockholders’ (deficit) equity	$4,239,813	$5,113,381

See accompanying notes to these consolidated financial statements.

GRANDPARENTS.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012

Revenue:
Advertising revenue	$510,054	$329,527
Total revenue	510,054	329,527

Operating Expenses:
Selling and marketing	288,411	1,246,789
Salaries	1,709,145	2,153,360
Rent	170,275	164,392
Accounting, legal, SEC filing fees	738,591	992,046
Consulting	1,006,338	586,870
Equity-based compensation	4,004,521	1,217,081
Management fees	-	100,000
Transaction costs	-	2,924,592
Other general and administrative	658,738	787,403
Depreciation and amortization	632,626	854,549
Total operating expenses	9,208,645	11,027,082

Other income (expense):
Interest income	60	3,276
Interest expense	(662,882)	(155,713)
Other income, net	112,797	52,775

Total other (expense)	(550,025)	(99,662)

Loss from operations	(9,248,616)	(10,797,217)

Preferred return expense	-	(14,265)

Net loss before income tax	(9,248,616)	(10,811,482)

Provision for income tax	-	63,703

Net loss	$(9,248,616)	$(10,875,185)

Net loss per share-basic and diluted	$(0.10)	$(0.18)

Weighted average common shares outstanding, basic and diluted	91,549,896	61,284,076

See accompanying notes to these consolidated financial statements.

GRANDPARENTS.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012

Cash flows from Operating activities:
Net loss	(9,248,616)	(10,875,185)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	632,626	854,549
Equity-based compensation	4,004,521	1,217,081
Transaction costs	-	2,924,592
Preferred return expense	-	14,265
Amortization of discount on zero coupon note payable	-	34,119
Amortization of warrants related to bridge notes payable	445,077	66,648
Change in fair value of warrant derivative liability	-	(62,334)
Gain on extinguishment of indebtedness	-	(52,776)
(Increase) decrease in:
Accounts receivable, net	(10,501)	31,627
Other receivable	33,335	(33,335)
Prepaid expenses	21,641	138,706
Increase in:
Accounts payable	263,963	855,279
Accrued expenses	159,057	104,432
Deferred officer salary payable	306,250	-
Net cash used in Operating activities	(3,392,647)	(4,782,332)

Cash Flows from Investing activities
Development of intangible assets	(15,568)	(270,482)
Purchase of property and equipment	(1,595)	(67,289)
Net cash used in Investing activities	(17,163)	(337,771)

Cash Flows from Financing activities
Repayments of loans and short-term advances	(275,000)	(525,000)
Proceeds from private placement, net	2,920,000	2,667,629
Proceeds from loans and short-term advances	575,000	1,300,000
Proceeds from exercise of stock options	-	30,000
Proceeds from reverse merger transaction (predecessor cash)	-	1,549,306
Net cash provided by Financing activities	3,220,000	5,021,935

Net (decrease) in cash	(189,810)	(98,168)
Cash, beginning of year	249,116	347,284
Cash, end of year	$59,306	$249,116

Supplemental cash flow information
Income taxes paid	$-	$-
Cash paid for interest	$18,737	$16,250
Warrant discount on secured convertible bridge notes	$301,793
Settlement of liabilities through issuance of equity	$112,338
Conversion of accrued interest to convertible bridge notes	$52,800
Settlement of liabilities through transfer of used equipment, net	$680
Conversion of accrued management fees to note payable	$-	$612,500
Reclassification of cumulative preferred return as part of reverse acquisition	$-	$134,753
Reclassification of warrant derivative liability to equity as part of reverse acquisition	$-	$149,310

See accompanying notes to these consolidated financial statements.

GRANDPARENTS.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Series A Convertible		Series B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accum.	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2011	-	$-	-	$-	16,796,151	$167,961	$7,956,350	$(5,074,705)	$3,049,606

Reverse acquisition (recapitalization) activity:
Net assets acquired in reverse acquisition	-	-	-	-	-	-	1,549,093	-	1,549,093
Issuance of equity and advisory warrants for transaction costs	1	-	-	-	-	-	2,924,592	-	2,924,592
Reclassification of warrant derivative liability	-	-	-	-	-	-	149,310	-	149,310
Conversion of cumulative preferred return obligation to capital	-	-	-	-	-	-	134,753	-	134,753
Conversion of bridge loan to capital	-	-	-	-	-	-	500,000	-	500,000

Proceeds from private equity placement			3,000,000	30,000	-	-	2,620,273	-	2,650,273

Issuances of common shares from exercise of options	-	-	-	-	100,000	1,000	29,000	-	30,000

Issuance of common shares for services	-	-	-	-	75,000	750	32,250	-	33,000

Conversion of Series A preferred shares	(1)	-	-	-	55,887,491	558,875	(558,875)	-	-

Conversion of Series B preferred shares	-	-	(3,000,000)	(30,000)	12,897,172	128,972	(98,972)	-	-

Equity based compensation	-	-	-	-	-	-	1,184,081	-	1,184,081

Warrant discount on secured convertible bridge notes	-	-	-	-	-	-	304,285	-	304,285

Net loss for the year	-	-	-	-	-	-	-	(10,875,185)	(10,875,185)

Balance, December 31, 2012	-	$-	-	$-	85,755,814	$857,558	$16,726,140	$(15,949,890)	$1,633,808

Equity based compensation	-	-	-	-	-	-	3,028,881	-	3,028,881

Issuance of common shares and warrants for severance /services	-	-	-	-	1,783,490	17,832	1,070,146	-	1,087,978

Issuance of common shares for stock purchase agreements	-	-	-	-	11,680,000	116,800	2,803,200	-	2,920,000

Warrant discount on secured convertible bridge notes	-	-	-	-	-	-	301,793	-	301,793

Net loss for the year	-	-	-	-	-	-	-	(9,248,616)	(9,248,616)

Balance, December 31, 2013	-	$-	-	$-	99,219,304	$992,190	$23,930,160	$(25,198,506)	$(276,156)

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

As compensation for advisory services in connection with the reverse acquisition, the Company granted a warrant (“Advisory Warrant”) to purchase up to 5,588,749 shares of the Company’s Common Stock. The Advisory Warrant has an exercise price of $0.23 per share and a term of five (5) years. The grant date fair value of the Advisory Warrant was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate 1.04%; expected term 5.0 years; expected volatility 109%; stock price $0.60. These assumptions resulted in a grant date fair value of the warrant of $2,924,592, which has been reflected as a charge in the consolidated statement of operations for the year-ended December 31, 2012.

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

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported results.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and 2012, there were no cash equivalents.

Accounts Receivable

Accounts receivable are reported in the balance sheet net of an allowance for doubtful accounts. The Company estimates the allowance based on an analysis of specific clients, taking into consideration the age of past due accounts, the client’s payment history and an assessment of the client’s ability to pay. At December 31, 2013 and 2012, the Company determined that no allowance for doubtful accounts was necessary.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three (3) to seven (7) years. Incidental expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of assets are capitalized. The Company reviews the valuation of fixed assets and the remaining economic lives annually and adjusts depreciation accordingly.

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

Advertising

The Company’s policy is to report advertising costs as expensed in the periods in which the costs are incurred. The total amounts charged to advertising expenses were $82,555 and $97,828 for the years ended December 31, 2013 and 2012.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash, short-term accounts receivable, accounts and notes payable. The Company believes that the carrying amounts approximate fair value due to their short-term nature and market interest rates.

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

Income Taxes

Deferred income taxes are recognized for differences between financial reporting and tax basis of assets and liabilities at the enacted statutory tax rates in effect for the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the realizability of deferred tax assets and recognizes a valuation allowance for its deferred tax assets when it is more likely than not that a future benefit on such deferred tax assets will not be realized.

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

Generally, the Company is no longer subject to U.S. federal tax examinations for tax years prior to 2010.

Recent Accounting Pronouncements

No recent accounting guidance for the periods being reported had a material impact on our business.

3. Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of approximately $9.2 million and used approximately $3.4 million in cash for operating activities during the year ended December 31, 2013. Without additional capital from existing or outside investors or further financing, the Company’s ability to continue to implement its business plan may be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans to obtain such resources for the Company include raising additional capital through sales of its equity or debt securities. In addition, management is seeking to streamline its operations and expand its revenue streams from sources such as Grand Deals, endorsement opportunities and the Grand Card. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

4. Property and Equipment

Property and equipment consisted of the following at December 31, 2013 and 2012:

	Estimated Useful	December 31,	December 31,
	Lives (in Years)	2013	2012
Furniture and fixtures	7	$21,494	$21,494
Computers and equipment	5-7	83,306	82,676
		104,800	104,170
Less: accumulated depreciation		(33,613)	(24,833)
Property and equipment, net		$71,187	$79,337

Depreciation expense for the years ended December 31, 2013 and 2012 was $9,065 and $11,551, respectively.

5. Intangible Assets

Intangible assets, all of which are finite-lived, consisted of the following at December 31, 2013 and 2012:

	Estimated Useful	December 31,	December 31,
	Lives (in Years)	2013	2012
URL and trademarks	15	$5,000,400	$5,000,000
Website and mobile application development	3	785,650	770,482
Customer relationships	3	1,000,000	1,000,000
		6,786,050	6,770,482
Less: accumulated amortization		(2,855,566)	(2,232,005)
Intangible assets, net		$3,930,484	$4,538,477

Amortization expense related to finite lived intangible assets amounted to $623,561 and $842,998 for the years ended December 31, 2013 and 2012, respectively. The future amortization expense for each of the five succeeding years related to all finite lived intangible assets that are currently recorded in the balance sheets is estimated to be as follows at December 31, 2013:

For the Years Ending December 31,
2014	$428,577
2015	400,983
2016	333,360
2017	333,360
2018	333,360
Thereafter	2,100,844
$3,930,484

6. Notes Payable

Notes Payable - Asset Contribution Agreement

In connection with the Asset Contribution Agreement effective on February 23, 2012, the following aggregate indebtedness of $1,078,500 with contingent maturities was incurred by the Company:

Two notes payable, each in the amount of $78,543, to certain officers, directors and beneficial owners of a majority of the capital stock of the Company.  The notes bear PIK interest annually at 5% and are due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) the date subsequent to March 31, 2013 that the Company achieves EBITDA equal to or greater than $2,500,000.  The note is subordinate to certain other debt obligations of the Company

One note payable, in the amount of $308,914, to a director and beneficial owner of a majority of the capital stock of the Company.  The note bears PIK interest annually at 5% and is due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) April 1, 2013.  However, no payments are required to be paid until the Company achieves EBITDA equal to or greater than $2,500,000.

One promissory note converted from management fees accrued through the transaction date totaling $612,500 and payable to a GP member. The note bears PIK interest annually at 5% and is due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) the date subsequent to March 31, 2013 that the Company achieves EBITDA equal to or greater than $2,500,000. The note is subordinate to certain other debt obligations of the Company.

12% Convertible Notes

In December 2012, January 2013 and February 2013, the Company issued five (5) separate 12% Secured Convertible Notes totaling $950,000 (the “Original 12% Secured Convertible Notes”) pursuant to a note purchase agreement dated December 7, 2012 (the “Original Note Purchase Agreement”).  Two (2) of these notes (in the aggregate principal amount of $100,000) were issued in January 2013 and February 2013, respectively.  All of the Original 12% Secured Convertible Notes accrued interest at 12% per annum.  The Original 12% Secured Convertible Notes were contingently convertible into shares of the Company’s common stock at a conversion price of 75% of the price per share issued by the Company in a Qualified Financing (defined as an equity financing of not less than $7,000,000).  The difference between the effective conversion price of the Original 12% Secured Convertible Notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the Original 12% Secured Convertible Notes, resulted in a beneficial conversion feature in the amount of $287,500.  In accordance with ASC 470-20, because the Original 12% Secured Convertible Notes were convertible upon the occurrence of a contingent future event (the Qualified Financing), the contingent beneficial conversion feature has been measured at the issuance date, but is not reflected in the statement of operations until the occurrence of the contingent event.

In May 2013, the holders of the Original 12% Secured Convertible Notes transferred, in separate transactions, all of their respective rights, title and interests in the Original 12% Secured Convertible Notes to a third party (the “Current Holder”) pursuant to various note purchase agreements by and between each original holder and the Current Holder.  Also in May 2013, immediately following the Current Holder’s acquisition of the Original 12% Secured Convertible Notes, the Company and the Current Holder entered into an Amended and Restated Note Purchase Agreement to amend and restate Original Note Purchase Agreement. Pursuant to the Amended and Restated Note Purchase Agreement, all of the Original 12% Secured Convertible Notes were automatically deemed null and void. In addition, the Company issued to the Current Holder a new convertible promissory note (the “New 12% Convertible Note”) in the original principal amount of $1,002,800, which amount reflected the outstanding principal amount and unpaid accrued interest due under the Original 12% Secured Convertible Notes as of the date of the Amended and Restated Note Purchase Agreement. The New 12% Convertible Note was unsecured and accrued interest at the rate of 12% per annum and was to mature on June 2, 2014.  On April 4, 2014, the Company entered into a Note Conversion Agreement with the Current Holder of the New 12% Convertible Note pursuant to which the Current Holder agreed to convert $1,223,795 in principal and interest due thereunder, as calculated through June 2, 2014, into 6,526,908 shares of common stock based on a conversion price of $0.1875 per share.

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

Promissory Notes

In November 2012, the Company issued two (2) separate promissory notes totaling $450,000 (the “November Notes”).  The November Notes were unsecured and accrued interest at 10% per annum.  One of the November Notes in the principal amount of $250,000 was paid in full prior to maturity in December 2012.  The other November Note in the principal amount of $200,000 was amended and restated and was paid in full prior to its revised maturity in December 2013.

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

Warrants Issued in connection with Notes Payable

In connection with the issuances of the Original 12% Secured Convertible Notes and the February Notes, the Company issued five-year warrants to purchase an aggregate of 1,350,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The Company has accounted for the warrants issued in connection with the Original 12% Secured Convertible Notes and the February Notes in accordance with the provisions of ASC 370-20 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The warrants were valued at their fair value of $0.15 to $0.27 per warrant using the Black-Scholes method with the following assumptions: share price = $0.17 to $0.30, volatility = 156%, risk-free rate = 1.82%. The relative fair values of the warrants, based on an allocation of the value of the notes payable and the value of the warrants issued in connection with the notes payable, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $404,515 ($100,230 of which was recorded in 2013), and is being amortized to interest expense over the expected term of the notes payable.

In connection with the issuance of the New 12% Convertible Note, the Company issued five-year warrants to purchase an aggregate of 1,002,800 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has accounted for the warrants in accordance with the provisions of ASC 370-20 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The warrants were valued at their fair value of $0.20 per warrant using the Black-Scholes method with the following assumptions: share price = $0.22 volatility = 155%, risk-free rate = 1.03%. The relative fair values of the warrants, based on an allocation of the value of the New 12% Convertible Note payable and the value of the warrants issued in connection with the New 12% Convertible Note payable, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $201,563, and is being amortized to interest expense over the expected term of the New 12% Convertible Note payable.

The interest expense for the years ended December 31, 2013 and 2012 attributable to the debt discount of warrants was $445,076 and $66,648, respectively.

Total interest expense charged to operations amounted to $662,882 and $155,713 for the years ended December 31, 2013 and 2012 respectively. The future principal maturities related to all notes payable obligations is estimated as follows at December 31, 2013 (excluding debt discount of $94,353 at December 31, 2013):

For the Years Ending December 31,
2014	$1,402,800
Contingent	1,078,500
$2,481,300

7. Stockholders’ Equity

On February 23, 2012, the Board of Directors approved an amendment to the Corporation’s Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 30,000,000 to 150,000,000 shares. As of December 31, 2013 and 2012 respectively, the Company had 99,219,304 and 85,755,814 shares of common stock issued and outstanding.

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

During 2012, the Company issued 75,000 non-refundable shares of its common stock for services valued at $33,000.

During 2013, the Company issued a total of 1,783,490 common shares for past or future services as follows: (i) 500,000 restricted shares of its common stock valued at $150,000 to a consultant in exchange for services to be provided; (ii) 300,000 shares of its common stock and five-year warrants to purchase an aggregate of 25,000 shares of its common stock at an exercise price of $0.25 per share, which may be exercised on a cashless basis, in exchange for services to be performed for the Company by the recipients thereof; (iii) 428,571 shares of its common stock to a consultant in exchange for fees and expenses in the amount of $36,586 incurred in connection with services provided to the Company; (iv) 198,172 shares of its common stock to a consultant in exchange for services to be provided; (v) 50,000 restricted shares of its common stock awarded in 2012 to an employee based on performance under the 2012 Stock Incentive Plan; and (iv) 306,747 shares of its common stock to three consultants in exchange for fees and expenses in the amount of $48,892 incurred in connection with services provided to the Company. The aggregate fair value of the shares and warrants issued for services are being expensed over the requisite service periods.

During 2013, the Company entered into securities purchase agreements with several investors pursuant to which the Company sold, in private transactions, an aggregate of 11,680,000 shares of its common stock and warrants to purchase an aggregate of 2,920,000 shares of its common stock for gross proceeds to the Company of $2,920,000.  The warrants are exercisable for a period of five years at an exercise price of $0.25 per share, subject to customary adjustments.

8. Stock Based Compensation

On February 23, 2012, the Company approved the Board of Directors’ recommendation to adopt the Grandparents.com, Inc. 2012 Stock Incentive Plan (“2012 Plan”), which provides for 10,317,691 shares of the Company’s common stock, to be eligible for issuance to employees, officers, directors, consultants, agents, advisors, and independent contractors (“Eligible Group”) who provide services to the Company under the 2012 Plan.

During 2012, the Company granted options to purchase 7,535,000 shares of common stock under the 2012 Plan to members of the Eligible Group. The options had exercise prices ranging from $0.30 to $0.63 per share and a grant date fair value ranging from $0.28 to $0.56 per option. The options expire ten years from the date of grant. Also during 2012, 330,000 options were forfeited.

During 2013, the Company granted 2,110,000 options to purchase shares of common stock under the 2012 Plan to members of the Eligible Group. The options had exercise prices ranging from $0.13 to $0.25 per share and a grant date fair value ranging from $0.13 to $0.30 per option. The options expire ten years from the date of grant.

During 2013, the Company also granted 3,250,000 Non-Plan options to purchase shares of common stock to members of the Eligible Group. The options had exercise prices of $0.13 and a grant date fair value of $0.13 per option. The options expire ten years from the date of grant.

During 2013, 50,000 options were forfeited, 30,000 options were cancelled and 5,475,000 options were re-priced from exercise prices ranging from $0.45 to $0.60 per share to $0.25 per share. Re-priced options were treated as cancelled and reissued on the date of re-pricing, resulting in a charge in the amount of $1,043.

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the assumptions noted in the following table. Expected volatility was estimated using the average volatility rates of several public companies that management considered industry peers in a similar life-cycle phase, and a weighted component volatility of the Company through the third quarter of 2012. After September 30, 2012, expected volatility was estimated using the volatility of the Company. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived from historical terms.

Risk-free interest rate	0.34-2.30%
Expected life (years)	10
Expected volatility	108-213%
Dividend yield	-

A summary of stock option activity for the years ended December 31, 2013 and 2012 is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2011	-	$-	-
Granted	7,535,000	0.56	-
Exercised	-	-	-
Expired	-	-	-
Forfeited or cancelled	(330,000)	0.56	-
Outstanding at December 31, 2012	7,205,000	$0.56	9.25
Granted	10,835,000	0.21	-
Exercised	-	-	-
Expired	-	-	-
Forfeited or cancelled	(5,555,000)	0.59	-
Outstanding at December 31, 2013	12,485,000	$0.24	8.86	$121,000

Exercisable at December 31, 2013	6,292,382	$0.44	8.59	$46,000

The compensation expense recognized for Plan and Non-Plan options awarded for the years ended December 31, 2013 and 2012 was $1,473,820 and $1,022,437 respectively. Total unrecognized compensation costs related to non-vested equity-based compensation arrangements was $1,636,485 and $2,423,032 as of December 31, 2013 and 2012, respectively. That cost is expected to be recognized over the remaining vesting period of 39 months.

Other

At December 31, 2013 and 2012, GP had outstanding options to purchase 466,667 Class A units of GP under its 2010 Stock Option Plan. In addition, GP had outstanding warrants to purchase 437,500 Class A units of GP. Since the employees and consultants to whom these options and warrants were granted continue to provide services to the Company, the Company recorded equity compensation charges of $77,189 and $86,359 for the years ended December 31, 2013 and 2012 respectively. The remaining unrecognized compensation cost of $37,257 related to these non-vested equity-based compensation arrangements granted by GP continue to be recognized by the Company over the remaining vesting period of 9 months.

As of December 31, 2013, NorWesTech, Inc. (predecessor) had 300,000 options outstanding under its 2005 Stock Incentive Plan. In accordance with the terms of the Asset Contribution Agreement, these options became fully vested and exercisable as of the date of the transaction (February 23, 2012). The options have an exercise price of $0.30 and expire on September 15, 2014. Due to the immediate vesting provision, and since these employees no longer provide services to the Company, the Company recorded a charge in the amount of $98,190 during the year ended December 31, 2012. There is no remaining unrecognized compensation charge related to these options and they are not included in the option activity table above.

9. Warrants

During 2012 and 2013, the Board of Directors of the Company approved the grant and/or re-pricing of warrants in connection with the issuance of Common Stock, the issuance of Notes Payable and for selected services rendered by officers, directors, employees and consultants. Re-priced warrants were treated as cancelled and reissued on the date of re-pricing.

During 2012, the Company granted warrants to purchase 6,878,460 shares of common stock to an investment banking advisor/placement agent in connection with the Asset Contribution Agreement. The warrants had exercise prices of $0.23261 per share and they expire five years from the date of grant. The Company also granted warrants to purchase 550,000 shares of common stock to lenders in connection with bridge loans made to the company. The warrants had exercise prices of $0.50 per share and they expire five years from the date of grant.

During 2013, the Company granted warrants to purchase 2,920,000 shares of common stock in connection with Securities Purchase Agreements, 1,402,800 shares of common stock in connection with the issuance of Notes Payable and 18,277,400 shares of common stock in connection with services to the Company. The warrants had exercise prices ranging from $0.14 to $0.60 and they expire five years from the date of grant.

During 2013, 225,188 warrants expired unexercised and 5,125,000 warrants were re-priced from exercise prices ranging from $0.30 to $0.60 per share to an exercise price of $0.25 per share. Re-priced warrants were treated as cancelled and reissued on the date of re-pricing, resulting in a charge in the amount of $12,255.

The fair value of each warrant granted was estimated on the date of the grant using the Black-Scholes option pricing model with the assumptions noted in the following table. Expected volatility was estimated using the average volatility rates of several public companies that management considered industry peers in a similar life-cycle phase, and a weighted component volatility of the Company through the third quarter of 2012. After September 30, 2012, expected volatility was estimated using the volatility of the Company. The expected term of the warrants represents the period of time that warrants granted are expected to be outstanding and is derived from historical terms.

Risk-free interest rate	0.34-2.30%
Expected life (years)	10
Expected volatility	108-213%
Dividend yield	-

A summary of warrant activity for the years ended December 31, 2013 and 2012 is presented below:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2011	225,188	$1.60	1.19
Granted	7,428,460	0.25	-
Exercised	-	-	-
Expired	-	-	-
Forfeited or cancelled	-	-	-
Outstanding at December 31, 2012	7,653,648	$0.29	4.09
Granted	22,600,200	0.26	-
Exercised	-	-	-
Expired	(225,188)	1.60	-
Forfeited or cancelled	(5,125,000)	0.54	-
Outstanding at December 31, 2013	24,903,660	$0.26	3.63	$11,900

Exercisable at December 31, 2013	22,956,036	$0.26	3.63	$11,900

10. Income Taxes

The income tax expense reconciled to the tax expense computed at the statutory rate was approximately as follows during the years ended December 31, 2013 and 2012, respectively:

	2013		2012
Tax on income (loss) before income tax	$(3,144,529)	(34.0)%	$(3,697,563)	(34.0)%

Effect of other permanent differences	(326,205)	(3.5)%	75,583	0.7%

Effect of operations not subject to tax at the corporate level	-	-	358,724	3.3%

Effect of state taxes (net of federal benefit)	(971,824)	(10.5)%	(1,030,085)	(9.5)%

Change in entity tax status	-	-	(2,867,825)	(26.4)%

Increase in valuation allowance	4,442,559	48.0%	7,224,869	66.4%

Income tax provision	$-	-	$63,703	0.6%

Significant components for income taxes attributable to continuing operations for the year ended December 31, 2013 and 2012 respectively are as follows:

	2013	2012
Current:
Federal	$-	$51,260
State	-	12,443
Total current	-	63,703

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Total tax provision	$-	$63,703

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are approximately as follows at December 31, 2013 and 2012, respectively:

	2013	2012
Net deferred tax asset:
Net operating loss carryforward	$10,790,075	$8,179,447
Stock based compensation	2,310,449	529,017
Accrued vacation	6,330	6,330
Alternative minimum tax credit carryforward	50,817	50,817
Deferred income tax assets	13,157,671	8,765,611

Deferred income tax liabilities:
Fixed assets	(8,000)	(5,114)
Intangible assets	(1,482,243)	(1,535,628)
Deferred income tax liabilities	(1,490,243)	(1,540,742)

Less valuation allowance	(11,667,428)	(7,224,869)

Net deferred tax assets	-	-

As of December 31 2013 and 2012 the Company had $13,973,519 and $8,110,498 respectively in net operating loss (NOL) carryforwards, which expire in 2032 and 2033. In addition, the company has $13,435,546 in NOL carryforwards that expire in 2018 - 2031 and are subject to an Internal Revenue Code Sec 382 limitation due to the ownership change in February of 2012.

NorWesTech, Inc. had net operating loss carryforwards in the amount of $13,435,546 at February 23, 2012, the date of the GP Asset Contribution Agreement. In addition, GP previously was taxed as a partnership for income tax purposes. A deferred tax liability was recognized for the temporary basis differences in the net assets that comprised the GP business that was transferred to NorWesTech, Inc. As a result, the Company recorded a deferred tax asset of $4,618,903, a deferred tax liability of $1,751,077, and a valuation allowance for the net deferred tax asset in the amount of $2,867,825.

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

11. Commitments

The Company leases an office facility in New York, NY under a two-year extension of an operating lease which expires September 30, 2015. The lease requires monthly payments of $14,733 in the first year and $15,167 in the second year. There are no further options in the lease for extending the term beyond its current expiration. The future minimum lease payments required under the lease as of December 31, 2013, are as follows:

For the Years Ending December 31,
2014	$178,100
2015	136,500
$314,600

GP has issued a letter of credit totaling $40,000, which is held as collateral for performance under the operating lease. The letter of credit is secured by deposits at a financial institution, and has been recorded as restricted cash in the balance sheets at December 31, 2013 and December 31, 2012. In March 2014, the deposit was transferred from the financial institution to the landlord to hold.

Rent expense recognized under operating leases was $170,275 and $164,392 for the years ended December 31, 2013 and 2012, respectively.

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

On January 8, 2013, the Company entered into a Strategic Alliance Agreement (the “Starr Agreement”) with Starr Indemnity & Liability Company (“Starr”), a wholly owned subsidiary of Starr International Company, Inc., under which Starr agreed to provide certain services to the Company, including developing strategic business and investment relationships for the Company and providing business consulting services to the Company. In exchange for the services, the Company agreed to pay Starr a monthly fee of $80,000 during the term of the Starr Agreement, which commenced in March 2013, as well as fees to be agreed upon by the Company and Starr for Starr’s arranging agreements with insurance companies. On February 28, 2014, the Starr Agreement automatically renewed for a one-year period and will automatically renew for subsequent one-year periods each year thereafter unless either party terminates the agreement prior to the expiration of the then-current term.

Effective as of March 28, 2013, Grand Card, LLC (“Grand Card”), a wholly owned subsidiary of the Company, entered into an Alliance Agreement (the “Cegedim Agreement”) with Cegedim Inc. (OPUS HEALTH Division) (“Cegedim”) pursuant to which the parties formed an exclusive strategic alliance (the “Alliance”) to develop member benefit programs (the “Programs”) that provide cash rebates and other rewards on the “Grand Card” debit card. The Cegedim Agreement provides that all costs for marketing and promoting the Programs will be borne by Grand Card and that all other costs and funding of the Programs, subject to certain exceptions, shall be borne 75% by Grand Card and 25% by Cegedim.  The Cegedim Agreement further provides that revenues derived from the Alliance (after deduction for certain operating costs borne by the parties) shall be allocated 75% to Grand Card and 25% to Cegedim.   The terms of the Agreement also provide that Cegedim shall have an option to purchase a 25% ownership interest in Grand Card at any time within one year of March 28, 2013.  This option expired without having been exercised. The term of the Cegedim Agreement commenced on March 28, 2013 and will continue for an initial term of four (4) years and will automatically renew for successive four-year terms unless fewer than 500,000 cards have been issued at the time of such renewal or either party provides written notice to the other party of its intent not to renew within 120 days of the end of the then-current term.

12. Concentrations

As of December 31, 2013, four customers represented approximately 84% of GP’s accounts receivable and two customers represented approximately 39% of GP’s revenues earned during 2013. As of December 31, 2012, four customers represented approximately 59% of GP’s accounts receivable and approximately 54% of GP’s revenues earned during 2012.

13. Subsequent Events

On January 13, 2014, the board of directors of the Company and GP.com Holding Company LLC, which controlled approximately 53.36% of the voting control of the Company, each approved, by written consent, the Amended and Restated 2012 Stock Incentive Plan increasing the number of shares of Common Stock authorized for issuance thereunder from 10,317,691 shares of Common Stock to 25,000,000 shares of Common Stock. The increase became effective on March 4, 2014 upon the filing of the Third Amended and Restated Certificate of Incorporation as described below.

On February 13, 2014, the Company entered into an agreement extending the terms of the Program Agreement with Aetna Life Insurance Company (“Aetna”) to Reader’s Digest Financial Services, Inc. (“RD”). The Company, Aetna and RD entered into a Third-Party Agreement (the “Agreement”), pursuant to which RD will endorse and promote Aetna-issued Medicare Supplement and other products as the parties may agree to offer from time to time.

On March 1, 2014, the Company entered into amendments to each of four promissory notes dated as of February 26, 2013 issued in the original principal amount of $100,000. Pursuant to these amendments, the maturity date of each promissory note was extended until the earlier of (i) May 1, 2014, (ii) the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $10,000,000, or (iii) the acceleration of the maturity of the promissory note upon the occurrence of an Event of Default (as defined in each of the promissory notes).

On March 4, 2014, the board of directors (the “Board”) of the Company appointed Louis P. Karol to serve as a member of the Board to fill a vacancy on the Board. Mr. Karol’s compensation will be similar to that provided to other non-employee directors, which includes an annual fee of $25,000 payable in quarterly installments, $1,000 for each meeting of the Board attended in person and $500 for each meeting of the Board attended via telephone or other electronic means.

On March 4, 2014, the Company filed a Third Amended and Restated Certificate of Incorporation to eliminate the Series A Preferred Stock and Series B Preferred stock and to increase the total number of authorized shares of the Company’s capital stock to 355,000,000, consisting of 350,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share.

On March 20, 2014, the Company issued 87,500 shares of the Company’s common stock to a consultant for services provided.

In February 2014 and March 2014, the Company entered into purchase agreements with accredited investors pursuant to which the Company sold, in private transactions, an aggregate of 4,340,000 shares of the Company’s common stock and warrants to purchase 1,085,000 shares of the Company’s common stock for aggregate gross proceeds to the Company of $1,085,000. The warrants are exercisable for a period of five years at an exercise price of $0.25 per share, subject to customary adjustments.

On April 4, 2014, the Company entered into a Note Conversion Agreement with the Current Holder of the New 12% Convertible Note pursuant to which the Current Holder agreed to convert $1,223,795 in principal and interest due thereunder, as calculated through June 2, 2014, into 6,526,908 shares of common stock based on a conversion price of $0.1875 per share.

