Form 10-Q
period 2014-03-31
GRANDPARENTS.COM, INC.
filed 2014-05-15
CIK 1020475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☒

As of May 5, 2014, there were 111,791,893 shares of the registrant’s common stock, $.01 par value per share, outstanding.

GRANDPARENTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2014

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$243,129	$59,306
Restricted cash	-	40,000
Accounts receivable	26,292	63,796
Prepaid expenses	65,554	71,339
Total current assets	334,975	234,441

Property and equipment, net	68,894	71,187

Other assets:
Security deposits	43,701	3,701
Intangibles, net	3,900,912	3,930,484
Total other assets	3,944,613	3,934,185

Total assets	$4,348,482	$4,239,813

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,800,335	$1,526,892
Accrued expenses	315,861	295,880
Deferred officer salary	397,500	306,250
Notes payable	1,453,500	1,378,500
Convertible bridge notes, net	1,068,811	1,008,447
Total current liabilities	5,036,007	4,515,969

Total liabilities	$5,036,007	$4,515,969

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.01 par value, 350,000,000 shares authorized, 103,664,985 and 99,219,304 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,036,647	992,190
Additional paid-in capital	25,458,885	23,930,160
Accumulated deficit	(27,183,057)	(25,198,506)
Total stockholders’ deficit	(687,525)	(276,156)

Total liabilities and stockholders’ deficit	$4,348,482	$4,239,813

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenue:
Advertising revenue	$35,275	$122,859
Total revenue	35,275	122,859

Operating Expenses:
Selling and marketing	94,378	88,229
Salaries	484,495	492,007
Rent	44,200	42,025
Accounting, legal, SEC filing fees	272,728	133,683
Consulting	283,658	155,835
Equity-based compensation	459,092	1,378,548
Other general and administrative	166,581	129,275
Depreciation and amortization	110,494	228,141
Total operating expenses	1,915,626	2,647,743

Other income (expense):
Interest income	6	22
Interest expense	(122,331)	(219,538)
Other income, net	18,125	-

Total other expense	(104,200)	(219,516)

Net loss from operations before income tax	(1,984,551)	(2,744,400)

Provision for income tax	-	-

Net loss	$(1,984,551)	$(2,744,400)

Net loss per share-basic and diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding, basic and diluted	100,526,887	86,255,814

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from Operating activities:
Net loss	$(1,984,551)	$(2,744,400)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	110,494	228,141
Equity-based compensation	459,092	1,378,548
Issuance of common stock for services	34,875	-
Amortization of discount on bridge notes payable	60,364	170,123
Gain on settlement of accounts payable	18,125	-
(Increase) decrease in:
Accounts receivable, net	37,504	(57,044)
Other receivable	-	6,619
Prepaid expenses	-	21,641
Advance payments toward future royalties	(1,000,000)	-
Increase (decrease) in:
Accounts payable	255,318	240,103
Accrued expenses	19,981	(58,297)
Deferred officer salary	91,250	118,750
Advance receipts towards future royalties	1,000,000	-
Net cash used in Operating activities	(897,548)	(695,816)

Cash flows from Investing activities:
Development of intangible assets	(78,629)	(12,543)
Net cash used in Investing activities	(78,629)	(12,543)

Cash flows from Financing activities:
Proceeds from sales of securities in private placements, net	1,085,000	150,000
Proceeds from loans and short-term advances	75,000	500,000
Net cash provided by Financing activities	1,160,000	650,000

Net increase (decrease) in cash	183,823	(58,359)
Cash, beginning of period	59,306	249,116
Cash, end of period	$243,129	$190,757

Supplemental cash flow information:
Income taxes paid	$-	$-
Cash paid for interest	$-	$3,750
Settlement of liabilities via issuance of equity	$29,090	$-

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

Grandparents.com, Inc., together with its consolidated subsidiaries (the “Company”), is a family-oriented social media company that through its website, www.grandparents.com, serves the age 50+ demographic market. The website offers activities, discussion groups, expert advice and newsletters that enrich the lives of grandparents by providing tools to foster connections among grandparents, parents, and grandchildren. In addition to operating the grandparents.com website, the Company’s membership association, the American Grandparents Association (“AGA”), seeks to unite grandparents, boomers and seniors around the concept that the 50+ demographic faces issues that are unique to them. The AGA is a resource for those seeking advice, information and discussion of these issues and grandparents rights in general. Members of the AGA also enjoy access to “Grand Deals” and other products and services provided by third parties that the Company endorses or recommends.

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

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue, the useful lives of long-lived assets including property and equipment and intangible assets, investment fair values, stock-based compensation, goodwill, income taxes, and contingencies. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

These condensed consolidated financial statements should be read in conjunction with the December 31, 2013 and 2012 financial statements and related notes included in the Company’s Annual Report on Form 10-K filed April 10, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2013 was derived from the Company’s audited financial statements for the year ended December 31, 2013, but does not include all disclosures required by U.S. GAAP. However, the Company believes the disclosures are adequate to make the information presented not misleading.

3. Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred a net loss of approximately $2.0 million and used approximately $900,000 in cash for operating activities during the three-months ended March 31, 2014. Without additional capital from existing or outside investors or further financing, the Company’s ability to continue to implement its business plan may be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans to obtain such resources for the Company include raising additional capital through sales of its equity or debt securities. In addition, management continues to seek to streamline its operations and expand its revenue streams from sources such as Grand Deals, endorsement opportunities and the Grand Card. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

4. Intangible Assets

Intangible assets consisted of the following at March 31, 2014 and December 31, 2013:

	Estimated Useful	March 31,	December 31,
	Lives (in Years)	2014	2013
URL and trademarks	15	$5,000,000	$5,000,400
Website and mobile application development	3	864,679	785,650
Customer relationships	3	1,000,000	1,000,000
		6,864,679	6,786,050
Less: accumulated amortization		(2,963,767)	(2,855,566)
Intangible assets, net		$3,900,912	$3,930,484

Amortization expense related to intangible assets amounted to $108,201 and $225,928 for the three-months ended March 31, 2014 and 2013, respectively. The future amortization expense for each of the five succeeding years related to all finite lived intangible assets that are currently recorded in the balance sheets is estimated as follows at March 31, 2014:

For the Years Ending December 31,
2014	$341,170
2015	425,774
2016	361,202
2017	338,855
2018	333,333
Thereafter	2,100,578
$3,900,912

5. Notes Payable

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

In May 2013, the holders of the Original 12% Secured Convertible Notes transferred, in separate transactions, all of their respective rights, title and interests in the Original 12% Secured Convertible Notes to a third party (the “Current Holder”) pursuant to various note purchase agreements by and between each original holder and the Current Holder. Also in May 2013, immediately following the Current Holder’s acquisition of the Original 12% Secured Convertible Notes, the Company and the Current Holder entered into an Amended and Restated Note Purchase Agreement to amend and restate Original Note Purchase Agreement. Pursuant to the Amended and Restated Note Purchase Agreement, all of the Original 12% Secured Convertible Notes were automatically deemed null and void. In addition, the Company issued to the Current Holder a new convertible promissory note (the “New 12% Convertible Note”) in the original principal amount of $1,002,800, which amount reflected the outstanding principal amount and unpaid accrued interest due under the Original 12% Secured Convertible Notes as of the date of the Amended and Restated Note Purchase Agreement. The New 12% Convertible Note was unsecured and accrued interest at the rate of 12% per annum and was scheduled to mature on June 2, 2014.

On April 4, 2014, the Company entered into a Note Conversion Agreement with the Current Holder of the New 12% Convertible Note pursuant to which the Current Holder agreed to convert $1,223,795 in principal and interest due thereunder, as calculated through June 2, 2014, into 6,526,908 shares of common stock at the conversion price set forth in the New 12% Convertible Note.

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

In February 2013, the Company issued four (4) promissory notes totaling $400,000 (the “February Notes”). The February Notes are unsecured, accrue interest at a rate of 10% per annum and mature on the earlier of March 1, 2014 or the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $10,000,000. On May 6, 2014, the Company entered into amendments to the February Notes. Pursuant to these amendments, the maturity date of each promissory note was extended until the earlier of (i) June 30, 2014, (ii) the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $1,500,000, or (iii) the acceleration of the maturity of the promissory note upon the occurrence of an Event of Default (as defined in each of the promissory notes). The amendments became effective as of April 30, 2014.

In June 2013, the Company issued three (3) demand promissory notes in the aggregate amount of $75,000. Each demand promissory note has an original principal amount of $25,000, bears interest at a rate of ten percent (10%) per annum, is unsecured, and is payable upon demand. These notes were repaid in-full during July 2013.

In January 2014, the Company issued three (3) demand promissory notes in the aggregate amount of $75,000. Each demand promissory note has an original principal amount of $25,000, bears interest at a rate of ten percent (10%) per annum, is unsecured, and is payable upon demand.

Other Indebtedness

In connection with the Asset Contribution Agreement between the Company and Grandparents.com, LLC (“GP”), which became effective on February 23, 2012, the following aggregate indebtedness of $1,078,500 with contingent maturities was incurred by the Company:

Two (2) notes payable, each in the amount of $78,543, to certain officers, directors and beneficial owners of a majority of the capital stock of the Company. The notes bear PIK interest annually at 5% and are due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) the date subsequent to March 31, 2013 that the Company achieves EBITDA equal to or greater than $2,500,000. The note is subordinate to certain other debt obligations of the Company

One (1) note payable, in the amount of $308,914, to a director and beneficial owner of a majority of the capital stock of the Company. The note bears PIK interest annually at 5% and is due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) April 1, 2013. However, no payments are required to be paid until the Company achieves EBITDA equal to or greater than $2,500,000.

One (1) promissory note converted from management fees accrued through the transaction date totaling $612,500 and payable to a GP member. The note bears PIK interest annually at 5% and is due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) the date subsequent to March 31, 2013 that the Company achieves EBITDA equal to or greater than $2,500,000. The note is subordinate to certain other debt obligations of the Company.

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

The interest expense for the three-months ended March 31, 2014 attributable to the debt discount of warrants was $60,364.

Total interest expense charged to operations amounted to $122,331 and $219,538 for the three-months ended March 31, 2014 and 2013 respectively. The future principal maturities related to all notes payable obligations is estimated as follows at March 31, 2014 (excluding debt discount of $33,989 at March 31, 2014):

For the Years Ending December 31,
2014	$1,477,800
Contingent	1,078,500
$2,556,300

6. Stockholders’ Equity

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

In March 2013, in connection with the issuances of shares for director compensation, consulting services and severance agreements, the Company granted five-year warrants to purchase an aggregate of 3,220,000 shares of the Company’s common stock at exercise prices ranging from $0.14 to $0.50 per share. The warrants were valued at their fair value of $0.07 to $0.19 per warrant using the Black-Scholes method with the following assumptions: share price = $0.07 to $0.21, volatility = 154% to 213%, risk-free rate = 1.03% to 1.68%. The aggregate fair value of the warrants is $771,444, which are being expensed on a straight-line basis over the requisite service periods, except the severance warrants valued at $98,450, which were expensed in full during the quarter ended March 31, 2013.

In June 2013, the Company issued an aggregate of 300,000 shares of its common stock and warrants to purchase an aggregate of 25,000 shares of its common stock at an exercise price of $0.25 per share in exchange for services to be performed for the Company by the recipients thereof.  The warrants are exercisable for a period of five years and may be exercised on a cashless basis.  The Company also issued 428,571 shares of its common stock to a consultant in exchange for fees and expenses in the amount of $36,586 incurred in connection with services provided to the Company. Additionally the Company issued 198,172 shares of its common stock to a consultant in exchange for services to be provided. The aggregate fair value of the shares and warrants issued to consultants was $86,586, which shares and warrants are being expensed over the requisite service periods.

In July 2013, the Company issued 306,747 shares of its common stock to three consultants in exchange for fees and expenses in the amount of $48,892 incurred in connection with services provided to the Company. The aggregate fair value of the shares issued to consultants was $66,940, which shares are being expensed over the requisite service periods.

In March 2014, the Company issued 105,681 shares of its common stock to consultants in exchange for fees and expenses in the amount of $24,000 incurred in connection with services provided to the Company. The aggregate fair value of the shares issued to the consultants was $34,875, which is being expensed over the requisite service periods.

Amendment to the Company’s Certificate of Incorporation

In March 2014, the Company filed a Third Amended and Restated Certificate of Incorporation to eliminate the Series A Preferred Stock and Series B Preferred Stock and to increase the total number of authorized shares of the Company’s capital stock to 355,000,000, consisting of 350,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share.

7. Stock Based Compensation

2012 Stock Incentive Plan

In February 2012, the Company adopted the Grandparents.com, Inc. 2012 Stock Incentive Plan (the “Plan”), which originally provided for 10,317,691 shares of the Company’s common stock to be eligible for issuance to employees, officers, directors, consultants, agents, advisors, and independent contractors who provide services to the Company (”Eligible Persons”) under the Plan. In January 2014, the Board of Directors and the holders of a majority of the voting securities of the Company approved, by written consent, the amendment and restatement of the Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder to 25,000,000 shares. The increase became effective on March 4, 2014.

During 2013, the Company granted 2,110,000 options to purchase shares of common stock under the Plan to Eligible Persons. The options had exercise prices ranging from $0.13 to $0.25 per share and a grant date fair value ranging from $0.13 to $0.30 per option. The options expire ten years from the date of grant.

During 2013, the Company also granted 3,250,000 non-Plan options to purchase shares of common stock to Eligible Persons. The options had exercise prices of $0.13 per share and a grant date fair value of $0.13 per option. The options expire ten years from the date of grant.

During 2013, 50,000 options were forfeited, 30,000 options were cancelled and 5,475,000 options were re-priced from exercise prices ranging from $0.45 to $0.60 per share to an exercise price of $0.25 per share. Re-priced options were treated as cancelled and reissued on the date of re-pricing, resulting in a charge in the amount of $1,043.

During the three-months ended March 31, 2014, the Company granted 215,000 options to purchase shares of common stock under the Plan to Eligible Persons. The options had exercise prices of $0.31 per share and a grant date fair value of $0.31 per option. The options expire ten years from the date of grant.

During the three-months ended March 31, 2014, 250,000 options were re-priced from an exercise price of $0.60 per share to an exercise price of $0.33 per share. Re-priced options were treated as cancelled and reissued on the date of re-pricing, resulting in a charge in the amount of $250.

The fair value of each option granted since December 31, 2012 was estimated on the date of the grant using the Black-Scholes option pricing model with the assumptions noted in the following table. Expected volatility was estimated using the volatility of the Company’s stock price. The expected life of the options represents the period of time that options granted are expected to be outstanding and is derived from historical terms.

Risk-free interest rate	0.34-1.73%
Expected life (years)	10
Expected volatility	155-213%
Dividend yield	-

A summary of stock option activity for the three-months ended March 31, 2014 and the year-ended December 31, 2013 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	7,205,000	$0.56	9.25
Granted	10,835,000	0.21
Exercised	-	-
Expired	-	-
Forfeited or cancelled	(5,555,000)	0.59
Outstanding at December 31, 2013	12,485,000	$0.24	8.86	$121,000
Granted	465,000	0.31
Exercised	-	-
Expired	-	-
Forfeited or cancelled	(250,000)	0.60
Outstanding at March 31, 2014	12,700,000	$0.23	8.64	$1,379,100

Exercisable at March 31, 2014	7,220,508	$0.43	8.40	$424,414

The compensation expense recognized for Plan and non-Plan options awarded for the three-months ended March 31, 2014 and 2013 was $299,081 and $321,556, respectively. Total unrecognized compensation costs related to non-vested equity-based compensation arrangements was $1,428,928 and $2,005,676 as of March 31, 2014 and 2013, respectively. That cost is expected to be recognized over the remaining vesting period of 36 months.

Other

At March 31, 2014 and 2013, GP had outstanding options to purchase 466,667 Class A units of GP under its 2010 Stock Option Plan. In addition, GP had outstanding warrants to purchase 437,500 Class A units of GP. Since the employees and consultants to whom these options and warrants were granted continue to provide services to the Company, the Company recorded an equity compensation charge of $12,419 and $21,590 during the three-months ended March 31, 2014 and 2013, respectively. The remaining unrecognized compensation cost of $24,838 related to non-vested equity-based compensation arrangements granted by GP continue to be recognized by the Company over the remaining vesting period of 6 months.

As of March 31, 2014 and 2013, the Company had 300,000 options to purchase shares of the Company’s common stock which are outstanding under its predecessor’s 2005 Stock Incentive Plan and are fully vested and exercisable. The options have an exercise price of $0.30 and expire on September 15, 2014. There is no remaining unrecognized compensation charge related to these options and they are not included in the option activity table above.

8. Warrants

During 2013 and the three-months ended March 31,2014, the Board of Directors of the Company approved the grant and/or re-pricing of warrants in connection with the issuance of Common Stock, the issuance of Notes Payable and for selected services rendered by officers, directors, employees and consultants. Re-priced warrants were treated as cancelled and reissued on the date of re-pricing.

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

During the three-months ended March 31, 2014, the Company granted warrants to purchase 1,085,000 shares of common stock in connection with Securities Purchase Agreements and 810,000 shares of common stock in connection with services to the Company. The warrants had exercise prices ranging from $0.25 to $0.31 and they expire five years from the date of grant.

The fair value of each warrant granted since December 31, 2012 was estimated on the date of the grant using the Black-Scholes option pricing model with the assumptions noted in the following table. Expected volatility was estimated using the volatility of the Company’s stock price. The expected life of the warrants represents the period of time that warrants granted are expected to be outstanding and is derived from historical terms.

Risk-free interest rate	0.34-1.73%
Expected life (years)	10
Expected volatility	155-213%
Dividend yield	-

A summary of warrant activity for the three-months ended March 31, 2014 and the year-ended December 31, 2013 is presented below:

			Weighted Average
		Weighted Average	Remaining Contractual
	Warrants	Exercise Price	Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	7,653,648	$0.29	4.09
Granted	22,600,200	0.26	-
Exercised	-	-	-
Expired	(225,188)	1.60	-
Forfeited or cancelled	(5,125,000)	0.54	-
Outstanding at December 31, 2013	24,903,660	$0.26	3.63	$11,900
Granted	1,895,000	0.26	-
Exercised	-	-	-
Expired	-	-	-
Forfeited or cancelled	-	-	-
Outstanding at March 31, 2014	26,798,660	$0.26	3.49	$2,093,489

Exercisable at March 31, 2014	24,858,055	$0.26	3.51	$2,016,702

9. Income Taxes

ASC 740-10 “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”) requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates Company tax positions on an annual basis and has determined that as of March 31, 2014, no accrual for income taxes is necessary for current operations during 2014.

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

Generally, the Company is no longer subject to U.S. federal examinations by tax authorities for fiscal years prior to 2010.

10. Commitments

The Company leases an office facility in New York, NY under a two-year extension of an operating lease which expires September 30, 2015. The lease requires monthly payments of $14,733 in the first year and $15,167 in the second year. There are no further options in the lease for extending the term beyond its current expiration. The future minimum lease payments required under the lease as of March 31, 2014, are as follows:

For the Years Ending December 31,
2014	$133,900
2015	136,500
$270,400

In April 2012, the Company issued a letter of credit totaling $40,000, which was held as collateral for performance under the operating lease. The letter of credit was secured by deposits at a financial institution, and was recorded as restricted cash in the balance sheet at December 31, 2013. In March 2014, the deposit was transferred from the financial institution to the landlord and the letter of credit was terminated.

Rent expense recognized under operating leases was $44,200 and $42,025 for the three-months ended March 31, 2014 and 2013, respectively.

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

In February 2014, the Company entered into a marketing agreement with Aetna and Reader’s Digest (“RD”) pursuant to which RD has agreed to endorse and promote the Aetna-issued group Medicare Supplement and other products as the parties may agree to offer in the future. The agreement required Aetna to make a $1 million non-refundable marketing advance against future royalties to the Company and required the Company to pay a $1 million royalty advance to RD. Both payments were made in February 2014. For financial statement presentation purposes, the advances received and paid have been reflected on a net basis on the condensed consolidated balance sheet, as both advances will be recognized concurrently in earnings as future royalties are earned.

11. Concentrations

As of March 31, 2014, three (3) customers represented approximately 90% of the Company’s accounts receivable and four (4) customers represented approximately 93% of the Company’s revenues earned during the period. As of December 31, 2013, four (4) customers represented approximately 84% of GP’s accounts receivable and two (2) customers represented approximately 39% of GP’s revenues earned during 2013.

12. Subsequent Events

In April 2014, the Company entered into a Note Conversion Agreement with the Current Holder of the New 12% Convertible Note pursuant to which the Current Holder agreed to convert $1,223,795 in principal and interest due thereunder, as calculated through June 2, 2014, into 6,526,908 shares of common stock at the conversion price set forth in the New 12% Convertible Note.

In April 2014, the Company issued 19,354 shares of its common stock to consultants in exchange for fees and expenses in the amount of $6,000 incurred in connection with services provided to the Company.

In April 2014, the Company granted five-year performance-based warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.25 per share

During April 2014, the Company entered into securities purchase agreements with several investors pursuant to which the Company sold, in private transactions, an aggregate of 1,600,000 shares of its common stock and warrants to purchase an aggregate of 400,000 shares of its common stock for gross proceeds to the Company of $400,000.  The warrants are exercisable for a period of five (5) years at an exercise price of $0.25 per share, subject to customary adjustments.

On May 6, 2014, the Company entered into amendments to the February Notes. Pursuant to these amendments, the maturity date of each promissory note was extended until the earlier of (i) June 30, 2014, (ii) the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $1,500,000, or (iii) the acceleration of the maturity of the promissory note upon the occurrence of an Event of Default (as defined in each of the promissory notes). The amendments became effective as of April 30, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Report, the terms “Company,” “we,” “us” and “our” refer to Grandparents.com, Inc. and its subsidiaries, unless the context otherwise requires. In addition, the term “Annual Report” refers to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on April 10, 2014.

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

Overview

We own and operate the grandparents.com website. We primarily serve the approximately 70 million grandparents in the U.S., but our audience also includes “boomers” and seniors that are not grandparents. We believe that our website is one of the leading online communities for our market and that our website is the premier social media platform targeting active, involved grandparents.

In addition to our website, we have established the American Grandparents Association which is a membership association that seeks to unite grandparents, boomers and seniors around the concept that the age 50+ demographic faces issues that are unique to them. Members of the AGA enjoy certain benefits such as access to Grand Deals and other products and services provided by third parties that we endorse or recommend. As of the date of this Report, there were nearly 2 million members in the AGA.

To date, we have generated revenue primarily from advertising. However, we continue to focus on creating additional revenue streams from other sources such as Grand Deals, endorsement opportunities and the Grand Card. We also intend to offer a paid-membership tier of the AGA. Although to date we have not been able to generate significant revenue other than from advertising, we expect to begin generating additional revenue from at least one of these sources in 2014.

Like most developing companies, we face substantial financial challenges particularly in regard to revenue generation, cost control and capital requirements. Revenue for the three months ended March 31, 2014 was $35,275, which reflected a decrease of $87,584, or 71%, compared to revenue of $122,859 for the comparable period in 2013. The decrease is due in part to fewer ads placed by several advertisers. We decreased our total operating expenses by $732,117, or 28%, to $1,915,626 for the three months ended March 31, 2014 compared to $2,647,743 for the comparable period in 2013 mainly as a result of a reduction in equity-based compensation awards. We decreased our net loss by $759,849, or 28%, to $1,984,551 for the three months ended March 31, 2014 compared to $2,744,400 in for the comparable period in 2013.

We used $897,548 and $78,629 in cash for operating and investing activities, respectively, during the three months ended March 31, 2014, offset by $1,160,000 in cash provided by financing activities during this period. We had a working capital deficit of $4,701,032 as of March 31, 2014. We continue to seek capital to fund ongoing operations. During the first quarter of 2014, we raised $1,085,000 from the issuance of our common stock and warrants to accredited investors in private placement transactions. Going forward, we will need to raise significant capital in order to successfully implement our business plans. See “Liquidity and Capital Resources” below for additional information regarding our capital raising activities and use of cash.

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

American Grandparents Association

The AGA is our membership association. Members of the AGA have access to a range of benefits including groups, discussions, blogs, games and contests as well as access to Grand Deals and group discounts on other products and services that are offered exclusively to AGA members. AGA members also have the right to participate in our “Grand Corps” giving them the opportunity to volunteer for charitable and philanthropic causes in different areas including health, education and wellbeing. Non-members do not have access to these membership benefits. The AGA intends to commence charging an annual membership fee to each member in 2014. The exact amount of such fee has not yet been determined.

Grand Deals

Grand Deals makes available to AGA members giveaways, discounts and other benefits on a variety of products and services provided by our marketing partners relating to travel, entertainment, food and dining, wellness and online shopping. Marketing partners are asked to provide deals on their products or services that are better than they otherwise provide to non-AGA members.

We offer our marketing partners exposure for their deals and giveaways on our website, our electronic newsletter and through social media outlets. To maintain a more regular flow of repeat traffic to Grand Deals, we have historically promoted products and services that members can purchase more often such as books, gifts, jewelry, toys, apparel, vitamins, eyewear, flowers and others. We also promote travel partners (hotels, cruise ships, car rentals), entertainment opportunities (theaters, circuses, and amusement parks) and education services (for both adults and children).

We plan to generate revenue from Grand Deals by entering into revenue sharing arrangements with our marketing partners. However, in order to initially attract marketing partners, we have deferred entering into such agreements with some of our marketing partners. Although this strategy enabled us to engage over 250 participants in Grand Deals, we have not yet generated significant revenue from Grand Deals. We seek to maintain a direct relationship with our marketing partners and periodically have discussions about potential new deals, ways in which they can become further engaged with our website and co-marketing and other promotional opportunities. We and each deal provider may seek to change, retract, or cancel any product, service or deal offered in Grand Deals or otherwise to AGA members.

Royalty Arrangements

We also seek to derive revenue by endorsing or recommending products and services provided by third parties in return for royalty payments. We have endorsed an online course entitled “Timeless You” created by Deepak Chopra, a Health and Wellbeing advisor to the Company. This online course consists of six different classes to help participants redefine their age, eliminate stress, maximize energy and find joy in life. The online course is marketed to AGA members and third parties and we receive a royalty for each person who orders the course. The online course first became available in 2014. We have entered into an agreement with Aetna pursuant to which Aetna will offer a group Medicare Supplement to AGA members. In exchange for our endorsement, a license to use our intellectual property and access to the AGA membership, Aetna will pay a royalty to the Company. The agreement requires Aetna to design, price and manage the policies. We are not required to perform any insurance producer services under the Agreement. As of the date of this Report, Aetna is in the process of filing its policy forms with various state insurance departments.

In February 2014, we entered into a marketing agreement with Aetna and Reader’s Digest pursuant to which Reader’s Digest has agreed to endorse and promote the Aetna-issued group Medicare Supplement and other products as the parties may agree to offer in the future. The agreement required Aetna to make a $1 million non-refundable marketing advance against future royalties to us and required us to pay a $1 million royalty advance to Reader’s Digest. Both payments were made in February 2014. For financial statement presentation purposes, the advances received and paid have been reflected on a net basis on our condensed consolidated balance sheet, as both advances will be recognized concurrently in earnings as future royalties are earned.

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

In March 2013, we entered into an alliance with Starr Indemnity & Liability Company, a wholly owned subsidiary of Starr International Company, Inc., under which Starr agreed to provide certain services to us, including developing strategic business and investment relationships and other business consulting services. In exchange for the services, we agreed to pay Starr a monthly fee of $80,000 as well as certain fees to be agreed upon by us and Starr for Starr’s arranging agreements with insurance companies. We also agreed to issue Starr a warrant to acquire up to 25% of our outstanding equity based on the number of shares of our common stock outstanding as of January 8, 2013. The warrant has not yet been issued. The initial term of the Starr Agreement was for one year and automatically renewed in February 2014 and will continue to do so for subsequent one-year periods unless either party terminates the agreement prior to the expiration of the then-current term.

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

Our Ability to Increase Visitor Traffic and Attract and Retain AGA Members. We believe increasing our website traffic and attracting and retaining members to the AGA are important to our success. Specifically, increased website traffic will allow us to generate additional revenue from advertisements. In addition, we hope new visitors to our website will join the AGA. The AGA must attract and retain members in order for us to increase revenue and achieve profitability. We expect to derive revenue in part from the purchase of products and services by AGA members and, potentially, from membership fees. If we are unable to attract and retain AGA members, we may not be able to attract third parties to their promote products and services to AGA members.

Our Ability to Enter into Agreements with Third Parties. We must attract, retain and enter agreements with third parties that generate revenue for the Company. As mentioned above, we expect revenue to be derived, in part, from products and services offered in Grand Deals and from royalties earned by licensing our name and other intellectual property to third parties who we endorse or recommend. If third parties do not find our website or endorsements effective or do not believe that utilizing our website or obtaining our endorsement provides them with increases in customers, revenue or profit, they may not make, or continue to make, their products and services available on our website or seek our endorsement or recommendation.

Market Price and Acceptance of Third Party Products and Services. We expect to derive royalties from third parties who offer their products and services to AGA members. Accordingly, such royalties are dependent on prices charged by these third parties, some of which may be priced too high for market acceptance. Certain products and services, including insurance and financial services, are cyclical in nature and may vary widely based on market conditions so our revenues and profitability can be volatile or remain depressed for significant periods of time.

Competition. We compete with companies in the social networking industry such as Facebook, Twitter and Google and other companies that specifically target the age 50+ market, in particular AARP. These competitors compete with us for visitor traffic, members, advertisers and partners. Many of our competitors have financial and other competitive advantages over us. It is also possible that new competitors may emerge and acquire significant market share.

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

Certain amounts in the 2013 condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current period condensed consolidated financial statements. These reclassifications had no effect on previously reported results.

Results of Operations

Revenue

Revenue for the three months ended March 31, 2014 decreased by $87,584, or 71%, to $35,275 compared to $122,859 for the comparable period in 2013. Revenue for each period was derived primarily from advertisements on our website, with a small component contributed by Grand Deals. The decrease is due, in part, to fewer advertisements placed, with three of our advertisers accounting for $48,000 or 55% of the decrease. The decrease in number of advertisements was due primarily to the non-renewal of branding campaigns that contributed to advertising revenue in the prior year period. In addition, the decrease in revenue was due to a decrease in CPM (cost-per-impression) compared to the prior year period. The decrease in CPM means advertisers paid less in the first quarter of 2014 for advertising on our website than they did in the comparable period in 2013.

We believe the decline in advertising revenue is indicative of the overall digital advertising marketplace and certain industry forces that are affecting online businesses in general. There is a trend toward programmatic ad buying, with the industry moving toward a more automated buy-sell online advertising environment that is dependent on scale. In this environment, websites with lesser traffic have a significantly more difficult task of attracting advertisers. In addition, CPMs in the industry are generally in decline. In an effort to counteract these trends, we believe we will need to increase membership in the AGA, which, in turn, we believe will increase traffic and potentially attract advertising dollars. We also plan to seek partnerships with other content publishers which will allow us to combine our traffic with theirs. We believe this will enable us to increase visibility with automated systems and advertisers in general. We also plan to market directly to advertisers, which may necessitate significant investment to increase our marketing capabilities.

However, due to the attractiveness of our target market to advertisers in general, we remain optimistic about our long-term ability to generate revenue from advertisements in spite of these industry trends. Also, as discussed elsewhere in this Report, we do not expect that advertising revenue will be our sole source of revenue in the long term.

Operating Expenses

Total operating expenses for the three months ended March 31, 2014 decreased by $732,117, or 28%, to $1,915,626 compared to $2,647,743 for the comparable period in 2013. The decrease was due to a reduction in equity-based compensation awards and amortization expense partially offset by increases in consulting, legal and accounting expenses during the first quarter of 2014.

Selling and marketing. Selling and marketing expense for the three months ended March 31, 2014 increased by $6,149, or 7%, to $94,378 compared to $88,229 for the comparable period in 2013.

Salaries. Salary expense for the three months ended March 31, 2014 decreased by $7,512, or 2%, to $484,495 compared to $492,007 for the comparable period in 2013.

Rent. Rent expense for the three months ended March 31, 2014 increased by $2,175, or 5%, to $44,200 compared to $42,025 for the comparable period in 2013.

Accounting, legal, and SEC filing fees. Accounting, legal, and SEC filing fees expense for the three months ended March 31, 2014 increased by $139,045, or 104%, to $272,728 compared to $133,683 for the comparable period in 2013. The increase was due to increases in legal expenses of $65,000 and increases in accounting expenses of $67,000.

Consulting. Consulting expense for the three months ended March 31, 2014 increased by $127,823, or 82%, to $283,658 compared to $155,835 for the comparable period in 2013. The increase was due to payments of consulting fees to Starr for three months in 2014 versus only one month in 2013 offset by the engagement of fewer other consultants in 2014 than in 2013.

Equity-based compensation. Equity-based compensation for the three months ended March 31, 2014 decreased by $919,456, or 67%, to $459,092 compared to $1,378,548 for the comparable period in 2013. The decrease was due to a reduction in stock, options and warrants issued as compensation with one warrant issuance in 2013 accounting for $803,000 of the decrease.

Other general and administrative. Other general and administrative expense for the three months ended March 31, 2014 increased by $37,306, or 29%, to $166,581 compared to $129,275 for the comparable period in 2013 The change was due to increases in commissions of $33,786, travel of $10,751, conferences of $8,298 and transfer agent fees of $6,044, offset by decreases in insurance of $17,448 and licenses of $5,082.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2014 decreased by $117,647, or 52%, to $110,494 compared to $228,141 for the comparable period in 2013. The decrease was due to certain intangibles becoming fully amortized in 2013.

Other Expense

We had other expense of $104,200 for the three months ended March 31, 2014 compared to other expense of $219,516 for the comparable period in 2013. The decrease of $115,316, or 53%, was due to a decrease of $97,207 in interest expense combined with an increase of $18,125 in other income.

Loss from Operations and Net Loss

Loss from operations and net loss for the three months ended March 31, 2014 was $1,984,551 compared to $2,744,400 for the comparable period in 2013, a decrease of $759,849, or 28%.

Liquidity and Capital Resources

As of March 31, 2014, we had unrestricted cash of $243,129. We expect to finance our operations over the next twelve months primarily through our existing cash and offerings of our equity or debt securities or through bank financing. Our operations have not yet generated positive cash flows. To effectively implement our business plan, we will need to obtain additional financing. If we obtain financing, we would expect to accelerate our business plan and increase our advertising and marketing budget, hire additional staff members and increase our office space and operations all of which we believe would result in the generation of revenue and development of our business. We cannot be certain that financing will be available on acceptable terms or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

Recent Capital Raising Efforts

Since January 2013, we have primarily funded our operations through the issuance of our equity and debt securities.

Equity Offerings

During 2013, we entered into securities purchase agreements with several investors pursuant to which we sold, in private transactions, an aggregate of 11,680,000 shares of our common stock and warrants to purchase an aggregate of 2,920,000 shares of our common stock for gross proceeds of $2,920,000. The warrants are exercisable for a period of five years at an exercise price of $0.25 per share, subject to customary adjustments.

Since January 1, 2014 and through the date of this Report, we have sold an aggregate of 5,940,000 shares of our common stock at a price per share of $0.25 in separate private transactions with several accredited investors for an aggregate purchase price of $1,485,000. In connection with such sales, we issued five-year warrants to purchase an aggregate of 1,485,000 shares of our common stock at an exercise price of $0.25 per share, subject to customary adjustments.

Debt Issuances

In December 2012 ($850,000), January 2013 ($50,000) and February 2013 ($50,000), we issued an aggregate of $950,000 of 12% secured convertible promissory notes (the “Original Bridge Notes”) and warrants to purchase an aggregate of 950,000 shares of our common stock (the “Original Bridge Warrants”) in a private offering to accredited investors (the “Original Investors”). On May 31, 2013 (the “Effective Date”), the Original Investors transferred, in separate transactions, all of their respective rights, title and interest in the Original Bridge Notes to a third party (the “Current Holder”) pursuant to various note purchase agreements by and between each Original Investor and the Current Holder. Also on the Effective Date, and immediately following the Current Holder’s purchase of the Original Bridge Notes, we entered into an Amended and Restated Note Purchase Agreement with the Current Holder pursuant to which all of the Original Bridge Notes were automatically deemed null and void. In addition, we issued to the Current Holder a convertible promissory note, which was subsequently amended and restated (the “New 12% Convertible Note”), in the original principal amount of $1,002,800, which amount reflected the outstanding principal amount and unpaid accrued interest due under the Original Bridge Notes on the Effective Date. The New 12% Convertible Note was unsecured and accrued interest at the rate of 12% per annum and was to mature on June 2, 2014 (the “Maturity Date”). On April 4, 2014, we entered into a Note Conversion Agreement with the Current Holder pursuant to which the Current Holder agreed to convert $1,223,795 in principal and interest due thereunder, as calculated through the Maturity Date, into 6,526,908 shares of common stock based at the conversion price set forth in the New 12% Convertible Note.

In February 2013, we entered into promissory notes (the “February Notes”) with each of Steven Leber, our Chairman and Co-Chief Executive Officer, Joseph Bernstein, our Co-Chief Executive Officer, Chief Financial Officer and Treasurer, Dr. Robert Cohen, a member of our Board of Directors, and Mel Harris, a current security holder of and advisor to the Company, evidencing loans made by each lender to us to fund operations. Each promissory note was issued in the original principal amount of $100,000. Accordingly, we received an aggregate of $400,000 from the lenders upon issuance of the February Notes. The February Notes are unsecured, accrue interest at a rate of 10% per annum and mature on the earlier of June 30, 2014 or the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds of $1,500,000. In connection with the issuance of the February Notes, we issued to each lender a five-year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share.

In June 2013, we entered into demand promissory notes with each of Messrs. Leber and Harris and Dr. Cohen. Each demand promissory note was issued in the original principal amount of $25,000. Accordingly, we received an aggregate of $75,000 from the lenders upon issuance of these demand promissory notes. The demand promissory notes were unsecured, accrued interest at a rate of 10% per annum and were payable upon demand by the lender. In July 2013, the demand promissory notes were repaid in full upon demand of the lenders.

In January 2014, we entered into demand promissory notes with each of Messrs. Leber, Lazarus and Harris. Each demand promissory note was issued in the original principal amount of $25,000. Accordingly, we received an aggregate of $75,000 from the lenders upon issuance of these demand promissory notes. The demand promissory notes are unsecured, accrue interest at a rate of 10% per annum and are payable upon demand by the lender.

Other Indebtedness

In addition to the debt instruments described above, we have promissory notes outstanding in favor of Mr. Leber in the principal amount of $78,543 (the “Leber Note”), Mr. Bernstein in the principal amount of $78,543 (the “Bernstein Note”), Meadows Capital, LLC, which is an entity controlled by Dr. Cohen, in the principal amount of $308,914 (the “Meadows Note”) and Leber-Bernstein Group, LLC, which is an entity controlled by Messrs. Leber and Bernstein, in the principal amount of $612,500 (the “LBG Note”). Such promissory notes reflect indebtedness assumed by us in connection with the reverse acquisition with our predecessor in February 2012. Each of these promissory notes accrue interest at the rate of 5% per annum and mature upon the earlier of (i) the Company having EBITDA of at least $2,500,000 as reflected on its quarterly or annual financial statements filed with the SEC, or (ii) the Company closing a financing with gross proceeds to the Company of at least $10,000,000. Payment of these notes is guaranteed by GP.com Holding Company, LLC, our principal shareholder. In addition, payment of the Meadows Note is guaranteed by Messrs. Leber and Bernstein. The Leber Note, Bernstein Note and LBG Note are subordinate in right of payment to the Meadows Note and rank pari passu with each other. The Meadows Note is secured by a first priority security interest in the assets of GP.com Holding Company, LLC.

Cash Flow

Net cash flow from operating, investing and financing activities for the periods below were as follows:

	Three Months Ended March 31,
	2014	2013
Cash provided by (used in):
Operating Activities	$(897,548)	$(695,816)
Investing Activities	(78,629)	(12,543)
Financing Activities	1,160,000	650,000
Net increase (decrease) in cash:	$183,823	$(58,359)

Cash Used In Operating Activities

For the three months ended March 31, 2014, net cash used in operating activities of $897,548 consisted of net loss of $1,984,551 offset by ($682,950) in non-cash adjustments for depreciation, amortization, equity-based compensation, issuance of common stock for services, and gains on settlement of liabilities, combined with ($404,053) in cash provided by changes in working capital and other activities.

For the three months ended March 31, 2013, net cash used in operating activities of $695,816 consisted of net loss of $2,744,400, offset by non-cash adjustments for amortization of warrants related to bridge notes payable ($170,123), depreciation and amortization ($228,141) and equity-based compensation ($1,378,548), combined with ($271,772) in cash provided by changes in working capital and other activities.

Cash Used In Investing Activities

For the three months ended March 31, 2014, the net cash used in investing activities of $78,629 was entirely for website development.

For the three months ended March 31, 2013, the net cash used in investing activities of $12,543 was for development of intangible assets.

Cash Provided By Financing Activities

For the three months ended March 31, 2014, net cash provided by financing activities of $1,160,000 consisted of $1,085,000 in proceeds from private placements and $75,000 from loans and short-term advances.

For the three months ended March 31, 2013, net cash provided by financing activities of $650,000 consisted of $100,000 from the issuance and sale of Original Bridge Notes, $400,000 from the issuance of the February Notes and $150,000 in proceeds from the sale of stock to be issued.

Off-Balance Sheet Arrangements

As discussed above, in March 2013, we entered into a strategic alliance agreement with Starr Indemnity & Liability Company under which Starr provides certain services to us. We have agreed to issue to Starr a warrant to acquire up to 25% of our outstanding equity as of January 8, 2013 (21,438,954 shares of our common stock, subject to certain customary adjustments). The exercise price of the warrant will be $0.05 per share, subject to certain customary adjustments. The warrant will vest as follows: (i) one-fourth of the warrant will vest upon issuance, and (ii) the unvested portion of the warrant will vest in three equal annual installments, which was to commence on March 1, 2014, provided, that the unvested portion of the warrant will immediately cease to vest upon the termination or expiration of the strategic alliance agreement. The warrant has not yet been issued, as issuance of the warrant is contingent upon certain conditions precedent. The fair value of the warrant is $5,179,651, which will be recorded when issued, and will be charged to expense over the term of the strategic alliance agreement.

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

Currently there are no material legal proceedings pending against us. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business

Item 1A.	Risk Factors.

The risks described in Part I, Item 1A, “Risk Factors” in our Annual Report could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. For the three months ended March 31, 2014, there are no material changes in our risk factors as previously described in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Reference is made to our Current Reports on Form 8-K dated February 13, 2014 (filed on February 21, 2014) and April 4, 2014 (filed on April 10, 2014) for information regarding unregistered sales of equity securities during the period covered by this Report.

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

Exhibit Number	Description
10.1	Form of First Amendment to February 2013 Promissory Notes [Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2013 filed with the SEC on April 10, 2014]
10.2	Form of January 2014 Demand Promissory Note [Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2013 filed with the SEC on April 10, 2014]
10.3	Third Party Agreement by and among Grandparents.com, Inc., Aetna Life Insurance Company and Reader’s Digest [Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2013 filed with the SEC on April 10, 2014] (1)
10.4	Amendment to Employment Agreement dated as of March 1, 2014 by and between Grandparents.com, Inc. and Matthew Schwartz [Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2013 filed with the SEC on April 10, 2014]
10.5 *	Warrant issued to Matthew Schwartz dated March 15, 2014
10.6 *	Form of Second Amendment to February 2013 Promissory Notes
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS ***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Schema
101.CAL ***	XBRL Taxonomy Calculation Linkbase
101.DEF ***	XBRL Taxonomy Definition Linkbase
101.LAB ***	XBRL Taxonomy Label Linkbase
101.PRE ***	XBRL Taxonomy Presentation Linkbase

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

Dated: May 15, 2014	GRANDPARENTS.COM, INC.

/s/ Steven E. Leber
Steven E. Leber
Co-Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph Bernstein
Joseph Bernstein
Co-Chief Executive Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

