Form 10-Q/A
period 2014-03-31
GRANDPARENTS.COM, INC.
filed 2014-08-19
CIK 1020475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO.1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Grandparents.com, Inc. (the “Company”) for the three months ended March 31, 2014, as filed with the Securities and Exchange Commission on May 15, 2014 (the “Original 10-Q”), and restates its unaudited consolidated financial statements as of and for the three months ended March 31, 2014 and the notes thereto and related disclosure. As a result, the unaudited consolidated financial statements included in the Original 10-Q should not be relied upon.

The Company is amending the Original 10-Q and restating its unaudited consolidated financial statements for the three months ended March 31, 2014 and related disclosures in order to reflect corrections in its accounting for (i) share-based payment transactions with non-employees and (ii) deferred revenue and prepaid expenses related to a marketing agreement.

Specifically, on January 8, 2013, the Company and Starr Indemnity & Liability Company (“Starr”) entered into a Strategic Alliance Agreement (the “Initial Starr Agreement”), which agreement was amended as of April 11, 2013 (the “Starr Amendment”; the Starr Amendment and the Initial Starr Agreement are collectively referred to as the “Starr Agreement”). Pursuant to the Starr Agreement, Starr provides certain services to the Company, including developing strategic business and investment relationships for the Company and providing business consulting services to the Company and in exchange for such services, pursuant to the Starr Amendment, the Company committed to compensate Starr, in part, by the issuance of a warrant to purchase up to 21,438,954 shares of the Company’s common stock. Upon further evaluation of the transactions contemplated by the Starr Amendment, the Company has concluded that equity-based compensation expense and prepaid expense should have been recorded in relation to the warrant. Although the warrant has not been issued, the material warrant terms including exercise price, vesting and term, and the required services to be performed in exchange for the warrant were included in the Starr Amendment. The principal effects of not recording such expenses from the date the obligation to issue the warrant arose include an understatement of equity-based compensation expense, net loss and net loss per share in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2014 and an understatement of prepaid expenses, total assets, additional paid-in capital, accumulated deficit and total stockholders’ equity in the unaudited condensed consolidated balance sheet as of March 31, 2014.

In addition, on February 13, 2014, the Company, Aetna Life Insurance Company (“Aetna”) and Reader’s Digest Financial Services, Inc. (“Reader’s Digest”) entered into a marketing agreement pursuant to which Reader’s Digest agreed to endorse and promote the Aetna-issued group Medicare Supplement and other products as the parties may agree to offer in the future. The marketing agreement required Aetna to make a $1,000,000 non-refundable marketing advance against future royalties to the Company and required the Company to pay a $1,000,000 royalty advance to Reader’s Digest. Both payments were made in February 2014. For financial statement presentation purposes, the advances received and paid were reflected on a “net” basis on the unaudited condensed consolidated balance sheet for March 31, 2014 included in the Original 10-Q. Upon further evaluation of such transactions, the Company has concluded that deferred revenue and prepaid expenses related to the advances received and paid should have been reflected on the unaudited condensed consolidated balance sheet for March 31, 2014 on a “gross” basis. The principal effects of not reflecting the transactions on a “gross” basis include an understatement of prepaid expenses, total assets, deferred revenue and total liabilities in the unaudited condensed consolidated balance sheet as of March 31, 2014.

The unaudited consolidated financial statements and the notes thereto included herein have been restated to correct the errors described above and conforming changes to the disclosures under Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been made to reflect these restatements. In addition, the Company has included new certifications of its officers pursuant to Sections 302 and 906 of the Sarbanes Oxley Act with this Amendment No. 1.

For convenience, this Amendment No. 1 sets forth the Original 10-Q, as modified where necessary to reflect the restatements and revisions described above. Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original 10-Q and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment No. 1 speaks only as of the date the Original 10-Q was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original 10-Q or to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q, including any amendment to those filings.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited) (Restated)
ASSETS
Current assets:
Cash	$243,129	$59,306
Restricted cash	-	40,000
Accounts receivable	26,292	63,796
Prepaid expenses	2,799,084	71,339
Total current assets	3,068,505	234,441

Property and equipment, net	68,894	71,187

Other assets:
Security deposits	43,701	3,701
Intangibles, net	3,900,912	3,930,484
Total other assets	3,944,613	3,934,185

Total assets	$7,082,012	$4,239,813

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,800,335	$1,526,892
Accrued expenses	315,861	295,880
Deferred revenue	1,000,000	-
Deferred officer salary	397,500	306,250
Notes payable	1,453,500	1,378,500
Convertible bridge notes, net	1,068,811	1,008,447
Total current liabilities	6,036,007	4,515,969

Total liabilities	6,036,007	4,515,969

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 350,000,000 shares authorized,
103,664,985 and 99,219,304 issued and outstanding at March 31, 2014
and December 31, 2013, respectively	1,036,647	992,190
Additional paid-in capital	28,114,100	23,930,160
Accumulated deficit	(28,104,742)	(25,198,506)
Total stockholders’ equity (deficit)	1,046,005	(276,156)

Total liabilities and stockholders’ equity (deficit)	$7,082,012	$4,239,813

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(Restated)
Revenue:
Advertising revenue	$35,275	$122,859
Total revenue	35,275	122,859

Operating Expenses:
Selling and marketing	94,378	88,229
Salaries	484,495	492,007
Rent	44,200	42,025
Accounting, legal, SEC filing fees	272,728	133,683
Consulting	283,658	155,835
Equity-based compensation	1,380,777	1,378,548
Other general and administrative	166,581	129,275
Depreciation and amortization	110,494	228,141
Total operating expenses	2,837,311	2,647,743

Other income (expense):
Interest income	6	22
Interest expense	(122,331)	(219,538)
Other income, net	18,125	-

Total other expense	(104,200)	(219,516)

Net loss from operations before income tax	(2,906,236)	(2,744,400)

Provision for income tax	-	-

Net loss	$(2,906,236)	$(2,744,400)

Net loss per share-basic and diluted	$(0.03)	$(0.03)

Weighted average common shares outstanding, basic and diluted	100,526,887	86,255,814

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2014	2013
	(Restated)
Cash flows from Operating activities:
Net loss	$(2,906,236)	$(2,744,400)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	110,494	228,141
Equity-based compensation	459,092	1,378,548
Prepaid consulting expense	921,685	-
Issuance of common stock for services	34,875	-
Amortization of discount on bridge notes payable	60,364	170,123
Gain on settlement of accounts payable	18,125	-
(Increase) decrease in:
Accounts receivable, net	37,504	(57,044)
Other receivable	-	6,619
Prepaid expenses	(1,000,000)	21,641
Increase (decrease) in:
Accounts payable	255,318	240,103
Accrued expenses	19,981	(58,297)
Deferred officer salary	91,250	118,750
Advance receipts towards future royalties	1,000,000	-
Net cash used in Operating activities	(897,548)	(695,816)

Cash flows from Investing activities:
Development of intangible assets	(78,629)	(12,543)
Net cash used in Investing activities	(78,629)	(12,543)

Cash flows from Financing activities:
Proceeds from sales of securities in private placements, net	1,085,000	150,000
Proceeds from loans and short-term advances	75,000	500,000
Net cash provided by Financing activities	1,160,000	650,000

Net increase (decrease) in cash	183,823	(58,359)
Cash, beginning of period	59,306	249,116
Cash, end of period	$243,129	$190,757

Supplemental cash flow information:
Income taxes paid	$-	$-
Cash paid for interest	$-	$3,750
Settlement of liabilities via issuance of equity	$29,090	$-

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

3. Restatement of Previously Issued Financial Statements

The following tables contain restated quarterly financial data for the three months ended March 31, 2014. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future periods.

The Company is amending the Original 10-Q and restating its unaudited consolidated financial statements for the three months ended March 31, 2014 and related disclosures in order to reflect corrections in its accounting for (i) share-based payment transactions with non-employees and (ii) deferred revenue and prepaid expenses related to a marketing agreement.

Specifically, on January 8, 2013, the Company and Starr Indemnity & Liability Company (“Starr”) entered into a Strategic Alliance Agreement (the “Initial Starr Agreement”), which agreement was amended as of April 11, 2013 (the “Starr Amendment”; the Starr Amendment and the Initial Starr Agreement are collectively referred to as the “Starr Agreement”). Pursuant to the Starr Agreement, Starr provides certain services to the Company, including developing strategic business and investment relationships for the Company and providing business consulting services to the Company and in exchange for such services, pursuant to the Starr Amendment, the Company committed to compensate Starr, in part, by the issuance of a warrant to purchase up to 21,438,954 shares of the Company’s common stock. Upon further evaluation of the transactions contemplated by the Starr Amendment, the Company has concluded that equity-based compensation expense and prepaid expense should have been recorded in relation to the warrant. Although the warrant has not been issued, the material warrant terms including exercise price, vesting and term, and the required services to be performed in exchange for the warrant were included in the Starr Amendment. The principal effects of not recording such expenses from the date the obligation to issue the warrant arose include an understatement of equity-based compensation expense, net loss and net loss per share in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2014 and an understatement of prepaid expenses, total assets, additional paid-in capital, accumulated deficit and total stockholders’ equity in the unaudited condensed consolidated balance sheet as of March 31, 2014.

In addition, on February 13, 2014, the Company, Aetna Life Insurance Company (“Aetna”) and Reader’s Digest Financial Services, Inc. (“Reader’s Digest”) entered into a marketing agreement pursuant to which Reader’s Digest agreed to endorse and promote the Aetna-issued group Medicare Supplement and other products as the parties may agree to offer in the future. The marketing agreement required Aetna to make a $1,000,000 non-refundable marketing advance against future royalties to the Company and required the Company to pay a $1,000,000 royalty advance to Reader’s Digest. Both payments were made in February 2014. For financial statement presentation purposes, the advances received and paid were reflected on a “net” basis on the unaudited condensed consolidated balance sheet for March 31, 2014 included in the Original 10-Q. Upon further evaluation of such transactions, the Company has concluded that deferred revenue and prepaid expenses related to the advances received and paid should have been reflected on the unaudited condensed consolidated balance sheet for March 31, 2014 on a “gross” basis. The principal effects of not reflecting the transactions on a “gross” basis include an understatement of prepaid expenses, total assets, deferred revenue and total liabilities in the unaudited condensed consolidated balance sheet as of March 31, 2014.

Effect on Condensed Consolidated Balance Sheet March 31, 2014

	As Previously Reported	Adjustments	Restated

Prepaid expenses	$65,554	$2,733,530	$2,799,084
Total current assets	334,975	2,733,530	3,068,505

Total assets	$4,348,482	$2,733,530	$7,082,012

Deferred Revenue	$-	$1,000,000	$1,000,000
Total current liabilities	5,036,007	1,000,000	6,036,007

Total liabilities	5,036,007	1,000,000	6,036,007

Additional Paid in Capital	25,458,885	2,655,215	28,114,100
Accumulated Deficit	(27,183,057)	(921,685)	(28,104,742)
Total stockholders’ deficit	(687,525)	1,733,530	1,046,005

Total liabilities and stockholders’ deficit	$4,348,482	$2,733,530	$7,082,012

Effect on Condensed Consolidated Statement of Operations for the Three Months Ended

March 31, 2014

	As Previously Reported	Adjustments	Restated

Equity-based compensation	$459,092	$921,685	$1,380,777
Total operating expenses	1,915,626	921,685	2,837,311

Net loss from operations before income tax	(1,984,551)	(921,685)	(2,906,236)
Net loss	$(1,984,551)	$(921,685)	$(2,906,236)

Net loss per share-basic and diluted	$(0.02)	$(0.01)	$(0.03)

Effect on Condensed Consolidated Statement of Cash Flows for the Three Months Ended

March 31, 2014

	As Previously Reported	Adjustments	Restated

Net loss	$(1,984,551)	$(921,685)	$(2,906,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid consulting expense	-	921,685	921,685
Prepaid expenses	-	(1,000,000)	(1,000,000)
Advance payments toward future royalties	(1,000,000)	1,000,000	-
Net cash used in Operating activities	$(897,548)	$-	$(897,548)

4. Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred a net loss of approximately $2.9 million and used approximately $900,000 in cash for operating activities during the three-months ended March 31, 2014. Without additional capital from existing or outside investors or further financing, the Company’s ability to continue to implement its business plan may be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

5. Intangible Assets

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
$3,900,912

6. Notes Payable

12% Convertible Notes

In December 2012, January 2013 and February 2013, the Company issued five (5) separate 12% Secured Convertible Notes totaling $950,000 (the “Original 12% Secured Convertible Notes”) pursuant to a note purchase agreement dated December 7, 2012 (the “Original Note Purchase Agreement”). All of the Original 12% Secured Convertible Notes accrued interest at 12% per annum. The Original 12% Secured Convertible Notes were contingently convertible into shares of the Company’s common stock at a conversion price of 75% of the price per share issued by the Company in a Qualified Financing (defined as an equity financing of not less than $7,000,000). The difference between the effective conversion price of the Original 12% Secured Convertible Notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the Original 12% Secured Convertible Notes, resulted in a beneficial conversion feature in the amount of $287,500. In accordance with ASC 470-20, because the Original 12% Secured Convertible Notes were convertible upon the occurrence of a contingent future event (the Qualified Financing), the contingent beneficial conversion feature has been measured at the issuance date, but is not reflected in the consolidated financial statements until the occurrence of the contingent event.

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

7. Stockholders’ Equity

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

8. Stock Based Compensation

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

In April 2013, the Company committed to issuing Starr a warrant to acquire up to 21,438,951 shares of its common stock, subject to certain customary adjustments which vests one-fourth (1/4th) of the warrant shares upon issuance and the remaining portion of the warrant shares in three equal annual installments on March 1, 2014, 2015 and 2016, provided, however, that the warrant shall automatically cease to vest upon termination or expiration of the Agreement. The warrant has not yet been issued and is not included in the warrant activity table. However, the fair values of the first one-fourth (5,359,738 shares) and the second one-fourth (5,359,738 shares) were calculated using Black-Scholes as $766,443 and $1,888,772, respectively. The $766,443 was expensed in March 2014 and the $1,888,772 is being expensed over the period March 1, 2014 thru February 28, 2015, its requisite service period.

10. Income Taxes

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

On January 8, 2013, the Company entered into a Strategic Alliance Agreement (the “Starr Agreement”) with Starr Indemnity & Liability Company (“Starr”), a wholly owned subsidiary of Starr International Company, Inc., under which Starr agreed to provide certain services to the Company, including developing strategic business and investment relationships for the Company and providing business consulting services to the Company. In exchange for the services, the Company agreed to pay Starr a monthly fee of $80,000 during the term of the Starr Agreement, which commenced on March 1, 2013, as well as fees to be agreed upon by the Company and Starr for Starr’s arranging agreements with insurance companies. On March 1, 2014, the Starr Agreement automatically renewed for a one-year period and will automatically renew for subsequent one-year periods each year thereafter unless either party terminates the agreement prior to the expiration of the then-current term. The Starr Agreement was amended in April, 2013 at which time, we committed to issuing Starr a warrant to acquire up to 21,438,951 shares of our common stock, subject to certain customary adjustments which vests one-fourth (1/4th) of the warrant shares upon issuance and the remaining portion of the warrant shares in three equal annual installments on March 1, 2014, 2015 and 2016, provided, however, that the warrant shall automatically cease to vest upon termination or expiration of the Agreement (see Note 9).

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

In February 2014, the Company entered into a marketing agreement with Aetna and Reader’s Digest (“RD”) pursuant to which RD has agreed to endorse and promote the Aetna-issued group Medicare Supplement and other products as the parties may agree to offer in the future. The agreement required Aetna to make a $1 million non-refundable marketing advance against future royalties to the Company and required the Company to pay a $1 million royalty advance to RD. Both payments were made in February 2014. For financial statement presentation purposes, the advances received have been reflected in deferred revenue and advances paid have been reflected in prepaid expenses on the condensed consolidated balance sheet. Both advances will be recognized concurrently in earnings as future royalties are earned.

12. Concentrations

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

13. Subsequent Events

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

Like most developing companies, we face substantial financial challenges particularly in regard to revenue generation, cost control and capital requirements. Revenue for the three months ended March 31, 2014 was $35,275, which reflected a decrease of $87,584, or 71%, compared to revenue of $122,859 for the comparable period in 2013. The decrease is due in part to fewer ads placed by several advertisers. We increased our total operating expenses by $189,568, or 7%, to $2,837,311 for the three months ended March 31, 2014 compared to $2,647,743 for the comparable period in 2013 mainly as a result of increases in consulting, accounting and legal expenses offset by a decrease in amortization expense. We increased our net loss by $161,836, or 6%, to $2,906,236 for the three months ended March 31, 2014 compared to $2,744,400 in for the comparable period in 2013.

We used $897,548 and $78,629 in cash for operating and investing activities, respectively, during the three months ended March 31, 2014, offset by $1,160,000 in cash provided by financing activities during this period. We had a working capital deficit of $2,967,502 as of March 31, 2014. We continue to seek capital to fund ongoing operations. During the first quarter of 2014, we raised $1,085,000 from the issuance of our common stock and warrants to accredited investors in private placement transactions. Going forward, we will need to raise significant capital in order to successfully implement our business plans. See “Liquidity and Capital Resources” below for additional information regarding our capital raising activities and use of cash.

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

In February 2014, we entered into a marketing agreement with Aetna and Reader’s Digest pursuant to which Reader’s Digest has agreed to endorse and promote the Aetna-issued group Medicare Supplement and other products as the parties may agree to offer in the future. The agreement required Aetna to make a $1 million non-refundable marketing advance against future royalties to us and required us to pay a $1 million royalty advance to Reader’s Digest. Both payments were made in February 2014. For financial statement presentation purposes, the advances received have been reflected in deferred revenue and advances paid have been reflected in prepaid expenses on our condensed consolidated balance sheet. Both advances will be recognized concurrently in earnings as future royalties are earned.

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

In January 2013, we entered into an alliance agreement (the “Starr Agreement”) with Starr Indemnity & Liability Company (“Starr”), a wholly owned subsidiary of Starr International Company, Inc., under which Starr agreed to provide certain services to us, including developing strategic business and investment relationships and other business consulting services. In exchange for the services, we agreed to pay Starr a monthly fee of $80,000 as well as certain fees to be agreed upon by us and Starr for Starr’s arranging agreements with insurance and finance companies. The Starr Agreement was amended in April 2013, pursuant to which we committed to issuing Starr a warrant to acquire up to 21,438,951 shares of our common stock, subject to certain customary adjustments which vests one-fourth (1/4th) of the warrant shares upon issuance and the remaining portion of the warrant shares in three equal annual installments on March 1, 2014, 2015 and 2016, provided, however, that the warrant shall automatically cease to vest upon termination or expiration of the Starr Agreement. The warrant has not yet been issued. The initial term of the Starr Agreement was for one year and automatically renewed on March 1, 2014 and will continue to do so for subsequent one-year periods unless either party terminates the Starr Agreement prior to the expiration of the then-current term.

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

We believe the decline in advertising revenue is indicative of the overall digital advertising marketplace and certain industry forces that are affecting online businesses in general. There is a trend toward programmatic ad buying, with the industry moving toward a more automated buy-sell online advertising environment that is dependent on scale. In this environment, websites with lesser traffic have a significantly more difficult task of attracting advertisers. In addition, CPMs in the industry are generally in decline. In an effort to counteract these trends, we believe we will need to increase membership in the AGA, which, in turn we believe will increase traffic and potentially attract advertising dollars. We also plan to seek partnerships with other content publishers which will allow us to combine our traffic with theirs. We believe this will enable us to increase visibility with automated systems and advertisers in general. We also plan to market directly to advertisers, which may necessitate significant investment to increase our marketing capabilities.

However, due to the attractiveness of our target market to advertisers in general, we remain optimistic about our long-term ability to generate revenue from advertisements in spite of these industry trends. Also, as discussed elsewhere in this Report, we do not expect that advertising revenue will be our sole source of revenue in the long term.

Operating Expenses

Total operating expenses for the three months ended March 31, 2014 increased by $189,568, or 7%, to $2,837,311 compared to $2,647,743 for the comparable period in 2013. The increase was due to increases in consulting, legal and accounting expenses partially offset by a decrease in amortization expense during the first quarter of 2014.

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

Equity-based compensation. Equity-based compensation for the three months ended March 31, 2014 increased by $2,229, or 0%, to $1,380,777 compared to $1,378,548 for the comparable period in 2013. The increase was due to a net increase in stock, options and warrants expensed as compensation, mainly non-cash compensation to Starr of $921,658 and expense for one 2014 option of $54,510 accounting for increases of $976,168 offset by one 2013 warrant and one issuance of shares of services accounting for decreases of $953,000.

As discussed above, in April, 2013, we entered into an amendment to the Starr Agreement under which Starr provides certain services to us. We committed to issuing to Starr a warrant to acquire up to 21,438,954 shares of our common stock, subject to certain customary adjustments, at an exercise price of the warrant of $0.05 per share, subject to certain customary adjustments. The warrant will vest as follows: (i) one-fourth of the warrant will vest upon issuance, and (ii) the unvested portion of the warrant will vest in three equal annual installments on the anniversary of the March 1, 2014, 2015 and 2016, provided, that the unvested portion of the warrant will immediately cease to vest upon the termination or expiration of the Starr Agreement. 5,359,739 warrants were deemed to have vested upon the issuance of the amended Starr Agreement (valued at $766,443 using the Black Scholes method and have been fully expensed) and 5,359,739 warrants were deemed to have vested on March 1, 2014 (valued at $1,888,772 using the Black Scholes method and are being ratably charged to expense over the one-year period commencing March 1, 2014). The warrant has not yet been issued, as issuance of the warrant is contingent upon certain conditions precedent. The remaining fair value of the warrant will be determined as each installment vests and will be expensed over the respective annual installment period.

Other general and administrative. Other general and administrative expense for the three months ended March 31, 2014 increased by $37,306, or 29%, to $166,581 compared to $129,275 for the comparable period in 2013 The change was due to increases in commissions of $33,786, travel of $10,751, conferences of $8,298 and transfer agent fees of $6,044 offset by decreases in insurance of $17,448 and licenses of $5,082.

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

Net Loss

Net loss for the three months ended March 31, 2014 was $2,906,236 compared to $2,744,400 for the comparable period in 2013, an increase of $161,836, or 6%.

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

Cash Used In Operating Activities

For the three months ended March 31, 2014, net cash used in operating activities of $897,548 consisted of net loss of $2,906,236 offset by ($3,338,165) in non-cash adjustments for depreciation, amortization, equity-based compensation, issuance of common stock for services, and gains on settlement of liabilities, combined with $1,329,477 in cash used for changes in working capital and other activities.

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

None.

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

As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was carried out under the supervision and with the participation of management, including our principal executive officers and principal financial officer. Based upon that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report due to material weaknesses in our internal control over financial reporting. The material weaknesses primarily consisted of the following: (i) we do not have written documentation of our internal control policies and procedures; (ii) we do not have sufficient segregation of duties within accounting functions; (iii) we do not have adequate staff and supervision within our accounting function; and (iv) we lack a sufficient process for periodic financial reporting, including timely preparation and review of financial reports and statements which resulted in a restatement of the Company’s interim financial statements.

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

The risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. For the three months ended March 31, 2014, there are no material changes in our risk factors as previously described in our Annual Report.

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

Exhibit Number	Description
10.1	Form of Amendment to February 2013 Promissory Notes [Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2013 filed with the SEC on April 10, 2014]
10.2	Form of January 2014 Demand Promissory Note [Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2013 filed with the SEC on April 10, 2014]
10.3	Third Party Agreement by and among Grandparents.com, Inc., Aetna Life Insurance Company and Reader’s Digest [Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2013 filed with the SEC on April 10, 2014] (1)
10.4	Amendment to Employment Agreement dated as of March 1, 2014 by and between Grandparents.com, Inc. and Matthew Schwartz [Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2013 filed with the SEC on April 10, 2014]
10.5 *	Warrant issued to Matthew Schwartz dated March 15, 2014
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS ***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Schema
101.CAL ***	XBRL Taxonomy Calculation Linkbase
101.DEF ***	XBRL Taxonomy Definition Linkbase
101.LAB ***	XBRL Taxonomy Label Linkbase
101.PRE ***	XBRL Taxonomy Presentation Linkbase

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

Dated: August 19, 2014	GRANDPARENTS.COM, INC.

/s/ Steven E. Leber
Steven E. Leber
Chief Executive Officer
(Principal Executive Officer)

/s/ Riaz Latifullah
Riaz Latifullah
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

