Form 10-Q
period 2014-06-30
GRANDPARENTS.COM, INC.
filed 2014-08-19
CIK 1020475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes  ☐  No  ☒

As of July 30, 2014, there were 119,807,029 shares of the registrant’s common stock, $.01 par value per share, outstanding.

GRANDPARENTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q (this “Report”) or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. In some cases, forward-looking statements may contain terms such as “anticipates,” “believes,” “seeks,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “will,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; relationships with our marketing partners and AGA members; demand for our website and changes in AGA membership ranks; financial resources and condition; changes in revenues; changes in profitability; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; the ability to produce the liquidity or enter into agreements to acquire the capital necessary to continue our operations and take advantage of opportunities; legal proceedings and claims. Forward-looking statements reflect our current views with respect to future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” contained herein and in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on April 10, 2014. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$583,535	$59,306
Restricted cash	-	40,000
Accounts receivable	34,097	63,796
Prepaid expenses	2,388,174	71,339
Total current assets	3,005,806	234,441

Property and equipment, net	35,584	71,187

Other assets:
Security deposits	47,501	3,701
Intangibles, net	3,860,600	3,930,484
Total other assets	3,908,101	3,934,185

Total assets	$6,949,491	$4,239,813

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,715,265	$1,526,892
Accrued expenses	324,094	295,880
Deferred revenue	1,000,000	-
Deferred officer salary	243,125	306,250
Notes payable	1,374,957	1,378,500
Convertible bridge notes, net	-	1,008,447
Total current liabilities	4,657,441	4,515,969

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 0 issued and outstanding at June 30, 2014	-
Common stock, $0.01 par value, 350,000,000 shares authorized, 118,589,382 and 99,219,304 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,185,894	992,190
Additional paid-in capital	32,349,707	23,930,160
Accumulated deficit	(31,243,551)	(25,198,506)
Total stockholders’ equity (deficit)	2,292,050	(276,156)

Total liabilities and stockholders’ equity (deficit)	$6,949,491	$4,239,813

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Advertising revenue	$57,346	$134,154	$92,621	$257,013
Total revenue	57,346	134,154	92,621	257,013

Operating expenses:
Selling and marketing	70,783	51,824	165,161	140,053
Salaries	569,054	400,637	1,053,549	892,644
Rent	44,200	42,075	88,400	84,100
Accounting, legal and filing fees	347,637	252,664	620,365	386,347
Consulting	304,510	284,773	588,168	440,608
Equity-based compensation	1,321,377	689,200	2,702,154	2,067,748
Other general and administrative	118,070	183,677	284,651	312,952
Depreciation and amortization	129,257	148,718	239,751	376,859
Total operating expenses	2,904,888	2,053,568	5,742,199	4,701,311

Other income (expense):
Interest income (expense), net	(281,267)	(197,110)	(403,592)	(416,626)
Other income (expense), net	(10,000)	-	8,125	-

Total other expense	(291,267)	(197,110)	(395,467)	(416,626)

Net loss	$(3,138,809)	$(2,116,524)	$(6,045,045)	$(4,860,924)

Net loss per share-basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.06)

Weighted average common shares outstanding, basic and diluted	111,830,785	88,279,760	106,210,062	87,267,787

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from Operating activities:
Net loss	$(6,045,045)	$(4,860,924)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	239,751	376,859
Equity-based compensation	1,309,569	2,067,748
Prepaid consulting expense	1,392,584	-
Issuance of common stock for services	46,875	-
Amortization of discount on bridge notes payable	60,364	309,430
Gain on settlement of accounts payable	8,125	-
Accounts receivable, net	29,699	(39,034)
Other receivable	-	5,482
Prepaid expenses	(69,574)	(58,359)
Accounts payable	201,217	284,217
Accrued expenses	335,021	36,873
Deferred officer salary	241,875	231,250
Advance receipts towards future royalties	1,000,000	-
Net cash used in Operating activities	(2,249,539)	(1,646,458)

Cash flows from Investing activities:
Capitalized website development costs	(155,232)	(14,143)
Purchase of property and equipment	-	(915)
Net cash used in Investing activities	(155,232)	(15,058)

Cash flows from Financing activities:
Proceeds from private placement, net	2,854,000	985,000
Proceeds from loans and short-term advances	75,000	575,000
Net cash provided by Financing activities	2,929,000	1,560,000

Net increase (decrease) in cash	524,229	(101,516)
Cash, beginning of period	59,306	249,116
Cash, end of period	$583,535	$147,600

Supplemental cash flow information:
Fair value of warrants charged to capital	$2,655,215	-
Interest expense charged to capital	$135,411	-
Cash paid for interest	$-	$5,000
Settlement of liabilities via issuance of equity	$604,660	$86,586
Conversion of convertible bridge notes to equity	$1,002,800	$-
Cashless exercise of warrants	$598	$-
Conversion of accrued interest to convertible bridge notes	$-	$52,800

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

Grandparents.com, Inc., together with its consolidated subsidiaries (the “Company”), is a family-oriented social media company that through its website, www.grandparents.com, serves the age 50+ demographic market. The website offers activities, discussion groups, expert advice and newsletters that enrich the lives of grandparents by providing tools to foster connections among grandparents, parents, and grandchildren. In addition to operating the grandparents.com website, the Company’s membership association, the American Grandparents Association (“AGA”), seeks to unite grandparents, boomers and seniors around the concept that the 50+ demographic faces issues that are unique to them. The AGA is a resource for those seeking advice, information and discussion of these issues and grandparents rights in general. Members of the AGA also enjoy access to its deals, discounts and products provided by third parties that the AGA endorses or recommends or makes available to its members.

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

These condensed consolidated financial statements and the related notes should be read in conjunction with the December 31, 2013 and 2012 financial statements and related notes included in the Company’s Annual Report on Form 10-K filed April 10, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet as of December 31, 2013 was derived from the Company’s audited financial statements for the year ended December 31, 2013, but does not include all disclosures required by U.S. GAAP. However, the Company believes the disclosures are adequate to make the information presented not misleading.

3. Departure of Officer and Director

On June 9, 2014, Joseph Bernstein, the Company’s Co-Chief Executive Officer, Chief Financial Officer, Treasurer and a director, and the Company entered into a Retirement Agreement (the “Retirement Agreement”), pursuant to which he agreed to resign from the Company, effective on June 25, 2014. Pursuant to the terms of the Retirement Agreement, the Company agreed to issue to Mr. Bernstein (and his affiliates) (i) 300,000 shares of common stock valued at $96,000 (charged to expense in the accompanying consolidated financial statements) for continued services, and other promises and covenants, (ii) 400,000 shares and a five-year warrant to purchase 275,000 shares at $0.25 exercisable immediately upon issuance (combined fair value of $120,634) in exchange for the termination of the $78,543 note and (iii) 400,000 shares of common stock valued at $14,777 in exchange for the termination of the $100,000 note. During the quarter ended June 30, 2014, the Company recorded additional interest expense related to the cancellation of the indebtedness as described in (ii) and (iii) of $135,411. The Company also agreed to provide Mr. Bernstein with a monthly payment of $3,000 for a period of 24 months starting as of July 1, 2014 for health insurance coverage.

4. Going Concern

The Company has incurred a net loss of approximately $3.1 million and $6.0 million during the three- and six-months ended June 30, 2014, respectively, and used approximately $1.4 million and $2.2 million in cash for operating activities during the three- and six-months ended June 30, 2014, respectively. Without additional capital from existing or outside investors or further financing, the Company’s ability to continue to implement its business plan may be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans to obtain such resources for the Company include raising additional capital through sales of its equity or debt securities. In addition, management continues to seek to streamline its operations and expand its revenue streams from recommendation of products, the initiation of membership fees, endorsement of certain products including insurance policies and the Grand Card. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

5. Intangible Assets

Intangible assets consisted of the following at June 30, 2014 and December 31, 2013:

	Estimated Useful	June 30,	December 31,
	Lives (in Years)	2014	2013
URL and trademarks	15	$5,000,000	$5,000,400
Website and mobile application development	3	941,282	785,650
Customer relationships	3	1,000,000	1,000,000
		6,941,282	6,786,050
Less: accumulated amortization		(3,080,682)	(2,855,566)
Intangible assets, net		$3,860,600	$3,930,484

Amortization expense related to intangible assets amounted to $116,915 and $146,505 for the three-months ended June 30, 2014 and 2013, respectively, and $225,116 and $372,433 for the six-months ended June 30, 2014 and 2013, respectively. The future amortization expense for each of the five succeeding years related to all finite lived intangible assets that are currently recorded in the balance sheets is estimated as follows at June 30, 2014:

For the Years Ending December 31,
2014	$240,214
2015	451,309
2016	386,736
2017	348,431
2018	333,333
Thereafter	2,100,577
$3,860,600

6. Notes Payable

Notes payable and convertible bridge notes, net consisted of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
New 12% convertible note	$-	$1,002,800
Promissory notes – February 2013	300,000	400,000
Promissory notes – January 2014	75,000	-
Notes payable assumed February 2012	999,957	1,078,500
	1,374,957	2,481,300
Less: debt discount	-	(94,353)
Notes payable and convertible bridge notes, net	$1,374,957	$2,386,947

Accrued interest expense included in accrued expenses at June 30, 2014 and December 31, 2013 was $134,663 and $235,952 respectively.

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

In May 2013, the holders of the Original 12% Secured Convertible Notes transferred, in separate transactions, all of their respective rights, title and interests in the Original 12% Secured Convertible Notes to a third party (the “Current Holder”) pursuant to various note purchase agreements by and between each original holder and the Current Holder. Also in May 2013, immediately following the Current Holder’s acquisition of the Original 12% Secured Convertible Notes, the Company and the Current Holder entered into an Amended and Restated Note Purchase Agreement to amend and restate Original Note Purchase Agreement. Pursuant to the Amended and Restated Note Purchase Agreement, all of the Original 12% Secured Convertible Notes were automatically deemed null and void. In addition, the Company issued to the Current Holder a new convertible promissory note (the “New 12% Convertible Note”) in the original principal amount of $1,002,800, which amount reflected the outstanding principal amount and unpaid accrued interest due under the Original 12% Secured Convertible Notes as of the date of the Amended and Restated Note Purchase Agreement. Pursuant to the terms of the Amended and Restated Note Purchase Agreement, the New 12% Convertible Note was convertible into shares of the Company’s common stock at any time at the option of the Current Holder for $0.1875 per share, was unsecured and accrued interest at the rate of 12% per annum and was scheduled to mature on June 2, 2014. The May 2013 transaction was accounted for as an extinguishment of the original 12% Secured Convertible Notes as all related costs were written off in the settlement including any unamortized discount and deferred issuance costs.

On April 4, 2014, the Company entered into a Note Conversion Agreement with the Current Holder of the New 12% Convertible Note pursuant to which the Current Holder agreed to convert $1,223,795 in principal and interest due thereunder, as calculated through June 2, 2014, into 6,526,908 shares of common stock at the conversion price set forth in the New 12% Convertible Note. The shares were issued on April 15, 2014.

Promissory Notes

In February 2013, the Company issued four (4) promissory notes totaling $400,000 (the “February Notes”). The February Notes are unsecured, accrue interest at a rate of 10% per annum and mature on the earlier of March 1, 2014 or the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $10,000,000. On May 6, 2014 and July 8, 2014 the Company entered into amendments to the February Notes extending the stated maturity dates. Pursuant to the most recent amendments, the maturity date of each promissory note was extended until the earlier of (i) August 29, 2014, (ii) the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $1,500,000, or (iii) the acceleration of the maturity of the promissory note upon the occurrence of an Event of Default (as defined in each of the promissory notes). The most recent amendments became effective as of June 30, 2014. One of these notes and its accrued interest was terminated effective June 25, 2014 in return for 400,000 shares of the Company’s common stock in connection with the Retirement Agreement (See Note 3). An expense of $28,000 was recorded in connection with the termination of this note. The Company accounted for these amendments as a modification with no resulting gain or loss as there were no related discount or deferred issuance costs associated with the February Notes.

In January 2014, the Company issued three (3) demand promissory notes in the aggregate amount of $75,000. Each demand promissory note has an original principal amount of $25,000, bears interest at a rate of ten percent (10%) per annum, is unsecured, and is payable upon demand. The notes were repaid in full on August 6, 2014.

Notes Payable

In connection with the Asset Contribution Agreement between the Company and Grandparents.com, LLC (“GP”), which became effective on February 23, 2012, the following aggregate indebtedness of $1,078,500 with contingent maturities was assumed by the Company:

Two (2) notes payable, each in the amount of $78,543, to certain officers, directors and beneficial owners of a majority of the capital stock of the Company. The notes bear interest annually at 5% and are due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) the date subsequent to March 31, 2013 that the Company achieves EBITDA equal to or greater than $2,500,000. The note is subordinate to certain other debt obligations of the Company. One of these notes and its accrued interest was terminated effective June 25, 2014 in return for 400,000 shares of the Company’s common stock and a five-year warrant to purchase 275,000 shares of the Company’s common stock at $0.25 in connection with the Retirement Agreement (See Note 3). An additional interest expense of $49,457 plus the fair value of the warrants in the amount of $80,355 was recorded in connection with the termination of this note.

One (1) note payable, in the amount of $308,914, to a director and beneficial owner of a majority of the capital stock of the Company. The note bears interest annually at 5% and is due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) April 1, 2013, if the Company achieves EBITDA equal to or greater than $2,500,000.

One (1) promissory note converted from management fees accrued through the transaction date totaling $612,500 and payable to a GP member. The note bears interest annually at 5% and is due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) the date subsequent to March 31, 2013 that the Company achieves EBITDA equal to or greater than $2,500,000. The note is subordinate to certain other debt obligations of the Company.

Warrants Issued in connection with Notes Payable

In connection with the issuances of the Original 12% Secured Convertible Notes and the February Notes, the Company issued five-year warrants to purchase an aggregate of 1,350,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The Company has accounted for the warrants issued in connection with the Original 12% Secured Convertible Notes and the February Notes in accordance with the provisions of ASC 370-20 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The warrants were valued at their fair value of $0.15 to $0.27 per warrant using the Black-Scholes method with the following assumptions: share price = $0.17 to $0.30, volatility = 156%, risk-free rate = 1.82%. The fair values of the warrants, based on an allocation of the value of the notes payable and the value of the warrants issued in connection with the notes payable, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $343,810 ($302,103 of which was recorded in 2013), and is being amortized to interest expense over the expected term of the notes payable.

In connection with the issuance of the New 12% Convertible Note, the Company issued five-year warrants to purchase an aggregate of 1,002,800 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has accounted for the warrants in accordance with the provisions of ASC 370-20 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The warrants were valued at their fair value of $0.20 per warrant using the Black-Scholes method with the following assumptions: share price = $0.22 volatility = 155%, risk-free rate = 1.03%. The fair values of the warrants, based on an allocation of the value of the New 12% Convertible Note payable and the value of the warrants issued in connection with the New 12% Convertible Note payable, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $201,563, and was amortized to interest expense over the term of the New 12% Convertible Note payable which was converted to equity effective April 4, 2014.

Interest expense for the three- and six-months ended June 30, 2014 attributable to amortization of the debt discount related to the warrants was $33,989 and $94,353 respectively.

Total interest expense charged to operations amounted to $281,267 and $ $197,126 for the three-months and $ $403,598 and $416,664 for the six-months ended June 30, 2014 and 2013, respectively. The future principal maturities related to all notes payable obligations is estimated as follows at June 30, 2014 (excluding debt discount of $0 at June 30, 2014):

For the Years Ending December 31,
2014	$300,000
Contingent	1,074,957
$1,374,957

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

During 2013, the Company issued a total of 1,783,490 common shares for past or future services as follows: (i) 500,000 restricted shares of its common stock valued at $150,000 to a consultant in exchange for services to be provided; (ii) 1,233,490 shares of its common stock valued at $180,270 and five-year warrants valued at $3,598 to purchase an aggregate of 25,000 shares of its common stock at an exercise price of $0.25 per share, in exchange for past services performed for the Company by the recipients thereof; and (iii) 50,000 restricted shares of its common stock valued at $20,000, awarded in 2012 to an employee based on performance under the 2012 Stock Incentive Plan. The aggregate fair value of the shares and warrants issued for services were expensed over the requisite service periods.

During the six-months ended June 30, 2014, the Company entered into securities purchase agreements with several investors pursuant to which the Company sold, in private transactions, an aggregate of 11,540,000 shares of its common stock and warrants to purchase an aggregate of 2,885,000 shares of its common stock for net proceeds to the Company of $2,854,000.  The warrants are exercisable for a period of five years at an exercise price of $0.25 per share, subject to customary adjustments

In March 2014, the Company issued 105,681 shares of its common stock to consultants in exchange for fees and expenses incurred in connection with past services provided to the Company. The aggregate fair value of the shares issued to the consultants was $34,875, which was expensed over the requisite service periods.

In April 2014, the Company issued 6,526,908 shares of its common stock in connection with the conversion of the New 12% Convertible Note plus interest at the fixed rate of $0.1875 for $1,223,795 (see Note 6).

In April and May 2014, the Company issued 37,715 shares of its common stock to consultants in exchange for fees and expenses incurred in connection with past services provided to the Company. The aggregate fair value of the shares issued to the consultants was $12,000, which was expensed over the requisite service periods. The Company also issued 59,774 shares of its common stock in connection with the cashless exercise of warrants.

In June 2014, the Company issued an aggregate of 1,100,000 shares of its common stock and warrants exercisable for a period of five years to purchase an aggregate of 275,000 shares of its common stock at an exercise price of $0.25 per share pursuant to the terms of the Retirement Agreement (See Note 3 and Note 6).

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

During 2013, the Company granted 3,250,000 non-Plan options and 2,110,000 options to purchase shares of common stock under the Plan to Eligible Persons. The options had exercise prices ranging from $0.13 to $0.25 per share and a grant date fair value ranging from $0.13 to $0.30 per option. The options expire ten years from the date of grant.

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

During the three-months ended June 30, 2014, the Company granted 85,000 options to purchase shares of common stock under the Plan to Eligible Persons. The options had exercise prices of $0.30 per share and a grant date fair value of $0.30 per option. The options expire ten years from the date of grant.

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

Risk-free interest rate	0.34-1.73%
Expected life (years)	2-10
Expected volatility	146-213%
Dividend yield	-

A summary of stock option activity for the six-months ended June 30, 2014 and the year-ended December 31, 2013 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	7,205,000	$0.56	9.25
Granted and reissued	10,835,000	0.21
Forfeited and cancelled	(5,555,000)	0.59
Outstanding at December 31, 2013	12,485,000	0.24	8.86	$121,000
Granted and reissued	550,000	0.32
Forfeited and cancelled	(250,000)	0.60
Outstanding at June 30, 2014	12,785,000	0.24	8.36	$1,503,000

Exercisable at June 30, 2014	8,337,501	0.25	8.12	$921,100

The compensation expense recognized for Plan and non-Plan options awarded for the three-months ended June 30, 2014 and 2013 was $454,650 and $436,066, respectively. The compensation expense recognized for Plan and non-Plan options awarded for the six-months ended June 30, 2014 and 2013 was $753,731 and $757,622, respectively. Total unrecognized compensation costs related to non-vested equity-based compensation arrangements was $969,448 and $1,822,927 as of June 30, 2014 and 2013, respectively. That cost is expected to be recognized over the remaining vesting period of 36 months.

As of June 30, 2014 and 2013, the Company had 300,000 options to purchase shares of the Company’s common stock which are outstanding under its predecessor’s 2005 Stock Incentive Plan and are fully vested and exercisable. The options have an exercise price of $0.30 and expire on September 15, 2014. There is no remaining unrecognized compensation charge related to these options and they are not included in the option activity table above.

9. Warrants

During 2013 and the six-months ended June 30, 2014, the Board of Directors of the Company approved the grant and/or re-pricing of warrants in connection with the issuance of Common Stock, the issuance of Notes Payable and for selected services rendered by officers, directors, employees and consultants. Re-priced warrants were treated as cancelled and reissued on the date of re-pricing.

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

During the three-months ended June 30, 2014, the Company granted warrants to purchase 1,800,000 shares of common stock in connection with Securities Purchase Agreements, 1,000,000 shares of common stock in connection with services to the Company and 275,000 shares of common stock in connection with a retirement agreement. The warrants had exercise prices of $0.25 and they expire five years from the date of grant.

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

Risk-free interest rate	0.34-1.73%
Expected life (years)	5
Expected volatility	146-213%
Dividend yield	-

A summary of warrant activity for the six-months ended June 30, 2014 and the year-ended December 31, 2013 is presented below:

			Weighted Average
		Weighted Average	Remaining Contractual
	Warrants	Exercise Price	Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	7,653,648	$0.29	4.09
Granted and reissued	22,600,200	0.26	-
Expired	(225,188)	1.60	-
Forfeited and cancelled	(5,125,000)	0.54	-
Outstanding at December 31, 2013	24,903,660	0.26	3.63	$11,900
Granted and reissued	4,970,000	0.25
Exercised	(250,526)	0.23
Outstanding at June 30, 2014	29,623,134	0.26	3.42	$2,601,572

Exercisable at June 30, 2014	28,204,933	0.26	3.44	$2,526,088

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

10. Income Taxes

ASC 740-10 “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”) requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates Company tax positions on an annual basis and has determined that as of June 30, 2014, no accrual for uncertain tax positions are necessary.

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The difference between the federal statutory rate (34%) and the Company’s effective rate (0%) is primarily attributable to the change in valuation allowance on its deferred tax assets.

Generally, the Company is no longer subject to U.S. federal examinations by tax authorities for fiscal years prior to 2010.

11. Commitments

The Company leases an office facility in New York, NY under a two-year extension of an operating lease which expires September 30, 2015. The lease requires monthly payments of $14,733 in the first year and $15,167 in the second year. There are no further options in the lease for extending the term beyond its current expiration. The Company also leases an apartment in New York, NY under a one-year operating lease which expires June 30, 2015 and requires two six-month payments of $22,800. The future minimum lease payments required under the two leases as of June 30, 2014, are as follows:

For the Years Ending December 31,
2014	$112,500
2015	136,500
$249,000

In April 2012, the Company issued a letter of credit totaling $40,000, which was held as collateral for performance under the office operating lease. The letter of credit was secured by deposits at a financial institution, and was recorded as restricted cash in the balance sheet at December 31, 2013. In March 2014, the Company voluntarily terminated the letter of credit and transferred the security deposit to the landlord, which amount is reflected as a deposit on the Company’s balance sheet at June 30, 2014.

Rent expense recognized under operating leases was $44,200 and $42,075 for the three-months ended June 30, 2014 and 2013, respectively, and $88,400 and $84,100 for the six-months ended June 30, 2014 and 2013.

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

In February 2014, the Company entered into a marketing agreement with Aetna and Reader’s Digest (“RD”) pursuant to which RD has agreed to endorse and promote the Aetna-issued group Medicare Supplement and other products as the parties may agree to offer in the future. The agreement required Aetna to make a $1 million non-refundable marketing advance against future royalties to the Company and required the Company to pay a $1 million royalty advance to RD. Both payments were made in February 2014. For financial statement presentation purposes, the advances received have been reflected in deferred revenue and advances paid have been reflected in prepaid expenses on the condensed consolidated balance sheet. Both advances will be recognized in earnings as future royalties are earned.

12. Concentrations

As of June 30, 2014, three (3) customers represented approximately 72% of the Company’s accounts receivable and four (4) customers represented approximately 64% of the Company’s revenues earned during the period. As of December 31, 2013, four (4) customers represented approximately 84% of GP’s accounts receivable and two (2) customers represented approximately 39% of GP’s revenues earned during 2013.

13. Subsequent Events

On July 1, 2014, the Company appointed Mel Harris to serve as a member of the Board of Directors to fill an open vacancy. The Company also entered a five-year consulting agreement under which Mr. Harris will be paid $225,000 per year once the Company becomes cash flow positive. Mr. Harris also received a five-year warrant to purchase 5 million shares of the Company’s common stock at an exercise price of $0.34, vesting half immediately and the balance over two years. The vested portion of the warrant has a fair market value of approximately $766,000.

On July 1, 2014, the Company appointed a new CFO under a five-year agreement that pays a base salary of $285,000 subject to increase at the discretion of the Board of Directors. The CFO also received a ten-year option to purchase 5 million shares of the Company’s common stock at an exercise price of $0.34, vesting over five years.

On July 1, 2014, the Company granted Steve Leber, CEO, a ten-year option to purchase 5 million shares of the Company’s common stock at an exercise price of $0.34, vesting over five years.

On July 8, 2014, the Company entered into amendments to the February Notes. Pursuant to these amendments, the maturity date of each promissory note was extended until the earlier of (i) August 29, 2014, (ii) the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $1,500,000, or (iii) the acceleration of the maturity of the promissory note upon the occurrence of an Event of Default (as defined in each of the promissory notes). The amendments became effective as of June 30, 2014.

In July and August 2014, the Company issued 30,980 shares of its common stock to consultants in exchange for fees and expenses in the amount of $12,000 incurred in connection with services provided to the Company.

In July 2014, the Company granted five-year performance-based warrants to four consultants to purchase 1,250,000 shares of the Company’s common stock at exercise prices of $0.34-$0.50 per share

During July 2014, the Company entered into securities purchase agreements with several investors pursuant to which the Company sold, in private transactions, an aggregate of 1,200,000 shares of its common stock and warrants to purchase an aggregate of 300,000 shares of its common stock for gross proceeds to the Company of $300,000.  The warrants are exercisable for a period of five (5) years at an exercise price of $0.25 per share, subject to customary adjustments.

During August 1 through August 5, 2014, the Company entered into securities purchase agreements with several investors pursuant to which the Company sold, in private transactions, an aggregate of 4,200,000 shares of its common stock and warrants to purchase an aggregate of 1,050,000 shares of its common stock for gross proceeds to the Company of $1,050,000.  The warrants are exercisable for a period of five (5) years at an exercise price of $0.35 per share, subject to customary adjustments.

On August 6, 2014, the three January 2014 demand promissory notes for $25,000 each were all repaid in full.

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

Overview

We own and operate the grandparents.com website. We primarily serve the approximately 70 million grandparents in the U.S., but our audience also includes “boomers” and seniors that are not grandparents. We believe that our website is one of the leading online communities for our market and that our website is the premier social media platform targeting active, involved grandparents. Our website provides content and forum groups on subjects that concern boomers and as of the date of this Report, there were nearly 2 million registered users of the website with approximately 575,000 monthly unique visitors.

In addition to our website, we have established the American Grandparents Association (“AGA”) which is a membership association that seeks to unite grandparents, boomers and seniors around the concept that the age 50+ demographic faces issues that are unique to them. In addition to the services offered to registered users, members pay $15 annually to the AGA to enjoy certain benefits such as access to deals and discounts on products and services provided by third parties which are not available to those who are solely registered users. Some of these products and services are endorsed or recommended by the AGA.

To date, we have generated revenue primarily from advertising. However, we continue to focus on creating additional revenue streams from other sources such as recommendation of products, the initiation of membership fees, endorsement of certain products including insurance, and the Grand Card. Although to date we have not been able to generate significant revenue other than from advertising, we expect to begin generating additional revenue from at least one of these sources in 2014.

Like most developing companies, we face substantial financial challenges particularly in regard to revenue generation, cost control and capital requirements. Revenue for the six months ended June 30, 2014 was $92,621, which reflected a decrease of $164,392, or 64%, compared to revenue of $257,013 for the comparable period in 2013. The decrease is mostly due to fewer ads placed by several advertisers. We increased our total operating expenses by $1,040,888, or 22%, to $5,742,199 for the six months ended June 30, 2014 compared to $4,701,311 for the comparable period in 2013 mainly as a result of an increase in equity-based compensation expense used to pay various parties in lieu of cash. We increased our net loss by $1,184,121, or 24%, to $6,045,045 for the six months ended June 30, 2014 compared to $4,860,924 for the comparable period in 2013.

We used $2,249,539 in cash for operating activities and $155,232 in cash for investing activities during the six months ended June 30, 2014, offset by $2,929,000 in cash provided by financing activities during this period. We had a working capital deficit of $1,651,635 as of June 30, 2014. We continue to seek capital to fund ongoing operations. During the first half of 2014, we raised $2,854,000 from the issuance of our common stock and warrants to accredited investors in private placement transactions. Going forward, we will need to raise significant capital in order to successfully implement our business plans. See “Liquidity and Capital Resources” below for additional information regarding our capital raising activities and use of cash.

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

Our Website

Our website offers advice on health and wellbeing, relationships and finances as well as recipes, travel tips and recommended activities for grandparents, boomers and seniors. Historically, we have generated substantially all of our revenue through the sale of advertisements on our website. We believe the sale of advertisements will become a smaller percentage of total revenue on a going forward basis as other Company revenue streams are initiated.

American Grandparents Association

The AGA is our membership association. Members of the AGA have access to a range of benefits including groups, discussions, blogs, games and contests as well as access to our deals and group discounts on other products and services that are offered exclusively to AGA members. AGA members also have the right to participate in our “Grand Corps” giving them the opportunity to volunteer for charitable and philanthropic causes in different areas including health, education and wellbeing. Registered users of the website have access to the website’s content and forum groups, but do not have access to the AGA membership benefits. The AGA charges $15 for an annual membership.

Grand Deals Transition to Grand Giveaways and Premium Member Benefits

With the introduction of a paid membership to the AGA, we have separated the offers formerly available in the Grand Deals portion of our website into two separate areas: Grand Giveaways and Member Benefits. Grand Giveaways will continue to offer giveaways to registered users of the website and Member Benefits will offer curated discounted products and services exclusively to members of the AGA.

We offer our promotion providers exposure for their giveaways through various touch points: on our website, via our e-newsletter, and through social media channels. Grand Giveaways consist of consumer goods and services in the areas of travel, entertainment, food and dining, health and wellness, children’s entertainment and education products.

Member Benefits are significantly discounted products and services provided by third parties appropriate for the 50+ demographic and their families. Member Benefits include deals and discounts on gifts, jewelry, toys, apparel, vitamins, eyewear, flowers, travel (hotels, cruise ships, car rentals), entertainment (theaters, circuses, and amusement parks), education services (for both adults and children), and insurance. Member Benefits providers also have their promotions featured on our website, highlighted in our e-newsletter and promoted through our social channels.

We seek to maintain direct relationships with our promotion providers and regularly have discussions about potential new giveaways, deals, and additional ways they can cross-promote the AGA. Each Grand Giveaway and Member Benefit is subject to the terms provided by the promotion provider which may seek to change, retract, or cancel any giveaway or deal offered in Grand Giveaways and Member Benefits or otherwise to registered users or AGA members.

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

In February 2014, we entered into a marketing agreement with Aetna and Reader’s Digest pursuant to which Reader’s Digest has agreed to endorse and promote the Aetna-issued group Medicare Supplement and other products as the parties may agree to offer in the future. The agreement required Aetna to make a $1 million non-refundable marketing advance against future royalties to us and required us to pay a $1 million royalty advance to Reader’s Digest. Both payments were made in February 2014. For financial statement presentation purposes, the advances received have been reflected in deferred revenue and advances paid have been reflected in prepaid expenses on our condensed consolidated balance sheet. Both advances will be recognized in earnings as future royalties are earned.

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

Recent Developments

Change in Control

On June 9, 2014, GP.com Holding Company LLC (the “LLC”), the former beneficial owner of 51.1% of the Company’s common stock distributed substantially all of its assets to its members, certain of their affiliates and other parties, which consisted of shares of common stock of the Company, in exchange for membership units in the LLC. Messrs. Steven Leber, the Company’s Co-Chief Executive Officer and Chairman, Joseph Bernstein, the Company’s former Co-Chief Executive Officer, Chief Financial Officer, Treasurer and a former director, and Dr. Robert Cohen, one of the Company’s directors, served as the members of the LLC’s board of managers, which exercised shared voting and investment power with respect to the shares of common stock owned by the LLC. As a result of this distribution, the LLC was no longer the Company’s largest stockholder and therefore no longer has voting control of the Company’s equity securities. Among the members and others who received distributions by the LLC were Messrs. Leber, Bernstein, Cohen and/or certain affiliated entities.

Starr Investment and other Capital Investments

On June 16, 2014, the Company received a $1,000,000 investment from CV Starr & Company, Inc. In exchange for the investment, the Company issued 4,000,000 shares of its common stock and a warrant to purchase 1,000,000 shares of its common stock to CV Starr. The warrant issued in connection with this equity purchase is exercisable for a period of five years at an exercise price of $0.25 per share, subject to customary adjustments.

New Employment Agreement with Steve Leber

On June 25, 2014, we entered into a new employment agreement with Steve Leber to continue to serve as our Chief Executive Officer. The principal terms of his employment agreement are set forth in Item 5 of this Report.

Retirement of Joseph Bernstein

On June 9, 2014, Joseph Bernstein, the Company’s Co-Chief Executive Officer, Chief Financial Officer, Treasurer and a director, and the Company entered into a Retirement Agreement (the “Retirement Agreement”), pursuant to which he agreed to resign from the Company, effective on June 25, 2014. Pursuant to the terms of the Retirement Agreement, the Company agreed to issue to Mr. Bernstein (and his affiliates) (i) 300,000 shares for continued services, and other promises and covenants, (ii) 400,000 shares and a five-year warrant to purchase 275,000 shares at $0.25 exercisable immediately upon issuance in exchange for the termination of the $78,543 note and (iii) 400,000 shares in exchange for the termination of the $100,000 note. During the quarter ended June 30, 2014, the Company recorded additional interest expense related to the cancellation of indebtedness as described in (ii) and (iii) of $135,411. The Company also agreed to provide Mr. Bernstein with a monthly payment of $3,000 for a period of 24 months starting as of July 1, 2014 for health insurance coverage.

Hiring of Riaz Latifullah

Effective July 1, 2014, we appointed Riaz Latifullah as our Chief Financial Officer following the retirement of Joseph Bernstein. The Company and Mr. Latifullah have entered into an employment agreement pursuant to which Mr. Latifullah will serve in such capacity for an initial term of five years. Mr. Latifullah joined us from AARP, a Washington, DC-based non-profit membership organization that advocates on behalf of mature Americans, where he spent the last 13 years. He most recently served as Director of Brand Operations at AARP and previously served as Vice President, Financial Management for AARP Services (AARP’s for-profit subsidiary). He brings to the position a deep understanding of and keen insights into issues affecting the powerful 50-plus demographic.

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

Our Ability to Enter into Agreements with Third Parties. We must attract, retain and enter agreements with third parties that generate revenue for the Company. As mentioned above, we expect revenue to be derived, in part, from products and services offered by third parties and from royalties earned by licensing our name and other intellectual property to third parties who we endorse or recommend. If third parties do not find our website or endorsements effective or do not believe that utilizing our website or obtaining our endorsement provides them with increases in customers, revenue or profit, they may not make, or continue to make, their products and services available on our website or seek our endorsement or recommendation.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

Revenue

Revenue for the three months ended June 30, 2014 decreased by $76,808, or 57%, to $57,346 compared to $134,154 for the comparable period in 2013. Revenue for each period was derived primarily from advertisements on our website. The decrease is due, in part, to fewer advertisements placed, with two of our advertisers accounting for $75,000 or 98% of the decrease. The decrease in number of advertisements was due primarily to the non-renewal of branding campaigns that contributed to advertising revenue in the prior year period. In addition, the decrease in revenue was due to a decrease in CPM (cost-per-impression) compared to the prior year period. The decrease in CPM means advertisers paid less in the second quarter of 2014 for advertising on our website than they did in the comparable period in 2013.

We believe the decline in advertising revenue is indicative of the overall digital advertising marketplace and certain industry forces that are affecting online advertising businesses generally. There is a trend toward programmatic ad buying, with the industry moving toward a more automated buy-sell online advertising environment that is dependent on scale. In this environment, websites with lesser traffic have a significantly more difficult task of attracting advertisers. In addition, CPMs in the industry are generally in decline. In an effort to counteract these trends, we believe we will need to increase membership in the AGA and the number of registered users of, and visitors to, our website, which, in turn we believe will increase traffic and potentially attract advertising dollars. We also plan to seek partnerships with other content publishers which will allow us to combine our traffic with theirs. We believe this will enable us to increase visibility with automated systems and advertisers in general. We also plan to market directly to advertisers, which may necessitate significant investment to increase our marketing capabilities.

However, due to the attractiveness of our target market to advertisers in general, we remain optimistic about our long-term ability to generate revenue from advertisements in spite of these industry trends. Also, as discussed elsewhere in this Report, we do not expect that advertising revenue will be our sole source of revenue in the long term.

Operating Expenses

Total operating expenses for the three months ended June 30, 2014 increased by $851,320, or 41%, to $2,904,888 compared to $2,053,568 for the comparable period in 2013. The increase was due to an increase in salaries and equity-based compensation awards partially offset by a decrease in other general and administrative expenses during the second quarter of 2014.

Selling and marketing. Selling and marketing expense for the three months ended June 30, 2014 increased by $18,959, or 37%, to $70,783 compared to $51,824 for the comparable period in 2013 due to an increase in public relations partially offset by a decrease in membership marketing.

Salaries. Salary expense for the three months ended June 30, 2014 increased by $168,417, or 42%, to $569,054 compared to $400,637 for the comparable period in 2013 due to the net impact of new hires and staff departures, and the recording of deferred compensation during the period.

Rent. Rent expense for the three months ended June 30, 2014 increased by $2,125, or 5%, to $44,200 compared to $42,075 for the comparable period in 2013.

Accounting, legal and filing fees. Accounting, legal and filing fees expense for the three months ended June 30, 2014 increased by $94,973, or 38%, to $347,637 compared to $252,664 for the comparable period in 2013. The increase was due to increases in legal expenses in the second quarter of 2014.

Consulting. Consulting expense for the three months ended June 30, 2014 increased by $19,737, or 7%, to $304,510 compared to $284,773 for the comparable period in 2013. The increase was due to payments of consulting fees to Starr for three months in 2014 versus only one month in 2013 offset by the engagement of fewer other consultants in 2014 than in 2013.

Equity-based compensation. Equity-based compensation for the three months ended June 30, 2014 increased by $632,177, or 92%, to $1,321,377 compared to $689,200 for the comparable period in 2013. The increase was due to an expense of $470,899 for the Starr warrant and an increase in options granted in the second quarter of 2014 versus 2013, one of which accounted for $140,000 of the increase.

As discussed above, in April, 2013, we entered into an amendment to the Starr Agreement under which Starr provides certain services to us. We committed to issuing to Starr a warrant to acquire up to 21,438,954 shares of our common stock, subject to certain customary adjustments at an exercise price of the warrant of $0.05 per share, subject to certain customary adjustments. The warrant will vest as follows: (i) one-fourth of the warrant will vest upon issuance, and (ii) the unvested portion of the warrant will vest in three equal annual installments on March 1, 2014, 2015 and 2016, provided, that the unvested portion of the warrant will immediately cease to vest upon the termination or expiration of the Starr Agreement. 5,359,739 warrants were deemed to have vested upon the execution of the amended Starr Agreement (valued at $766,443 using the Black Scholes method and have been fully expensed) and 5,359,739 warrants were deemed to have vested on March 1, 2014 (valued at $1,888,772 using the Black Scholes method and are being ratably charged to expense over the one-year period commencing March 1, 2014). The remaining fair value of the warrant will be determined as each installment vests and will be expensed over the respective annual installment period.

Other general and administrative. Other general and administrative expense for the three months ended June 30, 2014 decreased by $65,607, or 36%, to $118,070 compared to $183,677 for the comparable period in 2013 The change was due to decreases in commissions of $50,000 resulting from lower advertising revenues and travel of $14,000.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2014 decreased by $19,461, or 13%, to $129,257 compared to $148,718 for the comparable period in 2013. The decrease was due to certain intangibles becoming fully amortized in 2013.

Other Expense

We had other expense consisting mainly of interest expense, of $291,267 for the three months ended June 30, 2014 compared to other expense of $197,110 for the comparable period in 2013. The increase of $94,157, or 48%, was due to an increase of $84,141 in interest expense related to extinguishment of debt offset by a decrease of $10,000 in other income.

Net Loss

Net loss for the three months ended June 30, 2014 was $3,138,809 compared to $2,116,524 for the comparable period in 2013, an increase of $1,022,285, or 48%.

Comparison of the Six Months Ended June 30, 2014 and 2013

Revenue

Revenue for the six months ended June 30, 2014 decreased by $164,392, or 64%, to $92,621 compared to $257,013 for the comparable period in 2013. Revenue for each period was derived primarily from advertisements on our website. The decrease is due, in part, to fewer advertisements placed, with three of our advertisers accounting for $125,000 or 76% of the decrease. The decrease in number of advertisements was due primarily to the non-renewal of branding campaigns that contributed to advertising revenue in the prior year period. In addition, the decrease in revenue was due to a decrease in CPM (cost-per-impression) compared to the prior year period. The decrease in CPM means advertisers paid less during the six months ended June 30, 2014 for advertising on our website than they did in the comparable period in 2013.

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

Operating Expenses

Total operating expenses for the six months ended June 30, 2014 increased by $1,040,888, or 22%, to $5,742,199 compared to $4,701,311 for the comparable period in 2013. The increase was due to an increase in equity-based compensation, salaries and legal expense, partially offset by a decrease in amortization expense during the first half of 2014.

Selling and marketing. Selling and marketing expense for the six months ended June 30, 2014 increased by $25,108, or 18%, to $165,161 compared to $140,053 for the comparable period in 2013 due to an increase in public relations partially offset by a decrease in membership marketing.

Salaries. Salary expense for the six months ended June 30, 2014 increased by $160,905, or 18%, to $1,053,549 compared to $892,644 for the comparable period in 2013 due to the net impact of new hires and staff departures, and the recording of deferred compensation during the period.

Rent. Rent expense for the six months ended June 30, 2014 increased by $4,300, or 5%, to $88,400 compared to $84,100 for the comparable period in 2013.

Accounting, legal and filing fees. Accounting, legal and filing fees expenses for the six months ended June 30, 2014 increased by $234,018, or 61%, to $620,365 compared to $386,347 for the comparable period in 2013. The increase was due to increases in legal expenses of $187,000 and increases in accounting expenses of $32,000.

Consulting. Consulting expense for the six months ended June 30, 2014 increased by $147,560, or 33%, to $588,168 compared to $440,608 for the comparable period in 2013. The increase was due to payments of cash consulting fees to Starr for six months in 2014 versus only four months in 2013. This increased consulting expense by $160,000 and was offset by the engagement of fewer other consultants in 2014 than in 2013.

Equity-based compensation. Equity-based compensation for the six months ended June 30, 2014 increased by $634,406, or 31%, to $2,702,154 compared to $2,067,748 for the comparable period in 2013. The increase was due to a net increase in stock, options and warrants expensed as compensation, with one 2013 warrant and one issuance of shares for services accounting for a decrease $953,000 offset by one 2014 option accounting for an increase of $146,100 combined with non-cash compensation to Starr of $1,392,584 recorded during the first half of 2014.

As discussed above, in April, 2013, we entered into an amendment to the Starr Agreement under which Starr provides certain services to us. We committed to issuing to Starr a warrant to acquire up to 21,438,954 shares of our common stock, subject to certain customary adjustments at an exercise price of the warrant of $0.05 per share, subject to certain customary adjustments. The warrant will vest as follows: (i) one-fourth of the warrant will vest upon issuance, and (ii) the unvested portion of the warrant will vest in three equal annual installments on March 1, 2014, 2015 and 2016, provided, that the unvested portion of the warrant will immediately cease to vest upon the termination or expiration of the Starr Agreement. 5,359,739 warrants were deemed to have vested upon the execution of the amended Starr Agreement (valued at $766,443 using the Black Scholes method and have been fully expensed) and 5,359,739 warrants were deemed to have vested on March 1, 2014 (valued at $1,888,772 using the Black Scholes method and are being ratably charged to expense over the one-year period commencing March 1, 2014). The warrant has not yet been issued. The remaining fair value of the warrant will be determined as each installment vests and will be expensed over the respective annual installment period.

Other general and administrative. Other general and administrative expense for the six months ended June 30, 2014 decreased by $28,301, or 9%, to $284,651 compared to $312,952 for the comparable period in 2013.

Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2014 decreased by $137,108, or 36%, to $239,751 compared to $376,859 for the comparable period in 2013. The decrease was due to certain intangibles becoming fully amortized in 2013.

Other Expense

We had other expense consisting mainly of interest expense, of $395,467 for the six months ended June 30, 2014 compared to other expense of $416,626 for the comparable period in 2013. The decrease of $21,159, or 5%, was due to a decrease of $13,066 in interest expense combined with an increase of $8,125 in other income.

Net Loss

Net loss for the six months ended June 30, 2014 was $6,045,045 compared to $4,860,924 for the comparable period in 2013, an increase of $1,184,121, or 24%.

Liquidity and Capital Resources

As of June 30, 2014, we had unrestricted cash of $583,535. We expect to finance our operations over the next twelve months primarily through our existing cash and offerings of our equity or debt securities or through bank financing. Our operations have not yet generated positive cash flows. To effectively implement our business plan, we will need to obtain additional financing. If we obtain financing, we would expect to accelerate our business plan and increase our advertising and marketing budget, hire additional staff members and increase our office space and operations all of which we believe would result in the generation of revenue and development of our business. We cannot be certain that financing will be available on acceptable terms or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

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

Since January 1, 2014 and through the filing of this Report (which includes transactions that occurred after the second quarter of 2014), we have sold an aggregate of 16,940,000 shares of our common stock at a price per share of $0.25 in separate private transactions with several accredited investors for an aggregate purchase price of $4,235,000. In connection with such sales, we issued five-year warrants to purchase an aggregate of 4,235,000 shares of our common stock at an exercise price of $0.25-$0.35 per share, subject to customary adjustments.

Debt Issuances

In December 2012 ($850,000), January 2013 ($50,000) and February 2013 ($50,000), we issued an aggregate of $950,000 of 12% secured convertible promissory notes (the “Original Bridge Notes”) and warrants to purchase an aggregate of 950,000 shares of our common stock (the “Original Bridge Warrants”) in a private offering to accredited investors (the “Original Investors”). On May 31, 2013 (the “Effective Date”), the Original Investors transferred, in separate transactions, all of their respective rights, title and interest in the Original Bridge Notes to a third party (the “Current Holder”) pursuant to various note purchase agreements by and between each Original Investor and the Current Holder. Also on the Effective Date, and immediately following the Current Holder’s purchase of the Original Bridge Notes, we entered into an Amended and Restated Note Purchase Agreement with the Current Holder pursuant to which all of the Original Bridge Notes were automatically deemed null and void. In addition, we issued to the Current Holder a convertible promissory note, which was subsequently amended and restated (the “New 12% Convertible Note”), in the original principal amount of $1,002,800, which amount reflected the outstanding principal amount and unpaid accrued interest due under the Original Bridge Notes on the Effective Date. The New 12% Convertible Note was unsecured and accrued interest at the rate of 12% per annum and was to mature on June 2, 2014 (the “Maturity Date”). On April 4, 2014, we entered into a Note Conversion Agreement with the Current Holder pursuant to which the Current Holder agreed to convert $1,223,795 in principal and interest due thereunder, as calculated through the Maturity Date, into 6,526,908 shares of common stock based at the conversion price set forth in the New 12% Convertible Note. The shares were issued on April 15, 2014.

In February 2013, we entered into promissory notes (the “February Notes”) with each of Steven Leber, our Chairman and Chief Executive Officer, Joseph Bernstein, our former Co-Chief Executive Officer, Chief Financial Officer and Treasurer, Dr. Robert Cohen, a member of our Board of Directors, and Mel Harris, a current security holder of and recent appointee to the Company’s Board of the Directors, evidencing loans made by each lender to us to fund operations. Each promissory note was issued in the original principal amount of $100,000. Accordingly, we received an aggregate of $400,000 from the lenders upon issuance of the February Notes. The February Notes are unsecured, accrue interest at a rate of 10% per annum and mature on the earlier of June 30, 2014 or the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds of $1,500,000. In connection with the issuance of the February Notes, we issued to each lender a five-year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share. One of these notes and its accrued interest was terminated effective June 25, 2014 in return for 400,000 shares of the Company’s common stock in connection with the Joseph Bernstein retirement agreement.

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

Other Indebtedness

In addition to the debt instruments described above, we have promissory notes outstanding in favor of Mr. Leber in the principal amount of $78,543 (the “Leber Note”), Mr. Bernstein in the principal amount of $78,543 (the “Bernstein Note”), Meadows Capital, LLC, in the principal amount of $308,914 (the “Meadows Note”) and Leber-Bernstein Group, LLC, which is an entity controlled by Messrs. Leber and Bernstein, in the principal amount of $612,500 (the “LBG Note”). Such promissory notes reflect indebtedness assumed by us in connection with the reverse acquisition with our predecessor in February 2012. Each of these promissory notes accrue interest at the rate of 5% per annum and mature upon the earlier of (i) the Company having EBITDA of at least $2,500,000 as reflected on its quarterly or annual financial statements filed with the SEC, or (ii) the Company closing a financing with gross proceeds to the Company of at least $10,000,000. The Leber Note, Bernstein Note and LBG Note are subordinate in right of payment to the Meadows Note and rank pari passu with each other. The Bernstein Note and its accrued interest was terminated effective June 25, 2014 in return for 400,000 shares of the Company’s common stock and a five-year warrant to purchase 275,000 shares of the Company’s common stock at $0.25 in connection with the Joseph Bernstein retirement agreement.

Cash Flow

Net cash flow from operating, investing and financing activities for the periods below were as follows:

	Six Months Ended June 30,
	2014	2013
Cash provided by (used in):
Operating Activities	$(2,249,539)	$(1,646,458)
Investing Activities	(155,232)	(15,085)
Financing Activities	2,929,000	1,560,000
Net increase (decrease) in cash:	$524,229	$(101,516)

Cash Used In Operating Activities

For the six months ended June 30, 2014, net cash used in operating activities of ($2,249,539) consisted of net loss of ($6,045,045) offset by ($4,319,899) in non-cash adjustments for depreciation, amortization, equity-based compensation, issuance of common stock for services, and gains on settlement of liabilities, combined with ($524,393) in cash provided by changes in working capital and other activities.

For the six months ended June 30, 2013, net cash used in operating activities of ($1,646,458) consisted of net loss of ($4,860,924) offset by non-cash adjustments for amortization of warrants related to bridge notes payable ($309,430), depreciation and amortization ($376,859) and equity-based compensation ($2,067,748), combined with ($460,429) in cash provided by changes in working capital and other activities.

Cash Used In Investing Activities

For the six months ended June 30, 2014, the net cash used in investing activities of $155,232 was entirely for website development.

For the six months ended June 30, 2013, net cash used in investing activities of $15,058 consisted of $14,143 for development of intangible assets and $915 for purchases of property and equipment.

Cash Provided By Financing Activities

For the six months ended June 30, 2014, net cash provided by financing activities of $2,929,000 consisted of $2,854,000 in net proceeds from private placements and $75,000 from loans and short-term advances.

For the six months ended June 30, 2013, net cash provided by financing activities of $1,560,000 consisted of $985,000 in net proceeds from private placements and $575,000 from loans and short-term advances.

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

The risks described in Part I, Item 1A, “Risk Factors” in our Annual Report for the year ended December 31, 2013, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. For the three months ended March 31, 2014, there are no material changes in our risk factors as previously described in our Annual Report.

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

Employment Agreement with Steven Leber

Effective June 25, 2014 (the “Effective Date”), Grandparents.com, Inc. (the “Company”) and Steve Leber entered into an employment agreement (the “Agreement”) pursuant to which Mr. Leber will continue to serve as Chief Executive Officer of the Company.

The Agreement will continue in full force and effect until the fifth anniversary of the Effective Date, at which time the Agreement will automatically renew for additional five-year terms unless either party provides written notice of its intention not to renew the Agreement no later than sixty days prior to the end of the then current term, or unless the Agreement is terminated earlier in accordance with its terms.

Pursuant to the Agreement, Mr. Leber will be paid a base salary of $300,000, which will increase annually by 5% on each anniversary of the Effective Date (“Base Salary”). The Agreement also provides that the Company will pay Mr. Leber an amount equal to $125,000 on the date the Company receives capital investments that, in the aggregate, equal $8,000,000, provided that Mr. Leber is employed by the Company on such date. Mr. Leber is also entitled to participate in all bonus, incentive, pension or profit sharing plans or other types of benefit plans provided by the Company for the benefit of its officers or regular employees.

In connection with the Agreement, Mr. Leber received a ten-year option (the “Initial Grant”) to purchase 5,000,000 shares of the Company’s common stock pursuant to the Company’s Amended and Restated 2012 Stock Incentive Plan (the “Plan”). The exercise price of the Initial Grant is $0.34 per share, subject to certain customary adjustments. Fifty percent of the shares subject to the Initial Grant were vested as of July 1, 2014, the date of grant, and the remaining fifty percent of such shares will vest thereafter in quarterly installments of 312,500 shares commencing on the first quarterly anniversary of the date of grant. The Agreement also provides that Mr. Leber shall be entitled to receive two additional option grants for 2,650,000 shares each (the “Subsequent Grants”) for 2015 and 2016, based on the Company’s performance in such years. The Subsequent Grants will be initially unvested and will become vested and exercisable in equal monthly installments over the three (3) year period following the date of grant. The Initial Grant and Subsequent Grants will vest in full upon the occurrence of a merger, consolidation or similar corporate transaction of the Company, provided that Mr. Leber is employed with the Company on the date of such merger or consolidation.

The Company may terminate Mr. Leber’s employment for “Cause” (as defined in the Agreement) upon thirty days’ advanced written notice to Mr. Leber, subject to Mr. Leber’s right to cure the event or events giving rise to such termination within thirty days of his receipt of such notice. Mr. Leber may terminate the Agreement at his discretion, with or without “Good Reason” (as defined in the Agreement), upon thirty days’ advanced notice to the Company.

In the event Mr. Leber’s employment is terminated by the Company with Cause, or due to Mr. Leber’s death or upon expiration of the Agreement due to Mr. Leber’s election not to renew the Agreement, the Company will pay Mr. Leber his accrued but unpaid Base Salary, his accrued but unused vacation and any approved but unreimbursed business expenses as of the date of such termination (the “Accrued Obligations”).

In the event Mr. Leber’s employment is terminated by Mr. Leber with Good Reason or upon expiration of the Agreement due to the Company’s election not to renew the Agreement, the Company will pay Mr. Leber on the date of such termination: (i) the Accrued Obligations, (ii) a lump sum cash payment equal to Mr. Leber’s Base Salary, (iii) a lump sum cash payment equal to any awarded but unpaid bonuses and (iv) the monthly premium required to be paid to continue Mr. Leber’s participation in the Company’s healthcare plans for one year. In addition, to the extent not previously vested, the Initial Grants and Subsequent Grants will automatically vest. Mr. Leber will have until the earlier of the last day of the term of such grants or three years following the date of his termination to exercise such grants. Also, all restricted shares then held by Mr. Leber, and all shares obtained by Mr. Leber via exercise of warrants and options, shall immediately, without any further condition or qualification, be registered by the Company if they were not previously registered.

The Agreement also provides that Mr. Leber will be subject to confidentiality provisions and, for a period of one year following his termination with Cause or without Good Reason, non-competition and non-solicitation restrictions.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which the Company will file as an exhibit to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

Increase in Ellen Breslau’s, Editor-in-Chief Base Salary

On July 1, 2014, the Company’s Board of Directors approved an increase in Ellen Breslau’s, Editor-in-Chief annual base salary from $185,000 per year to $200,000 per year.

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
10.1

Form of Second Amendment to Promissory Notes, by and between Grandparents.com, Inc. and each of Steven Leber, Joseph Bernstein, Meadows Capital LLC and Mel Harris, dated May 6, 2014 and effective as of April 30, 2014 [Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and filed with the Securities and Exchange Commission on May 15, 2014]

10.2	Retirement Agreement, by and between Grandparents.com, Inc., Joseph Bernstein and Bernstein-Nasser Investors, LLC, dated June 9, 2014 [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 9, 2014 and filed with the Securities and Exchange Commission on June 13, 2014]
10.3	Form of Transition Services Consulting Letter, by and between Grandparents.com, Inc. and Joseph Bernstein, to be dated as of the Effective Date. [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 9, 2014 and filed with the Securities and Exchange Commission on June 13, 2014]
10.4

Form of June 2014 Securities Purchase Agreement [Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and filed with the Securities and Exchange Commission on November 19, 2013]

10.5

Form of Warrant issued pursuant to June 2014 Securities Purchase Agreement [Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and filed with the Securities and Exchange Commission on November 19, 2013]

10.6 *	Employment Agreement, by and between Grandparents.com, Inc. and Steven Leber, dated June 25, 2014 (1)
10.7 *	Employment Agreement, by and between Grandparents.com, Inc. and Riaz Latifullah, dated April 29, 2014 (1)
10.8 *

Form of Third Amendment to Promissory Notes, by and between Grandparents.com, Inc. and each of Steven Leber, Joseph Bernstein, Meadows Capital LLC and Mel Harris, dated May 6, 2014 and effective as of April 30, 2014

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

/s/ Steven E. Leber
Steven E. Leber
Chief Executive Officer
(Principal Executive Officer)

/s/ Riaz Latifullah
Riaz Latifullah
Chief Financial Officer
(Principal Financial and Accounting Officer)

