Form 10-Q/A
period 2014-06-30
GRANDPARENTS.COM, INC.
filed 2014-08-21
CIK 1020475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Explanatory Note

On August 19, 2014, Grandparents.com, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 with the Securities and Exchange Commission (“Form 10-Q”), however, the XBRL Interactive Data files were not included with the original filing of the Form 10-Q. The purpose of this Amendment No. 1 to Form 10-Q is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q other than the furnishing of Exhibit 101 as described above.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Dated: August 21, 2014	GRANDPARENTS.COM, INC.

/s/ Steven E. Leber
Steven E. Leber
Chief Executive Officer
(Principal Executive Officer)

/s/ Riaz Latifullah
Riaz Latifullah
Chief Financial Officer
(Principal Financial and Accounting Officer)

