Form 10-K/A
period 2013-12-31
GRANDPARENTS.COM, INC.
filed 2014-09-09
CIK 1020475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K for Grandparents.com, Inc. (the “Company”) for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “Commission”) on April 10, 2014 (the “Form 10-K”), is to file a revised redacted version of Exhibit 10.48 included in Part IV, Item 15 of the Form 10-K in connection with a Confidential Treatment Request filed with that exhibit. Confidential treatment has been requested from the Commission for certain portions of Exhibit 10.48 under Rule 24b-2.

This Amendment only affects Part IV, Item 15 of the Form 10-K; no other changes have been made. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-K.

In accordance with Rule 12b-15 under the Securities Act of 1934, as amended, this Amendment also includes as exhibits the new certifications required by Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Consolidated Financial Statements—Our consolidated financial statements are set forth in Part II, Item 8 of the Form 10-K.

(a)(2) Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

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

			Incorporated by Reference
Exhibit Number	Description	Filed/ Furnished Herewith	Form	File Number	Filing Date	Exhibit Number
3.1	Third Amended and Restated Certificate of Incorporation of Grandparents.com, Inc.		8-K	000-21537	March 10, 2014	3.3

3.2	Second Amended and Restated Bylaws of Grandparents.com, Inc.		8-K	000-21537	February 27, 2012	3.4

10.1	Warrant issued to Grandparents.com LLC		8-K	000-21537	February 27, 2012	4.1

10.2	Advisory Warrant issued to John Thomas Financial, Inc.		8-K	000-21537	February 27, 2012	4.2

10.3	Placement Agent Warrant issued to John Thomas Financial, Inc.		8-K	000-21537	February 27, 2012	4.3

10.4	Amended and Restated Promissory Note in favor of Steven E. Leber +		8-K	000-21537	February 27, 2012	10.9

10.5	Amended and Restated Promissory Note in favor of Joseph Bernstein +		8-K	000-21537	February 27, 2012	10.10

10.6	Amended and Restated Promissory Note in favor of Meadows Capital, LLC +		8-K	000-21537	February 27, 2012	10.11

10.7	Amended and Restated Promissory Note in favor of Leber-Bernstein Group, LLC +		8-K	000-21537	February 27, 2012	10.12

10.8	Promissory Note in favor of Vanessa de Oliveira		10-Q	000-21537	November 21, 2012	10.1

10.9	Joint and Several Guaranty of Payment by Steven Leber and Joseph Bernstein in favor of Vanessa de Oliveira (8) +		10-Q	000-21537	November 21, 2012	10.3

10.10	Contribution and Indemnification Agreement by and among the Company, Steven Leber and Joseph Bernstein regarding the Oliveira Note (10) +	10-Q	000-21537	November 21, 2012	10.5

10.11	Promissory Note in favor of Mel Harris	10-Q	000-21537	November 21, 2012	10.2

10.12	Amended and Restated Promissory Note in favor of Mel Harris	8-K	000-21537	February 1, 2013	10.1

10.13	Second Amended and Restated Promissory in favor of Mel Harris	10-K	000-21537	April 16, 2013	10.22

10.14	Third Amended and Restated Promissory Note in favor of Mel Harris	10-Q	000-21537	August 19, 2013	10.18

10.15	Fourth Amended and Restated Promissory Note in favor of Mel Harris	10-Q	000-21537	November 19, 2013	10.3

10.16	Fifth Amended and Restated Promissory Note in favor of Mel Harris	10-Q	000-21537	November 19, 2013	10.4

10.17	Joint and Several Guaranty of Payment by Steven Leber and Joseph Bernstein in favor of Mel Harris +	10-Q	000-21537	November 11, 2012	10.4

10.18	Contribution and Indemnification Agreement by and among the Company, Steven Leber and Joseph Bernstein regarding the Harris Note +	10-Q	000-21537	November 11, 2012	10.6

10.19	Form of Note Purchase Agreement	10-K	000-21537	April 16, 2013	10.27

10.20	Form of 12% Secured Convertible Promissory Note issued pursuant to Note Purchase Agreement	8-K	000-21537	December 13, 2012	4.1

10.21	Form of Warrant issued pursuant to Note Purchase Agreement	8-K	000-21537	December 13, 2012	4.2

10.22	Security Agreement by and between the Company and John Thomas Financial, Inc. pursuant to Note Purchase Agreement	10-K	000-21537	April 16, 2013	10.30

10.23	Limited Guaranty of Payment by Steven Leber, Joseph Bernstein and Dr. Robert Cohen pursuant to Note Purchase Agreement +	10-K	000-21537	April 16, 2013	10.31

10.24	Contribution and Indemnification Agreement by and among the Company, Steven Leber, Joseph Bernstein and Dr. Robert Cohen pursuant to Limited Guaranty of Payment +	10-K	000-21537	April 16, 2013	10.32

10.25	Form of Warrant issued to Steven Leber, Joseph Bernstein and Dr. Robert Cohen pursuant to the Limited Guaranty of Payment +	10-K	000-21537	April 16, 2013	10.33

10.26	Form of Amended and Restated Note Purchase Agreement	8-K	000-21537	June 6, 2013	10.1

10.27	Form of Convertible Promissory Note issued pursuant to Amended and Restated Note Purchase Agreement	8-K	000-21537	June 6, 2013	10.2

10.28	Form of Amended and Restated Convertible Promissory Note	10-Q	000-21537	August 19, 2013	10.5

10.29	Form of Warrant issued pursuant to Amended and Restated Note Purchase Agreement	8-K	000-21537	June 6, 2013	10.3

10.30	Form of February 2013 Promissory Note +	8-K	000-21537	February 28, 2013	10.1

10.31	Form of Amendment to February 2013 Promissory Notes +	10-K	000-21537	April 10, 2014	10.31

10.32	Form of June 2013 Demand Promissory Note +	8-K	000-21537	June 18, 2013	10.1

10.33	Form of January 2014 Demand Promissory Note +	10-K	000-21537	April 10, 2014	10.33

10.34	Form of First April 2013 Securities Purchase Agreement	10-K	000-21537	April 16, 2013	10.38

10.35	Form of Warrant issued pursuant to First April 2013 Securities Purchase Agreement	10-K	000-21537	April 16, 2013	10.39

10.36	Form of Second April 2013 Securities Purchase Agreement	8-K	000-21537	April 26, 2013	10.1

10.37	Form of Warrant issued pursuant to Second April 2013 Securities Purchase Agreement	8-K	000-21537	April 26, 2013	10.2

10.38	Form of June 2013 Securities Purchase Agreement	10-Q	000-21537	August 19, 2013	10.14

10.39	Form of July 2013 Securities Purchase Agreement	10-Q	000-21537	August 19, 2013	10.15

10.40	Form of Warrant issued pursuant to June 2013 and July 2013 Securities Purchase Agreements	10-Q	000-21537	August 19, 2013	10.16

10.41	Form of October 2013 and November 2013 Securities Purchase Agreement	10-Q	000-21537	November 19, 2013	10.1

10.42	Form of Warrant issued pursuant to October 2013 and November 2013 Securities Purchase Agreements	10-Q	000-21537	November 19, 2013	10.2

10.43	Marketing and Distribution Agreement by and between Grandparents Health Plans, LLC and Humana MarketPoint, Inc.	10-Q	000-21537	August 14, 2012	10.1

10.44	Strategic Alliance Agreement with Starr Indemnity & Liability Company	8-K	000-21537	January 10, 2013	10.1

10.45	First Amendment to Strategic Alliance Agreement with Starr Indemnity & Liability Company	10-K	000-21537	April 16, 2013	10.35

10.46	Alliance Agreement with Cegedim Inc.		10-K	000-21537	April 16, 2013	10.37

10.47	Program Agreement by and between Grandparents.com, Inc. and Aetna Life Insurance Company (1)		10-Q	000-21537	November 19, 2013	10.5

10.48	Third Party Agreement by and among Grandparents.com, Inc., Aetna Life Insurance Company and Reader’s Digest (1)	*

10.49	Employment Agreement dated as of February 23, 2012 by and between Grandparents.com, Inc. and Steven E. Leber +		8-K	000-21537	February 27, 2012	10.5

10.50	Employment Agreement dated as of February 23, 2012 by and between Grandparents.com, Inc. and Joseph Bernstein +		8-K	000-21537	February 27, 2012	10.6

10.51	Employment Agreement dated as of February 23, 2012 by and between Grandparents.com, Inc. and Matthew Schwartz +		8-K	000-21537	February 27, 2012	10.8

10.52	Amendment to Employment Agreement dated as of March 1, 2014 by and between Grandparents.com, Inc. and Matthew Schwartz +		10-K	000-21537	April 10, 2014	10.52

10.53	Warrant issued to Matthew Schwartz dated March 15, 2014 +		10-K	000-21537	April 10, 2014	10.53

10.54	Employment Agreement dated as of April 3, 2012 by and between Grandparents.com, Inc. and Ellen Breslau +		S-1	333-182326	June 25, 2012	10.17

10.55	Employment Agreement dated as of December 9, 2013 by and between Grandparents.com, Inc. and Lee Lazarus +		10-K	000-21537	April 10, 2014	10.55

10.56	Non-Qualified Stock Option Agreement dated as of December 9, 2013 by and between Grandparents.com, Inc. and Lee Lazarus +		10-K	000-21537	April 10, 2014	10.56

10.57	Amended and Restated 2012 Stock Incentive Plan +		10-K	000-21537	April 10, 2014	10.57

10.58	Form of Non-Qualified Stock Option Grant Letter +		8-K	000-21537	February 27, 2012	10.14

10.59	Form of Incentive Stock Option Grant Letter +		10-K	000-21537	April 10, 2014	10.59

10.60	Form of Warrant issued to Certain Officers and Directors +		10-Q	000-21537	August 19, 2013	10.17

10.61	Mahl Resignation and Release Agreement		8-K	000-21537	June 13, 2013	10.1

10.62	Mahl Consulting Agreement		8-K	000-21537	June 13, 2013	10.2

14.1	Code of Ethics		10-K	000-21537	September 27, 2011	14.1

21.1	Subsidiaries		10-K	000-21537	April 10, 2014	21.1

23.1	Consent of Daszkal Bolton LLP		10-K	000-21537	April 10, 2014	23.1

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Co-Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Co-Principal Executive Officers and Principal Financial and Accounting Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	000-21537	April 10, 2014	32.1

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Schema	**

101.CAL	XBRL Taxonomy Calculation Linkbase	**

101.DEF	XBRL Taxonomy Definition Linkbase	**

101.LAB	XBRL Taxonomy Label Linkbase	**

101.PRE	XBRL Taxonomy Presentation Linkbase	**

(1)	Portions of this exhibit containing confidential information have been omitted pursuant to a request for confidential treatment filed with the SEC pursuant to Rule 24b-2 under the Exchange Act. Confidential information has been omitted from the exhibit in places marked “[***]”and has been filed separately with the SEC.

+ Denotes a management contract or compensatory plan or arrangement

* Filed herewith.

** Previously furnished with the Grandparents.com, Inc. Annual Report on Form 10-K filed April 10, 2014 (file no. 000-21537).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GRANDPARENTS.COM, INC.

Dated: September 9, 2014	/s/ Steven E. Leber
Steven E. Leber
Chairman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Name	Title	Date

/s/ Steven E. Leber	Chairman, Chief Executive Officer (Principal Executive Officer)	September 9, 2014
Steven E. Leber

/s/ Mel Harris	Director	September 9, 2014
Mel Harris

/s/ Lee Lazarus	Director, Chief Operating Officer	September 9, 2014
Lee Lazarus

/s/ Dr. Robert Cohen	Director	September 9, 2014
Dr. Robert Cohen

/s/ Louis P. Karol	Director	September 9, 2014
Louis P. Karol