Form 10-Q
period 2014-09-30
GRANDPARENTS.COM, INC.
filed 2014-11-13
CIK 1020475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

As of November 4, 2014, there were 127,699,492 shares of the registrant’s common stock, $.01 par value per share, outstanding.

GRANDPARENTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q (this “Report”) or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. In some cases, forward-looking statements may contain terms such as “anticipates,” “believes,” “seeks,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “will,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; relationships with our marketing partners and American Grandparents Association (AGA) members; demand for our website, products and changes in AGA membership ranks; financial resources and condition; changes in revenues; changes in profitability; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; the ability to produce the liquidity or enter into agreements to acquire the capital necessary to continue our operations and take advantage of opportunities; legal proceedings and claims. Forward-looking statements reflect our current views with respect to future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” contained herein and in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on April 10, 2014. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$666,917	$59,306
Restricted cash	-	40,000
Accounts receivable	83,831	63,796
Prepaid expenses	1,847,031	71,339
Total current assets	2,597,779	234,441

Property and equipment, net	31,754	71,187

Other assets:
Security deposits	47,501	3,701
Intangibles, net	3,740,493	3,930,484
Total other assets	3,787,994	3,934,185

Total assets	$6,417,527	$4,239,813

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,315,988	$1,526,892
Accrued expenses	363,519	295,880
Deferred revenue	1,006,285	-
Deferred officer salary	226,875	306,250
Notes payable	1,299,957	1,378,500
Convertible bridge notes, net	-	1,008,447
Total current liabilities	4,212,624	4,515,969

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 0 issued and outstanding at September 30, 2014	-
Common stock, $0.01 par value, 350,000,000 shares authorized, 126,999,492 and 99,219,304 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,269,995	992,190
Additional paid-in capital	35,634,901	23,930,160
Accumulated deficit	(34,699,993)	(25,198,506)
Total stockholders’ equity (deficit)	2,204,903	(276,156)

Total liabilities and stockholders’ equity (deficit)	$6,417,527	$4,239,813

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Advertising and other revenue	$58,232	$118,910	$150,853	$375,923
Total revenue	58,232	118,910	150,853	375,923

Operating expenses:
Selling and marketing	83,814	52,533	248,975	192,586
Salaries	488,982	404,783	1,542,531	1,297,428
Rent	55,600	42,025	144,000	126,125
Accounting, legal and filing fees	75,114	160,600	695,479	546,947
Consulting	386,376	249,400	974,544	690,008
Equity-based compensation	2,056,138	1,129,772	4,758,292	3,197,520
Other general and administrative	246,289	242,583	530,940	555,535
Depreciation and amortization	123,937	113,996	363,688	490,854
Total operating expenses	3,516,250	2,395,692	9,258,449	7,097,003

Other income (expense):
Interest income (expense), net	(20,924)	(125,127)	(424,516)	(541,753)
Other income (expense), net	22,500	-	30,625	-

Total other income (expense)	1,576	(125,127)	(393,891)	(541,753)

Net loss	$(3,456,442)	$(2,401,909)	$(9,501,487)	$(7,262,833)

Net loss per share-basic and diluted	$(0.03)	$(0.03)	$(0.08)	$(0.08)

Weighted average common shares outstanding, basic and diluted	124,754,394	95,819,916	112,002,458	89,455,860

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from Operating activities:
Net loss	$(9,501,487)	$(7,262,833)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	363,688	490,854
Equity-based compensation	2,889,635	3,197,520
Prepaid consulting expense	1,868,657	-
Issuance of common stock for services	70,875	-
Amortization of discount on bridge notes payable	60,364	377,213
Gain on settlement of accounts payable	30,625	-
Accounts receivable, net	(20,035)	(31,245)
Other receivable	-	33,335
Prepaid expenses	(1,064,273)	21,642
Accounts payable	(220,560)	214,072
Accrued expenses	374,444	149,389
Deferred officer salary	225,625	293,750
Deferred Revenue	1,006,285	-
Net cash used in Operating activities	(3,916,157)	(2,516,303)

Cash flows from Investing activities:
Capitalized website development costs	(155,232)	(15,129)
Purchase of property and equipment	-	(1,595)
Net cash used in Investing activities	(155,232)	(16,724)

Cash flows from Financing activities:
Repayments of loans and short-term advances	(75,000)	(150,000)
Proceeds from private placement, net	4,679,000	2,170,000
Proceeds from loans and short-term advances	75,000	550,000
Net cash provided by Financing activities	4,679,000	2,570,000

Net increase in cash	607,611	36,973
Cash, beginning of period	59,306	249,116
Cash, end of period	$666,917	$286,089

Supplemental cash flow information:
Fair value of warrants charged to capital	$2,655,215	-
Conversion of convertible bridge notes to equity	$1,189,806	$-
Interest expense charged to capital	$135,411	-
Cashless exercise of warrants	$10,995	$-
Settlement of liabilities via issuance of equity	$568,891	$152,833
Settlement of liabilities via transfer of used equipment, net	$20,969	$680
Cash paid for interest	$4,007	$8,000
Warrant discount on secured convertible bridge notes	$-	$301,793
Conversion of accrued interest to convertible bridge notes	$-	$52,800

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

Grandparents.com, Inc., together with its consolidated subsidiaries (the “Company”), is a Media and eCommerce company that through its website, www.grandparents.com, serves the age 50+ demographic market. The website offers benefits, content, activities, discussion groups, expert advice, products, services and newsletters that enrich the lives of grandparents. In addition to operating the grandparents.com website, the Company’s membership association, the American Grandparents Association (“AGA”), seeks to unite grandparents, boomers and seniors around the concept that the 50+ demographic faces issues that are unique to them. The AGA is a resource for those seeking advice, information and discussion of issues important to grandparents. Members of the AGA also enjoy access to its deals, discounts and products provided by third parties that the AGA endorses or recommends or makes available to its members.

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

These condensed consolidated financial statements and the related notes should be read in conjunction with the December 31, 2013 and 2012 financial statements and related notes included in the Company’s Annual Report on Form 10-K filed April 10, 2014 and its amended Form 10-K/A filed September 9, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet as of December 31, 2013 was derived from the Company’s audited financial statements for the year ended December 31, 2013, but does not include all disclosures required by U.S. GAAP. However, the Company believes the disclosures are adequate to make the information presented not misleading.

3. Changes in Officers and Directors

On June 9, 2014, Joseph Bernstein, the Company’s Co-Chief Executive Officer, Chief Financial Officer, Treasurer and a Director, and the Company entered into a retirement agreement (the “Retirement Agreement”), pursuant to which he agreed to resign from the Company, effective on June 25, 2014. Pursuant to the terms of the Retirement Agreement, the Company agreed to issue to Mr. Bernstein (and his affiliates) (i) 300,000 shares of common stock valued at $96,000 (charged to expense in the accompanying consolidated financial statements) for continued services, and other promises and covenants, (ii) 400,000 shares and a five-year warrant to purchase 275,000 shares at $0.25 exercisable immediately upon issuance (combined fair value of $120,634) in exchange for the termination of the $78,543 note (See Note 6) and (iii) 400,000 shares of common stock valued at $14,777 in exchange for the termination of the $100,000 note (See Note 6). During the quarter ended June 30, 2014, the Company recorded additional interest expense related to the cancellation of the indebtedness as described in (ii) and (iii) of $135,411. The Company also agreed to provide Mr. Bernstein with a monthly payment of $3,000 for a period of 24 months starting as of July 1, 2014 for health insurance coverage.

On July 1, 2014, the Company appointed Mel Harris to serve as a member of the Board of Directors to fill an open vacancy. On the same date the Company also entered a five-year consulting agreement with Mr. Harris. Upon the Company becoming cash flow positive, Mr. Harris will be paid $225,000 per year pursuant to the terms of the Agreement. Mr. Harris also received a five-year warrant to purchase 5 million shares of the Company’s common stock at an exercise price of $0.34, vesting half immediately and the balance over two years. The portion of the warrant which vested at September 30, 2014 had a fair market value of approximately $825,000.

4. Going Concern

The Company has incurred a net loss of approximately $3.5 million and $9.5 million during the three- and nine-months ended September 30, 2014, respectively, and used approximately $1.7 million and $3.9 million in cash for operating activities during the three- and nine-months ended September 30, 2014, respectively. Without additional capital from existing or outside investors or further financing, the Company’s ability to continue to implement its business plan may be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management intends to raise additional capital through sales of its equity or debt securities while it continues to streamline its operations and expand its revenue streams from recommendation of products, the initiation of membership fees, endorsement of certain products including insurance policies and the Grand Card. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

5. Intangible Assets

Intangible assets consisted of the following at September 30, 2014 and December 31, 2013:

	Estimated Useful	September 30,	December 31,
	Lives (in Years)	2014	2013
URL and trademarks	15	$5,000,000	$5,000,400
Website and mobile application development	3	941,282	785,650
Customer relationships	3	1,000,000	1,000,000
		6,941,282	6,786,050
Less: accumulated amortization		(3,200,789)	(2,855,566)
Intangible assets, net		$3,740,493	$3,930,484

Amortization expense related to intangible assets amounted to $120,107 and $111,782 for the three-months ended September 30, 2014 and 2013, respectively, and $345,223 and $484,215 for the nine-months ended September 30, 2014 and 2013, respectively. The future amortization expense for each of the five succeeding years related to all finite lived intangible assets that are currently recorded in the balance sheets is estimated as follows at September 30, 2014:

For the Years Ending December 31,
2014	$120,107
2015	451,309
2016	386,736
2017	348,431
2018	333,333
Thereafter	2,100,577
$3,740,493

6. Notes Payable

Notes payable and convertible bridge notes, net consisted of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
New 12% convertible bridge note	$-	$1,002,800
Promissory notes – February 2013	300,000	400,000
Notes payable assumed February 2012	999,957	1,078,500
	1,299,957	2,481,300
Less: debt discount	-	(94,353)
Notes payable and convertible bridge notes, net	$1,299,957	$2,386,947

Accrued interest expense included in accrued expenses at September 30, 2014 and December 31, 2013 was $147,830 and $177,736 respectively.

12% Convertible Bridge Notes

In December 2012, January 2013 and February 2013, the Company issued five (5) separate 12% Secured Convertible Bridge Notes totaling $950,000 (the “Original 12% Secured Convertible Bridge Notes”) pursuant to a note purchase agreement dated December 7, 2012 (the “Original Note Purchase Agreement”). All of the Original 12% Secured Convertible Bridge Notes accrued interest at 12% per annum. The Original 12% Secured Convertible Bridge Notes were contingently convertiblxe into shares of the Company’s common stock at a conversion price of 75% of the price per share issued by the Company in a Qualified Financing (defined as an equity financing of not less than $7,000,000). The difference between the effective conversion price of the Original 12% Secured Convertible Bridge Notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the Original 12% Secured Convertible Bridge Notes, resulted in a beneficial conversion feature in the amount of $287,500. In accordance with ASC 470-20, because the Original 12% Secured Convertible Bridge Notes were convertible upon the occurrence of a contingent future event (the Qualified Financing), the contingent beneficial conversion feature has been measured at the issuance date, but is not reflected in the statement of operations until the occurrence of the contingent event.

In May 2013, the holders of the Original 12% Secured Convertible Bridge Notes transferred, in separate transactions, all of their respective rights, title and interests in the Original 12% Secured Convertible Bridge Notes to a third party (the “12% Note Holder”) pursuant to various note purchase agreements by and between each original holder and the 12% Note Holder. Also in May 2013, immediately following the 12% Note Holder’s acquisition of the Original 12% Secured Convertible Bridge Notes, the Company and the 12% Note Holder entered into an Amended and Restated Note Purchase Agreement to amend and restate the Original Note Purchase Agreement. Pursuant to the Amended and Restated Note Purchase Agreement, all of the Original 12% Secured Convertible Bridge Notes were automatically deemed null and void. In addition, the Company issued to the 12% Note Holder a new convertible promissory note (the “New 12% Convertible Bridge Note”) in the original principal amount of $1,002,800, which amount reflected the outstanding principal amount and unpaid accrued interest due under the Original 12% Secured Convertible Bridge Notes as of the date of the Amended and Restated Note Purchase Agreement. Pursuant to the terms of the Amended and Restated Note Purchase Agreement, the New 12% Convertible Bridge Note was convertible into shares of the Company’s common stock at any time at the option of the 12% Note Holder for $0.1875 per share, was unsecured and accrued interest at the rate of 12% per annum and was scheduled to mature on June 2, 2014. The May 2013 transaction was accounted for as an extinguishment of the original 12% Secured Convertible Bridge Notes as all related costs were written off in the settlement including any unamortized discount and deferred issuance costs.

On April 4, 2014, the Company entered into a Note Conversion Agreement with the 12% Note Holder of the New 12% Convertible Bridge Note pursuant to which the 12% Note Holder agreed to convert $1,223,795 in principal and interest due thereunder, as calculated through June 2, 2014, into 6,526,908 shares of common stock at the conversion price set forth in the New 12% Convertible Bridge Note. The shares were valued at $1,189,806 which consisted of principal of $1,002,800 plus interest of $220,995 less unamortized debt discount of $33,989 and they were issued on April 15, 2014.

Promissory Notes - February 2013

In February 2013, the Company issued four (4) promissory notes totaling $400,000 (the “February Notes”). The February Notes are unsecured, accrue interest at a rate of 10% per annum and were to mature on the earlier of March 1, 2014 or the closing of a single transaction (whether debt, equity or a combination of both) that resulted in aggregate gross proceeds to the Company of $10,000,000. On March 1, 2014, May 6, 2014, July 8, 2014, August 30, 2014 and October 31, 2014 the Company entered into amendments to the outstanding February Notes extending the stated maturity dates. Pursuant to the most recent amendments, the maturity date of each remaining promissory note was extended until the earlier of (i) December 31, 2014, (ii) the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $2,000,000, or (iii) the acceleration of the maturity of the promissory note upon the occurrence of an Event of Default (as defined in each of the promissory notes). One of these notes and its accrued interest was terminated effective June 25, 2014 in return for 400,000 shares of the Company’s common stock in connection with the Retirement Agreement (See Note 3). An expense of $28,000 was recorded in connection with the termination of this note. The Company accounted for these amendments as a modification with no resulting gain or loss as there was no related discount or deferred issuance costs associated with the February Notes.

In January 2014, the Company issued three (3) demand promissory notes in the aggregate amount of $75,000. Each demand promissory note has an original principal amount of $25,000, bears interest at a rate of ten percent (10%) per annum, is unsecured, and is payable upon demand. The notes were repaid in full on August 6, 2014.

Notes Payable Assumed February 2012

In connection with the Asset Contribution Agreement between the Company and Grandparents Acquisition Company, LLC, which became effective on February 23, 2012, the following aggregate indebtedness of $1,078,500 with contingent maturities was assumed by the Company:

Two (2) notes payable, each in the amount of $78,543, to certain officers, directors and beneficial owners of a majority of the capital stock of the Company. The notes bear interest annually at 5% and are due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) the date subsequent to March 31, 2013 that the Company achieves EBITDA equal to or greater than $2,500,000. The note is subordinate to certain other debt obligations of the Company. One of these notes and its accrued interest was terminated effective June 25, 2014 in return for 400,000 shares of the Company’s common stock and a five-year warrant to purchase 275,000 shares of the Company’s common stock at $0.25 in connection with the Retirement Agreement (See Note 3). Additional interest expense of $49,457 plus the fair value of the warrants in the amount of $80,355 was charged to operations in connection with the termination of this note.

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

One (1) promissory note converted from management fees accrued through the transaction date totaling $612,500 and payable to an entity controlled by the Company’s Chief Executive Officer. The note bears interest annually at 5% and is due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) the date subsequent to March 31, 2013 that the Company achieves EBITDA equal to or greater than $2,500,000. The note is subordinate to certain other debt obligations of the Company.

Warrants Issued in connection with Notes Payable

In connection with the issuances of the Original 12% Secured Convertible Bridge Notes and the February Notes, the Company issued five-year warrants to purchase an aggregate of 1,350,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The Company has accounted for the warrants issued in connection with the Original 12% Secured Convertible Bridge Notes and the February Notes in accordance with the provisions of ASC 370-20 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The warrants were valued at their fair value of $0.15 to $0.27 per warrant using the Black-Scholes method with the following assumptions: share price = $0.17 to $0.30, volatility = 156%, risk-free rate = 1.82%. The fair values of the warrants, based on an allocation of the value of the notes payable and the value of the warrants issued in connection with the notes payable, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $343,810 ($302,103 of which was recorded in 2013), and was amortized to interest expense over the term of the notes payable.

In connection with the issuance of the New 12% Convertible Bridge Note, the Company issued five-year warrants to purchase an aggregate of 1,002,800 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has accounted for the warrants in accordance with the provisions of ASC 370-20 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The warrants were valued at their fair value of $0.20 per warrant using the Black-Scholes method with the following assumptions: share price = $0.22 volatility = 155%, risk-free rate = 1.03%. The fair values of the warrants, based on an allocation of the value of the New 12% Convertible Bridge Note payable and the value of the warrants issued in connection with the New 12% Convertible Bridge Note payable, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $201,563, and was amortized to interest expense over the term of the New 12% Convertible Bridge Note payable which was converted to equity effective April 4, 2014.

Interest expense for the three- and nine-months ended September 30, 2014 attributable to amortization of the debt discount related to the warrants was $0 and $94,353 respectively.

Total interest expense charged to operations amounted to $20,924 and $125,138 for the three-months and $424,522 and $541,802 for the nine-months ended September 30, 2014 and 2013, respectively. The future principal maturities related to all notes payable obligations is estimated as follows at September 30, 2014 (excluding debt discount of $0 at September 30, 2014):

For the Years Ending December 31,
2014	$300,000
Contingent	999,957
$1,299,957

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

In March 2014, the Company issued 105,681 shares of its common stock to consultants in exchange for fees and expenses incurred in connection with past services provided to the Company. The aggregate fair value of the shares issued to the consultants was $34,875, which was expensed during the quarter ended March 31, 2014.

In April 2014, the Company issued 6,526,908 shares of its common stock in connection with the conversion of the New 12% Convertible Bridge Note plus interest at the fixed rate of $0.1875 for $1,189,806 (See Note 6).

In April and May 2014, the Company issued 37,715 shares of its common stock to consultants in exchange for fees and expenses incurred in connection with past services provided to the Company. The aggregate fair value of the shares issued to the consultants was $12,000, which was expensed during the quarter ended June 30, 2014.

In June 2014, the Company issued an aggregate of 1,100,000 shares of its common stock and warrants exercisable for a period of five years to purchase an aggregate of 275,000 shares of its common stock at an exercise price of $0.25 per share pursuant to the terms of the Retirement Agreement (See Note 3 and Note 6).

During July through September 2014, the Company issued 70,365 shares of its common stock to consultants in exchange for fees and expenses incurred in connection with past services provided to the Company. The aggregate fair value of the shares issued to the consultants was $24,000, which was expensed during the quarter ended September 30, 2014.

During the nine-months ended September 30, 2014, the Company issued 1,099,519 shares of its common stock in connection with the cashless exercise of 2,544,201 warrants.

During the nine-months ended September 30, 2014, the Company entered into securities purchase agreements with several investors pursuant to which the Company sold, in private transactions, an aggregate of 18,840,000 shares of its common stock and warrants to purchase an aggregate of 4,710,000 shares of its common stock for net proceeds to the Company of $4,679,000.  The warrants are exercisable for a period of five years at an exercise price of $0.25-$0.35 per share, subject to customary adjustments.

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

During the three-months ended September 30, 2014, the Company granted 5,000,000 options which expire five years from the date of grant and 5,500,000 options which expire ten years from the date of grant to purchase shares of common stock under the Plan to Eligible Persons. The options had exercise prices of $0.34 per share and a grant date fair value of $0.34 per option.

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

Risk-free interest rate	0.34-1.76%
Expected life (years)	2-10
Expected volatility	144-213%
Dividend yield	-

A summary of stock option activity for the nine-months ended September 30, 2014 and the year-ended December 31, 2013 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	7,205,000	$0.56	9.25
Granted and reissued	10,835,000	0.21
Forfeited and cancelled	(5,555,000)	0.59
Outstanding at December 31, 2013	12,485,000	0.24	8.86	$121,000
Granted and reissued	11,050,000	0.34
Forfeited and cancelled	(250,000)	0.60
Outstanding at September 30, 2014	23,285,000	0.28	7.68	$485,500

Exercisable at September 30, 2014	9,114,045	0.24	7.93	$298,833

The compensation expense recognized for Plan and non-Plan options awarded for the three-months ended September 30, 2014 and 2013 was $449,686 and $266,814, respectively. The compensation expense recognized for Plan and non-Plan options awarded for the nine-months ended September 30, 2014 and 2013 was $1,203,417 and $1,024,436, respectively. Total unrecognized compensation costs related to non-vested equity-based compensation arrangements was $3,862,313 and $1,562,436 as of September 30, 2014 and 2013, respectively. That cost is expected to be recognized over the remaining vesting period of 51 months.

9. Warrants

During 2013 and the nine-months ended September 30, 2014, the Board of Directors of the Company approved the grant and/or re-pricing of warrants in connection with the issuance of Common Stock, the issuance of Notes Payable and for selected services rendered by officers, directors, employees and consultants. Re-priced warrants were treated as cancelled and reissued on the date of re-pricing.

During 2013, the Company granted warrants to purchase 2,920,000 shares of common stock to investors in connection with Securities Purchase Agreements, 1,402,800 shares of common stock in connection with the issuance of Notes Payable and 18,277,400 shares of common stock in connection with services to the Company. The warrants had exercise prices ranging from $0.14 to $0.60 and they expire five years from the date of grant.

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

During the three-months ended September 30, 2014, the Company granted warrants to purchase 1,825,000 shares of common stock in connection with Securities Purchase Agreements and 6,375,000 shares of common stock in connection with services to the Company. The warrants had exercise prices ranging from $0.25 to $0.50 and they expire five years from the date of grant.

During the nine-months ended September 30, 2014, the Company issued 1,099,519 shares of its common stock in connection with the cashless exercise of 2,544,201 warrants.

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

Risk-free interest rate	0.34-1.78%
Expected life (years)	4-5
Expected volatility	123-213%
Dividend yield	-

A summary of warrant activity for the nine-months ended September 30, 2014 and the year-ended December 31, 2013 is presented below:

			Weighted Average
		Weighted Average	Remaining Contractual
	Warrants	Exercise Price	Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	7,653,648	$0.29	4.09
Granted and reissued	22,600,200	0.26	-
Expired	(225,188)	1.60	-
Forfeited and cancelled	(5,125,000)	0.54	-
Outstanding at December 31, 2013	24,903,660	0.26	3.63	$11,900
Granted and reissued	13,170,000	0.32
Exercised	(2,544,201)	0.23
Outstanding at September 30, 2014	35,529,459	0.28	3.59	$93,592

Exercisable at September 30, 2014	30,904,459	0.27	3.47	$149,842

In April 2013, the Company committed to issuing Starr Indemnity & Liability Company (“Starr”), a wholly owned subsidiary of Starr International Company, Inc., a warrant to acquire up to 21,438,954 shares of its common stock, subject to certain customary adjustments which vests one-fourth (1/4th) of the warrant shares upon issuance and the remaining portion of the warrant shares in three equal annual installments on March 1, 2014, 2015 and 2016, provided, however, that the warrant shall automatically cease to vest upon termination or expiration of the Strategic Alliance Agreement (the “Starr Agreement”) with Starr. The warrant was not issued until November 7, 2014 and is not included in the warrant activity table. The fair values of the first one-fourth (5,359,739 shares) and the second one-fourth (5,359,739 shares) were calculated using Black-Scholes as $766,443 and $1,888,772, respectively. The $766,443 was expensed in March 2014 and the $1,888,772 is being expensed over the period March 1, 2014 thru February 28, 2015, its requisite service period.

10. Income Taxes

ASC 740-10 “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”) requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates Company tax positions on an annual basis and has determined that as of September 30, 2014, no accruals for uncertain tax positions are necessary.

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The difference between the federal statutory rate (34%) and the Company’s effective rate (0%) is primarily attributable to the change in valuation allowance on its deferred tax assets as it is more likely than not that the Company will not be able to utilize its NOL’s based on the Company’s current and history of producing operating losses.

Generally, the Company is no longer subject to U.S. federal examinations by tax authorities for fiscal years prior to 2010.

11. Commitments

a.	The Company leases an office in New York, NY under a two-year extension of an operating lease which expires September 30, 2015. The lease requires monthly payments of $14,733 in the first year and $15,167 in the second year. There are no further options in the lease for extending the term beyond its current expiration. The Company also leases an apartment in New York, NY under a one-year operating lease which expires June 30, 2015 and requires two six-month payments of $22,800. The future minimum lease payments required under the two leases as of September 30, 2014, are as follows:

For the Years Ending December 31,
2014	$68,300
2015	136,500
$204,800

b.	In April 2012, the Company issued a letter of credit totaling $40,000, which was held as collateral for performance under the office operating lease. The letter of credit was secured by deposits at a financial institution, and was recorded as restricted cash in the balance sheet at December 31, 2013. In March 2014, the Company voluntarily terminated the letter of credit and transferred the security deposit to be held directly by the landlord, which amount is reflected as a deposit on the Company’s balance sheet at September 30, 2014.

c.	Rent expense recognized under operating leases was $55,600 and $42,025 for the three-months ended September 30, 2014 and 2013, respectively, and $144,000 and $126,125 for the nine-months ended September 30, 2014 and 2013.

d.	On January 8, 2013, the Company entered into the Starr Agreement with Starr, under which Starr agreed to provide certain services to the Company, including developing strategic business and investment relationships for the Company and providing business consulting services to the Company. In exchange for the services, the Company agreed to pay Starr a monthly fee of $80,000 during the term of the Starr Agreement, which commenced on March 1, 2013, as well as fees to be agreed upon by the Company and Starr for Starr’s arranging agreements with insurance companies. On March 1, 2014, the Starr Agreement automatically renewed for a one-year period and will automatically renew for subsequent one-year periods each year thereafter unless either party terminates the agreement prior to the expiration of the then-current term. The Starr Agreement was amended in April 2013 at which time the Company committed to issuing Starr a warrant to acquire up to 21,438,954 shares of our common stock, subject to certain customary adjustments which vests one-fourth (1/4th) of the warrant shares upon issuance and the remaining portion of the warrant shares in three equal annual installments on March 1, 2014, 2015 and 2016, provided, however, that the warrant shall automatically cease to vest upon termination or expiration of the Starr Agreement (see Note 9).

e.	Effective as of March 28, 2013, Grand Card, LLC (“Grand Card”), a wholly owned subsidiary of the Company, entered into an Alliance Agreement (the “Cegedim Agreement”) with Cegedim Inc. (OPUS HEALTH Division) (“Cegedim”) pursuant to which the parties formed an exclusive strategic alliance (the “Alliance”) to develop member benefit programs (the “Programs”) that provide cash rebates and other rewards on the “Grand Card” debit card. The Cegedim Agreement provides that all costs for marketing and promoting the Programs will be borne by Grand Card and that all other costs and funding of the Programs, subject to certain exceptions, shall be borne 75% by Grand Card and 25% by Cegedim. The Cegedim Agreement further provides that revenues derived from the Alliance (after deduction for certain operating costs borne by the parties) shall be allocated 75% to Grand Card and 25% to Cegedim. The term of the Cegedim Agreement commenced on March 28, 2013 and will continue for an initial term of four (4) years and will automatically renew for successive four-year terms unless fewer than 500,000 cards have been issued at the time of such renewal or either party provides written notice to the other party of its intent not to renew within 120 days of the end of the then-current term.

f.	In February 2014, the Company entered into a marketing agreement with Aetna Life Insurance Company (“Aetna”) and Reader’s Digest Financial Services, Inc. (“RD”) pursuant to which RD has agreed to endorse and promote the Aetna-issued group Medicare Supplement and other products as the parties may agree to offer in the future. The agreement required Aetna to make a $1 million non-refundable marketing advance against future royalties to the Company and required the Company to pay a $1 million royalty advance to RD. Both payments were made in February 2014. For financial statement presentation purposes, the advances received have been reflected in deferred revenue and advances paid have been reflected in prepaid expenses on the condensed consolidated balance sheet. Both advances will be recognized in earnings as future royalties are earned.

12. Concentrations

As of September 30, 2014, three (3) customers represented approximately 66% of the Company’s accounts receivable and five (5) customers represented approximately 56% of the Company’s revenues earned during the period. As of December 31, 2013, four (4) customers represented approximately 84% of the Company’s accounts receivable and two (2) customers represented approximately 39% of the Company’s revenues earned during 2013.

13. Subsequent Events

On October 29, 2014, a subsidiary of the Company entered into an Aetna Marketing Agreement for Upline Agents and Agencies (the “MA Contract”) with Aetna to offer a Medicare Advantage policy pursuant to which such subsidiary will receive a commission for each policy sold. The MA Contract becomes effective January 1, 2015.

Effective October 31, 2014, a subsidiary of the Company entered into an Aetna Marketing Agreement for Group Contracting Only (the “MS Contract”) with Aetna to offer a Medicare Supplement policy pursuant to which such subsidiary will receive a commission for each policy sold.

On October 31, 2014, the Company entered into amendments to the three remaining February Notes of $100,000 each (See Note 6). Pursuant to these amendments, the maturity date of each promissory note was extended until the earlier of (i) December 31, 2014, (ii) the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $2,000,000, or (iii) the acceleration of the maturity of the promissory note upon the occurrence of an Event of Default (as defined in each of the promissory notes).

During October 2014, the Company entered into securities purchase agreements with several investors pursuant to which the Company sold, in private transactions, an aggregate of 600,000 shares of its common stock and warrants to purchase an aggregate of 150,000 shares of its common stock for gross proceeds to the Company of $150,000.  The warrants are exercisable for a period of five (5) years at an exercise price of $0.35 per share, subject to customary adjustments.

In October 2014, the Company granted five-year performance-based warrants for past and future services to five consultants to purchase 723,723 shares of the Company’s common stock at exercise prices of $0.18-$0.33 per share.

In November 2014, the Company issued 100,000 shares of the Company’s common stock valued at $24,000 to a consultant for past services.

On November 7, 2014, the Company issued warrants to purchase up to 21,438,954 shares of common stock in connection with the Starr Agreement. The warrants had exercise prices of $0.05 and they expire on April 11, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We own and operate the grandparents.com website. We primarily serve the approximately 70 million grandparents in the U.S., but our audience also includes “boomers” and seniors that are not grandparents. We believe that our website is one of the leading online communities for our market and is the premier social media platform targeting active, involved grandparents. Our website provides content and forum groups on subjects that concern boomers and as of the date of this Report, there were nearly 2 million registered users of the website with an average of approximately 687,000 monthly unique visitors.

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

To date, we have generated revenue primarily from advertising. However, we continue to focus on creating additional revenue streams from other sources such as the promotion of products, the initiation of membership fees in the third quarter of 2014, endorsement of certain products including insurance, and the Grand Card. Although to date we have not been able to generate significant revenue from any source, we believe we will generate revenue from membership fees and our endorsement of products.

Like most developing companies, we face substantial financial challenges particularly in regard to revenue generation, cost control and capital requirements. Revenue for the nine months ended September 30, 2014 was $150,853, which reflected a decrease of $225,070, or 60%, compared to revenue of $375,923 for the comparable period in 2013. The decrease is mostly due to fewer ads on our website placed by several advertisers. We increased our total operating expenses by $2,161,446, or 30%, to $9,258,449 for the nine months ended September 30, 2014 compared to $7,097,003 for the comparable period in 2013 mainly as a result of an increase in equity-based compensation expense used to pay various parties in lieu of cash. We increased our net loss by $2,238,654, or 31%, to $9,501,487 for the nine months ended September 30, 2014 compared to $7,262,833 for the comparable period in 2013.

We used $3,916,157 in cash for operating activities and $155,232 in cash for investing activities during the nine months ended September 30, 2014, offset by $4,679,000 in cash provided by financing activities during this period. We had a working capital deficit of $1,614,845 as of September 30, 2014. We continue to seek capital to fund ongoing operations. During the first nine months of 2014, we raised $4,679,000 from the issuance of our common stock and warrants to accredited investors in private placement transactions. Going forward, we will need to raise significant capital in order to successfully implement our business plans. See “Liquidity and Capital Resources” below for additional information regarding our capital raising activities and use of cash.

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

Our Website

Our website offers content on health and wellbeing, relationships and finances as well as recipes, travel tips and recommended activities for grandparents, boomers and seniors. Historically, we have generated substantially all of our revenue through the sale of advertisements on our website. We believe the sale of advertisements will become a smaller percentage of total revenue on a going forward basis as other Company revenue streams are initiated.

American Grandparents Association

The AGA is our membership association. Members of the AGA have access to a range of benefits including groups, discussions, blogs, games and contests as well as access to our deals and group discounts on products and services that are offered exclusively to AGA members. AGA members also have the right to participate in our “Grand Corps” giving them the opportunity to volunteer for charitable and philanthropic causes in different areas including health, education and wellbeing. Registered users of the website have access to the website’s content and forum groups, but do not have access to the AGA membership benefits. The AGA charges $15 for an annual membership.

Grand Deals Transition to Grand Giveaways and Premium Member Benefits

With the introduction of a paid membership to the AGA, we have separated the offers formerly available in the Grand Deals portion of our website into two separate areas: Grand Giveaways and Premium Membership (“PM”). Grand Giveaways will continue to offer giveaways to registered users of the website and PM will offer curated discounted products and services exclusively to paying members of the AGA.

We offer our Promotional Partners exposure for their giveaways through various touch points: on our website, via our e-newsletter, and through social media channels. Grand Giveaways consist of consumer goods and services in the areas of entertainment, food and dining, health and wellness, children’s entertainment and education products.

PM benefits are typically discounted products and services provided by third parties appropriate for the 50+ demographic and their families. PM benefits include deals and discounts on gifts, jewelry, toys, eyewear, flowers, travel, entertainment (theaters), pet, casino, food and insurance. PM benefits providers have their promotions featured on our website.

We seek to maintain direct relationships with our promotion providers and regularly have discussions about potential new giveaways, deals, and additional ways they can cross-promote the AGA. Each Grand Giveaway and PM benefit is subject to the terms provided by the promotion provider which may seek to change, retract, or cancel any giveaway or deal offered in Grand Giveaways and PM benefits or otherwise to registered users or AGA members.

Royalty Arrangements

We intend to derive revenue by endorsing or recommending products and services provided by third parties in return for royalty payments. We have endorsed an online course entitled “Timeless You” created by Deepak Chopra, a Health and Wellbeing advisor to the Company. This online course consists of six different classes to help participants redefine their age, eliminate stress, maximize energy and find joy in life. The online course is marketed to AGA members and third parties and we receive a royalty for each person who orders the course. The online course first became available in 2014. We have entered into an agreement (the “Aetna Royalty Agreement”) with Aetna Life Insurance Company (“Aetna”), pursuant to which Aetna will offer a group Medicare Supplement to AGA members. In exchange for our endorsement, a license to use our intellectual property and access to the AGA membership, Aetna will pay a royalty to the Company. The Aetna Royalty Agreement requires Aetna to design, price and manage the policies. We are not required to perform any insurance producer services under the Aetna Royalty Agreement. As of the date of this Report, Aetna is in the process of filing its policy forms with various state insurance departments.

In February 2014, we entered into a marketing agreement with Aetna and Reader’s Digest Financial Services, Inc. (“Reader’s Digest”) pursuant to which Reader’s Digest has agreed to endorse and promote the Aetna-issued group Medicare Supplement and other products as the parties may agree to offer in the future. The agreement required Aetna to make a $1 million non-refundable marketing advance against future royalties to us and required us to pay a $1 million royalty advance to Reader’s Digest. Both payments were made in February 2014. For financial statement presentation purposes, the advances received have been reflected in deferred revenue and advances paid have been reflected in prepaid expenses on our condensed consolidated balance sheet. Both advances will be recognized in earnings as future royalties are earned.

There can be no guarantee that we will be able to enter into similar agreements or other royalty arrangements with other third parties or that, if we are, the terms of such arrangements will be on terms advantageous to us. To the extent we are able to enter into royalty arrangements, revenues, if any, from such arrangements may be limited in the near term.

Commission Arrangements

On October 29, 2014, a subsidiary of the Company entered into an Aetna Marketing Agreement for Upline Agents and Agencies (the “MA Contract”) with Aetna to offer a Medicare Advantage policy pursuant to which such subsidiary will receive a commission for each such policy sold. The MA Contract becomes effective January 1, 2015.

Effective on October 31, 2014, a subsidiary of the Company entered into an Aetna Marketing Agreement for Group Contracting Only (the “MS Contract”) with Aetna to offer a Medicare Supplement policy pursuant to which such subsidiary will receive a commission for each such policy sold.

There can be no guarantee that we will be able to enter into similar agreements or other commission arrangements with other third parties or that, if we are, the terms of such arrangements will be on terms advantageous to us. To the extent we are able to enter into commission arrangements, revenues, if any, from such arrangements may be limited in the near term.

Grand Card ®

In late 2011, the “Grand Card” was conceptualized as a cardholder rewards program that will provide cash rebate benefits on a debit card when cardholders purchase pharmaceutical products and consumer goods and services offered by participating merchants. In March 2013, we entered into a definitive agreement with Cegedim, Inc. (Opus Health Division), the U.S. subsidiary of Cegedim, S.A., regarding the formation of an alliance for the purpose of developing the Grand Card. To date, development of the Grand Card remains in the early stages and we have not generated any revenue from this program. There can be no guarantee that we will be able to further develop this concept or, that if we are able to do so, that we will be able to generate revenue from it.

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

In January 2013, we entered into a Strategic Alliance Agreement (the “Starr Agreement”) with Starr Indemnity & Liability Company (“Starr”), a wholly owned subsidiary of Starr International Company, Inc., under which Starr agreed to provide certain services to us, including developing strategic business and investment relationships and other business consulting services. In exchange for the services, we agreed to pay Starr a monthly fee of $80,000 as well as certain fees to be agreed upon by us and Starr for Starr’s arranging agreements with insurance and finance companies. The Starr Agreement was amended in April 2013, pursuant to which we committed to issuing Starr a warrant to acquire up to 21,438,954 shares of our common stock, subject to certain customary adjustments which vests one-fourth (1/4th) of the warrant shares upon issuance and the remaining portion of the warrant shares in three equal annual installments on March 1, 2014, 2015 and 2016, provided, however, that the warrant shall automatically cease to vest upon termination or expiration of the Starr Agreement. The warrant was issued on November 7, 2014. The initial term of the Starr Agreement was for one year and automatically renewed on March 1, 2014 and will continue to do so for subsequent one-year periods unless either party terminates the Starr Agreement prior to the expiration of the then-current term.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

Revenue

Revenue for the three months ended September 30, 2014 decreased by $60,678, or 51%, to $58,232 compared to $118,910 for the comparable period in 2013. Revenue for each period was derived primarily from advertisements on our website. The decrease is due, in part, to fewer advertisements placed, with two of our advertisers accounting for $52,000 or 85% of the decrease. The decrease in number of advertisements was due primarily to the non-renewal of branding campaigns that contributed to advertising revenue in the prior year period. In addition, the decrease in revenue was due to a decrease in CPM (cost-per-impression) compared to the prior year period. The decrease in CPM means advertisers paid less in the third quarter of 2014 for advertising on our website than they did in the comparable period in 2013.

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

As discussed elsewhere in this Report, we do not expect advertising revenue to be our sole source of revenue in the long term.

Operating Expenses

Total operating expenses for the three months ended September 30, 2014 increased by $1,120,558, or 47%, to $3,516,250 compared to $2,395,692 for the comparable period in 2013. The increase was due to an increase in equity-based compensation awards and consulting expenses during the third quarter of 2014.

Selling and marketing. Selling and marketing expense for the three months ended September 30, 2014 increased by $31,281, or 60%, to $83,814 compared to $52,533 for the comparable period in 2013 due to an increase in public relations expenses.

Salaries. Salary expense for the three months ended September 30, 2014 increased by $84,199, or 21%, to $488,982 compared to $404,783 for the comparable period in 2013 due to an increase of $194,000 in executive salaries offset by a decrease of $110,000 in deferred compensation during the period.

Rent. Rent expense for the three months ended September 30, 2014 increased by $13,575, or 32%, to $55,600 compared to $42,025 for the comparable period in 2013 due to an increase in office rent and rental of a corporate apartment starting in July 2014.

Accounting, legal and filing fees. Accounting, legal and filing fees expense for the three months ended September 30, 2014 decreased by $85,486, or 53%, to $75,114 compared to $160,600 for the comparable period in 2013. The decrease was due to lower legal expenses in the third quarter of 2014.

Consulting. Consulting expense for the three months ended September 30, 2014 increased by $136,976, or 55%, to $386,376 compared to $249,400 for the comparable period in 2013. The increase was due to an increase in payments of consulting fees to a technology company of $108,000 in the third quarter of 2014.

Equity-based compensation. Equity-based compensation for the three months ended September 30, 2014 increased by $926,366, or 82%, to $2,056,138 compared to $1,129,772 for the comparable period in 2013. The increase was due to an expense of $476,000 for the Starr warrant and an increase in options granted in the third quarter of 2014 versus 2013, one of which accounted for $763,000 of the increase.

Other general and administrative. Other general and administrative expense for the three months ended September 30, 2014 increased by $3,706, or 2%, to $246,289 compared to $242,583 for the comparable period in 2013.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2014 increased by $9,941, or 9%, to $123,937 compared to $113,996 for the comparable period in 2013.

Other Income (Expense)

We had other income of $1,576 consisting of a gain on forgiveness of debt of $22,500 offset by interest expense of $20,924 for the three months ended September 30, 2014 compared to other expense of $125,127 consisting mostly of interest expense of $125,138 for the comparable period in 2013. The decrease of $126,703, or 101%, was due to a decrease of $68,000 in discount amortization and a decrease of $36,000 in note interest.

Net Loss

Net loss for the three months ended September 30, 2014 was $3,456,442 compared to $2,401,909 for the comparable period in 2013, an increase of $1,054,533, or 44%.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Revenue

Revenue for the nine months ended September 30, 2014 decreased by $225,070, or 60%, to $150,853 compared to $375,923 for the comparable period in 2013. Revenue for each period was derived primarily from advertisements on our website. The decrease is due, in part, to fewer advertisements placed, with three of our advertisers accounting for $190,000 or 84% of the decrease. The decrease in number of advertisements was due primarily to the non-renewal of branding campaigns that contributed to advertising revenue in the prior year period. In addition, the decrease in revenue was due to a decrease in CPM (cost-per-impression) compared to the prior year period. The decrease in CPM means advertisers paid less during the nine months ended September 30, 2014 for advertising on our website than they did in the comparable period in 2013.

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

As discussed elsewhere in this Report, we do not expect advertising revenue to be our sole source of revenue in the long term.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2014 increased by $2,161,446, or 30%, to $9,258,449 compared to $7,097,003 for the comparable period in 2013. The increase was due to an increase in equity-based compensation, salaries and consulting expense, partially offset by a decrease in amortization expense during the first half of 2014.

Selling and marketing. Selling and marketing expense for the nine months ended September 30, 2014 increased by $56,389, or 29%, to $248,975 compared to $192,586 for the comparable period in 2013 due to an increase in public relations of $121,000 partially offset by a decrease in membership marketing of $55,000.

Salaries. Salary expense for the nine months ended September 30, 2014 increased by $245,103, or 19%, to $1,542,531 compared to $1,297,428 for the comparable period in 2013 due to an increase in executive salaries of $377,000 offset by a decrease of $155,000 in deferred compensation during the period.

Rent. Rent expense for the nine months ended September 30, 2014 increased by $17,875, or 14%, to $144,000 compared to $126,125 for the comparable period in 2013 due to an increase in office rent and rental of a corporate apartment starting in July 2014.

Accounting, legal and filing fees. Accounting, legal and filing fees expenses for the nine months ended September 30, 2014 increased by $148,532, or 27%, to $695,479 compared to $546,947 for the comparable period in 2013. The increase was due to increases in legal expenses of $118,000 and increases in accounting expenses of $35,000.

Consulting. Consulting expense for the nine months ended September 30, 2014 increased by $284,536, or 41%, to $974,544 compared to $690,008 for the comparable period in 2013. The increase was due to payments of cash consulting fees to Starr for nine months in 2014 versus only seven months in 2013 increasing consulting expense by $160,000. There was also an increase in payments of consulting fees to a technology company of $104,000 for the nine months in 2014.

Equity-based compensation. Equity-based compensation for the nine months ended September 30, 2014 increased by $1,560,772, or 49%, to $4,758,292 compared to $3,197,520 for the comparable period in 2013. The increase was due to a net increase in stock, options and warrants expensed as compensation, with one 2013 warrant and one issuance of shares for services accounting for a decrease $953,000 offset by one 2014 option accounting for an increase of $763,000 combined with non-cash compensation to Starr of $1,869,000 recorded during the nine months of 2014.

Other general and administrative. Other general and administrative expense for the nine months ended September 30, 2014 decreased by $24,595, or 4%, to $530,940 compared to $555,535 for the comparable period in 2013.

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2014 decreased by $127,166, or 26%, to $363,688 compared to $490,854 for the comparable period in 2013. The decrease was due to certain intangibles becoming fully amortized in 2013.

Other Expense

We had other expense, consisting mainly of interest expense, of $393,891 for the nine months ended September 30, 2014 compared to other expense of $541,753 for the comparable period in 2013. The decrease of $147,862, or 27%, was due to a decrease of $317,000 in discount amortization offset by increases of $200,000 in note interest and an increase of $31,000 in gains on debt settlements.

Net Loss

Net loss for the nine months ended September 30, 2014 was $9,501,487 compared to $7,262,833 for the comparable period in 2013, an increase of $2,238,654, or 31%.

Liquidity and Capital Resources

As of September 30, 2014, we had unrestricted cash of $666,917. We expect to finance our operations over the next twelve months primarily through our existing cash and offerings of our equity or debt securities or through bank financing. Our operations have not yet generated positive cash flows. To effectively implement our business plan, we will need to obtain additional financing. If we obtain financing, we would expect to accelerate our business plan and increase our advertising and marketing budget, hire additional staff members and increase our office space and operations all of which we believe would result in the generation of revenue and development of our business. We cannot be certain that financing will be available on acceptable terms or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

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

Since January 1, 2014 and through the filing of this Report (which includes transactions that occurred after the third quarter of 2014), we have sold an aggregate of 19,440,000 shares of our common stock at a price per share of $0.25 in separate private transactions with several accredited investors for an aggregate purchase price of $4,860,000. In connection with such sales, we issued five-year warrants to purchase an aggregate of 4,860,000 shares of our common stock at an exercise price of $0.25-$0.35 per share, subject to customary adjustments.

Debt Issuances

In December 2012 ($850,000), January 2013 ($50,000) and February 2013 ($50,000), we issued an aggregate of $950,000 of 12% secured convertible promissory notes (the “Original Bridge Notes”) and warrants to purchase an aggregate of 950,000 shares of our common stock (the “Original Bridge Warrants”) in a private offering to accredited investors (the “Original Investors”). On May 31, 2013 (the “Effective Date”), the Original Investors transferred, in separate transactions, all of their respective rights, title and interest in the Original Bridge Notes to a third party (the “12% Note Holder”) pursuant to various note purchase agreements by and between each Original Investor and the 12% Note Holder. Also on the Effective Date, and immediately following the 12% Note Holder’s purchase of the Original Bridge Notes, we entered into an Amended and Restated Note Purchase Agreement with the 12% Note Holder pursuant to which all of the Original Bridge Notes were automatically deemed null and void. In addition, we issued to the 12% Note Holder a convertible promissory note, which was subsequently amended and restated (the “New 12% Convertible Bridge Note”), in the original principal amount of $1,002,800, which amount reflected the outstanding principal amount and unpaid accrued interest due under the Original Bridge Notes on the Effective Date. The New 12% Convertible Bridge Note was unsecured and accrued interest at the rate of 12% per annum and was to mature on June 2, 2014 (the “Maturity Date”). On April 4, 2014, we entered into a Note Conversion Agreement with the 12% Note Holder pursuant to which the 12% Note Holder agreed to convert $1,223,795 in principal and interest due thereunder, as calculated through the Maturity Date, into 6,526,908 shares of common stock based at the conversion price set forth in the New 12% Convertible Bridge Note. The shares were issued on April 15, 2014.

In February 2013, we entered into promissory notes (the “February Notes”) with each of Steven Leber, our Chairman and Chief Executive Officer, Joseph Bernstein, our former Co-Chief Executive Officer, Chief Financial Officer and Treasurer, Dr. Robert Cohen, a member of our Board of Directors, and Mel Harris, a current security holder of and recent appointee to the Company’s Board of the Directors, evidencing loans made by each lender to us to fund operations. Each promissory note was issued in the original principal amount of $100,000. Accordingly, we received an aggregate of $400,000 from the lenders upon issuance of the February Notes. The February Notes are unsecured, accrue interest at a rate of 10% per annum and mature on the earlier of December 31, 2014 or the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds of $2,000,000. In connection with the issuance of the February Notes, we issued to each lender a five-year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share. One of these notes and its accrued interest was terminated effective June 25, 2014 in return for 400,000 shares of the Company’s common stock in connection with the Joseph Bernstein retirement agreement.

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

In January 2014, we entered into demand promissory notes with each of Messrs. Leber, Lazarus and Harris. Each demand promissory note was issued in the original principal amount of $25,000. Accordingly, we received an aggregate of $75,000 from the lenders upon issuance of these demand promissory notes. The demand promissory notes are unsecured, accrue interest at a rate of 10% per annum and are payable upon demand by the lender. The notes were repaid in full on August 6, 2014.

Other Indebtedness

In addition to the debt instruments described above, we have promissory notes outstanding in favor of Mr. Leber in the principal amount of $78,543 (the “Leber Note”), Mr. Bernstein in the principal amount of $78,543 (the “Bernstein Note”), Meadows Capital, LLC, in the principal amount of $308,914 (the “Meadows Note”) and Leber-Bernstein Group, LLC, which is an entity controlled by Messrs. Leber and Bernstein, in the principal amount of $612,500 (the “LBG Note”). Such promissory notes reflect indebtedness assumed by us in connection with the merger with our predecessor in February 2012. Each of these promissory notes accrue interest at the rate of 5% per annum and mature upon the earlier of (i) the Company having EBITDA of at least $2,500,000 as reflected on its quarterly or annual financial statements filed with the SEC, or (ii) the Company closing a financing with gross proceeds to the Company of at least $10,000,000. The Leber Note, Bernstein Note and LBG Note are subordinate in right of payment to the Meadows Note and rank pari passu with each other. The Bernstein Note and its accrued interest was terminated effective June 25, 2014 in return for 400,000 shares of the Company’s common stock and a five-year warrant to purchase 275,000 shares of the Company’s common stock at $0.25 in connection with the Joseph Bernstein retirement agreement.

Cash Flow

Net cash flow from operating, investing and financing activities for the periods below were as follows:

	Nine Months Ended September 30,
	2014	2013
Cash provided by (used in):
Operating Activities	$(3,916,157)	$(2,516,303)
Investing Activities	(155,232)	(16,724)
Financing Activities	4,679,000	2,570,000
Net increase in cash:	$607,611	$36,973

Cash Used In Operating Activities

For the nine months ended September 30, 2014, net cash used in operating activities of ($3,916,157) consisted of net loss of ($9,501,487) offset by $5,283,842 in non-cash adjustments for depreciation, amortization, equity-based compensation, prepaid consulting, issuance of common stock for services, and gains on settlement of liabilities, combined with $301,488 in cash provided by changes in working capital and other activities.

For the nine months ended September 30, 2013, net cash used in operating activities of ($2,516,303) consisted of net loss of ($7,262,833) offset by $4,065,587 in non-cash adjustments for depreciation, amortization and equity-based compensation, combined with $680,943 in cash provided by changes in working capital and other activities.

Cash Used In Investing Activities

For the nine months ended September 30, 2014, the net cash used in investing activities of ($155,232) was entirely for website development.

For the nine months ended September 30, 2013, net cash used in investing activities of ($16,724) consisted of ($15,129) for website development and ($1,595) for purchases of property and equipment.

Cash Provided By Financing Activities

For the nine months ended September 30, 2014, net cash provided by financing activities of $4,679,000 consisted of net proceeds from private placements.

For the nine months ended September 30, 2013, net cash provided by financing activities of $2,570,000 consisted of $2,170,000 in net proceeds from private placements and net proceeds of $400,000 from loans and short-term advances.

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

As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was carried out under the supervision and with the participation of management, including our principal executive officers and principal financial officer. Based upon that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report due to material weaknesses in our internal control over financial reporting. The material weaknesses primarily consisted of the following: (i) we do not have written documentation of our internal control policies and procedures; (ii) we do not have sufficient segregation of duties within accounting functions; (iii) we do not have adequate staff and supervision within our accounting function; and (iv) we lack a sufficient process for periodic financial reporting, including timely preparation and review of financial reports and statements which has resulted in a restatement of the Company’s interim financial statements.

We intend to remediate the material weaknesses discussed above. While we have engaged an experienced consultant on a part-time basis late in 2013 to assist with our filings and our internal controls, as of the end of the period covered by this Report, we have not taken substantive steps in this regard. We intend to begin the process documenting internal controls and procedures in 2015. We also intend to implement procedures to ensure timely filing of our periodic financial reports filed with the SEC in the future. However, due to our size and nature, segregation of duties within our internal control system may not always be possible or economically feasible. Likewise, we may not be able to engage sufficient resources to enable us to have adequate staff and supervision within our accounting function.

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

Currently there are no material legal proceedings pending against us. However, from time to time, we may become involved in legal disputes which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

Our Ability to Increase Visitor Traffic and to Attract and Retain AGA Members. We believe increasing our website traffic and attracting and retaining members to the AGA are important to our success. Specifically, increased website traffic will allow us to generate additional revenue from advertisements. In addition, we hope new visitors to our website will join the AGA. The AGA must attract and retain members in order for us to increase revenue and achieve profitability. We expect to derive revenue in part from the purchase of products and services by AGA members and, potentially, from membership. If we are unable to attract and retain AGA members, we may not be able to attract third parties to promote their products and services to AGA members.

Our Ability to Enter into Agreements with Third Parties. We must attract, retain and enter agreements with third parties that generate revenue for the Company. As mentioned above, we expect revenue to be derived, in part, from commissions, products and services offered by third parties and from royalties earned by licensing our name and other intellectual property to third parties who we endorse or recommend. If third parties do not find our website or endorsements effective or do not believe that utilizing our website or obtaining our endorsement provides them with increases in customers, revenue or profit, they may not make, or continue to make, their products and services available on our website or seek our endorsement or recommendation.

Market Price and Acceptance of Third Party Products and Services. We expect to derive commissions and royalties from third parties who offer their products and services to AGA members. Accordingly, such commissions and royalties are dependent on prices charged by these third parties, some of which may be priced too high for market acceptance. Certain products and services, including insurance and financial services, are cyclical in nature and may vary widely based on market conditions so our revenues and profitability can be volatile or remain depressed for significant periods of time.

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

We depend on various third-party vendors to supply certain products and services that we market. The failure of these vendors for any reason to provide these products or services or market these products and services in accordance with our standards or applicable regulatory requirements could result in customer dissatisfaction, expose us to increased liability, and harm our business, financial condition and reputation. We depend on various third-party vendors, including benefit providers, to supply the products and services that we market and the quality of service they provide is not entirely within our control. If any third-party vendor were to modify the product offering, cease operations, or terminate, breach or not renew its contract with us, we may not be able to substitute a comparable third-party vendor on a timely basis or on terms as favorable to us. Additionally, if any third party vendor suffers interruptions, delays or quality problems, it could result in negative publicity and customer dissatisfaction which could reduce our revenues and profitability. With respect to the insurance programs that we offer, we are dependent on such insurance providers to obtain appropriate regulatory approvals and maintain compliance with insurance regulations. If such insurance providers do not obtain appropriate state regulatory approvals or comply with such changing regulations, we may be required to use an alternative carrier or change our insurance products or cease marketing certain insurance related products in certain states, as a result of which our revenue and profitability could be adversely affected and any such disruption in our product offerings could harm our reputation and result in customer dissatisfaction.

Our business would be harmed if we lose our relationships with our benefit providers, fail to maintain a good relationship with our benefit providers or fail to develop relationships with benefit providers. Some of our contractual agency relationships with benefit providers are non-exclusive and terminable on short notice by either party for any reason. Some of these benefit providers have the ability to amend the terms of our agreements unilaterally on short notice. Benefit providers may be unwilling to underwrite the insurance plans promoted by us or may amend our agreements with them for a variety of reasons, including for competitive or regulatory reasons. Benefit providers may decide to rely on their own internal distribution channels, including traditional in-house agents, insurance carrier websites or other sales channels, or to market their own plans or products, and, in turn, could limit or prohibit us from marketing their plans or products. The termination or amendment of our relationship with benefit providers with whom we have contracts could reduce the insurance plans or products we promote. Our business could be harmed if we fail to offer members a wide variety of insurance plans and products.

Our insurance company providers could reduce the royalties or commissions paid to us or change their plan pricing practices in ways that reduce the royalties or commissions paid to us, which could harm our revenue and results of operations. Our payment rates are negotiated between us and our benefit providers. Benefit providers may, in the future, alters the contractual relationships we have with them, either by renegotiation or unilateral action. Also, benefit providers may adjust their payments. If these contractual changes result in reduced royalties or commissions paid to us, our revenue may decline.

In addition, insurance carriers may periodically adjust the premiums they charge to individuals for their insurance policies. Such premiums must be approved by state insurance regulators. These premium changes may cause members to cancel their existing policies and purchase a replacement policy from a different insurance carrier. We may receive a reduced payment or no payment at all when a member purchases a replacement policy. Future changes in insurance carrier pricing practices could harm our business, results of operations and financial condition.

Changes and developments in the health insurance system in the United States, in particular the implementation of The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (“Healthcare Reform”), could harm our business. Our business relationship with health insurance providers depends upon the private sector of the U.S. insurance system, its role in financing healthcare delivery, and insurance carriers’ use of, and payments to, agents, brokers and other organizations to market and sell health insurance plans and products. Healthcare Reform contains provisions that have changed and will continue to change the industry in which we operate in substantial ways. Although certain provisions currently are effective, many aspects of Healthcare Reform, such as certain mandates on employers, have not yet taken effect. In addition, state governments have adopted, and will continue to adopt, changes to their existing laws and regulations in light of Healthcare Reform and related regulations. Future changes may not be beneficial to us. Certain key members of Congress continue to express a desire to withhold the funding necessary to implement Healthcare Reform as well as the desire to repeal or amend all or a portion of Healthcare Reform. Any partial or complete repeal or amendment or implementation difficulties, or uncertainty regarding such events, could increase our costs of compliance and adversely affect our results of operations and financial condition. The implementation of Healthcare Reform could have negative effects on us, including:

•	increasing our competition;

•	reducing or eliminating the need for health insurance agents and brokers and/or demand for the health insurance that we sell and the process for receiving subsidies and cost-sharing credits; or

•	causing insurance carriers to change the benefits and/or premiums for the plans and products they sell thereby causing benefit providers to reduce the amount they pay for our services or change their relationships with us in other ways.

Any of these effects could materially harm our business, results of operations and financial condition. Various aspects of Healthcare Reform could cause benefit providers to limit the health insurance plans and products we are able to promote and the geographies in which they are sold. Changes in the law could also cause benefit providers to attempt to move policy holders into new plans and products for which we receive lower or no payments. If a benefit provider decides to limit our ability to offer their plans and products or determines not to sell health insurance plans and products altogether, our business, results of operations and financial condition would be materially harmed.

Compliance with the strict regulatory environment applicable to the health insurance industry and the specific products we sell is difficult and costly. If we or our benefit providers fail to comply with the numerous applicable laws and regulations, our business and results of operations would be harmed. The health insurance industry is heavily regulated by the federal government and by each state in the U.S. For instance, the Centers for Medicare & Medicaid Services (“CMS”) and state regulators require parties to maintain a valid license in each state in which such party transacts health insurance business and further require that such party adhere to sales, documentation and administration practices specific to CMS and each state. In addition, each agent who transacts health insurance business on our behalf must maintain a valid license in one or more states. CMS and each state’s insurance department typically have the power, among other things, to:

•	grant and revoke licenses to transact insurance business;

•	conduct inquiries into the insurance-related activities and conduct of agents and agencies;

•	require and regulate disclosure in connection with the sale and solicitation of health insurance;

•	authorize how, by which personnel, and under what circumstances insurance premiums can be quoted and published, and an insurance policy sold;

•	determine which entities can be paid from carriers;

•	regulate the content of insurance-related advertisements, including web pages;

•	approve policy forms, require specific benefits and benefit levels, and regulate premium rates;

•	impose fines and other penalties; and

•	impose continuing education requirements on agents and employees.

Although we believe we and our benefit providers will be in compliance with applicable insurance laws and regulations, due to the complexity, periodic modification and differing interpretations of insurance laws and regulations, we or our benefit providers may not always be in compliance with such laws and regulations. Failure to comply could result in significant liability, additional department of insurance licensing requirements or the revocation of licenses in a particular jurisdiction, which could significantly reduce our revenue, increase our operating expenses, prevent us or our benefit providers from transacting health insurance business and otherwise cause the termination of one or more material contracts or harm our business, results of operations and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our or our benefit provider’s license status or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us or our benefit providers are proven false, any surrounding negative publicity could damage our reputation. Because some members may not be comfortable with the concept of purchasing health insurance using the Internet, any negative publicity may affect us more than it would others in the health insurance industry and would harm our business, results of operations and financial condition. In addition, we or our benefit providers may in the future receive inquiries from CMS or state insurance regulators regarding our marketing and business practices. We or our benefit providers may modify our practices in connection with any such inquiry. Any modification of our or our benefit providers’ marketing or business practices in response to future regulatory inquiries could delay our business strategy and otherwise harm our business, results of operations or financial condition.

Regulation of the sale of health insurance is subject to change, and future regulations could harm our business and results of operations. The laws and regulations governing the offer, sale and purchase of health insurance are subject to change, and future changes may be adverse to our business. For example, once health insurance pricing is set by the insurance carrier and approved by state regulators, it is fixed and not generally subject to negotiation or discounting by insurance companies or agents. Additionally, state regulations generally prohibit insurance carriers, agents and brokers from providing financial incentives, such as rebates, to their members in connection with the sale of health insurance. However, future laws and regulations could negatively adjust the payments and fees we receive, which would harm our business, results of operations and financial condition. Because we use the Internet as our distribution platform, we are subject to additional insurance regulatory risks. In many cases, it is not clear how existing insurance laws and regulations apply to Internet-related health insurance advertisements and transactions. To the extent that new laws or regulations are adopted that conflict with the way we conduct our business, or to the extent that existing laws and regulations are interpreted adversely to us, our business, results of operations and financial condition would be harmed.

Our business may not grow if individuals are not informed about the availability and accessibility of affordable health insurance. Numerous health insurance plans and products are available to individuals in any given market. Most of these plans and products vary by price, benefits and other policy features. Health insurance terminology and provisions are often confusing and difficult to understand. As a result, researching, selecting and purchasing health insurance can be a complex process. We believe that this complexity has contributed to a perception held by many individuals that individual health insurance is prohibitively expensive and difficult to obtain. If individuals are not informed about the availability and accessibility of affordable health insurance, our business may not grow and our results of operations and financial condition would be harmed.

Changes in the quality and affordability of the insurance plans and products that insurance carriers offer to us for sale through our technology platform could harm our business and results of operations. The demand for insurance marketed through our technology platform is affected by, among other things, the variety, quality and price of the insurance plans and products we offer. If our benefit providers do not continue to allow us to sell high-quality, affordable insurance plans and products in our markets, or if their offerings are limited or terminated as a result of consolidation in the insurance industry, the implementation of Healthcare Reform or otherwise, our sales may decrease and our business, results of operations and financial condition would be harmed.

If individuals or benefit providers opt for more traditional or alternative channels for the purchase and sale of insurance, our business will be harmed. Our success depends in part upon continued growth in the use of the Internet as a source of research on health insurance products and pricing, as well as willingness for individuals to use the Internet to request further information or contact directly or indirectly the distributors that sell the products we offer. Individuals and insurance carriers may choose to depend more on traditional sources, such as individual agents, or alternative sources may develop, including as a result of Healthcare Reform and other new regulations. Our future growth, if any, will depend in part upon:

•	the growth of the Internet as a commerce medium generally, and as a market for insurance plans and services specifically;

•	individuals’ willingness to conduct their own insurance research;

•	our ability to make the process of purchasing health insurance online an attractive alternative to traditional and new means of purchasing insurance;

•	our ability to successfully and cost-effectively market our services as superior to traditional or alternative sources for health insurance to a sufficiently large number of individuals; and

•	insurance carriers’ willingness to use us and the Internet as a distribution channel for health insurance plans and products.

If individuals and/or benefit providers determine that other sources of health insurance and health insurance applications are superior, our business will not grow and our results of operations and financial condition would be harmed.

Any legal liability, regulatory penalties, or negative publicity for the information on our platform or that we otherwise distribute or provide will likely harm our business and results of operations. We may provide information on our platform on the insurance plans and products we market and sell, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan and premium comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our platform. If the information we provide on our platform is not accurate or is construed as misleading, or if we do not properly assist individuals and businesses in purchasing insurance, members, benefit providers and others could attempt to hold us liable for damages, our relationship with our benefit providers could be terminated and regulators could attempt to subject us to penalties, revoke our licenses to transact insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact insurance business in other jurisdictions, which could result in our loss of our revenue. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources, and could cause a loss of confidence in our services. As a result, these claims could harm our business, results of operations and financial condition. In the ordinary course of our business, we may receive inquiries from state regulators relating to various matters. We may in the future become involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations, we could lose our relationship with insurance carriers and be subject to various fines and penalties, including revocation of our licenses to sell insurance, and our business, results of operations and financial condition would be materially harmed. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of information relating to insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. As a result, inquiries from regulators or our becoming involved in litigation could adversely affect our business, results of operations and financial condition.

We are subject to privacy and data protection laws governing the transmission, security and privacy of health information, which may impose restrictions on the manner in which we access personal data and subject us to penalties if we are unable to fully comply with such laws. Numerous federal, state and international laws and regulations govern the collection, use, disclosure, storage and transmission of individually identifiable health information. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change. These regulations could have a negative impact on our business, for example:

•	The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations were enacted to ensure that employees can retain and at times transfer their health insurance when they change jobs, and to simplify healthcare administrative processes. The enactment of HIPAA also expanded protection of the privacy and security of personal health information and required the adoption of standards for the exchange of electronic health information. Among the standards that the Department of Health and Human Services has adopted pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security, electronic signatures, privacy and enforcement. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on us.

•	The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) sets forth health information security breach notification requirements and increased penalties for violation of HIPAA. The HITECH Act requires individual notification for all breaches, media notification of breaches of over 500 individuals and at least annual reporting of all breaches to the Department of Health and Human Services. Failure to comply with the HITECH Act could result in fines and penalties that could have a material adverse effect on us.

•	Other federal and state laws restricting the use and protecting the privacy and security of individually identifiable information may apply, many of which are not preempted by HIPAA.

•	Federal and state consumer protection laws are increasingly being applied by the United States Federal Trade Commission and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or individually identifiable information, through websites or otherwise, and to regulate the presentation of website content.

We are required to comply with federal and state laws governing the transmission, security and privacy of individually identifiable health information that we may obtain or have access to in connection with the provision of our services. Despite the security measures that we have in place to ensure compliance with privacy and data protection laws, our facilities and systems, are vulnerable to security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and human errors or other similar events. Due to the recent enactment of the HITECH Act, we are not able to predict the extent of the impact such incidents may have on our business. Our failure to comply may result in criminal and civil liability because the potential for enforcement action against business associates is now greater. Enforcement actions against us could be costly and could interrupt regular operations, which may adversely affect our business. While we have not received any notices of violation of the applicable privacy and data protection laws and believe we are in compliance with such laws, there can be no assurance that we will not receive such notices in the future.

Our services present the potential for embezzlement, identity theft or other similar illegal behavior by our employees, subcontractors and others. Among other things, our services may involve handling information from members, including credit card information and bank account information. Our services also involve the use and disclosure of personal information that could be used to impersonate third-parties or otherwise gain access to their data or funds. If any of our employees, subcontractors or others takes, converts or misuses such funds, documents or data, we could be liable for damages, and our business reputation could be damaged. In addition, we could be perceived to have facilitated or participated in illegal misappropriation of funds, documents or data and therefore be subject to civil or criminal liability. Any such illegal activity by our employees, subcontractors or others could have an adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

Exhibit Number	Description
10.1*	Consulting Agreement, by and between Grandparents.com, Inc. and Mel Harris, dated July 1, 2014
10.2*	Form of Warrant issued to Mel Harris, dated July 1, 2014
10.3*	Form of August 2014 Securities Purchase Agreement
10.4*	Form of Warrant issued pursuant to August 2014 Securities Purchase Agreement
10.5*	Form of Fourth Amendment to Promissory Notes, by and between Grandparents.com and each of Steven Leber, Meadows Capital LLC, and Mel Harris dated August 30, 2014
10.6*	Second Amendment to Employment Agreement, by and between Grandparents.com and Matthew Schwartz, dated September 1, 2014 and effective as of October 10, 2014
10.7*	Form of Fifth Amendment to Promissory Notes, by and between Grandparents.com and each of Steven Leber, Meadows Capital LLC, and Mel Harris dated October 31, 2014
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

** Furnished herewith in accordance with SEC Release 33-8238.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2014	GRANDPARENTS.COM, INC.

/s/ Steven E. Leber
Steven E. Leber
Chief Executive Officer
(Principal Executive Officer)

/s/ Riaz Latifullah
Riaz Latifullah
Chief Financial Officer
(Principal Financial and Accounting Officer)

