Form 10-K
period 2014-12-31
GRANDPARENTS.COM, INC.
filed 2015-04-10
CIK 1020475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the OTC Bulletin Board, was approximately $24,191,882.

As of March 25, 2015, there were 132,068,582 shares of the registrant’s common stock, $.01 par value per share, outstanding.

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

In this Report, unless the context indicates otherwise, references to “we,” “our,” “us,” “ourselves,” or “the Company” refer to Grandparents.com, Inc. and, where appropriate, its subsidiaries. References in this Report to “2014” and “2013” represent the fiscal years ended December 31, 2014 and 2013, respectively.

Overview

We own and operate the Grandparents.com website. As a membership organization and social media community, we connect grandparents, seniors, and boomers to differentiated, discounted products and services. Our services are geared to the approximately 70 million grandparents in the U.S., but our audience also includes “boomers” and seniors that are not grandparents. Our website offers content on health and wellbeing, relationships and finances as well as other topics such as recipes and travel tips. Our business model is to provide group discount benefits for a small membership fee. We believe that our website is one of the leading online communities for our market and is the premier social media platform targeting active, involved grandparents. As of the date of this Report, there were nearly 2 million registered users of the website with over 10 million unique visits to the website in 2014.

In 2014, our website averaged 960,000 total monthly visits and 663,700 unique monthly users, according to Google Analytics. The number of users to our site in 2014 increased 16% over the prior year and total sessions increased almost 11% over the prior year. At the end of 2014, our website had 163,000 Facebook “likes”, an increase of 42% over 2013.  For 2014, traffic across our social media outlets has been trending upward: Pinterest was up 82% from 6,000 followers to 11,000 followers. Google+ increased 162% with 400 users, and Twitter was up 2% with 9,100 followers compared to 2013’s 8,900 followers.

American Grandparents Association

In addition to our website, our membership association, the American Grandparents Association (“AGA”) was formed to unite grandparents, boomers and seniors. Members of the AGA have access to a range of benefits including discounts on products and services. AGA members can access community features of the company’s offerings including discussions, blogs, games, and content as well as other products and services that are offered exclusively to AGA members. Members pay $15 annually to the AGA to receive these benefits as well as discounts on products and services that are endorsed or recommended by the AGA.

Recent Accomplishments

As more fully described in this Report, Grandparents.com, Inc. and its wholly-owned subsidiaries (“the Company”) accomplished several significant milestones during 2014.

We entered into an agreement with Aetna Life Insurance Company (“Aetna”) and Reader’s Digest Financial Services (“Reader’s Digest”) wherein Reader’s Digest has endorsed and promoted the Aetna-issued group Medicare Supplement health insurance policy to AGA members. The Company will receive a percentage royalty from Aetna based on the gross premiums received by Aetna from those members who purchase a Medicare Supplement health insurance policy.

The Company completed an agreement with Aetna pursuant to which the Company will serve as a Master General Agent and offer a Medicare Supplement policy to AGA members and the general public. Policies sold will generate commissions to the Company.

We completed an agreement with Vantiv, LLC (“Vantiv”) for providing card issuing and payment processing products and services to the Company’s Grand Card venture. The Grand Card is a cash rebate debit card that will enable cardholders to receive rebates for pharmaceutical products and consumer goods purchased from participating merchants. Revenue is expected to be realized from the rebates and transaction fees generated at merchant locations.

We completed an agreement with Aetna, pursuant to which we will serve as a Master General Agent and offer a Medicare Advantage Policy to AGA members and the general public from Aetna. The Company will receive a fixed fee commission for each Medicare advantage policy that the Company is involved with selling.

In conjunction with PBS, the Company and Detroit Public Television developed the Company’s “Feel Grand” initiative, a 13-part series that began airing in October 2014 hosted by actress, artist and health advocate, Jane Seymour, where America’s top doctors shared new research and smart ways to stay healthy, feel energized and live longer. That series was picked up by local PBS affiliates in 60% of the United States markets in the first four months of distribution. The series is expected to be renewed in 2015.

Financial Summary

Like most developing companies, we face substantial financial challenges, particularly in regard to revenue generation, cost control and capital requirements. Revenue for 2014 was $332,933, which reflected a decrease of $177,121, or 34.7%, compared to revenue of $510,054 for 2013. The decrease is due in part to fewer advertisers placing fewer ads during the year. Although substantially all of our revenue is derived from advertising, we continue to focus on creating additional revenue streams from other sources such as paid membership in AGA, endorsement opportunities and the Grand Card. Total operating expenses increased by $5,539,795, or 60.2%, to $14,748,440 in 2014 compared to $9,208,645 for 2013 mostly due to increases in impairment of intangible assets and equity-based compensation which together accounted for 81% of the increase. As a result of the increase in expenses and the decrease in revenue, our net loss increased by $5,580,946, or 60.3%, to $14,829,562 in 2014 compared to $9,248,616 in 2013.

We used $4,922,274 in net cash for operating activities during 2014, offset by $5,179,000 in net cash provided by financing activities in 2014. We had a working capital deficit of $3,077,492 as of the end of 2014. We continue to seek capital to fund ongoing operations. In 2014, we raised $5,179,000 from the issuance of our common stock and warrants to accredited investors in private placement transactions. Going forward, we will need to raise significant capital to fund operations and in order to successfully implement our business plans.

Without additional capital from investors or further financing, our ability to continue to implement our business plan may be limited. These conditions raise substantial doubt about our ability to continue as a going-concern and to execute on our business model. Our consolidated financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.

Advertising

Historically, we have generated substantially all of our revenue through the sale of advertisements on our website. We believe the sale of advertisements will become a smaller percentage of total revenue on a going forward basis as other Company revenue streams are initiated. We have thus broadened our focus to create additional revenue streams by establishing synergistic partnerships through various marketing partnerships and channels. In some cases, these partnerships are supported by cooperative marketing dollars. As those partnerships continue to be consummated in 2015, we expect to generate additional revenue streams from these sources.

Royalty Arrangements

The Company entered into an agreement (the “Aetna Royalty Agreement”) with Aetna in November 2013, pursuant to which Aetna will offer a group Medicare Supplement health insurance to AGA members. In exchange for our endorsement, a license to use our intellectual property and access to the AGA membership, Aetna will pay a royalty to the Company. The Aetna Royalty Agreement requires Aetna to design, price and manage the policies. We are not required to perform any insurance producer services under the Aetna Royalty Agreement. As of the date of this Report, Aetna is in the process of filing this policy with various state insurance departments and has approvals secured in 33 of them.

In February 2014, the Company entered into a marketing agreement with Aetna and Reader’s Digest pursuant to which Reader’s Digest agreed to endorse and promote the Aetna-issued group Medicare Supplement health insurance and other products as the parties may agree to offer in the future. The agreement required Aetna to make a $1 million non-refundable marketing advance against future royalties to us and required us to pay a $1 million royalty advance to Reader’s Digest. Both payments were made in February 2014. For financial statement presentation purposes, the advance received is recorded in deferred revenue and the advance paid is recorded in prepaid expenses on our consolidated balance sheets. The advance received and the advance paid will be amortized as income and expense as future royalties are earned.

We intend to structure other similar arrangements with third-party partners and derive revenue in the form of royalty payments by endorsing or recommending products and services provided by those parties. One such endorsement that occurred in 2014 was for an online course entitled “Timeless You” created by Deepak Chopra, a health and wellbeing advisor to the Company. This online course consists of six different classes to help participants redefine their age, eliminate stress, maximize energy and find joy in life. The online course is marketed to AGA members and third parties and we receive a royalty for each person who orders the course. The online course first became available in 2014 and will continue to be highlighted in 2015.

Commission Arrangements

On October 29, 2014, Grandparents Insurance Solutions, LLC (“GIS”), a licensed insurance broker and wholly-owned subsidiary of the Company, entered into an Aetna Marketing Agreement for Upline Agents and Agencies (the “MA Contract”) with Aetna to offer a Medicare Advantage policy pursuant to which such subsidiary will receive a commission for each policy sold. The MA Contract became effective January 1, 2015.

Effective on October 31, 2014, GIS entered into an Aetna Marketing Agreement for Group Contracting Only (the “MS Contract”) with Aetna to offer an individual Medicare Supplement policy pursuant to which such subsidiary will receive a commission for each policy sold.

There can be no guarantee that such commission arrangements will remain in effect or that we will be able to enter into similar agreements or other commission arrangements with other third parties or that, if we are, the terms of such arrangements will be on terms advantageous to us. To the extent we are able to enter into commission arrangements, revenues, if any, from such arrangements may be limited in the near term.

Premium Membership

In July 2014, we made available a paid membership level in the AGA that allowed paid members to access products and services not otherwise available to visitors and registered users. The annual membership dues for an AGA member is $15. While we have tested different offers to attract members, we have not yet initiated a full scale membership marketing campaign.

Strategic Partnerships

Grand Card LLC, a wholly-owned subsidiary of Grandparents.com, Inc., will launch the Grand Card, a universal rebate debit card that will deliver cash rebates to cardholders for brand name pharmaceutical products and consumer goods and services. Cegedim Inc. (Opus Health Division), will manage the back-end operations through its proprietary claims processing technology and business rules engine which is presently operational in over 60,000 U.S. drugstores. This patent-pending rebate card consolidates all rebates onto one debit card. Cardholders activate rebates automatically when buying specific products – instantly giving them access to cash, which can be used for any purchase, just like a regular debit card. Vantiv, LLC, one of the leading payment processors in the United States, will provide card issuing and payment processing products and services to Grand Card LLC. Once launched, the Grand Card will be offered as a benefit to all AGA members, with their $15 annual fee.

We have a Strategic Alliance Agreement (the “Starr Agreement”) with Starr Indemnity & Liability Company (“Starr”), a wholly-owned subsidiary of Starr International Company, Inc., under which Starr agreed to provide certain services to us, including developing strategic business and investment relationships and other business consulting services. In exchange for these services, we agreed to pay Starr a monthly fee of $80,000 as well as certain additional fees to be agreed upon by us and Starr for Starr’s arranging agreements with insurance and finance companies. The fee incurred for the years ended December 31, 2014 and 2013 was $960,000 (as of December 31, 2014 $800,000 was paid and $160,000 included in accounts payable) and $800,000, respectively. The Starr Agreement was amended in April 2013, pursuant to which we committed to issuing Starr a warrant to acquire up to 21,438,954 shares of our common stock, subject to certain customary adjustments which vests one-fourth (1/4) upon issuance and the remaining portion in three equal annual installments on March 1, 2014, 2015 and 2016, provided, however, that the warrant shall automatically cease to vest upon termination or expiration of the Starr Agreement. The warrant was issued on November 7, 2014. The initial term of the Starr Agreement was for one year and automatically renewed on March 1, 2014 and again on March 1, 2015 and will continue to do so for subsequent one-year periods unless either party terminates the Starr Agreement prior to the expiration of the then-current term.

Marketing & Branding

Historically, we have acquired most of our website users and AGA members through cross-promotion and online marketing activities, some of which are paid arrangements. We also leverage content syndication arrangements, social media, marketing partnerships and other means to connect with our existing audience members and source new members of the AGA. Traditional media is also an important component of our marketing strategy.

In order to pursue AGA membership growth and develop the revenue base from our marketing partners, we believe we must engage in a broad public relations and viral marketing campaign and continue the program going forward. We expect that celebrity endorsements will also be part of this strategy. Most recently, Jane Seymour served as the celebrity spokesperson for our Feel Grand initiative. Growth of the AGA is also dependent on our ability to solicit significant marketing dollars from our marketing partners and to effectively allocate marketing efforts on television, print, digital and other media.

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

Social Media

Social media is a great organic traffic source for Grandparents.com. In 2014, Facebook, Twitter, and Pinterest accounted for 18% of the organic referrals, sending over 206,000 users to the site.

Facebook is used to attract visitors to the site and new members to the AGA. In addition, we use our Facebook page to cross-promote the products and services of certain marketing partners in exchange for their help driving traffic to our website by their own means. In 2014, our website had 163,000 Facebook “likes”, an increase of 42% over 2013, with an average of 86,000 people talking about us on Facebook. Our Facebook page reached an average of 280,000 users each week, expanding the Grandparents.com brand well beyond our engaged fan base.

Twitter.  We use our Twitter feed to communicate with our target market and experts and influencers in various fields, as well as a business-to-business platform, meaning that we “tweet” specifically to the brands we want to partner with for Grand Deals, editorial promotion and social media cross promotion. We believe Twitter is more effective in getting the attention of a potential marketing partner than through traditional channels.  We began actively using Twitter to source marketing partnerships in July 2011.  In 2013, we also began to reach out to our experts and influencers to have them retweet and promote Grandparents.com.  Since 2012, we have achieved a 44% increase in followers from approximately 6,379 followers to 9,200 followers.  Twitter reports that each of our tweets garners an average of more than 9,000 impressions.

YouTube.  Our website became an official YouTube partner in December 2011.  Our YouTube channel had more than 1.2 million subscribers and 6.0 million video views by December 31, 2014, a 103% increase since its inception.  We utilize YouTube to conduct video contests from time to time, with each contest having a different theme.  Contest participants can submit video clips and winners will receive various prizes from us or our promotional partners.

Pinterest.  We created our first Pinterest board in January 2012.  We have 44 boards of primarily highly-sharable content including wellness articles, crafts, recipes and quotes. During 2014, we experienced 82% growth, jumping to over 11,000 Pinterest followers.  Similar to our YouTube contests, we utilize Pinterest to conduct themed contests in which our followers can submit pictures.  Contest winners will receive various prizes from us or our promotional partners.

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

Competition

Our website and the AGA face significant competition in a variety of ways. Specifically, we compete for advertisers, visitors, registered users, members and marketing partners. The bases upon which we compete differ among these areas as discussed below.

•	Visitor Traffic and Members. We have modeled our business, in part, after AARP Services, Inc. AARP has approximately 37 million members and substantially greater financial and other resources than we have. There are other sites seeking to grow in the age 50+ markets, including the 60 Plus Association, American Seniors Association, and The Association of Mature American Citizens. Other companies such as Facebook, Google, Microsoft and Twitter could develop competing offerings. These companies also could partner with third parties to offer products and services that could compete with the products and services we make available to AGA members. We intend to compete primarily on the basis of the value and relevance of the products we make available or endorse for AGA members, ease of use and availability of our website.

•	Advertising. With respect to advertising, we compete with online and offline outlets that generate revenue from advertisers and marketers. In this area, we compete to attract and retain advertisers by giving them access to the most relevant and targeted audiences for their products or services.

•	Marketing Partners. We compete not only for visitors, registered users, and members, but also for marketing partners. Some of our competitors could enter into exclusive arrangements with potential marketing partners, which would deny us access to their products. Our competitors may devote greater resources to marketing and promotional campaigns and devote substantially more resources to their website and offerings than us. Moreover, our competitors may be able to offer better terms to potential marketing partners than we may be able.

Other companies could develop more compelling content and offerings that compete with our website and adversely impact our ability to obtain and retain our members. Additionally, companies that currently focus primarily on social networking could expand into our space or users of social networks could choose to use, or increase the use of, those networks.

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

We also may be affected by regulatory regimes to which our marketing partners and other third parties are subject. For example, Aetna is subject to insurance regulatory authorities and must obtain approvals from state insurance regulators to offer insurance products that we may endorse. Banking, financial and insurance regulations and licensing laws vary from jurisdiction to jurisdiction and are often complex. The applicable licensing laws and regulations in all jurisdictions are subject to amendment or reinterpretation by regulatory authorities, and such authorities are vested in most cases with relatively broad discretion as to the granting, revocation, suspension and renewal of licenses and approvals. Royalty payments depend, in part, on the validity of, and the continued good standing under, the licenses and approvals under which Aetna operates. The possibility exists that Aetna could be denied approval for offering insurance products endorsed by us.

One of our subsidiaries, GIS, has become licensed to act as an insurance producer in all 50 states such that it will be subject to the regulatory regimes of those jurisdictions and governing bodies overseeing this industry.

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

Immediately following the Transaction, our then wholly-owned subsidiary Grandparents.com LLC was merged with and into the Company and in connection with the merger we changed our name to Grandparents.com, Inc. We also moved our corporate offices to New York and changed our fiscal year end from June 30 to December 31.

Employees

We believe we have assembled a talented group of employees and we strive to hire well-qualified employees to help address the challenges that we face. As of December 31, 2014, we had a staff of 15 people, including 5 executive officers and 10 employees. From time to time, we may also engage consultants and advisors as we deem appropriate.

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

We consider our business to be in the early stage of operations. Existing and potential investors must consider the risks and difficulties frequently encountered by early-stage companies. Historically, there has been a high failure rate among early-stage companies. Our future performance will depend upon a number of factors, including our ability to:

•	raise additional capital as needed for current operations, capital expenditures, and business development;

•	generate revenues and implement our business plan and growth strategy;

•	attract visitors to our website and increase user engagement;

•	increase and retain membership in the AGA;

•	provide content, products and services that are relevant and meaningful to our users and AGA members;

•	successfully implement our agreements with Aetna, Reader’s Digest and other strategic relationships;

•	attract and retain other marketing and commercial sponsors;

•	develop and launch the Grand Card;

•	design, develop and maintain technology infrastructure that can effectively sustain significant website usage;

•	minimize disruptions in our service and avoid breaches of security and privacy;

•	maintain regulatory compliance on federal, state and local levels;

•	successfully counter and respond to actions by our competitors;

•	maintain adequate control of our expenses;

•	attract, retain and motivate qualified personnel; and

•	generate sufficient working capital through our operations or through issuance of additional debt or equity financing, and to continue as a going concern.

We cannot assure investors that we will successfully address any of these factors, or any other risks or difficulties, including those described in this Report, and our failure to do so could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We will need additional debt or equity financing in the future.

We will need to obtain additional financing to operate and implement our business plan and growth strategy. Additional financing may not be available to us or, if available, such financing may not be on terms acceptable to us. If we obtain additional financing through the issuance of equity or debt securities, it may be significantly dilutive to our existing stockholders and such additional equity or debt securities may have rights, preferences or privileges senior to those of our existing securities. In addition, our ability to issue equity or debt securities or to service any debt may also be limited by our inability to generate consistent cash flow. If additional financing is not available on acceptable terms, we may not be able to fund our on-going operations or any future expansion of our business or respond effectively to competitive pressures. The inability to raise additional capital in the future may force us to curtail future business opportunities or cease operations entirely.

Our independent registered public accounting firm has included an explanatory paragraph in its audit report about our ability to continue as a going concern.

Our consolidated financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2014. The presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business and could make it challenging and difficult for us to raise additional debt or equity financing, all of which could have a material adverse impact on our business, results of operations, financial condition and prospects. If adequate funds are not available to us when needed and if we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

We may continue to incur substantial losses and negative operating cash flows and may not achieve or maintain positive cash flow or profitability in the future.

We have incurred significant losses and negative operating cash flow from inception and may continue to incur significant losses and negative operating cash flow into the foreseeable future. For 2014, we had a net loss of approximately $14.8 million and used approximately $4.9 million in net cash for operating activities. As of December 31, 2014, we had a working capital deficit of approximately $3.1 million. In order to reach our business growth objectives, we expect to incur significant additional expenses for sales, marketing, website development and other operating and capital costs. As a result, we will need to generate and grow our revenues significantly to achieve positive cash flow and profitability. We may not be successful in generating and increasing our revenues and we may never achieve or maintain positive cash flow or profitability. The uncertainties regarding the commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern.

We have a limited operating history and, therefore, we cannot accurately project our future revenues and operating expenses.

Due to our limited operating history, we cannot accurately project future revenues. Our business, operating results and financial condition will be materially and adversely affected if revenues do not meet our projections, which would cause net losses in a particular fiscal period to be greater than expected. With such a limited operating history, our past results do not provide a meaningful basis for us to project our revenues or operating results. Our business should be considered in light of the risks, expenses and difficulties that we have encountered to date and that we expect to continue to encounter.

Fluctuations in our financial results may occur as the result of various factors beyond our control.

Management expects that financial results will vary significantly from period to period due to a number of factors. Our financial position may impair our ability to develop our business model. Our ability to attract the funding necessary to implement our business model, develop cost-efficient operations, and market and sell our products and services are critical to our future success. Our ability to accomplish these objectives is likely to be significantly impaired if the financial markets are in turmoil, or if prospective lenders, investors or partners become uncomfortable with our prospects for survival given our weak financial condition, volatile markets or adverse events in business operations. Our limited ability to generate cash through our operations may be insufficient to fully fund our growth. The costs for business and product development may significantly impact our overall financial strength. These factors can negatively impact our ability to finance the performance of our business operations and to attract additional funding.

We may have difficulty increasing our revenue.

We have not generated meaningful revenues to date and we cannot assure that we will be able to significantly increase our revenues. Revenue for 2014 was $332,933, which reflected a decrease of $177,121, or 34.7%, compared to revenue of $510,054 for 2013. To date, we have generated revenue principally from advertisements on our website. Although we intend to generate revenue from other sources, we have not yet generated significant revenue from any source other than advertising and there can be no guarantee that we will be able to do so. Our ability to increase our revenue depends on a variety of factors, many of which are described in this Report. While we expect to increase our revenue, there can be no assurance that such increase will occur. If our revenue decreases, does not increase, or does not keep pace with our operating expenses, our business, results of operations and financial condition could be materially adversely affected.

To date, substantially all of our revenue has been generated from advertising and any loss of, or reduction in spending by, advertisers could adversely affect our business.

Substantially all of our revenues to date derive from advertisers on our website. We do not typically enter into long-term arrangements with advertisers and, accordingly, advertisers may from time to time choose to discontinue, reduce the amount they spend on, or reduce the prices they are willing to pay for advertising on our website. Advertisers may choose to do so if they do not believe our website is effective in reaching their target market or if they believe advertising through other means will generate a better return. Likewise, advertising revenue may be affected by the number of users of our website, the level of user engagement with our website, website design changes we may make that change how and the extent to which we make advertisements available to our users, reductions in advertising budgets, advertising price changes and general economic conditions, and conditions in the advertising industry in general.

We will need to increase visitor traffic to our website and attract and retain members to the AGA in order to be successful.

We believe increasing our website traffic and attracting and retaining members to the AGA are important to our success. Specifically, increased website traffic will allow us to generate additional revenue from advertisements. In addition, we hope new visitors to our website will join the AGA. We believe having a substantial membership base in the AGA will make us more attractive to third parties and better position us to enter into arrangements with these third parties on terms more favorable to us. Increasing web traffic and attracting and retaining members in the AGA are dependent on our ability to provide content, features and products that are useful, reliable and trustworthy, and the ability of these third parties to present worthwhile products and services as favorable rates to the AGA membership. If AGA members do not perceive our website and the services and products offered through it as useful, reliable and trustworthy, we may not be able to attract and retain members or members may reduce their engagement with our website. If we are unable to increase web traffic and attract and retain AGA members, we may not be able to attract marketing and commercial sponsors or advertisers. Accordingly, our ability to generate revenue and our operating results will be adversely affected.

Our success will be dependent upon our ability to attract and retain marketing and commercial sponsors.

We must attract, retain and enter agreements with third parties that result in revenue generation for the Company. As mentioned above, we expect revenue to be derived, in part, from products and services offered from the AGA and from royalties earned by licensing our name and other intellectual property to third parties who we endorse or recommend. If third parties do not find our website or endorsements effective or do not believe that utilizing our website or obtaining our endorsement provides them with increases in customers, revenue or profit, they may not make, or continue to make, their products and services available on our website or seek our endorsement or recommendation. Although we have entered into agreements with Aetna and Reader’s Digest pursuant to which we have received de minimis revenue, we have not yet entered into any significant revenue generating agreements with any other third parties other than HSN, and there can be no assurance that we will be able to so. If we are unable to attract, retain and enter into revenue generating agreements with third parties in numbers sufficient to grow our business, our operating results will be adversely affected.

Our growth depends in part on the success of our strategic relationships with third parties.

We depend on relationships with various third parties, including marketing and commercial sponsors, content providers, and technology providers to grow our business. Identifying, negotiating and maintaining strategic relationships with third parties requires significant time and resources. In addition, these third parties may not perform as expected under our agreements with them and we may in the future have disagreements or disputes with these parties, which could negatively affect our brand and reputation. It is possible that these third parties may not be able to devote the resources we expect to the relationship or they may terminate their relationships with us. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our business could be impaired, and our operating results would suffer. Even if we are successful, these relationships may not result in improved operating results.

Market Price and Acceptance of third-party products and services including benefit providers are price dependent.

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

The total number of registered users of Grandparents.com is substantially higher than the number of registered users we consider active.

The total number of registered users of Grandparents.com is substantially higher than the number of AGA registered users we consider active. A significant portion of our registered via co-registration arrangements and therefore have not remained active while other members may have passed away or become incapacitated, and others may have registered under fictitious names or created fraudulent accounts or created duplicate accounts. Accordingly we may have significantly fewer active users than registered users.

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

Additionally, we are dependent on the interoperability of our website with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems and terms of service that degrade our solutions’ functionality, give preferential treatment to competitive products or prevent our ability to promote advertising could adversely affect engagement and monetization on mobile devices. As new devices and new platforms are continually being released, it is difficult to predict the challenges we may encounter in developing versions of our solutions for use on these alternative devices, and we are likely to devote significant resources to the support and maintenance of such devices.

Our business depends on a strong and trusted brand and any failure to maintain, protect and enhance our brand would adversely affect our business.

We believe that we have developed a strong and trusted brand. Our brand is based on the idea that grandparents and other age 50+ individuals will trust us and find our content and the services and products we endorse or make available on our website valuable to them. We also believe that maintaining and enhancing our brand is critical to increasing website traffic, expanding the membership ranks of the AGA, and attracting advertisers and marketing and commercial sponsors. Despite our efforts to protect our brand and prevent its misuse, if others misuse our brand or pass themselves off as being endorsed or affiliated with us, it could harm our reputation and our business could suffer. If our users determine that they can use other websites or social networks for the same purposes as or as a replacement for our website, our brand and our business could be harmed. If we do not successfully maintain a strong and trusted brand, our business could be harmed.

Our industry is competitive and competition could reduce our market share and adversely affect our growth and financial performance.

We face significant competition in our business, including from other social networking websites such as Facebook, Twitter and Google and other companies that specifically target the age 50+ market, in particular AARP. We also compete with traditional and online businesses that provide media for marketers to reach their audiences. Our competitors compete with us for visitor traffic, members, marketing and commercial sponsors and advertising dollars. Competition is intense and expected to increase in the future.

Larger and more established companies, whether within or from outside the social networking industry, may focus on our market and could directly compete with us. Smaller companies could also launch new products and services that compete with us and that could quickly gain market acceptances. It is also possible that new competitors may emerge and acquire significant market acceptance as well. A number of these companies may have substantially greater financial and technical resources, more extensive and well developed marketing and sales networks, better access to information, greater brand recognition among consumers, and larger user and member bases. Certain competitors could use strong or dominant positions in our market to gain competitive advantages against us.

If we do not compete effectively, our membership base and level of member engagement may decrease, we may become less attractive to marketing and commercial sponsors, advertisers may reduce or discontinue advertising with us, all of which would materially and adversely affect our revenue, growth and results of operations.

Volatility or declines in the pricing of products and services we endorse or make available to AGA members, or other adverse trends in the industries in which such products and services compete, may adversely affect our results of operations.

In general, the amount of royalties we receive with respect to our endorsement of third-party products and services will be dependent upon the prices charged by these third-parties to their customers. We will generally have no control over these prices. In many cases, such prices may be subject to market fluctuations, may be set by government regulation, may be cyclical in nature or may vary widely based on market conditions. In addition, our third party partners may price their products and services too high for AGA members to purchase. Because of these and other circumstances, which we cannot predict or control, the amount of revenue we generate with respect to third-party products may be volatile or remain depressed for significant periods of time. Because we do not determine the timing or extent of pricing changes or the market acceptance, we may not be able to accurately forecast the revenues we receive, including whether they will significantly decline. As a result, our budgets for future expenditures and plans for growth may have to be adjusted to account for unexpected changes in revenues and any decreases in third-party pricing levels that may adversely affect our net revenues and results of our operations.

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

Our indebtedness and near-term obligations could materially adversely affect our financial health.

As of the date of this Report, we had $575,000 in principal amount outstanding under promissory notes, demand promissory notes and a loan. We also assumed $999,957 in principal amount of indebtedness, including accrued management fees, from GP.com LLC in connection with the February 2012 reverse merger transaction. Our level of indebtedness has, or could have, important consequences to our business, because:

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

Growth, if it occurs, will likely place a significant strain on our managerial, operational and financial resources. To manage our growth, we must implement and improve our operational and financial systems, and expand, train and manage our employee base. There can be no assurance that our systems, procedures or controls will be adequate to support operations, or that management will be able to achieve the expansion necessary to fully implement our business plans. The failure to do so would have a material adverse effect on our business, operations and financial condition. In addition, our management team has limited experience in the social networking or insurance industries.

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

Management identified material weaknesses in our internal controls, and failure to remediate them or any future ineffectiveness of internal controls could have a material adverse effect on the Company’s business and the price of its common stock.

Management continues to review our internal control systems, processes and procedures for compliance with the requirements of a smaller reporting company under Section 404 of the Sarbanes-Oxley Act. Such a review resulted in identification of material weaknesses in our internal controls and a conclusion that our disclosure controls and procedures and internal control over financial reporting were ineffective as of the end of the period covered by this Report. While we are taking steps to remediate the weaknesses, there is no guarantee that we will be able to remedy the weaknesses in a timely manner or identify additional material weaknesses in our internal controls in the future. The Company and its current management team continue the process of documenting internal control procedures with respect to its business, including establishing formal policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within its organization.

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

Our payment rates are negotiated between us and our benefit providers. Benefit providers may, in the future, alter the contractual relationships we have with them, either by renegotiation or unilateral action. Also, benefit providers may adjust their payments. If these contractual changes result in reduced royalties or commissions paid to us, our revenue may decline.

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

We and our business partners may not be able to protect the security and privacy of registered users and AGA membership data which could expose us to liability.

We and our business partners collect and maintain information about registered users and AGA members, some of which may be private and confidential. This private and confidential data consists primarily of the personal and financial information of AGA members and personal data of registered users. We and our business partners will incur significant costs to protect against the threat of security breaches or to alleviate problems caused by any breaches that occur. We and our business partners have implemented security systems and protocols that we feel are appropriate and sufficient to protect private and confidential information and we intend to continue such protocols. However, there can be no assurance that our respective security systems or protocols will be sufficient to protect such private and confidential data or that our respective privacy policies will be deemed sufficient by registered users and AGA members or that it satisfies applicable federal or state laws or regulations governing privacy, which may be in effect from time to time. The failure to adequately protect user and member data or to comply with any federal or state laws or regulations relating to the use of this data could expose us to costly litigation or administrative action.

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

Our business may be adversely affected by malicious applications that make changes to our users’ computers and interfere with their experience with our website. These applications may attempt to change our users’ online experience, including hijacking queries to our website, altering or replacing search results or otherwise interfering with our ability to connect with our users. The interference often occurs without disclosure or consent, resulting in a negative experience that users may associate with us. These applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. The ability to reach users and provide them with a superior experience is critical to our success. If our efforts to combat these malicious applications are unsuccessful, our reputation may be harmed and user traffic could decline, which would damage our business.

System failure or interruption experienced by our data center, internet service providers, online service providers or website operators may result in reduced traffic, reduced revenue and harm to our reputation.

We depend on third-party service providers to provide and maintain efficient and uninterrupted operation of our website. Since we depend on third-party providers for our data center and servers, any dispute with such third-party providers could materially hinder our operations, and switching third-party providers of such services may be a cumbersome process that negatively impacts the operation of our website. Our operations depend in part on the protection of our data systems and those of third-party providers against damage from human error, natural disasters, fire, power loss, water damage, telecommunications failure, computer viruses, terrorist acts, vandalism, sabotage and other adverse events. Although we utilize the services of third-party providers with both physical and procedural security systems and have put in place certain other disaster recovery measures, including offsite storage of backup data, there is no guarantee that our internet access and other data operations will be uninterrupted, error-free or secure. Any sustained or repeated system failure, including network, software or hardware failure, that causes an interruption in the availability of our website or a decrease in responsiveness of our website could result in reduced traffic, reduced revenue and harm to our reputation, brand and relations with our members, advertisers and marketing partners. An increase in the volume of users of our website could strain the capacity of the software and hardware we have deployed, including server and network capacity, which could lead to slower response time or system failures, and adversely affect the market acceptance of our website. In addition, our users will depend on internet service providers, online service providers and other website operators for access to our website. These providers and operators could experience outages, delays and other difficulties due to system failures unrelated to our systems.

We may have difficulty scaling and adapting our existing technology architecture to accommodate increased traffic and technology advances or requirements of our members.

Our reputation and ability to attract, retain, and engage our users are dependent upon the reliable performance of our website. Increases in the levels or types of use of our website could result in delays or interruptions in our service. Widespread adoption of new internet technologies or other technological changes could require substantial expenditures to appropriately modify or adapt our website and infrastructure. The technology architectures utilized for our website may not provide satisfactory support in the future, as usage increases and our website expands, changes and becomes more complex over time. In the future, we may make changes to our architectures and systems, including moving to completely new architectures and systems. Such changes may be technologically challenging to develop and implement, take time to test and deploy, cause us to incur substantial costs or data loss, and cause users, advertisers, and partners to experience delays or interruptions in services. These changes, delays or interruptions in our service may cause our users, advertisers and partners to become dissatisfied with our website and move to competing websites. Further, to the extent that the number of visitors to our website increases, we will need to expand our infrastructure, including the capacity of the servers we utilize and the sophistication of our software. Any difficulties experienced in adapting our architectures and infrastructure to accommodate increased traffic, store user data and track user preferences, together with the associated costs and potential loss of traffic, could harm our operating results, cash flows from operations and financial condition.

Any legal liability, regulatory penalties, or negative publicity regarding for the information on our platform or that we otherwise distribute or provide will likely harm our business and results of operations.

We may provide information on our platform regarding the insurance plans and products we endorse, market and sell, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan and premium comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our platform. If the information we provide on our platform is not accurate or is construed as misleading, or if we do not properly assist individuals and businesses in purchasing insurance, then members, benefit providers and others could attempt to hold us liable for damages, our relationship with our benefit providers could be terminated and regulators could attempt to subject us to penalties, revoke our licenses to transact insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact insurance business in other jurisdictions, which could result in our loss of our revenue. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources, and could cause a loss of confidence in our services. As a result, these claims could harm our business, results of operations and financial condition. In the ordinary course of our business, we may receive inquiries from state regulators relating to various matters. We may in the future become involved in litigation in the ordinary course of our business. If we are found to have violated laws or regulations, we could lose our relationship with insurance carriers and be subject to various fines and penalties, including revocation of our licenses to sell insurance, and our business, results of operations and financial condition would be materially harmed. We would also be harmed to the extent that related publicity damages our reputation as a trusted source of information relating to insurance and its affordability. It could also be costly to defend ourselves regardless of the outcome. As a result, inquiries from regulators or our becoming involved in litigation could adversely affect our business, results of operations and financial condition.

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

Federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of data that we receive from our users and AGA members. In addition, we post on our website our own privacy policies and practices concerning the collection, use and disclosure of customer data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements, or other federal or state privacy related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

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

Although we believe we and our benefit providers will be in compliance with applicable insurance laws and regulations, due to the complexity, periodic modification and differing interpretations of insurance laws and regulations, we or our benefit providers may not always be in compliance with such laws and regulations. Failure to comply could result in significant liability, additional department of insurance licensing requirements or the revocation of licenses in a particular jurisdiction, which could significantly reduce our revenue, increase our operating expenses, prevent us or our benefit providers from transacting health insurance business and otherwise cause the termination of one or more material contracts or harm our business, results of operations and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our or our benefit provider’s license status or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us or our benefit providers are proven false, any surrounding negative publicity could damage our reputation. Because some members may not be comfortable with the concept of purchasing health insurance using the Internet, any negative publicity may affect us more than it would others in the health insurance industry and would harm our business, results of operations and financial condition. In addition, we or our benefit providers may in the future receive inquiries from CMS or state insurance regulators regarding our marketing and business practices. We or our benefit providers may modify our practices in connection with any such inquiry. Any modification of our or our benefit providers’ marketing or business practices in response to future regulatory inquiries could delay our business strategy and otherwise harm our business, results of operations or financial condition. In addition, our royalty and commission payments depend, in part, on the validity of, and the continued good standing under, the licenses and approvals under which our benefit providers operate. The possibility exists that our benefit providers could be excluded or temporarily suspended from carrying on some or all of its insurance activities in, or could otherwise be subjected to penalties by, a particular jurisdiction, which may adversely affect the Company’s ability to generate revenue.

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

Any of these effects could materially harm our business, results of operations and financial condition. Various aspects of Healthcare Reform could cause benefit providers to limit the health insurance plans and products we are able to promote and the geographies in which they are sold. Changes in the law could also cause benefit providers to attempt to move policy holders into new plans and products for which we receive lower or no royalty or commission payments. If a benefit provider decides to limit our ability to offer their plans and products or determines not to sell health insurance plans and products altogether, our business, results of operations and financial condition would be materially harmed.

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

We rely on a combination of trade secret, trademark and copyright laws, as well as employee and third-party non-disclosure agreements and other protective measures, to protect intellectual property rights. There can be no assurance, however, that these measures will provide meaningful protection of our membership list trademarks, service marks, copyrights, trade dress, trade secrets, proprietary technology and similar intellectual property in the event of any unauthorized use, misappropriation or disclosure.

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

Risks Related to Investing in our Securities

Three individuals have significant voting power and may take actions that may not be in the best interest of other stockholders.

Steven Leber, Dr. Robert Cohen and Joseph E. Bernstein control approximately 43.2% of the total voting power of our securities. For so long as they continue to own a substantial percentage of the total voting power of our securities, such individuals may be able to exert significant control over all matters requiring approval by our Board of Directors and stockholders, including the approval of mergers or other business combination transactions. Because their interests may not always coincide with the interests of our other stockholders, they may cause us to take actions which the other stockholders may disagree with or which may not be in the best interests of such other stockholders.

There are limitations on the liabilities of our directors and executive officers. Under certain circumstances, we are obligated to indemnify our directors and executive officers against liability and expenses incurred by them in their service to us.

Pursuant to our certificate of incorporation and under Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability for breach of a director’s duty of loyalty, acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law, dividend payments or stock repurchases that are unlawful under Delaware law or any transaction in which a director has derived an improper personal benefit. In addition, our bylaws provide that we shall indemnify all persons, including our executive officers and directors, to the full extent permitted by Delaware law.

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

Any additional issuances of any of our authorized but unissued shares of our common stock or blank check preferred stock will not require the approval of stockholders and will have the effect of further diluting the equity interest of our existing stockholders.

We may issue common stock or preferred stock in the future for a number of reasons, including: to attract and retain key personnel; to lenders, investment banks, or investors in order to achieve more favorable terms from these parties and align their interests with our common equity holders; to management and/or employees to reward performance; to finance our operations and growth strategy; to adjust our ratio of debt to equity; to satisfy outstanding obligations; or for other reasons. If we issue securities, our existing stockholders may experience dilution. Future sales of our common stock, the perception that such sales could occur or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock could adversely affect the market prices of our common stock prevailing from time to time. The sale of shares issued upon the exercise of our derivative securities could also further dilute the holdings of our then existing stockholders, including holders of debt that receive shares of our common stock upon conversion of such debt. In addition, future public sales of shares of our common stock could impair our ability to raise capital by offering equity securities. Any such sales or issuances may result in downward pressure on our stock price.

We may issue a substantial number of shares of common stock upon the exercise of outstanding warrants and options, and the possible conversion of indebtedness. Such issuances may have a substantial dilutive effect on holders of our equity securities.

As of the date of this Report, we had outstanding warrants and options to purchase approximately 87 million shares of common stock. We may also seek to enter into arrangements with our debt holders to convert their debt into equity. In this regard, in April 2014 approximately $1,223,795 of indebtedness was converted into 6,526,908 shares of common stock. Also, as of the date of this Report, we also have approximately 4 million shares of common stock available for issuance under our incentive equity plan. The holders of warrants and options will likely exercise such securities at a time when the market price of our common stock exceeds the exercise price. Debt holders may seek a discount to the trading price of our common stock in agreeing, if at all, to convert debt to equity. Accordingly, the issuance and exercise of such warrants and options and the possible conversion of indebtedness may result in a decrease in the net tangible book value per share of our common stock and such decrease could be material.

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

We lease approximately 5,000 square feet in our headquarters located at 589 Eighth Avenue, 6th Floor, New York, New York. The lease expires on September 30, 2015. Our current monthly rent payment under the lease is approximately $15,000 per month. We also lease an apartment in New York, New York for our executives under a one-year lease which expires on June 30, 2015. Our current monthly rent under the lease is approximately $3,800 per month. We believe that our properties are generally suitable to meet our needs for the foreseeable future however we continue to evaluate other options and shall seek alternative or additional space as needed.

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

Not applicable.

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

	Low	High
Fiscal 2014:
Fourth quarter ended December 31, 2014	$0.15	$0.31
Third quarter ended September 30, 2014	0.10	0.54
Second quarter, ended June 30, 2014	0.25	0.37
First quarter, ended March 31, 2014	0.16	0.44

Fiscal 2013:
Fourth quarter ended December 31, 2013	$0.11	$0.25
Third quarter ended September 30, 2013	0.07	0.18
Second quarter, ended June 30, 2013	0.10	0.30
First quarter, ended March 31, 2013	0.06	0.38

Holders of Common Stock

As of March 25, 2015, there were 132,068,582 shares of common stock issued and outstanding held by approximately 174 holders of record.

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

The following discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying audited consolidated financial statements for the years ended December 31, 2014 and 2013 and related notes thereto included in this Report. The following discussion and analysis should also be read in conjunction with the disclosure under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained in this Report.

Overview

As discussed in greater detail in Item 1 (“Business”), we own and operate the Grandparents.com website. As a membership organization and social media community, we connect grandparents, seniors, and boomers to differentiated, discounted products and services. Our services are geared to the approximately 70 million grandparents in the U.S., but our audience also includes “boomers” and seniors that are not grandparents. Our website offers content on health, wellbeing, relationships and finances as well as other topics that appeal to our audience. Our business model to provide group discount benefits for a small membership fee. We believe that our website is one of the leading online communities for our market and is the premier social media platform targeting active, involved grandparents. In addition to our website, our membership association, the AGA was formed to unite grandparents, boomers and seniors. Members of the AGA have access to a range of benefits including discounts on products and services. Members pay $15 annually to the AGA to receive these benefits as well as products and services that are endorsed or recommended by the AGA.

Like most developing companies, we face substantial financial challenges particularly in regard to revenue generation, cost control and capital requirements. Revenue for 2014 was $332,933, which reflected a decrease of $177,121, or 34.7%, compared to revenue of $510,054 for 2013. The decrease is due in part to fewer advertisers placing fewer ads during the year. Total operating expenses increased by $5,539,795, or 60.2%, to $14,748,440 in 2014 compared to $9,208,645 for 2013 mostly due to increases in impairment of intangible assets and equity-based compensation which together accounted for 81% of the increase. As a result of the increase in expenses and the decrease in revenue, our net loss increased by $5,580,946, or 60.3%, to $14,829,562 in 2014 compared to $9,248,616 in 2013. There were no known trends or uncertainties in inflation or changing prices that have had or that the Company expects will have a material favorable or unfavorable impact on net sales, revenues or income from continuing operations.

We used $4,922,274 and $189,432 in net cash for operating and investing activities, respectively, during 2014, offset by $5,179,000 in cash provided by financing activities in 2014. We had a working capital deficit of $3,077,492 as of the end of 2014. We continue to seek capital to fund ongoing operations. In 2014, we raised $5,179,000 from the issuance of our common stock and warrants to accredited investors in private placement transactions. Going forward, we will need to raise significant capital in order to successfully implement our business plans. See “Liquidity and Capital Resources” below for additional information regarding our capital raising activities and use of cash.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, and the carrying value and useful lives of tangible and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates.

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

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value.  The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities;

•	Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The Company’s financial instruments consist mainly of cash, short-term accounts receivable, security deposits, accounts and notes payables. The Company believes that the carrying amounts approximate fair value due to their short-term nature and market interest rates.

Equity-Based Compensation

The Company follows ASC 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period.  We determine the fair value of the stock-based compensation awards granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets, which include property and equipment and identifiable intangible assets, annually in the fourth quarter of the calendar year or whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Events and circumstances that may indicate that an asset is impaired may include significant decreases in the market value of an asset, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces as well as other factors.

If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, market prices or appraised values, depending on the nature of the assets.

In February 2012, the Company acquired substantially all of the assets of GP.com LLC in the Transaction including the Grandparents.com domain name and trademarks.  Upon acquisition of these assets, the Company allocated a value of $4,500,000 to the domain name and $500,000 to the trademarks, respectively. The domain name and the trademarks were estimated to have a fifteen year life, and were being amortized over that period.  During the fourth quarter of 2014 when we performed our annual impairment assessment, we determined that indicators of impairment existed and the Company recognized an intangible asset impairment expense of $2,433,911 for the year ended December 31, 2014. In addition, the Company reduced the estimated remaining lives of these assets to four years.

All of our long-lived assets are subject to depreciation or amortization.

Results of Operations

Revenue

Revenue for 2014 decreased $177,121, or 34.7%, to $332,933 compared to $510,054 for 2013. During 2014 and 2013, substantially all of our revenue was derived from advertisements on our website. The decrease is due, in part, to fewer advertisements placed, with one of our advertisers accounting for $93,000 or 53% of the decrease. The decrease in number of advertisements was due primarily to the non-renewal of branding campaigns that contributed to advertising revenue in the prior year period. In addition, the decrease in revenue was due to a decrease in CPM (cost-per-impression) compared to the prior year period. The decrease in CPM means advertisers paid less during the year ended December 31, 2014 for advertising on our website than they did in the comparable period in 2013.

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

Operating Expenses

Total operating expenses for 2014 increased $5,539,795, or 60.2%, to $14,748,440 compared to $9,208,645 for 2013. The increase was primarily due to an increase in impairment of intangible assets and equity-based compensation awards during 2014.

Selling and marketing. Selling and marketing expense increased $39,649, or 13.7%, to $328,060 for 2014 compared to $288,411 for 2013 due to an increase in public relations expenses of $120,000 offset by decreases in membership marketing of $78,000.

Salaries. Salary expense increased $438,470, or 25.6%, to $2,147,615 for 2014 compared to $1,709,145 for 2013. The increase was due to increases in executive and staff salaries.

Rent. Rent expense increased $30,625, or 18.0%, to $200,900 for 2014 compared to $170,275 for 2013 due primarily to the rental of a corporate apartment starting in July 2014 for a corporate executive.

Accounting, legal, and filing fees. Accounting, legal, and filing fees expenses increased $153,893, or 20.8%, to $892,484 for 2014 compared to $738,591 for 2013. The increase was primarily due to an increase in legal expense and accounting expense of $75,000 and $78,000, respectively.

Consulting. Consulting expense for 2014 increased by $501,795 or 49.9%, to $1,508,133 for 2014 compared to $1,006,338 for 2013. The increase is due primarily to an increase in the payment of consulting fees to one consultant used in both years of $160,000 and payments of $342,000 during 2014 to marketing, financial and other consultants which were not engaged in 2013.

Equity-based compensation. Equity-based compensation expense increased $2,046,725 or 51.1%, to $6,051,246 for 2014 compared to $4,004,521 for 2013. In 2014, we granted options to purchase 12,150,000 shares of our common stock compared to 10,835,000 options granted in 2013 to various parties who provided services to the Company. In 2014, we also granted warrants to purchase 30,349,864 shares of our common stock compared to 19,280,000 warrants granted in 2013 to various parties who provided services to the Company.

Other general and administrative. Other general and administrative expense increased $39,078, or 5.9%, to $697,816 for 2014 compared to $658,738 for 2013 due to increases in travel expenses of $43,359.

Depreciation and amortization. Depreciation and amortization decreased $144,351, or 22.8%, to $488,275 for 2014 compared to $632,626 for 2013 due to certain intangible assets becoming fully amortized.

Impairment of intangible assets. Impairment of intangible assets expense amounted to $2,433,911 for 2014 compared to $0 for 2013 due to an impairment charge for URL and trademarks being taken in December 2014. No impairment charge was taken in 2013.

Other Income (Expense)

Total other income (expense) was $414,055 for 2014 compared to a net other expense of $550,025 for 2013, a decrease of $135,970 or 24.7%. The decrease is due to a decrease in interest expense of $218,000 offset by a decrease in other income of $82,000.

Net Loss

Net loss for 2014 was $14,829,562, or $0.13 per basic and diluted share, compared to $9,248,616, or $0.10 per basic and diluted share, for 2013.

Liquidity and Capital Resources

As of December 31, 2014, we had unrestricted cash of $126,600. Since January 1, 2013 we have primarily funded our operations through the issuance of our equity and debt securities. Over the next twelve months, we expect to finance our operations primarily through our existing cash and offerings of our equity and debt securities or through bank financing. Our operations have not yet generated positive cash flows. To continue operations and effectively implement our business plan, we will need to obtain additional financing. If we obtain additional financing, we would expect to accelerate our business plan and increase our advertising and marketing budget, hire additional staff members and increase our office space and operations all of which we believe would result in the generation of additional revenue and accelerate the development of our business. We cannot be certain that financing will be available on acceptable terms or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our existing stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance, Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. For public entities, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. In April 2015, the FASB approved issuing an exposure draft to extend the effective date of ASU 2014-09 by a year for both public and non-public companies. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Capital Raising Efforts

Since January 1, 2013 and through the date of this Report, the Company has sold an aggregate of 35,320,000 shares of common stock at a price per share of $0.25 in separate private transactions with several accredited investors for an aggregate purchase price of $8,799,000. In connection with such sales, the Company issued five-year warrants to purchase an aggregate of 8,830,000 shares of common stock at exercise prices of $0.25-$0.35 per share.

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

In February 2013, we entered into promissory notes (the “February Notes”) with each of Steven Leber, the Company’s Chairman and Chief Executive Officer, Joseph Bernstein, the Company’s then Co-Chief Executive Officer, Chief Financial Officer and Treasurer, Dr. Robert Cohen, a member of the Company’s Board of Directors, and Mel Harris, a member of the Company’s Board of Directors, security holder and advisor to the Company evidencing loans made by each lender to the Company to fund operations. Each promissory note was issued in the original principal amount of $100,000. Accordingly, the Company received an aggregate of $400,000 from the lenders upon issuance of the February Notes. The February Notes are unsecured, accrue interest at a rate of 10% per annum and mature on the earlier of June 30, 2015 or the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $2,000,000. In connection with the issuance of the February Notes, the Company issued to each lender a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share. One of these notes and its accrued interest was terminated effective June 25, 2014 in return for 400,000 shares of the Company’s common stock in connection with the retirement of Mr. Bernstein.

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

In January 2014, we entered into demand promissory notes with each of Messrs. Leber, Lazarus and Harris. Each demand promissory note was issued in the original principal amount of $25,000. Accordingly, the Company received an aggregate of $75,000 from the lenders upon issuance of these demand promissory notes. The demand promissory notes were unsecured, accrued interest at a rate of 10% per annum and were paid in full on August 6, 2014.

On February 5, 2015, we entered into three demand promissory notes for which the Company received an aggregate of $125,000. One note was issued in favor of Steven Leber for $50,000, one note in favor of Lee Lazarus for $50,000 and one note in favor of Mel Harris for $25,000. The notes are unsecured, accrue interest at a rate of 10% per annum and are payable upon demand.

On March 27, 2015, we entered into a loan agreement (the “Loan”) in the amount of $150,000 in favor of Mel Harris. The Loan has a term of one year and bears interest at the rate of 5% per year.  Mr. Harris has the right to convert the Loan into a preferred class of stock if the Company issues such stock within 90 days of the date of the Loan. After 90 days from the date of the Loan, Mr. Harris may, at his option, convert the Loan into 750,000 shares of the Company’s common stock and a five-year warrant to purchase 187,500 shares of common stock at an exercise price of $0.35 per share.

Outstanding Indebtedness

As discussed above, $300,000 is outstanding under the February Notes, which are due on the earlier of June 30, 2015 or the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $2,000,000. In addition, $125,000 in principal amount is outstanding under demand promissory notes. As also discussed above, $150,000 in principal amount is outstanding or subject to conversion under the Loan.

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

As of the end of the period covered by this Report, the Company did not have any secured debt.

Cash Flow

Net cash flow from operating, investing and financing activities for the years ended were as follows:

	2014	2013
Net cash provided by (used in):
Operating activities	$(4,922,274)	$(3,392,647)
Investing activities	(189,432)	(17,163)
Financing activities	5,179,000	3,220,000
Net increase (decrease) in cash	67,294	(189,810)

Cash Used In Operating Activities

For 2014, net cash used in operating activities of $4,922,274 consisted of net loss of $14,829,562, offset by $9,297,454 in non-cash adjustments for depreciation, amortization, impairment of intangible assets, equity-based compensation, equity issued in exchange for cancellation of debt, issuance of common stock for services, and gains on settlement of liabilities, combined with $609,834 in net cash provided by changes in working capital and other activities.

For 2013, net cash used in operating activities of $3,392,647 consisted of net loss of $9,248,616, offset by $5,082,224 in non-cash adjustments for depreciation, amortization and equity-based compensation, combined with $773,745 in net cash provided by changes in working capital and other activities.

Cash Used In Investing Activities

For 2014, the net cash used in investing activities of $189,432 was entirely for website development.

For 2013, net cash used in investing activities of $17,163 consisted of $15,568 for website development and $1,595 for purchases of property and equipment.

Cash Provided By Financing Activities

For 2014, net cash provided by financing activities of $5,179,000 consisted of net proceeds from private placements.

For 2013, net cash provided by financing activities of $3,220,000 consisted of $2,920,000 in net proceeds from private placements and net proceeds of $300,000 from loans and short-term advances.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was conducted under the supervision and with the participation of management, including our principal executive officers and principal financial officer. Based upon that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report due to material weaknesses in our internal control over financial reporting. The material weaknesses primarily consisted of the following: (i) we do not have written documentation of our internal control policies and procedures; (ii) we do not have sufficient segregation of duties within accounting functions; (iii) we do not have adequate staff and supervision within our accounting function; and (iv) we lack a sufficient process for periodic financial reporting, including timely preparation and review of financial reports and statements.

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

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above our management has concluded that our internal control over financial reporting was not effective as of December 31, 2014.

Remediation of Material Weaknesses

We intend to remediate the material weaknesses discussed above. While we have engaged an experienced consultant on a part-time basis late in 2013 to assist with our filings and our internal controls and we hired a CFO in July 2014. As of the end of the period covered by this Report, we have not taken substantive steps to remediate the material weakness. We have begun the process of documenting our internal controls and procedures to ensure timely filing of our periodic financial reports filed with the SEC. However, due to our size and nature, segregation of duties within our internal control system may not always be possible or economically feasible. Likewise, we may not be able to engage sufficient resources to enable us to have adequate staff and supervision within our accounting function.

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

Name	Age	Position
Steven E. Leber	74	Chairman, Chief Executive Officer & Director
Lee Lazarus	50	Chief Operating Officer & Director
Ellen Breslau	48	Senior Vice President and Editor-In-Chief
Matthew Schwartz	42	Vice President – Administration, Chief Compliance Officer, Secretary
Riaz Latifullah	58	Chief Financial Officer (effective 7.1.14)
Dr. Robert Cohen	72	Director
Mel Harris	74	Director
Louis P. Karol	57	Director

The business background descriptions of our directors and officers are as follows:

Steven E. Leber was appointed as our Co-Chief Executive Officer and Chairman of our Board of Directors on February 23, 2012. Effective June 25, 2014, following the retirement of Joseph Bernstein, Mr. Leber became our Chief Executive Officer. Mr. Leber is also a Managing Director of GP.com Holding Company LLC (GP Holding). He joined GP Holding along with Messrs. Bernstein and Schwartz in May 2010 and served as a member of the board of GP Holding’s predecessor from 2007 through May 2010. Mr. Leber also serves as Chairman and Chief Executive Officer of New Age Producers Group, Inc., a holding company for his investment and entertainment ventures, which he formed in 1992. From 1999 through 2004, Mr. Leber was Chairman of Music Vision, LLC, a web-based company which created and managed artist web sites for more than 100 top artists. From 1997 through 2001, Mr. Leber served as Chairman and Chief Executive Officer of The Pet Channel, Inc., a web-based company targeting the pet industry. Currently, Mr. Leber is on the Advisory Board of Brooklyn Bagel Water Company, Inc., a bagel company, and serves as a consultant to Chasin Music Group, Inc., a music app developer. Mr. Leber is best known for his reputation as one of the most innovative forces in the entertainment industry as a manager and producer. Mr. Leber co-founded Contemporary Communications Corporation (CCC)/Leber-Krebs, Inc., which was one of the world’s leading music management firms, and served as its Chairman and Chief Executive Officer from 1971 through 1995. Prior to forming CCC, Mr. Leber, began his career at the William Morris Agency where he established its music division and worked with major artists such as the Rolling Stones, Simon and Garfunkel, Diana Ross, Dionne Warwick and the Jackson Five. Mr. Leber has also been the producer of theatrical shows and live events, creating new business models with events such as the arena tour of Andrew Lloyd Weber’s “Jesus Christ Superstar,” the international smash-sensation “Beatlemania,” The Teenage Mutant Ninja Turtles “Coming Out of Their Shells” tour, the Texxas Jam Music Series, and The Concert for Bangladesh. He also brought the Moscow Circus to North America. Mr. Leber holds a B.A. in Accounting from Northeastern University. Our conclusion that Mr. Leber should serve as Chairman of our Board of Directors is based on our belief that his significant experience in various executive leadership positions and as a member of the Board of Managers of GP Holding and its predecessor have provided him with valuable leadership skills and knowledge of our business.

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

Matthew Schwartz was appointed as our Vice President of Administration, Chief Compliance Officer and Secretary on February 23, 2012. Mr. Schwartz joined GP.com LLC along with Messrs. Leber and Bernstein in May 2010. From 1995 through 2009, Mr. Schwartz worked for EMX LLC, eDoctor LLC, and Americas Tower Partners, companies affiliated with Americas Partners LLC, a privately-held venture company. Mr. Schwartz served in various capacities and from 2004 to 2010 was responsible for the group’s administrative and financial operations. Concurrently (2004 to 2010), Mr. Schwartz served as the financial administrator of the Catskill Litigation Trust, a publicly registered trust, for co-trustees Joseph Bernstein and former New York State Attorney General Dennis Vacco. During 2009, Mr. Schwartz also served as Executive Assistant to the CEO at Empire Resorts, Inc., a publically traded gaming and entertainment Company. Mr. Schwartz graduated from Hofstra University with a B.A. in Psychology in 1995.

Riaz Latifullah was appointed as the Company’s Chief Financial Officer on July 1, 2014. Prior to joining Grandparents.com, Mr. Latifullah worked at AARP for 13 years where he served as Vice President, Financial Management & Operations, Senior Director of Strategic Markets and Director of Brand Operations for AARP and AARP Services (ASI). While with ASI he performed the roles of business strategist, CFO and Chief Administrative Officer. During his tenure Mr. Latifullah was responsible for overseeing $700MM of revenues on behalf of AARP, as well as ASI’s $150MM budget. He was also involved with launching several major new initiatives including LifeReimagined.org. Mr. Latifullah is a graduate of the U.S. Merchant Marine Academy, where he earned a BS in Marine Engineering. He also holds a Master of Science in Engineering from the University of Michigan and an MBA from Stanford University. It is our belief that Mr. Latifullah’s extensive financial experience in top leadership positions as well as well as his firsthand experience with AARP makes him an ideal Financial Officer.

Dr. Robert Cohen was appointed to our Board of Directors on February 23, 2012. Dr. Cohen is also a Managing Director of GP.com LLC. Dr. Cohen has been engaged in the retail and wholesale optical business since 1968. He has served as Chief Executive Officer of Cohen Fashion Optical, LLC and its predecessors (“Cohen Optical”) since 1978. Cohen Optical is a leading eyewear chain consisting of 116 retail optical stores. Twenty-four stores are located in high visibility locations in Manhattan. The remaining stores are located throughout the northeast and Florida, most of which are sited in regional shopping centers. Dr. Cohen and his family are principal members of EMVI Holdings, LLC the parent company of Emerging Vision, Inc., a national retail optical chain comprised of approximately 120 locations operating primarily under the name Sterling Optical. Dr. Cohen and members of his family are the principal members of General Vision Services, LLC (“GVS”). GVS is the largest managed care third-party vision provider and is comprised of a network of over 250 providers and company stores with locations in the New York Metropolitan area. Dr. Cohen and members of his immediate family are also the principal members of Vision World, LLC, which is comprised of over 50 provider locations throughout Long Island and the metropolitan area. In 2010, Dr. Cohen and members of his immediate family formed Beyond Readers, LLC, a company that holds the North American license to distribute a unique multi-focal reading glass product that distributes their product through large retail chains. Dr. Cohen is a Managing Partner and Director of ERA Realty Company, a real estate management and investment company, with real estate holdings in commercial and residential properties. Dr. Cohen serves as an officer and director of several management and real estate companies, as well as various other optical and non-optical related businesses. In determining that Dr. Cohen should serve as a director of the Company, we considered his experience as an executive officer and as a member of the Board of Managers of GP.com LLC.

Mel Harris was appointed to the Board of Directors and elected to the position of the Vice Chairman on July 1, 2014. He currently serves as Chairman and CEO of International Insurance Group Inc. (“IIG”). IIG has a co-broker agreement with Archer Financial Group, one of the single largest insurance and wealth transfer firms in the United States. This co-broker agreement specializes in providing various financial products and utilizes the secondary market to sell these products for high net worth individuals. In 1996, Mr. Harris formed Preferred Employers Holdings, Inc. (PEH), and remains its Chairman and CEO. PEH was publicly traded until January 2000, at which time it went private. In 1998, PEH and its subsidiary, Preferred Healthcare Staffing, Inc. (PHS) acquired NET Healthcare, Inc. a privately – held company, which provided hospitals with registered nurses and other professional medical personnel, often referred to as “travel nurses.” The acquisition proved to be prudent and accretive, and after several years, produced a highly profitable sale for PEH. As a successful entrepreneur, Mr. Harris continues to pursue his involvement in many ventures, both as a real estate investor and developer, and a venture capitalist. Mr. Harris is an active member of the Washington Business Forum, and serves on various philanthropic boards, including the Hebrew Home for the Aged at Riverdale in New York, and Yeshiva University – Sy Syms School of Business. He is also a Grand Founder of The University of Miami Sylvester Comprehensive Cancer Center, The United States Holocaust Memorial Museum in Washington, D.C. and the Mount Sinai Medical Center in Miami, Florida

Louis P. Karol was appointed to our Board of Directors on March 4, 2014. Mr. Karol is Managing Partner of Karol Hausman & Sosnik, P.C., a firm he founded in 1993, which concentrates in the practices of Estate Planning, Medicaid Planning, Estate Administration, Estate Litigation and Business Succession Planning. Mr. Karol currently sits on the boards of directors of One Liberty Properties, Inc. in Great Neck, New York, a publicly traded REIT, and Clem Snacks, Inc., a Brooklyn-based private food distribution company. Mr. Karol graduated with distinction from George Washington University in 1980 with a BBA in Accounting; from Yeshiva University in 1989 from the Benjamin Cardozo School of Law and he holds a Masters in Tax Law from the New York University School of Law. Mr. Karol is admitted as a Certified Public Accountant in Washington D.C. since 1980 and is admitted to practice in the United States Tax Court as of 1987. In determining that Mr. Karol should serve as a director of the Company, we considered his experience in various legal matters.

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

Board Committees

We do not currently have a separately designated audit, nominating or compensation committee, however, we have drafted charter documents for this purpose and expect to bring it to the Board’s attention and implement in 2015.

Code of Ethics

The former members of our Board of Directors adopted a Code of Ethics applicable to our principal executive officer, principal financial officer, controller and other employees performing similar functions. Although our newly appointed executive officers are subject to this Code of Ethics, the currently appointed members of our Board of Directors intend to adopt of new Code of Ethics. However, no formal steps have been taken by the Board of Directors in this regard

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the Reporting Persons, to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met for 2014.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded during 2014 and 2013 to our chief executive officer and our next two (2) most highly compensated executive officers whose total compensation exceeded $100,000, respectively, in 2014 (collectively, our “named executive officers”).

Name and Principal Position	Fiscal Year	Salary ($)		Equity Awards ($)(1)		All Other Compensation ($)		Total ($)
Steven E. Leber	2014	$262,500	(2)	$1,664,500	(3)	$–		$1,927,000
Chief Executive Officer and Chairman	2013	225,000	(4)	137,700	(5)	–		362,700
Riaz Latifullah(6)	2014	142,500	(7)	1,525,500	(8)	–		1,668,000
Chief Financial Officer
Matthew Schwartz	2014	145,833		356,160	(9)	28,000	(10)	529,993
Vice President – Administration, Chief Compliance Officer and Secretary	2013	112,500		43,203	(11)	–		155,703

(1)	The amounts reported in this column reflect the aggregate grant date fair value of equity awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). The amounts in this column reflect options and warrants awarded solely as compensation for such person’s services to the Company and therefore do not include any equity securities issued in connection with a financing or otherwise. The calculation of these amounts disregards the estimate of forfeitures related to time-based vesting conditions. The amounts in this column do not reflect compensation actually received by such person. The actual value, if any, that such person may realize from an option or warrant is contingent upon the satisfaction of the conditions to vesting, if any, and upon the excess of the stock price over the exercise price on the date the option or warrant is exercised, if at all. Thus, there is no assurance that the value, if any, eventually realized by such person will correspond to the amount shown. The Company uses the Black-Scholes option-pricing model with the following assumptions during 2014 and 2013: (a) risk-free interest rate: 0.34-1.78% per annum, (ii) expected life (years) 2-10, (iii) expected volatility 123-213%, and (iv) dividend yield 0.00%.
(2)	Includes $18,750, the payment of which Mr. Leber agreed to defer on an interest-free basis. There is no written agreement as to when such amount will be paid.
(3)	The amount reported includes the aggregate grant date fair value of options to purchase shares of common stock awarded to Mr. Leber in July 2014 for services to the Company.
(4)	Includes $110,625, the payment of which Mr. Leber agreed to defer on an interest-free basis. There is no written agreement as to when such amount will be paid.
(5)	The amount reported includes the aggregate grant date fair value of warrants to purchase shares of common stock awarded to Mr. Leber in June 2013 for services to the Company and the incremental fair value of certain stock options previously awarded to Mr. Leber that were re-priced in October 2013, computed as of the re-pricing date in accordance with ASC 718.
(6)	Mr. Latifullah was appointed as Chief Financial Officer on June 30, 2014.
(7)	The amount reported includes the payment of salary to Mr. Latifullah commencing on July 1, 2014.
(8)	The amount reported includes the aggregate grant date fair value of options to purchase shares of common stock awarded to Mr. Latifullah in July 2014 for services to the Company.
(9)	The amount reported includes the aggregate grant date fair value of warrants and options to purchase shares of common stock awarded to Mr. Schwartz in March 2014 and October 2014 respectively, for services to the Company.
(10)	Reflects bonuses awarded to Mr. Schwartz under an employment agreement and its amendments.
(11)	The amount reported includes the aggregate grant date fair value of options and warrants to purchase shares of common stock awarded to Mr. Schwartz in June 2013 and October 2013 respectively for services to the Company and the incremental fair value of certain stock options previously awarded to Mr. Schwartz that were re-priced in October 2013, computed as of the re-pricing date in accordance with ASC 718.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information about unexercised equity awards held by each of our named executive officers as of December 31, 2014. The amounts in the following table reflect equity awards granted as compensation for such person’s services to the Company as an executive officer or director and therefore do not include any equity securities issued in connection with a financing or otherwise. None of our named executive officers held any restricted stock awards as of December 31, 2014.

	Option Awards
	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised
	Options		Options	Option		Option
	(#)		(#)	Exercise		Expiration
Name	Exercisable		Unexercisable	Price ($)		Date
Steven E. Leber	920,000		80,000	0.25	(1)	02/24/2022
	1,000,000	(2)	–	0.25		06/25/2018
	2,812,500		2,187,500	0.34		07/01/2024

Riaz Latifullah	500,000		4,500,000	0.34		07/01/2019

Matthew Schwartz	200,000		–	0.25	(1)	02/24/2022
	25,000		–	0.25	(1)	09/13/2022
	25,000		–	0.30		12/19/2022
	200,000		–	0.25		06/20/2023
	100,000	(2)	–	0.16		10/14/2018
	300,000	(3)	–	0.31		03/15/2019
	55,800		944,200	0.28		10/09/2024

(1)	On October 13, 2013, the Board of Directors agreed to reduce the option exercise price from $0.60 to $0.25 per share.
(2)	Represents an immediately exercisable warrant issued to the recipient as compensation for services to the Company.
(3)	Represents a warrant issued to the recipient under an employment agreement as compensation for services to the Company.

Summary of Employment Arrangements

The following sets forth a summary of the employment arrangements we have entered into with each of our named executive officers.

Steven E. Leber

Effective June 25, 2014, Grandparents.com, Inc. and Steve Leber entered into an employment agreement pursuant to which Mr. Leber continues to serve as Chief Executive Officer of the Company. His prior employment agreement expired February 23, 2013.

The agreement will continue in full force and effect until June 25, 2019, at which time the agreement will automatically renew for additional five-year terms unless either party provides written notice of its intention not to renew the agreement no later than sixty days prior to the end of the then current term, or unless the agreement is terminated earlier in accordance with its terms.

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

In connection with the agreement, Mr. Leber received a ten-year option to purchase 5,000,000 shares of the Company’s common stock pursuant to the Company’s Amended and Restated 2012 Stock Incentive Plan. The exercise price of the initial grant is $0.34 per share, subject to certain customary adjustments. Fifty percent of the shares subject to the initial grant were vested as of July 1, 2014, the date of grant, and the remaining fifty percent of such shares will vest thereafter in quarterly installments of 312,500 shares commencing on the first quarterly anniversary of the date of grant. The Agreement also provides that Mr. Leber shall be entitled to receive two additional option grants for 2,650,000 shares each for 2015 and 2016, based on the Company’s performance in such years. The subsequent grants will be initially unvested and will become vested and exercisable in equal monthly installments over the three (3) year period following the date of grant. The initial grant and subsequent grants will vest in full upon the occurrence of a merger, consolidation or similar corporate transaction of the Company, provided that Mr. Leber is employed with the Company on the date of such merger or consolidation.

In February 2012, pursuant to the terms of the prior employment agreement, Mr. Leber was granted non-qualified stock options to purchase 1,000,000 shares of common stock under the Original 2012 Plan. The options are exercisable for a period of ten (10) years from the date of grant. Thirty-three percent (33%) of such options vested and became exercisable on the first anniversary of the date of grant. The remaining portion of such options vest and become exercisable in eight (8) equal quarterly installments thereafter. The exercise price of the options was $0.60 per share until October 13, 2013 when the Board of Directors agreed to reduce the exercise price to $0.25 per share.

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

In the event Mr. Leber’s employment is terminated by the Company with “cause”, or due to Mr. Leber’s death or upon expiration of the agreement due to Mr. Leber’s election not to renew the agreement, the Company will pay Mr. Leber his accrued but unpaid base salary, his accrued but unused vacation and any approved but unreimbursed business expenses as of the date of such termination.

In the event Mr. Leber’s employment is terminated by Mr. Leber with “good reason” or upon expiration of the agreement due to the Company’s election not to renew the agreement, the Company will pay Mr. Leber on the date of such termination: (i) the accrued obligations, (ii) a lump sum cash payment equal to Mr. Leber’s base salary, (iii) a lump sum cash payment equal to any awarded but unpaid bonuses and (iv) the monthly premium required to be paid to continue Mr. Leber’s participation in the Company’s healthcare plans for one year. In addition, to the extent not previously vested, the initial grants and subsequent grants will automatically vest. Mr. Leber will have until the earlier of the last day of the term of such grants or three years following the date of his termination to exercise such grants. Also, all restricted shares then held by Mr. Leber, and all shares obtained by Mr. Leber via exercise of warrants and options, shall immediately, without any further condition or qualification, be registered by the Company if they were not previously registered.

The agreement also provides that Mr. Leber will be subject to confidentiality provisions and, for a period of one year following his termination with “cause” or without “good reason”, non-competition and non-solicitation restrictions.

Riaz Latifullah

On July 1, 2014, we appointed Riaz Latifullah as our Chief Financial Officer. The Company and Mr. Latifullah entered into an employment agreement pursuant to which Mr. Latifullah agreed to serve in such capacity.

The agreement will continue in full force and effect until July 1, 2019, at which time the agreement will automatically renew for successive one-year terms unless either party provides written notice of its intention not to renew the agreement no later than ninety (90) days prior to the end of the then current term, or unless the agreement is terminated earlier in accordance with its terms.

Pursuant to the agreement, Mr. Latifullah will be paid a base salary of $285,000 per year, subject to increase at the discretion of the Board of Directors of the Company. The agreement also provides that the Company shall provide Mr. Latifullah with a furnished apartment in New York City and shall pay for basic utilities for such apartment. Mr. Latifullah is also entitled to reimbursement of weekly transportation expenses relating to his weekly round-trip travel from Washington, D.C. to New York City. In addition, Mr. Latifullah is entitled to participate in all bonus, incentive, pension or other type of benefit plans provided by the Company for the benefit of its officers or regular employees.

Mr. Latifullah was also granted an option to purchase 5,000,000 shares of the Company’s common stock pursuant to the Company’s 2012 Stock Incentive Plan. The option will vest with respect to 500,000 shares of the Company’s common stock on December 31, 2014. Commencing on December 31, 2015, the remaining unvested portion of the option will vest in four (4) equal annual installments, subject to the attainment of certain “Performance Criteria” (as defined in the agreement). Vesting of the option is also subject to the continued employment of Mr. Latifullah as of the applicable vesting date.

We may terminate Mr. Latifullah’s employment for “cause” (as defined in the agreement) upon thirty (30) days’ advanced written notice to Mr. Latifullah, subject to Mr. Latifullah’s right to cure the event or events giving rise to such termination within thirty (30) days of his receipt of such notice. Mr. Latifullah may terminate the agreement at his discretion, with or without “good reason” (as defined in the agreement), upon thirty (30) days’ advanced notice to the Company.

In the event Mr. Latifullah’s employment is terminated by the Company without “cause” or by Mr. Latifullah with “good reason”, the Company is required to provide the following not more than thirty (30) days following such termination: (i) a lump sum cash payment equal to his annual salary; provided, however that if such termination occurs within twelve (12) months after a “Change of Control” (as defined in the agreement), then in lieu of such lump sum payment, the Company shall pay to Mr. Latifullah his unpaid salary through the end of the then current term of the agreement; (ii) a lump sum payment equal to any awarded, but unpaid, bonuses and any accrued bonus (based on the target bonus for such year) or benefit; and (iii) COBRA payments for one (1) year. In addition, the unvested portion of the option shall expire as of the date of such termination and the vested portion of the option shall remain exercisable until the earlier of the third (3rd) anniversary of such termination date or July 1, 2019.

In the event Mr. Latifullah’s employment is terminated by the Company with “cause” or by Mr. Latifullah without “good reason”, the Company shall pay to Mr. Latifullah his applicable base salary through the date of such termination. In addition, the unvested portion of the option shall expire as of the date of such termination and the vested portion of the option, if any, shall remain exercisable for a period of ninety (90) days from such termination date.

In the event the Company is acquired, or is the non-surviving party in a merger, or sells all or substantially all of its assets or sells more than fifty (50%) percent of the outstanding shares of the Company’s common stock in one or a series of transactions, all unvested options held by Mr. Latifullah will immediately vest and become exercisable.

The agreement also provides that Mr. Latifullah will be subject to confidentiality provisions and, for a period of one (1) year following his termination with “cause” or without “good reason”, non-competition and non-solicitation restrictions. The agreement also includes customary indemnification covenants in favor of Mr. Latifullah.

Matthew Schwartz

On October 10, 2014, we entered into a second amendment effective as of September 1, 2014 to that certain employment agreement with Matthew Schwartz, the Company’s Vice President, Chief Compliance Officer and Secretary, dated as of February 23, 2012, and amended on March 1, 2014. The second amendment extends the term of the employment agreement to August 31, 2017 (the “Extended Term”). The agreement provided for no change in base salary for the first twelve months with a 5% annual increase on each anniversary of the effective date.

In consideration of his employment pursuant to the second amendment, the Company agreed to increase Mr. Schwartz’s base salary by five (5) percent on each anniversary of September 1, 2014. The second amendment also provides that Mr. Schwartz has agreed to waive his right to have certain shares under previously issued warrants registered as of August 31, 2014 until such time as the Company otherwise files a registration statement in which the registration of such shares is permissible.

Pursuant to the second amendment, the Company also agreed to grant a stock option to purchase 1,000,000 shares of Common Stock under the Company’s 2012 Incentive Stock Option Plan priced at $0.28 per share and vesting pro rata on a quarterly basis with 250,000 options under the grant vesting during year 1,350,000 during year 2, and 400,000 during year 3.

If Mr. Schwartz is terminated without “cause” (as defined in the Employment Agreement) before August 31, 2017, the unvested options will vest immediately and retain their expiration date of October 9, 2024.

Pursuant to the first amendment, on March 15, 2014 the Company agreed to pay Mr. Schwartz a monthly base salary of $12,500 per month and $10,000 for his role as Secretary of the Company to date and granted Mr. Schwartz a warrant for 300,000 shares as Secretary of the Company to date and through the end of the Extended Term. The warrants vested at the rate of 50,000 shares each month through the end of August 31, 2014. The warrants have a term of five (5) years with an exercise price of $0.31 per share. All other terms and provisions of the warrant are identical to warrants issued to directors of the Company in 2013.

On February 23, 2012, Mr. Schwartz was granted non-qualified stock options to purchase 200,000 shares of Common Stock under the 2012 Stock Incentive Plan. The options are exercisable for a period of ten (10) years from the date of grant with one-third (1/3) of such options vesting and becoming exercisable on the first anniversary of the date of grant and the remaining two-thirds (2/3) of such options becoming vested and exercisable in eight (8) equal quarterly installments thereafter. Mr. Schwartz is also entitled to participate in any bonus, incentive, pension or profit sharing plan or other type of additional benefits provided by us for the benefit of officers and/or regular employees. The options are exercisable at a price per share of $0.60 which was the closing trading price of our Common Stock on February 24, 2012, the date of grant

Under the employment agreement, we may terminate Mr. Schwartz’s employment for “cause” which shall be deemed to exist if Mr. Schwartz (i) is in breach of any material obligation owed to the Company under his employment agreement, or (ii) engages in a criminal act or engages in any act of moral turpitude. We may terminate his employment for “cause” upon five (5) day’s prior written notice to Mr. Schwartz. In the event of termination of his employment for “cause”, Mr. Schwartz will be paid only at the then applicable base salary rate up to and including the date of termination.

Mr. Schwartz may terminate his employment at his discretion by providing at least thirty (30) days prior written notice to us. In the event of termination of his employment by Mr. Schwartz, we may immediately relieve Mr. Schwartz of all duties and immediately terminate his employment agreement, provided that we shall pay Mr. Schwartz at the then applicable base salary rate to the date of termination set forth in Mr. Schwartz’s original notice of his termination.

In the event we are acquired, or is the non-surviving party in a merger, or sells all or substantially all of its assets, we will pay Mr. Schwartz two (2) times the then applicable base salary rate less any money to be received by Mr. Schwartz from the surviving entity or buyer.

In the event we terminate Mr. Schwartz without “cause”, we shall be bound to pay the unpaid salary and vacation amounts remaining under his employment agreement and pay a pro rata amount of any bonus earned as of the date of termination.

The agreement contains customary confidentiality provisions and provides that Mr. Schwartz will be subject to noncompetition and nonsolicitation covenants for a period of one year following the termination of his employment. The agreement also contains a mandatory arbitration provision.

Directors Compensation

The following table summarizes compensation paid to our directors in 2014.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)	Total ($)
Dr. Robert Cohen(2)	25,000	(3)	–	25,000
Louis Karol(2)	20,833	(4)	–	20,833
Mel Harris(2)(5)	–		–	–
Lee Lazarus(6)	–		–	–
Joseph Bernstein(7)	–		–	–

(1)	During 2014, no equity awards were made to any of the directors listed in the Director Compensation table in conjunction with their services to the Company as a director.
(2)	Non-employee director.
(3)	Dr. Cohen has agreed to defer the payment of such amount on an interest-free basis. There is no agreement as to when such amount will be paid.
(4)	Mr. Karol has agreed to defer the payment of such amount on an interest-free basis. There is no agreement as to when such amount will be paid.
(5)	Mr. Harris was appointed as a director on July 1, 2014. Mr. Harris also entered into a five-year consulting agreement, as described in Item 13, effective July 1, 2014 pursuant to which he will not be entitled to any compensation for his services as a director during the term of the consulting agreement.
(6)	Mr. Lazarus, our Chief Operating Officer, received no compensation for his services as a director in accordance with Company policy.
(7)	Mr. Bernstein resigned as a director effective June 25, 2014 in conjunction with his retirement from the Company. Mr. Bernstein, the Company’s former Co-Chief Executive Officer, received no compensation for his services as a director in accordance with Company policy.

Equity Incentive Plans

The Amended and Restated Grandparents.com, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) permits the Company to make awards of stock options or grants of restricted stock to its employees, directors, officers, consultants, agents, advisors and independent contractors. A maximum of 25,000,000 shares of common stock are available for issuance under the 2012 Plan, of which 3,815,000 shares are subject to outstanding awards as of March 25, 2015.

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

The following table sets forth certain information regarding shares of our common stock beneficially owned as of March 31, 2015, for (i) each named executive officer and each director, (ii) all current executive officers and directors as a group and (iii) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding shares of our common stock. A person is considered to beneficially own any shares of common stock over which such person, directly or indirectly, exercises sole or shared voting or investment power, or of which such person has the right to acquire beneficial ownership at any time within sixty (60) days. For purposes of computing the percentage of shares of common stock beneficially owned by each person or group of persons named above, any shares that such person or group of persons has the right to acquire within sixty (60) days of March 31, 2015 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for directors and executive officers will be exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

	Number of Shares of Common Stock Beneficially Owned		Percent of Shares of Common Stock Beneficially Owned (1)
Named Executive Officers and Directors:
Steven E. Leber(11)	21,075,213	(2)	16.0%
Mel Harris	12,516,500	(3)	9.5%
Dr. Robert Cohen(11)	16,273,531	(4)	12.3%
Louis P. Karol	60,000		*
Lee Lazarus	4,533,333	(5)	3.4%
Riaz Latifullah	500,000	(6)	*
Matthew Schwartz	1,633,062	(7)	1.2%

Directors and Executive Officers as a Group (8 persons)(11)	55,763,553	(8)	42.2%

Other 5% Stockholders:
CV Starr & Co. Inc.	21,079,216	(9)	16.0%
Joseph Bernstein	19,669,291	(10)	14.9%

*	Less than 1%
(1)	Based on 132,068,582 shares of common stock issued and outstanding as of March 25, 2015.
(2)	Includes (i) 13,526,847 shares of common stock, (ii) 4,437,500 shares of common stock underlying options that have vested as of March 30, 2015, (iii) 208,333 shares of common stock underlying options that will vest within sixty (60) days of March 30, 2015, (iv) an aggregate of 1,480,000 shares of common stock underlying warrants that are presently exercisable and (v) 1,422,533 shares of common stock in his capacity as a member of the board of managers of GP Holding.
(3)	Includes (i) 274,000 shares of common stock owned by Mr. Harris’ spouse, (ii) 2,105,000 shares of common stock owned by Mr. Harris, (iii) 500,000 shares of common stock underlying options that have vested as of March 30, 2015, and (iv) an aggregate of 9,637,500 shares of common stock underlying warrants held by a trust of which Mr. Harris is the sole trustee and that are exercisable or will become exercisable within sixty (60) days of March 30, 2015.
(4)	Includes (i) 12,510,998 shares of common stock held by Meadows Capital, LLC (“Meadows”), an entity controlled by Dr. Cohen, (ii) 1,000,000 shares of common stock underlying options held of record by Dr. Cohen that have vested as of March 30, 2015, (iii) an aggregate of 1,340,000 shares of common stock underlying warrants held of record by Dr. Cohen that are presently exercisable and (v) 1,422,533 shares of common stock in his capacity as a member of the board of managers of GP Holding.
(5)	Includes (i) 3,305,555 shares of common stock underlying options that have vested as of March 30, 2015, (ii) 227,778 shares of common stock underlying options that will vest within sixty (60) days of March 30, 2015 and (iii) an aggregate of 1,000,000 shares of common stock underlying warrants that are presently exercisable.
(6)	Includes 500,000 shares of common stock underlying options that have vested as of March 30, 2015.
(7)	Includes (i) 623,118 shares of common stock, (ii) 568,278 shares of common stock underlying options that have vested as of March 30, 2015, (iii) 41,666 shares of common stock underlying options that will vest within sixty (60) days of March 30, 2015 and (iv) an aggregate of 400,000 shares of common stock underlying warrants that are presently exercisable.
(8)	Includes (i) an aggregate of 30,522,496 shares of common stock beneficially owned by those listed, (ii) an aggregate of 10,857,169 shares of common stock underlying options that have vested as of March 30, 2015 for those listed including 545,836 options held by Ellen Breslau, our Senior Vice President and Editor-in-Chief, (iii) an aggregate of 526,388 shares of common stock underlying options that will vest within sixty (60) days of March 30, 2015 for those listed including 48,611 options held by Ellen Breslau and (iv) an aggregate of 13,857,500 shares of common stock underlying warrants that are presently exercisable by those listed. Mr. Leber and Dr. Cohen share voting and dispositive power with respect to 1,422,533 shares of common stock in their capacities as members of the board of managers of GP Holding.

(9)	Includes (i) 4,000,000 shares of common stock owned by CV Starr & Co. Inc. and (ii) an aggregate of 17,079,216 shares of common stock underlying warrants issued to Starr Indemnity & Liability Company that are presently exercisable.
(10)	Includes (i) 1,324,514 shares of common stock owned by Mr. Bernstein, (ii) 15,589,777 shares of common stock held by Bernstein-Nasser Investors, LLC, an entity beneficially owned by a trust whose trustee is Mr. Bernstein (“BNI”), (iii) 1,000,000 shares of common stock underlying options held of record by Mr. Bernstein that have vested as of March 30, 2014, (iv) an aggregate of 1,275,000 shares of common stock underlying warrants held of record by Mr. Bernstein that are presently exercisable and (v) an aggregate of 480,000 shares of common stock underlying warrants held of record by BNI that are presently exercisable.
(11)	The board of managers of GP.com Holding Company, LLC (“GP Holding”) has voting and investment power with respect to securities owned by GP Holding. Mr. Leber and Dr. Cohen, as the members of the board of managers of GP Holding, have the power to direct the receipt of dividends from, and the proceeds from the sale of, the securities beneficially owned by GP Holding. As a result, Mr. Leber and Dr. Cohen may be deemed to have shared voting and investment power with respect to securities owned by GP Holding.

Equity Compensation Plan Information

The following table gives information as of December 31, 2014 regarding our common stock that may be issued upon the exercise of options, warrants and other rights under our equity compensation plans.

	(a)	(b)	(c)
Plan Category	No. of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	No. of Shares Available for Future Issuance, excluding securities reflected in Column (a)
Equity Compensation Plans Approved by Security Holders(1)	21,135,000	0.30	3,865,000

Equity Compensation Plans Not Approved by Security Holders(2)	7,650,000	0.20	–

Total	28,785,000	$0.26	3,865,000

(1)	Consists solely of our Amended and Restated 2012 Stock Incentive Plan, which was known as the 2012 Stock Incentive Plan prior to March 4, 2014. Effective as of March 4, 2014, such plan was amended to, among other things, increase the number of shares authorized for issuance thereunder to 25,000,000.
(2)	Consists of (i) warrants issued in June 2013 to Messrs. Leber, Bernstein and Lazarus and Dr. Cohen, each such warrant being exercisable for 1,000,000 shares of common stock and having an exercise price of $0.25 per share, (ii) a warrant issued in October 2013 to an employee for services to the Company, such warrant being exercisable for 100,000 shares of common stock and having an exercise price of $0.16 per share and (iii) options to purchase 3,250,000 shares of common stock having an exercise price of $0.13 per share granted to Mr. Lazarus pursuant to his option grant letter dated December 9, 2013 and (iv) a warrant issued in March 2014 to an employee for services to the Company, such warrant being exercisable for 300,000 shares of common stock and having an exercise price of $0.31 per share.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In January 2014, we entered into demand promissory notes with each of Messrs. Leber, Lazarus and Harris. Each demand promissory note was issued in the original principal amount of $25,000. Accordingly, the Company received an aggregate of $75,000 from the lenders upon issuance of these demand promissory notes. The demand promissory notes were unsecured, accrued interest at a rate of 10% per annum and were paid in full on August 6, 2014.

On July 1, 2014 (the “Effective Date”), the Company and Mr. Harris entered into a Consulting Agreement pursuant to which Mr. Harris will provide certain consulting-related services to the Company (the “Consulting Agreement”). Mr. Harris will not be entitled to any compensation for his service on the Board during the term of the Consulting Agreement. In consideration of his consulting services pursuant to the Consulting Agreement, the Company agreed to pay Mr. Harris $225,000 per year commencing on the first day of the month following the month during which the Company first becomes cash flow positive, and payable in equal monthly installments during each month thereafter. As an inducement to enter into the Consulting Agreement, the Company issued to Mr. Harris a five-year warrant to purchase 5,000,000 shares of the Company’s common stock at the a price per share equal the fair market value of a share of common stock as of the Effective Date (the “Inducement Warrant”). The Inducement Warrant was immediately vested and exercisable with respect to 2,500,000 shares and the balance will vest at the rate of 312,500 shares quarter-annually for eight (8) quarters commencing ninety (90) days from the Effective Date. Mr. Harris is also entitled to participate in any and all pension, insurance, bonus arrangement, stock purchase, stock incentive plans and other plans or arrangements for the benefit of any of the Company’s officers, directors or employees. The initial term of the Consulting Agreement is five (5) years from the Effective Date and will renew automatically for an additional five (5) year period unless terminated in writing by either party sixty (60) days prior to the expiration of the current term. Either party may terminate the Consulting Agreement upon a material breach by the other party which remains uncured for thirty (30) days following delivery of written notice to the breaching party. The Consulting Agreement also includes customary confidentiality and indemnification covenants on behalf of each party.

On February 5, 2015, the Company entered into three demand promissory notes for which the Company received an aggregate of $125,000. One note was issued in favor of Steven Leber for $50,000, one note in favor of Lee Lazarus for $50,000 and one note in favor of Mel Harris for $25,000. The notes are unsecured, accrue interest at a rate of 10% per annum and are payable upon demand.

On March 27, 2015, we entered into a loan agreement (the “Loan”) in the amount of $150,000 in favor of Mel Harris. The Loan has a term of one year and bears interest at the rate of 5% per year. Mr. Harris has the right to convert the Loan into a preferred class of stock if the Company issues such stock within 90 days of the date of the Loan. After 90 days from the date of the Loan, Mr. Harris may, at his option, convert the Loan into 750,000 shares of the Company’s common stock and a five-year warrant to purchase 187,500 shares of common stock at an exercise price of $0.35 per share.

Item 14.	Principal Accounting Fees and Services.

Effective as of July 14, 2014, the Board approved the engagement of EisnerAmper LLP (“EisnerAmper”) and dismissal of Daszkal Bolton LLP (“Daszkal”) as our independent registered public accounting firm. The following table shows the fees accrued or paid to our independent registered public accounting firms for the fiscal years ended December 31, 2014 and 2013:

	2014
	EisnerAmper(1)	Daszkal(2)	2013
Audit Fees(3)	$40,000	$49,097	$86,178
Audit-Related Fees(4)	-	-	-
Tax Fees(5)	33,750	5,082	12,960
All Other Fees	-	-	-
Total	$73,750	$54,179	$99,138

(1)	Reflects payments to Eisner from July 14, 2014, the date on which Eisner was appointed as our independent registered public accounting firm, through December 31, 2014.
(2)	Reflects payments to Daszkal from January 1, 2014 through July 14, 2014, the date on which Daszkal was dismissed as our independent registered public accounting firm.
(3)	Reflects fees paid for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements included in our Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings.

(4)	Reflects fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.
(5)	Reflects fees for tax compliance, tax advice and tax planning services, including preparation of tax returns.

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

		Incorporation by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit Number	Filed/ Furnished Herewith
3.1	Third Amended and Restated Certificate of Incorporation of Grandparents.com, Inc.	8-K	000-21537	March 10, 2014	3.3
3.2	Second Amended and Restated Bylaws of Grandparents.com, Inc.	8-K	000-21537	February 27, 2012	3.4
10.1	Warrant issued to Grandparents.com LLC	8-K	000-21537	February 27, 2012	4.1
10.2	Advisory Warrant issued to John Thomas Financial, Inc.	8-K	000-21537	February 27, 2012	4.2
10.3	Placement Agent Warrant issued to John Thomas Financial, Inc.	8-K	000-21537	February 27, 2012	4.3
10.4	Amended and Restated Promissory Note in favor of Steven E. Leber +	8-K	000-21537	February 27, 2012	10.9
10.6	Amended and Restated Promissory Note in favor of Meadows Capital, LLC +	8-K	000-21537	February 27, 2012	10.11
10.7	Amended and Restated Promissory Note in favor of BJS Square LLC (formerly Leber-Bernstein Group, LLC)	8-K	000-21537	February 27, 2012	10.12
10.12	Amended and Restated Promissory Note in favor of Mel Harris	8-K	000-21537	February 1, 2013	10.1
10.13	Second Amended and Restated Promissory in favor of Mel Harris	10-K	000-21537	April 16, 2013	10.22
10.14	Third Amended and Restated Promissory Note in favor of Mel Harris	10-Q	000-21537	August 19, 2013	10.18
10.15	Fourth Amended and Restated Promissory Note in favor of Mel Harris	10-Q	000-21537	November 19, 2013	10.3
10.16	Fifth Amended and Restated Promissory Note in favor of Mel Harris	10-Q	000-21537	November 19, 2013	10.4
10.19	Form of Note Purchase Agreement	10-K	000-21537	April 16, 2013	10.27
10.20	Form of 12% Secured Convertible Promissory Note issued pursuant to Note Purchase Agreement	8-K	000-21537	December 13, 2012	4.1

10.21	Form of Warrant issued pursuant to Note Purchase Agreement	8-K	000-21537	December 13, 2012	4.2
10.22	Security Agreement by and between the Company and John Thomas Financial, Inc. pursuant to Note Purchase Agreement	10-K	000-21537	April 16, 2013	10.30
10.23	Limited Guaranty of Payment by Steven Leber, Joseph Bernstein and Dr. Robert Cohen pursuant to Note Purchase Agreement +	10-K	000-21537	April 16, 2013	10.31
10.24	Contribution and Indemnification Agreement by and among the Company, Steven Leber, Joseph Bernstein and Dr. Robert Cohen pursuant to Limited Guaranty of Payment +	10-K	000-21537	April 16, 2013	10.32
10.25	Form of Warrant issued to Steven Leber, Joseph Bernstein and Dr. Robert Cohen pursuant to the Limited Guaranty of Payment +	10-K	000-21537	April 16, 2013	10.33
10.26	Form of Warrant issued to Mel Harris, dated July 1, 2014 +	10-Q	000-21537	November 13, 2014	10.2
10.27	Form of Amended and Restated Note Purchase Agreement	8-K	000-21537	June 6, 2013	10.1
10.28	Form of Convertible Promissory Note issued pursuant to Amended and Restated Note Purchase Agreement	8-K	000-21537	June 6, 2013	10.2
10.29	Form of Amended and Restated Convertible Promissory Note	10-Q	000-21537	August 19, 2013	10.5
10.30	Form of Warrant issued pursuant to Amended and Restated Note Purchase Agreement	8-K	000-21537	June 6, 2013	10.3
10.31	Form of February 2013 Promissory Note +	8-K	000-21537	February 28, 2013	10.1
10.32	Form of Amendment to February 2013 Promissory Notes +	10-K	000-21537	April 10, 2014	10.31
10.33	Form of Second Amendment to Promissory Notes, by and between Grandparents.com, Inc. and each of Steven Leber, Joseph Bernstein, Meadows Capital LLC and Mel Harris, effective as of April 30, 2014 +	10-Q	000-21537	May 15, 2014	10.6
10.34	Form of Third Amendment to Promissory Notes, by and between Grandparents.com, Inc. and each of Steven Leber, Joseph Bernstein, Meadows Capital LLC and Mel Harris, effective as of June 30, 2014 +	10-Q	000-21537	August 19, 2014	10.8
10.35	Form of Fourth Amendment to Promissory Notes, by and between Grandparents.com and each of Steven Leber, Meadows Capital LLC, and Mel Harris dated August 30, 2014 +	10-Q	000-21537	November 13, 2014	10.5
10.36	Form of Fifth Amendment to Promissory Notes, by and between Grandparents.com and each of Steven Leber, Meadows Capital LLC, and Mel Harris dated October 31, 2014 +	10-Q	000-21537	November 13, 2014	10.7

10.37	Form of Sixth Amendment to Promissory Notes, by and between Grandparents.com and each of Steven Leber, Meadows Capital LLC, and Mel Harris dated December 31, 2014 +					*
10.38	Form of June 2013 Demand Promissory Note +	8-K	000-21537	June 18, 2013	10.1
10.39	Form of January 2014 Demand Promissory Note +	10-K	000-21537	April 10, 2014	10.33
10.40	Form of First April 2013 Securities Purchase Agreement	10-K	000-21537	April 16, 2013	10.38
10.41	Form of Warrant issued pursuant to First April 2013 Securities Purchase Agreement	10-K	000-21537	April 16, 2013	10.39
10.42	Form of Second April 2013 Securities Purchase Agreement	8-K	000-21537	April 26, 2013	10.1
10.43	Form of Warrant issued pursuant to Second April 2013 Securities Purchase Agreement	8-K	000-21537	April 26, 2013	10.2
10.44	Form of June 2013 Securities Purchase Agreement	10-Q	000-21537	August 19, 2013	10.14
10.45	Form of July 2013 Securities Purchase Agreement	10-Q	000-21537	August 19, 2013	10.15
10.46	Form of Warrant issued pursuant to June 2013 and July 2013 Securities Purchase Agreements	10-Q	000-21537	August 19, 2013	10.16
10.47	Form of October 2013 and November 2013 Securities Purchase Agreement	10-Q	000-21537	November 19, 2013	10.1
10.48	Form of Warrant issued pursuant to October 2013 and November 2013 Securities Purchase Agreements	10-Q	000-21537	November 19, 2013	10.2
10.49	Form of June 2014 Securities Purchase Agreement	10-Q	000-21537	November 19, 2013	10.1
10.50	Form of August 2014 Securities Purchase Agreement	10-Q	000-21537	November 13, 2014	10.3
10.51	Form of Warrant issued pursuant to June 2014 Securities Purchase Agreement	10-Q	000-21537	November 19, 2013	10.2
10.52	Form of Warrant issued pursuant to August 2014 Securities Purchase Agreement	10-Q	000-21537	November 13, 2014	10.4
10.54	Strategic Alliance Agreement with Starr Indemnity & Liability Company	8-K	000-21537	January 10, 2013	10.1
10.55	First Amendment to Strategic Alliance Agreement with Starr Indemnity & Liability Company	10-K	000-21537	April 16, 2013	10.35
10.56	Alliance Agreement with Cegedim Inc.	10-K	000-21537	April 16, 2013	10.37
10.57	Program Agreement by and between Grandparents.com, Inc. and Aetna Life Insurance Company (1)	10-Q	000-21537	November 19, 2013	10.5
10.58	Third Party Agreement by and among Grandparents.com, Inc., Aetna Life Insurance Company and Reader’s Digest (1)	10-K/A	000-21537	September 9, 2014	10.48
10.59	Employment Agreement dated as of February 23, 2012 by and between Grandparents.com, Inc. and Matthew Schwartz +	8-K	000-21537	February 27, 2012	10.8

10.60	Amendment to Employment Agreement dated as of March 1, 2014 by and between Grandparents.com, Inc. and Matthew Schwartz +	10-K	000-21537	April 10, 2014	10.52
10.61	Second Amendment to Employment Agreement, by and between Grandparents.com and Matthew Schwartz, dated September 1, 2014 and effective as of October 10, 2014 +	10-Q	000-21537	November 13, 2014	10.6
10.62	Warrant issued to Matthew Schwartz dated March 15, 2014 +	10-Q	000-21537	May 15, 2014	10.5
10.63	Employment Agreement dated as of April 3, 2012 by and between Grandparents.com, Inc. and Ellen Breslau	S-1	333-182326	June 25, 2012	10.17
10.64	Employment Agreement dated as of December 9, 2013 by and between Grandparents.com, Inc. and Lee Lazarus	10-K	000-21537	April 10, 2014	10.55
10.65	Non-Qualified Stock Option Agreement dated as of December 9, 2013 by and between Grandparents.com, Inc. and Lee Lazarus +	10-K	000-21537	April 10, 2014	10.56
10.66	Amended and Restated 2012 Stock Incentive Plan +	10-K	000-21537	April 10, 2014	10.55
10.67	Form of Non-Qualified Stock Option Grant Letter +	8-K	000-21537	February 27, 2012	10.14
10.68	Form of Incentive Stock Option Grant Letter +	10-K	000-21537	April 10, 2014	10.55
10.69	Form of Warrant issued to Certain Officers and Directors +	10-Q	000-21537	August 19, 2013	10.17
10.70	Mahl Resignation and Release Agreement	8-K	000-21537	June 13, 2013	10.1
10.71	Mahl Consulting Agreement	8-K	000-21537	June 13, 2013	10.2
10.72	Form of Transition Services Consulting Letter, by and between Grandparents.com, Inc. and Joseph Bernstein. +	8-K	000-21537	June 13, 2014	10.2
10.73	Retirement Agreement, by and between Grandparents.com, Inc., Joseph Bernstein and Bernstein-Nasser Investors, LLC, dated June 9, 2014 +	8-K	000-21537	June 13, 2014	10.1
10.74	Employment Agreement, by and between Grandparents.com, Inc. and Steven Leber, dated June 25, 2014 +	10-Q	000-21537	August 19, 2014	10.6
10.75	Employment Agreement, by and between Grandparents.com, Inc. and Riaz Latifullah, dated April 29, 2014 +	10-Q	000-21537	August 19, 2014	10.7
10.76	Consulting Agreement, by and between Grandparents.com, Inc. and Mel Harris +	10-Q	000-21537	November 13, 2014	10.1
10.77	Aetna Marketing Agreement for Upline Agents and Agencies by and between Grandparents Insurance Solutions LLC and Aetna Life Insurance Company					*

10.78	Aetna Marketing Agreement for Group Contracting Only between Grandparents Insurance Solutions LLC and Aetna Life Insurance Company					*
10.79	Form of Demand Promissory Notes dated February 5, 2015					*
10.80	Form of Seventh Amendment to Promissory Notes, by and between Grandparents.com, Inc. and each of Steven Leber, Mel Harris and Meadows Capital LLC effective as of March 23, 2015					*
14.1	Code of Ethics	10-K	000-21537	September 27, 2011	14.1
21.1	Subsidiaries					*
23.1	Consent of EisnerAmper LLP					*
23.2	Consent of Daszkal Bolton LLP					*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officers and Principal Financial and Accounting Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Schema					*
101.CAL	XBRL Taxonomy Calculation Linkbase					*
101.DEF	XBRL Taxonomy Definition Linkbase					*
101.LAB	XBRL Taxonomy Label Linkbase					*
101.PRE	XBRL Taxonomy Presentation Linkbase					*

(1)	Portions of this exhibit containing confidential information have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Exchange Act. Confidential information has been omitted from the exhibit in places marked “[***]”and has been filed separately with the Commission.

+ Denotes a management contract or compensatory plan or arrangement

* Filed herewith.

** Furnished herewith in accordance with SEC Release 33-8238.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GRANDPARENTS.COM, INC.

Dated: April 9, 2015	/s/ Steven E. Leber
Steven E. Leber
Chairman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Name	Title	Date

/s/ Steven E. Leber	Chairman, Chief Executive Officer (Principal Executive Officer)	April 9, 2015
Steven E. Leber

/s/ Riaz Latifullah	Chief Financial Officer and Treasurer (Principal Financial Officer, Principal Accounting Officer)	April 9, 2015
Riaz Latifullah

/s/ Lee Lazarus	Director, Chief Operating Officer	April 9, 2015
Lee Lazarus

/s/ Dr. Robert Cohen	Director	April 9, 2015
Dr. Robert Cohen
/s/ Mel Harris	Director	April 9, 2015
Mel Harris

/s/ Louis P. Karol	Director	April 9, 2015
Louis P. Karol

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Grandparents.com, Inc.

New York, NY

We have audited the accompanying consolidated balance sheet of Grandparents.com, Inc. (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grandparents.com, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The Company has significant related party transactions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained net losses, negative cash flows from operations, and has a working capital deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to these matters.

/s/ Daszkal Bolton LLP

Boca Raton, Florida

April 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Grandparents.com, Inc.

We have audited the accompanying consolidated balance sheet of Grandparents.com, Inc. (the "Company") as of December 31, 2014 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2014. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grandparents.com, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained net losses and negative cash flows from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

New York, New York

April 9, 2015

GRANDPARENTS.COM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$126,600	$59,306
Restricted cash	-	40,000
Accounts receivable	94,576	63,796
Prepaid expenses	1,357,940	71,339
Total current assets	1,579,116	234,441

Property and equipment, net	27,924	71,187

Other assets:
Security deposits	50,000	3,701
Intangibles, net	1,220,025	3,930,484
Total other assets	1,270,025	3,934,185

Total assets	$2,877,065	$4,239,813

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,825,031	$1,526,892
Accrued expenses	298,589	295,880
Deferred revenue	1,006,156	-
Deferred officer salary	226,875	306,250
Notes payable	1,299,957	1,378,500
Convertible bridge notes, net	-	1,008,447
Total current liabilities	4,656,608	4,515,969

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 0 issued and outstanding at December 31, 2014	-
Common stock, $0.01 par value, 350,000,000 shares authorized, 129,224,492 and 99,219, 304 issued and outstanding at December 31, 2014 and December 31, 2013, Respectively	1,292,245	992,190
Additional paid-in capital	36,956,280	23,930,160
Accumulated deficit	(40,028,068)	(25,198,506)
Total stockholders’ deficit	(1,779,543)	(276,156)

Total liabilities and stockholders’ deficit	$2,877,065	$4,239,813

See accompanying notes to these consolidated financial statements.

GRANDPARENTS.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013

Revenue:
Advertising and other revenue	$332,933	$510,054
Total revenue	332,933	510,054

Operating expenses:
Selling and marketing	328,060	288,411
Salaries	2,147,615	1,709,145
Rent	200,900	170,275
Accounting, legal and filing fees	892,484	738,591
Consulting	1,508,133	1,006,338
Equity-based compensation	6,051,246	4,004,521
Other general and administrative	697,816	658,738
Depreciation and amortization	488,275	632,626
Impairment of intangible assets	2,433,911	-
Total operating expenses	14,748,440	9,208,645

Other income (expense):
Interest expense, net	(444,680)	(662,822)
Other income, net	30,625	112,797

Total other income (expense)	(414,055)	(550,025)

Net loss	$(14,829,562)	$(9,248,616)

Net loss per share, basic and diluted	$(0.13)	$(0.10)

Weighted average common shares outstanding, basic and diluted	116,040,341	91,549,896

See accompanying notes to these consolidated financial statements.

GRANDPARENTS.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	(14,829,562)	(9,248,616)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	488,275	632,626
Equity-based compensation	3,706,516	4,004,521
Impairment of intangible assets	2,433,911	-
Amortization of stock issued for services	2,344,730	-
Equity issued in exchange for cancelation of debt	135,411	-
Issuance of common stock for services	97,622	-
Amortization of discount on bridge notes payable	60,364	445,077
Gain on settlement of accounts payable	30,625	-
Accounts receivable, net	(30,780)	(10,501)
Other receivable	-	33,335
Prepaid expenses	(1,053,754)	21,641
Accounts payable	288,482	263,963
Accrued expenses	174,105	159,057
Deferred officer salary payable	225,625	306,250
Deferred revenues	1,006,156	-
Net cash used in operating activities	(4,922,274)	(3,392,647)

Cash Flows from investing activities:
Capitalized website development costs	(189,432)	(15,568)
Purchase of property and equipment	-	(1,595)
Net cash used in investing activities	(189,432)	(17,163)

Cash Flows from financing activities:
Repayments of loans and short-term advances	(75,000)	(275,000)
Proceeds from private placement, net	5,179,000	2,920,000
Proceeds from loans and short-term advances	75,000	575,000
Net cash provided by financing activities	5,179,000	3,220,000

Net increase (decrease) in cash	67,294	(189,810)
Cash, beginning of year	59,306	249,116
Cash, end of year	$126,600	$59,306

Supplemental cash flow information:
Fair value of warrants issued in exchange for services	$2,655,215	$-
Conversion of convertible bridge notes to equity	$1,189,806	$-
Equity issued in exchange for cancelation of debt	$135,411	$-
Cashless exercise of warrants to common stock	$10,995	$-
Settlement of liabilities through issuance of equity	$594,222	$112,338
Settlement of liabilities through transfer of equipment, net	$20,969	$680
Cash paid for interest	$4,007	$18,737
Warrant discount on secured convertible bridge notes	$-	$301,793
Conversion of accrued interest to convertible bridge notes	$-	$52,800

See accompanying notes to these consolidated financial statements.

GRANDPARENTS.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2012	-	$-	85,755,814	$857,558	$16,726,140	$(15,949,890)	$1,633,808

Equity based compensation	-	-	-	-	3,028,881	-	3,028,881

Issuance of common shares and warrants for severance /services	-	-	1,783,490	17,832	1,070,146	-	1,087,978

Proceeds from sale of common shares and warrants	-	-	11,680,000	116,800	2,803,200	-	2,920,000

Warrant discount on secured convertible bridge notes	-	-	-	-	301,793	-	301,793

Net loss for the year	-	-	-	-	-	(9,248,616)	(9,248,616)

Balance, December 31, 2013	-	-	99,219,304	992,190	23,930,160	(25,198,506)	(276,156)

Equity based compensation	-	-	100,000	1,000	6,360,731	-	6,361,731

Conversion of bridge loan	-	-	6,526,908	65,269	1,124,537	-	1,189,806

Issuance of common shares and warrants for severance /services	-	-	1,438,761	14,391	581,247	-	595,638

Proceeds from sale of common shares and warrants	-	-	20,840,000	208,400	4,970,600	-	5,179,000

Exercise of warrants	-	-	1,099,519	10,995	(10,995)	-	-

Net loss for the year	-	-	-	-	-	(14,829,562)	(14,829,562)

Balance, December 31, 2014	-	$-	129,224,492	$1,292,245	$36,956,280	$(40,028,068)	$(1,779,543)

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

Immediately following the Transaction, GP MergeCo, Inc., our then wholly-owned subsidiary, was merged with and into the Company and in connection with the merger we changed our name to Grandparents.com, Inc. We also moved our corporate offices to New York and changed our fiscal year end from June 30 to December 31. References to Grandparents.com LLC or GP in these consolidated financial statements refer to transactions that occurred prior to the consummation of the Asset Contribution Agreement.

In exchange for the contribution of the net assets of the Grandparents.com business, GP received one (1) share of Series A Convertible Preferred Stock of the Company, representing approximately 65% of the issued and outstanding shares of the Company. The Series A Convertible Preferred Stock automatically converted into 55,887,491 shares of the Company’s Common Stock upon the date on which the Company filed an amendment to its Certificate of Incorporation to increase the number of authorized shares of Common Stock to 150,000,000. In addition, GP received a warrant (“GP Warrant”), with an exercise price of $0.01 per share and exercisable for five (5) years, to purchase additional shares of the Company’s Common Stock, with the number of shares into which the GP Warrant is convertible being subject to adjustment (i) for the Shortfall Amount, as defined in the Asset Contribution Agreement and (ii) to retain GP’s 65% ownership in the event any of the 342,813 warrants issued and outstanding by NorWesTech, Inc. are exercised. 117,625 of these warrants expired unexercised on August 27, 2012 and the remaining 225,188 warrants expired unexercised on March 8, 2013.

As compensation for advisory services in connection with the reverse acquisition, the Company granted a warrant to John Thomas Financial Inc., (“Advisory Warrant”) to purchase up to 5,588,749 shares of the Company’s Common Stock. The Advisory Warrant has an exercise price of $0.23 per share and a term of five (5) years. The grant date fair value of the Advisory Warrant was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate 1.04%; expected term 5.0 years; expected volatility 109%; stock price $0.60. These assumptions resulted in a grant date fair value of the warrant of $2,924,592, which was reflected as a charge in the consolidated statement of operations for the year-ended December 31, 2012.

Concurrently with the reverse acquisition, the Company sold 3,000,000 shares of Series B Convertible Preferred Stock for total gross proceeds of $3,000,000. The Series B Convertible Preferred Stock automatically converted into 12,897,172 shares of the Company’s Common Stock upon the date on which the Company filed an amendment to its Certificate of Incorporation to increase the number of authorized shares of Common Stock to 150,000,000. In connection with the financing, the Company granted a warrant to the placement agent (“Placement Agent Warrant”) to purchase up to 1,289,711 shares of the Company’s Common Stock. The Placement Agent Warrant has an exercise price of $0.23 per share and a term of five (5) years. The grant date fair value of the Placement Agent Warrant was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate 1.04%; expected term 5.0 years; expected volatility 109%; stock price $0.60. These assumptions resulted in a grant date fair value of the warrant of $674,906, which was reflected in the consolidated balance sheet as a reduction of the gross proceeds raised in the financing.

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

2. Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of approximately $14.8 million and used approximately $4.9 million net in cash for operating activities during the year ended December 31, 2014. Without additional capital from existing or outside investors or further financing, the Company’s ability to continue to implement its business plan may be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans to obtain such resources for the Company include raising additional capital through sales of its equity or debt securities. In addition, management is seeking to streamline its operations and expand its revenue streams, endorsement opportunities and the Grand Card. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

3. Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue, the useful lives of long-lived assets including property and equipment and intangible assets, stock-based compensation, income taxes, and contingencies. Actual results may differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and 2013, there were no cash equivalents.

Accounts Receivable

Accounts receivable are reported in the balance sheets net of an allowance for doubtful accounts. The Company estimates the allowance based on an analysis of specific clients, taking into consideration the age of past due accounts, the client’s payment history and an assessment of the client’s ability to pay. At December 31, 2014 and 2013, the Company determined that no allowance for doubtful accounts was necessary.

Property and Equipment

Property and equipment are stated at cost net of depreciation using the straight-line method over the estimated useful lives of the assets, ranging from three (3) to seven (7) years. Incidental expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of assets are capitalized. The Company reviews the valuation of fixed assets and the remaining economic lives annually and adjusts depreciation accordingly.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets, which include property and equipment and identifiable intangible assets, annually in the fourth quarter of the calendar year or whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Events and circumstances that may indicate that an asset is impaired may include significant decreases in the market value of an asset, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces as well as other factors.

If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, available market prices or appraised values, depending on the nature of the assets.

The Company performed this assessment in fiscal 2013 and concluded there were no impairments. The Company performed this assessment in fiscal 2014 and recorded an impairment charge of $2,433,911 related to its intangible assets (see Note 6).

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

Advertising

The Company’s policy is to report advertising costs as expensed in the periods in which the costs are incurred. The total amounts charged to advertising expenses were $94,737 and $82,555 for the years ended December 31, 2014 and 2013.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value.  The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities;

•	Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The Company’s financial instruments consist mainly of cash, short-term accounts receivable, security deposits, accounts and notes payable. The Company believes that the carrying amounts approximate fair value due to their short-term nature and market interest rates.

Equity-Based Compensation

The Company follows ASC 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period.  We determine the fair value of the stock-based compensation awards granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

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

Generally, the Company is no longer subject to U.S. federal tax examinations for tax years prior to 2010 except as they relate to its net operating loss carryforwards.

Net Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are computed by dividing net earnings (loss) by the sum of the weighted average number of shares of common stock and the dilutive effect of unexercised stock options and unearned portion of restricted stock awards.

Reconciliations of the weighted average shares outstanding for basic and diluted Earnings per Share are as follows:

	Years ended December 31,
	2014	2013
Basic EPS Shares outstanding (weighted average commons shares)	116,040,341	91,549,896
Effect of Dilutive Securities	-	-
Diluted EPS Shares outstanding	116,040,341	91,549,896

Dilutive securities consist of unexercised stock options and warrants. The inclusion of such options and warrants in the computation of earnings per share would have been antidilutive and have therefore been excluded. For the years ended December 31, 2014 and 2013, the number of excluded options and warrants were 82,479,323 and 37,388,660, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance, Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. For public entities, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. In April 2015, the FASB approved issuing an exposure draft to extend the effective date of ASU 2014-09 by a year for both public and non-public companies. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

4. Changes in Officers and Directors

On June 9, 2014, Joseph Bernstein, the Company’s then Co-Chief Executive Officer, Chief Financial Officer, Treasurer and a Director, and the Company entered into a retirement agreement (the “Retirement Agreement”), pursuant to which he agreed to resign from the Company effective on June 25, 2014. Pursuant to the terms of the Retirement Agreement, the Company agreed to issue to Mr. Bernstein and his Company, Bernstein Nasser Investors, LLC (collectively “Mr. Bernstein”) (i) 300,000 shares of common stock valued at $96,000 (charged to expense in the accompanying consolidated financial statements) for continued services, and other promises and covenants, (ii) 400,000 shares and a five-year warrant to purchase 275,000 shares at $0.25 exercisable immediately upon issuance (combined fair value of $120,634) in exchange for the termination of the $78,543 note (See Note 7) and (iii) 400,000 shares of common stock valued at $128,000 in exchange for the termination of the $100,000 note (See Note 7). During the quarter ended June 30, 2014, the Company recorded additional interest expense related to the cancellation of the indebtedness as described in (ii) and (iii) of $135,411. The Company also agreed to provide Mr. Bernstein with a monthly payment of $3,000 for a period of 24 months starting as of July 1, 2014 for health insurance coverage. The total charge for the period of $72,000 was included in accrued expenses as of the start date.

On July 1, 2014, the Company appointed Mel Harris to serve as a member of the Board of Directors to fill an open vacancy. On the same date the Company also entered a five-year consulting agreement with Mr. Harris. Upon the Company becoming cash flow positive, Mr. Harris will be paid $225,000 per year pursuant to the terms of the Agreement. Mr. Harris also received a five-year warrant to purchase 5 million shares of the Company’s common stock at an exercise price of $0.34, vesting half immediately and the balance over two years. The portion of the warrant which vested immediately and the portion of the warrant that amortized through December 31, 2014 had a fair value of approximately $887,000, which was charged to equity based compensation expense.

5. Property and Equipment

Property and equipment consisted of the following at December 31, 2014 and 2013:

	Estimated Useful	December 31,	December 31,
	Lives (in Years)	2014	2013
Furniture and fixtures	7	$21,494	$21,494
Computers and equipment	3-7	62,337	83,306
		83,831	104,800
Less: accumulated depreciation		(55,907)	(33,613)
Property and equipment, net		$27,924	$71,187

Depreciation expense for the years ended December 31, 2014 and 2013 was $22,294 and $9,065, respectively.

6. Intangible Assets

In February 2012, the Company acquired substantially all of the assets of GP.com LLC in the Transaction (see Note 1) including the Grandparents.com URL and trademarks.  Upon acquisition of these assets, the Company allocated a value of $4,500,000 to the URL and $500,000 to the trademarks, respectively. The URL and trademarks were estimated to have a fifteen-year life, and were being amortized over that period.  During the fourth quarter of 2014 when we performed our annual impairment assessment, we determined that indicators of impairment existed for the URL and trademarks, and the Company recognized an intangible asset impairment expense of $2,433,911 for the year ended December 31, 2014. The remaining unimpaired balance of the URL and trademarks were previously amortized and charged against accumulated amortization. In addition, in connection with the impairment analysis, the Company also reduced the estimated remaining lives to four years for the remaining amount of URL and trademarks as of December 31, 2014.

Impairment of assets with definite lives is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value. The Company identifies impairment when a loss is recorded equal to the excess of the asset's net book value over its fair value. The fair value becomes the new cost basis of the asset. The Company bases its fair value estimate on various estimates and assumptions including using management's judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. In addition, the remaining useful life of the impaired asset is revised, if necessary. The impairment of the URL and trademarks mainly resulted from declines in projected operating results and cash flows related to the Company. The impairment amount of the URL and trademarks was based on the estimate of fair value, based on recent sales of similar URLs and trademarks.

Intangible assets, all of which are finite-lived, consisted of the following at December 31, 2014 and 2013:

	Estimated Useful	December 31,	December 31,
	Lives (in Years)	2014	2013
URL and trademarks	4	$1,000,000	$5,000,400
Website and mobile application development	3	975,482	785,650
Customer relationships	3	1,000,000	1,000,000
		2,975,482	6,786,050
Less: accumulated amortization		(1,755,457)	(2,855,566)
Intangible assets, net		$1,220,025	$3,930,484

Amortization expense related to finite lived intangible assets amounted to $465,980 and $623,561 for the years ended December 31, 2014 and 2013, respectively. Customer relationships have been fully amortized as of June 30, 2013. The future amortization expense for each of the five succeeding years related to all finite lived intangible assets that are currently recorded in the balance sheets is estimated to be as follows at December 31, 2014:

For the Years Ending December 31,
2015	$379,375
2016	314,803
2017	275,847
2018	250,000
2019	-
$1,220,025

7. Notes Payable

Notes payable and convertible bridge notes, net consisted of the following at December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
New 12% convertible bridge note	$-	$1,002,800
Promissory notes – February 2013	300,000	400,000
Notes payable assumed February 2012	999,957	1,078,500
	1,299,957	2,481,300
Less: debt discount	-	(94,353)
Notes payable and convertible bridge notes, net	$1,299,957	$2,386,947

Accrued interest expense included in accrued expenses at December 31, 2014 and 2013 was $164,244 and $177,736 respectively.

12% Convertible Bridge Notes

In December 2012, January 2013 and February 2013, the Company issued five (5) separate 12% Secured Convertible Bridge Notes totaling $950,000 (the “Original 12% Secured Convertible Bridge Notes”) pursuant to a note purchase agreement dated December 7, 2012 (the “Original Note Purchase Agreement”). All of the Original 12% Secured Convertible Bridge Notes accrued interest at 12% per annum. The Original 12% Secured Convertible Bridge Notes were contingently convertible into shares of the Company’s common stock at a conversion price of 75% of the price per share issued by the Company in a Qualified Financing (defined as an equity financing of not less than $7,000,000). The difference between the effective conversion price of the Original 12% Secured Convertible Bridge Notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the Original 12% Secured Convertible Bridge Notes, resulted in a beneficial conversion feature in the amount of $287,500. In accordance with ASC 470-20, because the Original 12% Secured Convertible Bridge Notes were convertible upon the occurrence of a contingent future event (the Qualified Financing), the contingent beneficial conversion feature has been measured at the issuance date, but was not reflected in the statement of operations until the occurrence of the contingent event.

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

On April 4, 2014, the Company entered into a Note Conversion Agreement with the 12% Note Holder of the New 12% Convertible Bridge Note pursuant to which the 12% Note Holder agreed to convert $1,223,795 in principal and interest due thereunder, as calculated through June 2, 2014, into 6,526,908 shares of common stock at the conversion price set forth in the New 12% Convertible Bridge Note. The shares were valued at $1,189,806 which consisted of principal of $1,002,800 plus interest of $220,995 less unamortized debt discount of $33,989 and were issued on April 15, 2014.

Promissory Notes - February 2013

In February 2013, the Company issued four (4) promissory notes totaling $400,000 (the “February Notes”). The February Notes are unsecured, accrue interest at a rate of 10% per annum and were to mature on the earlier of March 1, 2014 or the closing of a single transaction (whether debt, equity or a combination of both) that resulted in aggregate gross proceeds to the Company of $10,000,000. On March 1, 2014, May 6, 2014, July 8, 2014, August 30, 2014, October 31, 2014, December 31, 2014 and March 23, 2015, the Company entered into amendments to the outstanding February Notes extending the stated maturity dates. Pursuant to the most recent amendments, the maturity date of each remaining promissory note was extended until the earlier of (i) June 30, 2015, (ii) the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $2,000,000, or (iii) the acceleration of the maturity of the promissory note upon the occurrence of an Event of Default (as defined in each of the promissory notes). One of these notes and its accrued interest was terminated effective June 25, 2014 in return for 400,000 shares of the Company’s common stock in connection with the Retirement Agreement (See Note 4). An expense of $28,000 was recorded in connection with the termination of this note. The Company accounted for these amendments as a modification with no resulting gain or loss as there was no related discount or deferred issuance costs associated with the February Notes.

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

Two (2) notes payable, each in the amount of $78,543, to certain officers, directors and beneficial owners of a majority of the capital stock of the Company. The notes bear interest annually at 5% and are due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) the date subsequent to March 31, 2013 that the Company achieves EBITDA equal to or greater than $2,500,000. The note is subordinate to certain other debt obligations of the Company. One of these notes and its accrued interest was terminated effective June 25, 2014 in return for 400,000 shares of the Company’s common stock and a five-year warrant to purchase 275,000 shares of the Company’s common stock at $0.25 in connection with the Retirement Agreement (See Note 4). Additional interest expense of $49,457 plus the fair value of the warrants in the amount of $80,355 was charged to operations in connection with the termination of this note.

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

Warrants Issued in connection with Notes Payable

In connection with the issuances of the Original 12% Secured Convertible Bridge Notes and the February Notes, the Company issued five-year warrants to purchase an aggregate of 1,350,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The Company has accounted for the warrants issued in connection with the Original 12% Secured Convertible Bridge Notes and the February Notes in accordance with the provisions of ASC 370-20 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The warrants were valued at their fair value of $0.15 to $0.27 per warrant using the Black-Scholes method with the following assumptions: share price = $0.17 to $0.30, volatility = 156%, risk-free rate = 1.82%. The fair values of the warrants, based on an allocation of the value of the notes payable and the value of the warrants issued in connection with the notes payable, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $343,810 ($11,859 of which was recorded in 2014 and $302,103 of which was recorded in 2013), and was amortized to interest expense over the term of the notes payable.

In connection with the issuance of the New 12% Convertible Bridge Note in May 2013, the Company issued five-year warrants to purchase an aggregate of 1,002,800 shares of the Company’s common stock at an exercise price of $0.25 per share. The Company has accounted for the warrants in accordance with the provisions of ASC 370-20 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The warrants were valued at their fair value of $0.20 per warrant using the Black-Scholes method with the following assumptions: share price = $0.22 volatility = 155%, risk-free rate = 1.03%. The fair values of the warrants, based on an allocation of the value of the New 12% Convertible Bridge Note payable and the value of the warrants issued in connection with the New 12% Convertible Bridge Note payable, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $201,563, and was amortized to interest expense over the term of the New 12% Convertible Bridge Note payable which was converted to equity effective April 4, 2014.

Interest expense for the years ended December 31, 2014 and 2013 attributable to amortization of the debt discount related to the warrants was $94,363 and $445,076 respectively.

Total interest expense charged to operations amounted to $444,680 and $662,822 for the years ended December 31, 2014 and 2013, respectively. The future principal maturities related to all notes payable obligations is estimated as follows at December 31, 2014 (excluding debt discount of $0 at December 31, 2014):

For the Years Ending December 31,
2015	$300,000
Contingent	999,957
$1,299,957

8. Stockholders’ Equity

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

During 2013, the Company issued a total of 1,783,490 common shares for past or future services as follows: (i) 500,000 restricted shares of its common stock valued at $150,000 to a consultant in exchange for services to be provided; (ii) 1,233,490 shares of its common stock valued at $180,270 and five-year warrants valued at $3,598 to purchase an aggregate of 25,000 shares of its common stock at an exercise price of $0.25 per share, in exchange for past services performed for the Company by the recipients thereof; and (iii) 50,000 restricted shares of its common stock valued at $20,000, awarded in 2012 to an employee based on performance under the 2012 Stock Incentive Plan. The aggregate fair value of these shares and warrants were expensed when issued.

During 2014, the Company entered into securities purchase agreements with several investors pursuant to which the Company sold, in private transactions, an aggregate of 20,840,000 shares of its common stock and warrants to purchase an aggregate of 5,210,000 shares of its common stock for net proceeds to the Company of $5,179,000.  The warrants are exercisable for a period of five years at an exercise price of $0.25-$0.35 per share, subject to customary adjustments.

During 2014, the Company issued 6,526,908 shares of its common stock in connection with the conversion of the New 12% Convertible Bridge Note plus interest at the fixed rate of $0.1875 for $1,189,806 (See Note 7).

During 2014, the Company issued an aggregate of 1,100,000 shares of its common stock and warrants exercisable for a period of five years to purchase an aggregate of 275,000 shares of its common stock at an exercise price of $0.25 per share pursuant to the terms of the Retirement Agreement (See Note 4).

During 2014, the Company issued 1,099,519 shares of its common stock in connection with the cashless exercise of 2,544,201 advisory warrants issued in 2012.

During 2014, the Company issued a total of 438,761 common shares for past or future services as follows: (i) 313,761 shares of its common stock valued at $94,875 to consultants in exchange for past services performed for the Company by the recipients thereof; and (ii) 125,000 shares of its common stock valued at $25,000 with an immediately exercisable five-year warrant valued at $1,747 to purchase an aggregate of 10,000 shares of its common stock at an exercise price of $0.20 per share, in exchange for past services performed for the Company by the recipient thereof. The aggregate fair value of these shares and warrants were expensed when issued.

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

9. Stock Based Compensation

In February 2012, the Company adopted the Grandparents.com, Inc. 2012 Stock Incentive Plan (the “Plan”), which originally provided for 10,317,691 shares of the Company’s common stock to be eligible for issuance to employees, officers, directors, consultants, agents, advisors, and independent contractors who provide services to the Company under the Plan. In January 2014, the Board of Directors and the holders of a majority of the voting securities of the Company approved, by written consent, the amendment and restatement of the Plan to increase the number of shares of the Company’s common stock authorized for issuance thereunder to 25,000,000 shares. The increase became effective on March 4, 2014.

During 2013, the Company granted 3,250,000 non-Plan options and 2,110,000 options to purchase shares of common stock under the Plan to employees and officers. The options had exercise prices ranging from $0.13 to $0.25 per share and a grant date fair value ranging from $0.13 to $0.16 per option. The options expire ten years from the date of grant.

During 2013, 50,000 options were forfeited, 30,000 options were cancelled and 5,475,000 options were re-priced from exercise prices ranging from $0.45 to $0.60 per share to an exercise price of $0.25 per share. Re-priced options were treated as cancelled and reissued on the date of re-pricing, resulting in a charge in the amount of $1,043.

During 2014, the Company granted 60,000 options which expire two years from the date of grant, 5,600,000 options which expire five years from the date of grant and 6,240,000 options which expire ten years from the date of grant to purchase shares of common stock under the Plan to employees and officers. The options had exercise prices ranging from $0.28 to $0.34 per share and a grant date fair value ranging from $0.21 to $0.33 per option. Exercise price per share and stock price per share on the date of grant were equal.

During 2014, 250,000 options were re-priced from an exercise price of $0.60 per share to an exercise price of $0.33 per share. Re-priced options were treated as cancelled and reissued on the date of re-pricing, resulting in a charge in the amount of $35,331 in 2014.

The fair value of each options granted since December 31, 2012 was estimated on the date of the grant using the Black-Scholes option pricing model with the assumptions noted in the following table. Expected volatility was estimated using the volatility of the Company’s stock price. The expected life of the warrants represents the period of time that warrants granted are expected to be outstanding and is derived from historical terms.

Risk-free interest rate	0.34-1.76%
Expected life (years)	2-10
Expected volatility	123-213%
Dividend yield	-

A summary of stock option activity for the years ended December 31, 2014 and 2013 is presented below:

		Weighted Average	Weighted Average Remaining	Aggregate
	Number of Shares	Exercise Price	Contractual Term (Years)	Intrinsic Value
Outstanding at December 31, 2012	7,205,000	$0.56	9.25
Granted and reissued	10,835,000	0.21	-
Forfeited or cancelled	(5,555,000)	0.59	-
Outstanding at December 31, 2013	12,485,000	0.24	8.86
Granted and reissued	12,150,000	0.33	-
Forfeited or cancelled	(250,000)	0.60	-
Outstanding at December 31, 2014	24,385,000	$0.28	7.52	$445,000

Exercisable at December 31, 2014	13,737,378	$0.28	8.00	$310,556

The compensation expense recognized for Plan and Non-Plan options awarded for the years ended December 31, 2014 and 2013 was $1,887,151 and $1,473,820 respectively. Total unrecognized compensation costs related to non-vested equity-based compensation arrangements was $3,468,749 and $1,636,485 as of December 31, 2014 and 2013, respectively. That cost is expected to be recognized over the remaining vesting period of 48 months.

Other

At December 31, 2014 and 2013, GP had outstanding options to purchase 466,667 Class A units of GP under its 2010 Stock Option Plan. In addition, GP had outstanding warrants to purchase 437,500 Class A units of GP. Since the employees and consultants to whom these options and warrants were granted continue to provide services to the Company, the Company recorded equity compensation charges of $37,257 and $77,189 for the years ended December 31, 2014 and 2013 respectively. There is no remaining unrecognized compensation cost related to these options.

As of December 31, 2013, NorWesTech, Inc. (predecessor) had 300,000 options outstanding under its 2005 Stock Incentive Plan. In accordance with the terms of the Asset Contribution Agreement, these options became fully vested and exercisable as of the date of the transaction (February 23, 2012). The options had an exercise price of $0.30 and expired on September 15, 2014. These options are not included in the option activity table above.

10. Warrants

During 2013 and 2014, the Board of Directors of the Company approved the grant and/or re-pricing of warrants in connection with the issuance of Common Stock, the issuance of Notes Payable and for selected services rendered by officers, directors, employees and consultants. Re-priced warrants were treated as cancelled and reissued on the date of re-pricing.

During 2013, the Company granted warrants to purchase 2,920,000 shares of common stock in connection with Securities Purchase Agreements, warrants to purchase 400,000 shares of common stock in connection with the issuance of Notes Payable and warrants to purchase 19,280,000 shares of common stock in connection with services to the Company. The warrants had exercise prices ranging from $0.14 to $0.60 and they expire five years from the date of grant.

During 2013, 225,188 warrants expired unexercised and 5,125,000 warrants were re-priced from exercise prices ranging from $0.30 to $0.60 per share to an exercise price of $0.25 per share. Re-priced warrants were treated as cancelled and reissued on the date of re-pricing, resulting in a charge in the amount of $12,255.

During 2014, the Company granted warrants to purchase 5,210,000 shares of common stock in connection with Securities Purchase Agreements, warrants to purchase 275,000 shares of common stock in connection with the Retirement Agreement (see Note 4) and warrants to purchase 30,349,864 shares of common stock in connection with services to the Company. The warrants had exercise prices ranging from $0.05 to $0.50 and they expire five years from the date of grant.

During 2014, the Company issued 1,099,519 shares of its common stock in connection with the cashless exercise of 2,544,201 warrants and 100,000 warrants with an exercise price of $0.34 were cancelled and replaced with 100,000 shares of the Company’s common stock valued at $24,000. The initial value of the warrant was valued at $30,510 and was expensed at the date issued.

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

Risk-free interest rate	0.34-1.78%
Expected life (years)	4-5
Expected volatility	123-213%
Dividend yield	-

A summary of warrant activity for the years ended December 31, 2014 and 2013 is presented below:

			Weighted
		Weighted Average Exercise	Average Remaining Contractual	Aggregate Intrinsic
	Warrants	Price	Term (Years)	Value
Outstanding at December 31, 2012	7,653,648	$0.29	4.09
Granted	22,600,200	0.26	-
Exercised	-	-	-
Expired	(225,188)	1.60	-
Forfeited or cancelled	(5,125,000)	0.54	-
Outstanding at December 31, 2013	24,903,660	0.26	3.63
Granted	35,834,864	0.15	-
Exercised	(2,544,201)	0.23	-
Expired	-	-	-
Forfeited or cancelled	(100,000)	0.34	-
Outstanding at December 31, 2014	58,094,323	$0.20	3.48	$4,164,331

Exercisable at December 31, 2014	42,958,179	$0.22	3.48	$2,095,131

In April 2013, the Company committed to issuing Starr Indemnity & Liability Company (“Starr”), a wholly-owned subsidiary of Starr International Company, Inc., a warrant to acquire up to 21,438,954 shares of its common stock, subject to certain customary adjustments which vests one-fourth (1/4th) of the warrant shares upon issuance and the remaining portion of the warrant shares in three equal annual installments on March 1, 2014, 2015 and 2016, provided, however, that the warrant shall automatically cease to vest upon termination or expiration of the Strategic Alliance Agreement (the “Starr Agreement”) with Starr. The warrant was issued on November 7, 2014 and is included in the warrant activity table. The fair values of the first one-fourth (5,359,739 shares) and the second one-fourth (5,359,739 shares) were calculated using Black-Scholes as $766,443 and $1,888,772, respectively. The $766,443 was expensed in March 2014 and the $1,888,772 is being expensed over the period March 1, 2014 through February 28, 2015, its requisite service period. Starr provides certain services to us, including developing strategic business and investment relationships and other business consulting services.

11. Income Taxes

The income tax expense reconciled to the tax expense computed at the statutory rate was approximately as follows during the years ended December 31, 2014 and 2013, respectively:

F-18

	2014	2013
Tax on income (loss) before income tax	(34.0)%	(34.0)%

Effect of other permanent differences	9.2%	(3.5)%

Effect of state taxes (net of federal benefit)	(10.5)%	(10.5)%

Increase in valuation allowance	35.3%	48.0%

Income tax provision	-	-

Significant components for income taxes attributable to continuing operations for the year ended December 31, 2014 and 2013 respectively are as follows:

	2014	2013
Current:
Federal	$-	$-
State	-	-
Total current	-	-

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Total tax provision	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are approximately as follows at December 31, 2014 and 2013, respectively:

	2014	2013
Net deferred tax asset:
Net operating loss carryforward	$6,476,940	$10,790,075
Stock based compensation	5,094,428	2,310,449
Other assets	9,057	6,330
Intangible assets	90,507	-
Alternative minimum tax credit carryforward	50,817	50,817
Deferred income tax assets	11,721,749	13,157,671

Deferred income tax liabilities:
Fixed assets	(18,208)	(8,000)
Intangible assets	-	(1,482,243)
Deferred income tax liabilities	(18,208)	(1,490,243)

Less valuation allowance	(11,703,541)	(11,667,428)

Net deferred tax assets	$-	$-

As of December 31 2014 and 2013 the Company had $14,290,430 and $13,973,519 respectively in net operating loss (NOL) carryforwards, which expire in 2032-2034.

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statements and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company maintains a full valuation allowance for its net deferred tax assets, as the Company’s management has determined that it is more likely than not that the Company will not generate sufficient future taxable income to be able to utilize these deferred assets

Section 382 of the Internal Revenue Code (“Section 382”) imposes a limitation on a corporation's ability to utilize net operating loss carryforwards (“NOLs”) if it experiences an “ownership change.” In general, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If such a change were to occur, NOLs available to be used could be reduced and an annual limitation on utilization of NOLs would occur.

The Company files tax returns in the U.S. federal jurisdiction and various states.  At December 31, 2014, federal state tax returns remained open for Internal Revenue Service review for tax years after 2010. There were no federal or state income tax audits being conducted as of December 31, 2014.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2014 and 2013, the Company has not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

12. Commitments

a.	The Company leases an office in New York, NY under a two-year extension of an operating lease which expires September 30, 2015. The lease required monthly payments of $14,733 from October 2013 to September 2014 and $15,167 from October 2014 to September 2015. There are no further options in the lease for extending the term beyond its current expiration. The Company also leases an apartment in New York, NY under a one-year operating lease which expires June 30, 2015 and requires two six-month payments of $22,800. The future minimum lease payments required under the two leases as of December 30, 2014, are as follows:

For the Years Ending December 31,
2015	$136,500

Rent expense recognized under operating leases was $200,900 and $170,275 for the years ended December 31, 2014 and 2013, respectively.

b.	In April 2012, the Company issued a letter of credit totaling $40,000, which was held as collateral for performance under the office operating lease. The letter of credit was secured by deposits at a financial institution, and was recorded as restricted cash in the balance sheet at December 31, 2013. In March 2014, the Company voluntarily terminated the letter of credit and transferred the security deposit to be held directly by the landlord, which amount is reflected as a deposit on the Company’s balance sheet at December 31, 2014.

c.	On January 8, 2013, the Company entered into the Starr Agreement, under which Starr agreed to provide certain services to the Company, including developing strategic business and investment relationships for the Company and providing business consulting services to the Company. In exchange for the services, the Company agreed to pay Starr a monthly fee of $80,000 during the term of the Starr Agreement, which commenced on March 1, 2013, as well as fees to be agreed upon by the Company and Starr for Starr’s arranging agreements with insurance companies. The fee for the years ended December 31, 2014 and 2013 was $960,000 (as of December 31, 2014 $800,000 was paid and the remainder accounted for in accounts payable) and $800,000, respectively. On March 1, 2014, the Starr Agreement automatically renewed for a one-year period and will automatically renew for subsequent one-year periods each year thereafter unless either party terminates the agreement prior to the expiration of the then-current term. The Starr Agreement was amended in April 2013 at which time the Company committed to issuing Starr a warrant to acquire up to 21,438,954 shares of our common stock, subject to certain customary adjustments which vests one-fourth (1/4th) of the warrant shares upon issuance and the remaining portion of the warrant shares in three equal annual installments on March 1, 2014, 2015 and 2016, provided, however, that the warrant shall automatically cease to vest upon termination or expiration of the Starr Agreement (see Note 10).

d.	Effective as of March 28, 2013, Grand Card, LLC (“Grand Card”), a wholly-owned subsidiary of the Company, entered into an Alliance Agreement (the “Cegedim Agreement”) with Cegedim Inc. (OPUS HEALTH Division) (“Cegedim”) pursuant to which the parties formed an exclusive strategic alliance (the “Alliance”) to develop member benefit programs (the “Programs”) that provide cash rebates and other rewards on the “Grand Card” debit card. The Cegedim Agreement provides that all costs for marketing and promoting the Programs will be borne by Grand Card and that all other costs and funding of the Programs, subject to certain exceptions, shall be borne 75% by Grand Card and 25% by Cegedim. The Cegedim Agreement further provides that revenues derived from the Alliance (after deduction for certain operating costs borne by the parties) shall be allocated 75% to Grand Card and 25% to Cegedim. The term of the Cegedim Agreement commenced on March 28, 2013 and will continue for an initial term of four (4) years and will automatically renew for successive four-year terms unless fewer than 500,000 cards have been issued at the time of such renewal or either party provides written notice to the other party of its intent not to renew within 120 days of the end of the then-current term.

e.	In February 2014, the Company entered into a marketing agreement with Aetna Life Insurance Company (“Aetna”) and Reader’s Digest Financial Services, Inc. (“RD”) pursuant to which RD has agreed to endorse and promote the Aetna-issued group Medicare Supplement and other products as the parties may agree to offer in the future. The agreement required Aetna to make a $1 million non-refundable marketing advance against future royalties to the Company and required the Company to pay a $1 million royalty advance to RD. The payments to and from the Company were made in February 2014. For financial statement presentation purposes, the advance received has been reflected in deferred revenue and advance paid has been reflected in prepaid expenses on the consolidated balance sheets. These balance sheets amounts will be accreted/amortized to earnings.

f.	In November, 2014, Grand Card LLC, a wholly-owned subsidiary of the Company and Vantiv, LLC (“Vantiv”) entered into a Master Services Agreement, an Addendum and exhibits thereto (collectively, the “Agreement”) pursuant to which Vantiv agreed to provide card issuing and payment processing products and services to Grand Card LLC. Pursuant to the Agreement, Grand Card LLC has committed to, among other things, a card purchasing allotment valued at $725,000 over a twelve (12) month period. In Q1, 2015, the Company purchased the initial lot of 100,000 of the 500,000 card commitment at a per unit price of $1.55 per card. The balance of the cards shall be purchased before November 2015. The Agreement has an initial term of three (3) years and is subject to standard termination provisions as well as customary representations and warranties. In the event of a default under the Agreement by Grand Card LLC, Grand Card LLC may be responsible for liquidated damages in an amount based upon the monthly revenue earned by Vantiv for the balance of the term. The Company’s Grand Card venture is a cash rebate debit card that will enable cardholders to purchase pharmaceutical products and consumer goods and services from participating merchants.

13. Concentrations

As of December 31, 2014, three customers represented approximately 84% of GP’s accounts receivable and two customers represented approximately 45% of GP’s revenues earned during 2014. As of December 31, 2013, four customers represented approximately 84% of GP’s accounts receivable and the customers represented approximately 39% of GP’s revenues earned during 2013.

14. Subsequent Events

In January through March 2015, the Company entered into purchase agreements with accredited investors pursuant to which the Company sold, in private transactions, an aggregate of 2,800,000 shares of the Company’s common stock and warrants to purchase 700,000 shares of the Company’s common stock for aggregate gross proceeds to the Company of $700,000. The warrants are exercisable for a period of five years at exercise prices of $0.25-$0.35 per share, subject to customary adjustments.

In January 2015, the Company issued 24,090 common shares valued at $5,300 to consultants in exchange for past services performed for the Company by the recipients thereof.

On February 5, 2015, the Company entered into three demand promissory notes in the aggregate amount of $125,000. One note was issued in favor of Steven Leber for $50,000, one note in favor of Lee Lazarus for $50,000 and one note in favor of Mel Harris for $25,000. The notes are unsecured, accrue interest at a rate of 10% per annum and are payable upon demand.

In February 2015, the Company issued 20,000 shares of its common stock in connection with the cashless exercise of 70,000 warrants for advisory services issued in 2013.

On March 19, 2015, the Company entered into an agreement (the “Agreement”) with HSNi, LLC and its affiliates (“HSN”) whereby HSN will produce and broadcast segments promoting the Company’s membership group, the American Grandparents Association, as well as certain co-marketed products and services offered by third parties. The first such product is a supplemental health insurance policy offered by Aetna Life Insurance Company and its affiliates. The Agreement also gives the Company the right to pursue co-marketing opportunities for other products and services offered by third parties, such as life, auto, and homeowners insurance. Under the Agreement, the Company will receive a percentage of certain proceeds generated through the multimedia marketing campaign conducted by the parties. The Agreement has an initial term that runs until December 31, 2015 and is subject to standard termination and extension provisions as well as customary representations and warranties.

On March 23, 2015, the Company entered into amendments to each of three promissory notes dated as of February 26, 2013 issued in the original principal amount of $100,000. Pursuant to these amendments, the maturity date of each promissory note was extended until the earlier of (i) June 30, 2015, (ii) the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $2,000,000, or (iii) the acceleration of the maturity of the promissory note upon the occurrence of an Event of Default (as defined in each of the promissory notes).

On March 27, 2015, we entered into a loan agreement (the “Loan”) in the amount of $150,000 in favor of Mel Harris. The Loan has a term of one year and bears interest at the rate of 5% per year. Mr. Harris has the right to convert the Loan into a preferred class of stock if the Company issues such stock within 90 days of the date of the Loan. After 90 days from the date of the Loan, Mr. Harris may, at his option, convert the Loan into 750,000 shares of the Company’s common stock and a five-year warrant to purchase 187,500 shares of common stock at an exercise price of $0.35 per share.

