Form 10-Q
period 2015-03-31
GRANDPARENTS.COM, INC.
filed 2015-05-15
CIK 1020475

SEC FILE NUMBER 000-21537
CUSIP NUMBER 386617 104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 12b-25

(Check One): ☐ Form 10-K ☐ Form 20-F ☐ Form 11-K ☒ Form 10-Q ☐ Form 10-D ☐ Form N-SAR ☐Form N-CSR

For Period Ended: March 31, 2015

☐	Transition Report on Form 10-K
☐	Transition Report on Form 20-F
☐	Transition Report on Form 11-K
☐	Transition Report on Form 10-Q
☐	Transition Report on Form N-SAR

For the Transition Period Ended: ___________________

Read Instruction (on back page) Before Preparing Form. Please Print or Type.
Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I REGISTRANT INFORMATION
Grandparents.com, Inc.
Full Name of Registrant
Former Name if Applicable 589 Eighth Avenue, 6th Floor
Address of Principal Executive Office (Street and Number) New York, NY 10018
City, State and Zip Code

PART II
RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

	(a)	The reason described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
☒	(b)

The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR or Form N-CSR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q or subject distribution report on Form 10-D, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

	(c)	The accountant’s statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III
NARRATIVE

State below in reasonable detail why Forms 10-K, 20-F, 11-K, 10-Q, 10-D, N-SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.

The Registrant was unable to file its Form 10-Q for the fiscal quarter ended March 31, 2015 (the “Report”) without unreasonable effort or expense due to unanticipated delays in obtaining and compiling information for inclusion in the Report. The Report will be filed on or before the 5th calendar day following the prescribed due date.

PART IV
OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

Steve Leber	646	839-8800
(Name)	(Area Code)	(Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s). ☒ Yes ☐ No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? ☐ Yes ☒ No
If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.
Grandparents.com, Inc. (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date	May 15, 2015	By	/s/ Steve Leber
Name: Steve Leber
Title: Chairman and Chief Executive Officer