Form 10-Q
period 2015-03-31
GRANDPARENTS.COM, INC.
filed 2015-05-20
CIK 1020475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes   ☐   No   ☒

As of May 9, 2015, there were 132,068,582 shares of the registrant’s common stock, $.01 par value per share, outstanding.

GRANDPARENTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q (this “Report”) or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. In some cases, forward-looking statements may contain terms such as “anticipates,” “believes,” “seeks,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “will,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; relationships with our marketing partners and American Grandparents Association (AGA) members; demand for our website, products and changes in AGA membership ranks; financial resources and condition; changes in revenues; changes in profitability; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; the ability to produce the liquidity or enter into agreements to acquire the capital necessary to continue our operations and take advantage of opportunities; legal proceedings and claims. Forward-looking statements reflect our current views with respect to future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” contained herein and in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on April 10, 2015. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1.          Financial Statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$59,935	$126,600
Accounts receivable	93,344	94,576
Prepaid expenses	1,988,356	1,357,940
Total current assets	2,141,635	1,579,116

Property and equipment, net	24,178	27,924

Other assets:
Security deposits	50,000	50,000
Intangibles, net	1,132,693	1,220,025
Total other assets	1,182,693	1,270,025

Total assets	$3,348,506	$2,877,065

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,149,929	$1,825,031
Accrued expenses	374,982	298,589
Deferred revenue	1,006,154	1,006,156
Deferred officer salary	330,875	226,875
Notes payable	1,574,957	1,299,957
Total current liabilities	5,436,897	4,656,608

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 0 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.01 par value, 350,000,000 shares authorized, 132,068,582 and 129,224,492 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,320,686	1,292,245
Additional paid-in capital	39,061,427	36,956,280
Accumulated deficit	(42,470,504)	(40,028,068)
Total stockholders’ deficit	(2,088,391)	(1,779,543)

Total liabilities and stockholders’ deficit	$3,348,506	$2,877,065

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Revenue:
Advertising and other revenue	$51,988	$35,275
Total revenue	51,988	35,275

Operating expenses:
Selling and marketing	34,851	94,378
Salaries	576,133	484,495
Rent	74,244	44,200
Accounting, legal and filing fees	179,183	272,728
Consulting	352,452	283,658
Equity-based compensation	967,947	1,380,777
Other general and administrative	181,750	166,581
Depreciation and amortization	106,079	110,494
Total operating expenses	2,472,639	2,837,311

Other income (expense):
Interest expense, net	(21,785)	(122,325)
Other income	-	18,125

Total other income (expense)	(21,785)	(104,200)

Net loss	$(2,442,436)	$(2,906,236)

Net loss per share, basic and diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding, basic and diluted	130,840,426	100,526,887

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,442,436)	$(2,906,236)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	106,079	110,494
Equity-based compensation	591,927	459,092
Amortization of stock issued for services	376,019	921,685
Issuance of common stock for services	5,541	34,875
Amortization of discount on bridge notes payable	-	60,364
Gain on settlement of accounts payable	-	18,125
Accounts receivable, net	1,232	37,504
Prepaid expenses	(170,316)	(1,000,000)
Accounts payable	324,898	255,318
Accrued expenses	76,393	19,981
Deferred officer salary	104,000	91,250
Deferred revenues	(2)	1,000,000
Net cash used in operating activities	(1,026,665)	(897,548)

Cash flows from investing activities:
Capitalized website development costs	(15,000)	(78,629)
Net cash used in investing activities	(15,000)	(78,629)

Cash flows from financing activities:
Proceeds from private placement, net	700,000	1,085,000
Proceeds from loans and short-term advances	275,000	75,000
Net cash provided by financing activities	975,000	1,160,000

Net increase (decrease) in cash	(66,665)	183,823
Cash, beginning of period	126,600	59,306
Cash, end of period	$59,935	$243,129

Supplemental cash flow information:
Fair value of warrants issued in exchange for services	$836,119	$-
Cashless exercise of warrants to common stock	$200	$-
Settlement of liabilities via issuance of equity	$5,541	$29,090

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2014	-	-	129,224,492	$1,292,245	$36,956,280	$(40,028,068)	$(1,779,543)
Equity based compensation	-	-	-	-	1,428,047	-	1,428,047
Issuance of common shares and warrants for severance /services	-	-	24,090	241	5,300	-	5,541
Proceeds from sale of common shares and warrants	-	-	2,800,000	28,000	672,000	-	700,000
Exercise of warrants	-	-	20,000	200	(200)	-	-
Net loss for the year	-	-	-	-	-	(2,442,436)	(2,442,436)
Balance, March 31, 2015	-	$-	132,068,582	$1,320,686	$39,061,427	$(42,470,504)	$(2,088,391)

See accompanying notes to these condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

Grandparents.com, Inc., together with its consolidated subsidiaries (the “Company”), is a Media and eCommerce company that through its website, www.grandparents.com, serves the age 50+ demographic market. The website offers benefits, content, activities, discussion groups, expert advice, products, services and newsletters that enrich the lives of grandparents. In addition to operating the grandparents.com website, the Company’s membership association, the American Grandparents Association (“AGA”), seeks to unite grandparents, “boomers” and seniors around the concept that the 50+ demographic faces issues that are unique to them. The AGA is a resource for those seeking advice, information and discussion of issues important to grandparents. Members of the AGA also enjoy access to its deals, discounts and products provided by third parties that the AGA endorses or recommends or makes available to its members.

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

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue, the useful lives of long-lived assets including property and equipment and intangible assets, investment fair values, stock-based compensation, income taxes, and contingencies. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

These condensed consolidated financial statements and the related notes should be read in conjunction with the December 31, 2014 and 2013 financial statements and related notes included in the Company’s Annual Report on Form 10-K filed April 10, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet as of December 31, 2014 was derived from the Company’s audited financial statements for the year ended December 31, 2014, but does not include all disclosures required by U.S. GAAP. However, the Company believes the disclosures are adequate to make the information presented not misleading.

3. Changes in Officers and Directors

On June 9, 2014, Joseph Bernstein, the Company’s Co-Chief Executive Officer, Chief Financial Officer, Treasurer and a Director, and the Company entered into a retirement agreement (the “Retirement Agreement”), pursuant to which he agreed to resign from the Company, effective on June 25, 2014. Pursuant to the terms of the Retirement Agreement, the Company agreed to issue to Mr. Bernstein and his company, Bernstein Nasser Investors, LLC (collectively “Mr. Bernstein”) (i) 300,000 shares of common stock valued at $96,000 (charged to expense in the quarter ended June 30, 2014) for continued services, and other promises and covenants, (ii) 400,000 shares and a five-year warrant to purchase 275,000 shares at $0.25 exercisable immediately upon issuance (combined fair value of $120,634) in exchange for the termination of the $78,543 note (See Note 6) and (iii) 400,000 shares of common stock valued at $128,000 in exchange for the termination of the $100,000 note (See Note 6). During the quarter ended June 30, 2014, the Company recorded additional interest expense related to the cancellation of the indebtedness as described in (ii) and (iii) of $135,411. The Company also agreed to provide Mr. Bernstein with a monthly payment of $3,000 for a period of 24 months starting as of July 1, 2014 for health insurance coverage. The total charge for the quarter ended June 30, 2014 of $72,000 was included in accrued expenses.

On July 1, 2014, the Company appointed Mel Harris to serve as a member of the board of directors to fill an open vacancy. On the same date, the Company also entered a five-year consulting agreement with Mr. Harris. Upon the Company becoming cash flow positive, Mr. Harris will be paid $225,000 per year pursuant to the terms of the consulting agreement. Mr. Harris also received a five-year warrant to purchase 5 million shares of the Company’s common stock at an exercise price of $0.34, vesting half immediately and the balance over two years. The portion of the warrant which vested as of March 31, 2015 had a fair market value of approximately $931,000. During the three months ended March 31, 2015, $43,781 was recorded as an expense in the statement of operations.

4. Going Concern

The Company has incurred a net loss of approximately $2.4 million during the three months ended March 31, 2015, has an accumulated deficit of $42,470,504, a stockholders’ deficit of $2,088,391, and used approximately $1.0 million in cash for operating activities during the three months ended March 31, 2015. Without additional capital from existing or outside investors or further financing, the Company’s ability to continue to implement its business plan may be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans to obtain such resources for the Company include raising additional capital through sales of its equity or debt securities. In addition, management is seeking to streamline its operations and expand its revenue streams, endorsement opportunities and the Grand Card, the Company’s cash rebate debit card. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

5. Intangible Assets

Intangible assets, all of which are finite-lived, consisted of the following at March 31, 2015 and December 31, 2014:

	Estimated Useful	March 31,	December 31,
	Lives (in Years)	2015	2014
URL and trademarks	4	$1,000,000	$1,000,000
Website and mobile application development	3	490,481	975,482
Customer relationships	3	-	1,000,000
		1,490,481	2,975,482
Less: accumulated amortization		(357,788)	(1,755,457)
Intangible assets, net		$1,132,693	$1,220,025

During 2014 when we performed our annual impairment assessment, we determined that indicators of impairment existed for the URL and trademarks, and the Company recognized an intangible asset impairment expense of $2,433,911 for the year ended December 31, 2014. On March 31, 2015, the Company wrote off costs and accumulated amortization of $500,000 and $1,000,000 for fully amortized costs of website development and customer relationships, respectively. These costs and their related accumulated amortization were recorded as intangible assets in connection with the February 23, 2012 merger that resulted in Grandparents.com, Inc. becoming a public company. These costs related to previous efforts to create and develop the Grandparents.com website and to establish relationships with customers and suppliers. They were all fully amortized in May 2013. Subsequent to the merger, the website was rebuilt and approximately $270,000 in costs were capitalized from June 2012 through December 2012. During 2014 and the period ended March 31, 2015, additional costs of approximately $190,000 and $15,000, respectively, were capitalized for further major enhancements. No additional costs were capitalized in connection with customer relationships since the merger.

Amortization expense related to intangible assets amounted to $102,331 and $108,201 for the three-months ended March 31, 2015 and 2014, respectively. The future amortization expense for each of the five succeeding years related to all finite-lived intangible assets that are currently recorded in the balance sheets is estimated as follows at March 31, 2015:

For the Years Ending December 31,
2015	$282,251
2016	319,803
2017	280,639
2018	250,000
2019	-
$1,132,693

6. Notes Payable

Notes payable consisted of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Promissory notes – February 2013	300,000	300,000
Promissory notes – February 2015	125,000	-
Promissory notes – March 2015	150,000	-
Notes payable assumed February 2012	999,957	999,957
Notes payable	$1,574,957	$1,299,957

Accrued interest expense included in accrued expenses at March 31, 2015 and December 31, 2014 was $210,627 and $164,244, respectively.

Promissory Notes - February 2013

In February 2013, the Company issued four (4) promissory notes totaling $400,000 (the “February 2013 Notes”). The February 2013 Notes are unsecured, accrue interest at a rate of 10% per annum and were to mature on the earlier of March 1, 2014 or the closing of a single transaction (whether debt, equity or a combination of both) that resulted in aggregate gross proceeds to the Company of $10,000,000. On March 1, 2014, May 6, 2014, July 8, 2014, August 30, 2014, October 31, 2014, December 31, 2014 and March 23, 2015, the Company entered into amendments to the outstanding February 2013 Notes extending the stated maturity dates. Pursuant to the most recent amendments, the maturity date of each remaining promissory note was extended until the earlier of (i) June 30, 2015, (ii) the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of at least $2,000,000, or (iii) the acceleration of the maturity of the promissory note upon the occurrence of an Event of Default (as defined in each of the promissory notes). One of these notes and its accrued interest was terminated effective June 25, 2014 in return for 400,000 shares of the Company’s common stock in connection with the Retirement Agreement (See Note 3). An expense of $28,000 was recorded in connection with the termination of this note. The Company accounted for these amendments as a modification with no resulting gain or loss.

Demand Notes

On February 5, 2015, the Company entered into three (3) demand promissory notes (the “February 2015 Demand Notes”) in the aggregate amount of $125,000. One note was issued in favor of Steve Leber for $50,000, one note in favor of Lee Lazarus for $50,000 and one note in favor of Mel Harris for $25,000, all of whom are members of the Company’s board of directors. The notes are unsecured, bear interest at a rate of 10% per annum, and are payable upon demand.

Promissory Notes – March 2015

On March 27, 2015, the Company executed a loan agreement (the “March 2015 Loan”) in the amount of $150,000 in favor of Mel Harris, a member of the Company’s board of directors. The March 2015 Loan has a term of one year, bears interest at the rate of 5% per year and may be converted at the option of Mr. Harris into a preferred class of stock if the Company issues such stock by June 25, 2015. If the Company does not issue such stock by June 25, 2015, the loan may be converted into 750,000 shares of the Company’s common stock, along with a 5-year warrant to purchase 187,500 shares of common stock at an exercise price of $0.35 per share. If the loan is ultimately converted into common stock, it will result in a contingent beneficial conversion feature that will be recognized when the contingency is resolved based on its intrinsic value at the commitment date. On April 28, 2015 this agreement was amended (See Note 13).

Notes Payable Assumed February 2012

In connection with the asset contribution agreement between the Company and Grandparents Acquisition Company, LLC, which became effective on February 23, 2012, the following aggregate indebtedness of $1,078,500 with contingent maturities was assumed by the Company:

•	Two (2) notes payable, each in the amount of $78,543, to certain officers, directors and beneficial owners of a majority of the capital stock of the Company. The notes bear interest annually at 5% and are due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) the date subsequent to March 31, 2013 that the Company achieves EBITDA equal to or greater than $2,500,000. The note is subordinate to certain other debt obligations of the Company. One of these notes and its accrued interest was terminated effective June 25, 2014 in return for 400,000 shares of the Company’s common stock and a five-year warrant to purchase 275,000 shares of the Company’s common stock at $0.25 in connection with the Retirement Agreement (See Note 3). Additional interest expense of $49,457 plus the fair value of the warrants in the amount of $80,355 was charged to operations in connection with the termination of this note.

•	One (1) note payable, in the amount of $308,914, to a director and beneficial owner of a majority of the capital stock of the Company. The note bears interest annually at 5% and is due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) April 1, 2013, if the Company achieves EBITDA equal to or greater than $2,500,000.

•	One (1) promissory note converted from management fees accrued through the transaction date totaling $612,500 and payable to an entity controlled by the Company’s Chief Executive Officer. The note bears interest annually at 5% and is due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) the date subsequent to March 31, 2013 that the Company achieves EBITDA equal to or greater than $2,500,000. The note is subordinate to certain other debt obligations of the Company.

In January 2014, the Company issued three (3) demand promissory notes in the aggregate amount of $75,000. Each demand promissory note has an original principal amount of $25,000, bears interest at a rate of 10% per annum, is unsecured, and is payable upon demand. The notes were repaid in full on August 6, 2014.

Total interest expense, net, charged to operations amounted to $21,785 and $122,325 for the three-months ended March 31, 2015 and 2014, respectively. The future principal maturities related to all notes payable obligations is estimated as follows at March 31, 2015:

For the Years Ending December 31,
2015	$300,000
2016	150,000
Contingent	1,124,957
$1,574,957

7. Stockholders’ Equity

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

During 2014, the Company issued 6,526,908 shares of its common stock in connection with the conversion of a 12% convertible bridge note plus interest that totaled $1,189,806.

During 2014, the Company issued an aggregate of 1,100,000 shares of its common stock and warrants exercisable for a period of five years to purchase an aggregate of 275,000 shares of its common stock at an exercise price of $0.25 per share pursuant to the terms of the Retirement Agreement (See Note 3).

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

During the three months ended March 31, 2015, the Company issued 24,090 shares of its common stock to a consultant in exchange for services performed for the Company by the recipient thereof. The aggregate fair value of the shares issued to the consultant was $5,541, which was expensed during the quarter ended March 31, 2015.

During the three months ended March 31, 2015, the Company issued 20,000 shares of its common stock in connection with the cashless exercise of 70,000 warrants for advisory services issued in 2013.

During the three months ended March 31, 2015, the Company entered into securities purchase agreements with accredited investors pursuant to which the Company sold, in private transactions, an aggregate of 2,800,000 shares of the Company’s common stock and warrants to purchase 700,000 shares of the Company’s common stock for aggregate gross proceeds to the Company of $700,000. The warrants are exercisable for a period of five years at exercise prices of $0.25-$0.35 per share, subject to customary adjustments.

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

The fair value of each option granted since December 31, 2013 was estimated on the date of the grant using the Black-Scholes option pricing model with the assumptions noted in the following table. Expected volatility was estimated using the volatility of the Company’s stock price. The expected life of the options represents the period of time that options granted are expected to be outstanding and is derived from historical terms.

Risk-free interest rate	1.61-1.73%
Expected life (years)	2-10
Expected volatility	137-184%
Dividend yield	-

A summary of stock option activity for the three months ended March 31, 2015 and the year ended December 31, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	12,485,000	$0.24	8.86
Granted and reissued	12,150,000	0.33
Forfeited and cancelled	(250,000)	0.60
Outstanding at December 31, 2014	24,385,000	0.28	7.52	$445,000
Granted and reissued	-	-
Forfeited and cancelled	-	-
Outstanding at March 31, 2015	24,385,000	$0.28	7.27	$243,500

Exercisable at March 31, 2015	14,604,701	$0.26	7.77	$182,910

The compensation expense recognized for Plan and non-Plan options awarded for the three-months ended March 31, 2015 and 2014 was $515,018 and $299,081, respectively. Total unrecognized compensation costs related to non-vested equity-based compensation arrangements was $2,951,591 and $1,428,928 as of March 31, 2015 and 2014, respectively. That cost is expected to be recognized over the remaining vesting period of 45 months.

9. Warrants

During 2014, the Company granted warrants to purchase 5,210,000 shares of common stock in connection with securities purchase agreements, warrants to purchase 275,000 shares of common stock in connection with the Retirement Agreement (See Note 3) and warrants to purchase 30,349,864 shares of common stock in connection with services to the Company. The warrants had exercise prices ranging from $0.05 to $0.50 and they expire five years from the date of grant.

During 2014, the Company issued 1,099,519 shares of its common stock in connection with the cashless exercise of 2,544,201 warrants and 100,000 warrants with an exercise price of $0.34 were cancelled and replaced with 100,000 shares of the Company’s common stock valued at $24,000. The initial value of the warrant was valued at $30,510 and was expensed at the date issued.

During the three months ended March 31, 2015, the Company granted warrants to purchase 700,000 shares of common stock in connection with securities purchase agreements. The warrants had exercise prices ranging from $0.25 to $0.35 and they expire five years from the date of grant.

During the three months ended March 31, 2015, the Company issued 20,000 shares of its common stock in connection with the cashless exercise of 70,000 warrants.

The fair value of each warrant granted since December 31, 2013 was estimated on the date of the grant using the Black-Scholes option pricing model with the assumptions noted in the following table. Expected volatility was estimated using the volatility of the Company’s stock price. The expected life of the warrants represents the period of time that warrants granted are expected to be outstanding and is derived from historical terms.

Risk-free interest rate	1.19-1.78%
Expected life (years)	3-5
Expected volatility	123-184%
Dividend yield	-

A summary of warrant activity for the three months ended March 31, 2015 and the year-ended December 31, 2014 is presented below:

			Weighted Average
		Weighted Average	Remaining Contractual
	Warrants	Exercise Price	Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	24,903,660	$0.26	3.63
Granted	35,834,864	0.15	-
Exercised	(2,544,201)	-	-
Forfeited and cancelled	(100,000)	0.34	-
Outstanding at December 31, 2014	58,094,323	0.20	3.48	$4,164,331
Granted	700,000	0.32
Exercised	(70,000)	0.14
Outstanding at March 31, 2015	58,724,323	$0.20	3.25	$3,012,204

Exercisable at March 31, 2015	49,160,418	$0.20	3.41	$2,257,299

In April 2013, the Company committed to issuing Starr Indemnity & Liability Company (“Starr”), a wholly-owned subsidiary of Starr International Company, Inc., a warrant to acquire up to 21,438,954 shares of its common stock, subject to certain customary adjustments which vests one-fourth (1/4th) of the warrant shares upon issuance and the remaining portion of the warrant shares in three equal annual installments on March 1, 2014, 2015 and 2016, provided, however, that the warrant shall automatically cease to vest upon termination or expiration of the Strategic Alliance Agreement (the “Starr Agreement”) with Starr. The warrant was issued on November 7, 2014 and is included in the warrant activity table. The fair values of the first one-fourth (5,359,739 shares), the second one-fourth (5,359,739 shares), and the third one-fourth (5,359,739 shares) were calculated using Black-Scholes as $766,443, $1,888,772 and $836,119, respectively. The $766,443 was expensed in March 2014, the $1,888,772 was expensed over the period March 1, 2014 through March 1, 2015, and the $836,119 is being expensed over the period March 1, 2015 through March 1, 2016, its requisite service period. Starr provides certain services to us, including developing strategic business and investment relationships and other business consulting services.

10. Income Taxes

ASC 740-10 “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”) requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates Company tax positions on an annual basis and has determined that as of March 31, 2015, no accruals for uncertain tax positions are necessary.

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The difference between the federal statutory rate (34%) and the Company’s effective rate (0%) is primarily attributable to the change in valuation allowance on its deferred tax assets as it is more likely than not that the Company will not be able to utilize its NOL’s based on the Company’s current results and history of producing operating losses.

Generally, the Company is no longer subject to U.S. federal examinations by tax authorities for fiscal years prior to 2011.

11. Commitments

Operating Leases

The Company leases an office in New York, NY under a two-year extension of an operating lease which expires September 30, 2015. The lease required monthly payments of $14,733 from October 2013 to September 2014 and $15,167 from October 2014 to September 2015. There are no further options in the lease for extending the term beyond its current expiration. The Company also leases an apartment in New York, NY under a one-year operating lease which expires June 30, 2015 and requires two six-month payments of $22,800. The future minimum lease payments required under the two leases as of March 31, 2015, are as follows:

For the Years Ending December 31,
2015	$91,000

Rent expense recognized under operating leases was $74,244 and $44,200 for the three months ended March 31, 2015 and 2014, respectively.

Starr Agreement

On January 8, 2013, the Company entered into the Starr Agreement, under which Starr agreed to provide certain services to the Company, including developing strategic business and investment relationships for the Company and providing business consulting services to the Company. In exchange for the services, the Company agreed to pay Starr a monthly fee of $80,000 during the term of the Starr Agreement, which commenced on March 1, 2013, as well as fees to be agreed upon by the Company and Starr for Starr’s arranging agreements with insurance companies. The fee for the three months ended March 31, 2015 was $240,000 (which was included in accounts payable). On March 1, 2014 and on March 1, 2015, the Starr Agreement automatically renewed for one-year periods and will automatically renew for subsequent one-year periods each year thereafter unless either party terminates the agreement prior to the expiration of the then-current term. The Starr Agreement was amended in April 2013 at which time the Company committed to issuing Starr a warrant to acquire up to 21,438,954 shares of our common stock, subject to certain customary adjustments which vests one-fourth (1/4th) of the warrant shares upon issuance and the remaining portion of the warrant shares in three equal annual installments on March 1, 2014, 2015 and 2016, provided, however, that the warrant shall automatically cease to vest upon termination or expiration of the Starr Agreement (See Note 9).

Cegedim Agreement

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

Aetna/Reader’s Digest Agreement

In February 2014, the Company entered into a marketing agreement with Aetna Life Insurance Company (“Aetna”) and Reader’s Digest Financial Services, Inc. (“RD”) pursuant to which RD has agreed to endorse and promote the Aetna-issued group Medicare Supplement insurance policy and other products as the parties may agree to offer in the future. The agreement required Aetna to make a $1 million non-refundable marketing advance against future royalties to the Company and required the Company to pay a $1 million royalty advance to RD. The payments to and from the Company were made in February 2014. For financial statement presentation purposes, the advance received has been reflected in deferred revenue and advance paid has been reflected in prepaid expenses on the condensed consolidated balance sheets. These balance sheets amounts will be accreted/amortized to earnings.

Vantiv Agreement

In November 2014, Grand Card LLC, a wholly-owned subsidiary of the Company and Vantiv, LLC (“Vantiv”) entered into a master services agreement, an Addendum and exhibits thereto (collectively, the “Vantiv Agreement”) pursuant to which Vantiv agreed to provide card issuing and payment processing products and services to Grand Card LLC. Pursuant to the Vantiv Agreement, Grand Card LLC has committed to, among other things, a card purchasing allotment valued at $725,000 over a twelve (12) month period. In the first quarter of 2015, the Company purchased the initial card commitment at an aggregate cost of $168,756 which was recorded as prepaid expense. The balance of the cards shall be purchased before November 2015. The Vantiv Agreement has an initial term of three (3) years and is subject to standard termination provisions as well as customary representations and warranties. In the event of a default under the Vantiv Agreement by Grand Card LLC, Grand Card LLC may be responsible for liquidated damages in an amount based upon the monthly revenue earned by Vantiv for the balance of the term. The Company’s Grand Card venture is a cash rebate debit card that will enable cardholders to purchase pharmaceutical products and consumer goods and services from participating merchants.

HSNi Agreement

On March 19, 2015, the Company entered into an agreement (the “HSN Agreement”) with HSNi, LLC and its affiliates (“HSN”) whereby HSN will produce and broadcast segments promoting the Company’s membership group, the American Grandparents Association, as well as certain co-marketed products and services offered by third parties. The first such product is a supplemental health insurance policy offered by Aetna Life Insurance Company and its affiliates. The HSN Agreement also gives the Company the right to pursue co-marketing opportunities for other products and services offered by third parties, such as life, auto, and homeowners insurance. Under the HSN Agreement, the Company will receive a percentage of certain proceeds generated through the multimedia marketing campaign conducted by the parties. The HSN Agreement has an initial term that runs until December 31, 2015 and is subject to standard termination and extension provisions as well as customary representations and warranties.

12. Concentrations

As of March 31, 2015, three customers represented approximately 83% of the Company’s accounts receivable and four customers represented approximately 80% of the Company’s revenues earned during the period. As of December 31, 2014, four customers represented approximately 84% of the Company’s accounts receivable and two customers represented approximately 39% of the Company’s revenues earned during 2014.

13. Subsequent Events

On April 15, 2015, the Company entered into a demand promissory note (the “April 2015 Demand Note”) in the amount of $25,000 in favor of Mel Harris. The note is unsecured, accrues interest at a rate of 10% per annum and is payable on demand.

On April 28, 2015, Mel Harris, a member of the Company’s board of directors, security holder and advisor to the Company provided a $250,000 loan to the Company. This loan (the “Harris Loan”) amends, restates and cancels (i) the March 2015 Loan (See Note 6) in the initial amount of $150,000, (ii) the $25,000 February 2015 Demand Note and (iii) the $25,000 April 2015 Demand Note (each in favor of Mr. Harris), for an aggregate principal amount of $450,000. The Harris Loan has a term of one (1) year and bears interest at the rate of 5% per annum. Subject to the terms of the amended loan agreement, at Mr. Harris’ election, the Harris Loan may be converted into common stock.

On May 18, 2015, the Company entered into a bridge note in favor of VB Funding LLC, (“Lender”) in the amount of $1 million (the “VB Loan”). The VB Loan has a term of one year and bears interest at an aggregate rate of 7.5% per annum, 2.5% of which shall be payable in cash and 5.0% shall be payable in-kind as additional principal on the VB Loan. The VB Loan is secured by a security interest in the Company’s assets and the Lender has the right to convert the VB Loan into shares of the Company’s common stock at $0.20 per share. The Company also issued to Lender a warrant for 500,000 shares with a term of ten years and an exercise price of $0.30 per share.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Report, the terms “Company,” “we,” “us” and “our” refer to Grandparents.com, Inc. and its subsidiaries, unless the context otherwise requires. In addition, the term “Annual Report” refers to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on April 10, 2015.

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

Overview

We own and operate the Grandparents.com website. As a membership organization and social media community, we connect grandparents, seniors, and “boomers” to differentiated, discounted products and services. Our services are geared to the approximately 70 million grandparents in the U.S., but our audience also includes “boomers” and seniors that are not grandparents. Our website offers content on health, wellbeing, relationships and finances as well as other topics that appeal to our audience. Our business model is to provide group discount benefits for a small membership fee. We believe that our website is one of the leading online communities for our market and is the premier social media platform targeting active, involved grandparents. In addition to our website, our membership association, the AGA, was formed to unite grandparents, “boomers” and seniors. Members of the AGA have access to a range of benefits including discounts on products and services. Members pay $15 annually to the AGA to receive these benefits as well as products and services that are endorsed or recommended by the AGA.

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

Like most developing companies, we face substantial financial challenges particularly in regard to revenue generation, cost control and capital requirements. Revenue for the three months ended March 31, 2015 was $51,988, which reflected an increase of $16,713, or 47%, compared to revenue of $35,275 for the comparable period in 2014. The increase is mostly due to additional ads on our website placed by one advertiser. We decreased our total operating expenses by $364,672, or 13%, to $2,472,639 for the three months ended March 31, 2015 compared to $2,837,311 for the comparable period in 2014 mainly as a result of a decrease in equity-based compensation expense used to pay various parties in lieu of cash and a decrease in legal expenses. We decreased our net loss by $463,800, or 16%, to $2,442,436 for the three months ended March 31, 2015 compared to $2,906,236 for the comparable period in 2014.

We used $1,026,665 in cash for operating activities and $15,000 in cash for investing activities during the three months ended March 31, 2015, offset by $975,000 in cash provided by financing activities during this period. We had a working capital deficit of $3,295,262 as of March 31, 2015. We continue to seek capital to fund ongoing operations. During the first three months of 2014, we raised $700,000 from the issuance of our common stock and warrants to accredited investors in private placement transactions, and $275,000 from loans and short-term advances. Going forward, we will need to raise significant capital in order to successfully implement our business plans. See “Liquidity and Capital Resources” below for additional information regarding our capital raising activities and use of cash.

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

Our Website

Our website offers content on health and wellbeing, relationships and finances as well as recipes, travel tips and recommended activities for grandparents, “boomers” and seniors. Historically, we have generated substantially all of our revenue through the sale of advertisements on our website. We believe the sale of advertisements will become a smaller percentage of total revenue on a going forward basis as other Company revenue streams are initiated.

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

Royalty Arrangements

We intend to derive revenue by endorsing or recommending products and services provided by third parties in return for royalty payments. We have endorsed an online course entitled “Timeless You” created by Deepak Chopra, a health and wellbeing advisor to the Company. This online course consists of six different classes to help participants redefine their age, eliminate stress, maximize energy and find joy in life. The online course is marketed to AGA members and third parties and we receive a royalty for each person who orders the course. The online course first became available in 2014. We have entered into an agreement (the “Aetna Royalty Agreement”) with Aetna Life Insurance Company (“Aetna”), pursuant to which Aetna will offer a group Medicare Supplement insurance policy to AGA members. In exchange for our endorsement, a license to use our intellectual property and access to the AGA membership, Aetna will pay a royalty to the Company. The Aetna Royalty Agreement requires Aetna to design, price and manage the insurance policies. We are not required to perform any insurance producer services under the Aetna Royalty Agreement. As of the date of this Report, Aetna is in the process of filing its policy forms with various state insurance departments.

In February 2014, the Company entered into a marketing agreement with Aetna Life Insurance Company (“Aetna”) and Reader’s Digest Financial Services, Inc. (“RD”) pursuant to which RD has agreed to endorse and promote the Aetna-issued group Medicare Supplement insurance policy and other products as the parties may agree to offer in the future. The agreement required Aetna to make a $1 million non-refundable marketing advance against future royalties to the Company and required the Company to pay a $1 million royalty advance to RD. The payments to and from the Company were made in February 2014. For financial statement presentation purposes, the advance received has been reflected in deferred revenue and advance paid has been reflected in prepaid expenses on the condensed consolidated balance sheets. These balance sheets amounts will be accreted/amortized to earnings.

There can be no guarantee that we will be able to enter into similar agreements or other royalty arrangements with other third parties or that, if we are, the terms of such arrangements will be on terms advantageous to us. To the extent we are able to enter into royalty arrangements, revenues, if any, from such arrangements may be limited in the near term.

Commission Arrangements

On October 29, 2014, a subsidiary of the Company entered into an Aetna Marketing Agreement for Upline Agents and Agencies (the “MA Contract”) with Aetna to offer a Medicare Advantage insurance policy pursuant to which such subsidiary will receive a commission for each such policy sold. The MA Contract became effective January 1, 2015.

Effective on October 31, 2014, a subsidiary of the Company entered into an Aetna Marketing Agreement for Group Contracting Only (the “MS Contract”) with Aetna to offer a Medicare Supplement insurance policy pursuant to which such subsidiary will receive a commission for each such policy sold.

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

In November, 2014, Grand Card LLC, a wholly-owned subsidiary of the Company and Vantiv, LLC (“Vantiv”) entered into a master services agreement, an Addendum and exhibits thereto (collectively, the “Vantiv Agreement”) pursuant to which Vantiv agreed to provide card issuing and payment processing products and services to Grand Card LLC. Pursuant to the Vantiv Agreement, Grand Card LLC has committed to, among other things, a card purchasing allotment valued at $725,000 over a twelve (12) month period. In the first quarter of 2015, the Company purchased the initial card commitment at an aggregate cost of $168,756 which was recorded as prepaid expense. The balance of the cards shall be purchased before November 2015. The Vantiv Agreement has an initial term of three (3) years and is subject to standard termination provisions as well as customary representations and warranties. In the event of a default under the Vantiv Agreement by Grand Card LLC, Grand Card LLC may be responsible for liquidated damages in an amount based upon the monthly revenue earned by Vantiv for the balance of the term.

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

In March 2015, we entered into an agreement (the “HSN Agreement”) with HSNi, LLC and its affiliates (“HSN”) whereby HSN will produce and broadcast segments promoting the Company’s membership group, the American Grandparents Association, as well as certain co-marketed products and services offered by third parties. The first such product is a supplemental health insurance policy offered by Aetna Life Insurance Company and its affiliates. The HSN Agreement also gives the Company the right to pursue co-marketing opportunities for other products and services offered by third parties, such as life, auto, and homeowners insurance. Under the HSN Agreement, the Company will receive a percentage of certain proceeds generated through the multimedia marketing campaign conducted by the parties. The HSN Agreement has an initial term that runs until December 31, 2015 and is subject to standard termination and extension provisions as well as customary representations and warranties.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, equity-based compensation, and the useful lives of tangible and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates.

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

Certain amounts in the 2014 condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current period condensed consolidated financial statements. These reclassifications had no effect on previously reported results.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenue

Revenue for the three months ended March 31, 2015 increased by $16,713, or 47%, to $51,988 compared to $35,275 for the comparable period in 2014. Revenue for each period was derived primarily from advertisements on our website. The increase is due, in part, to an increase in membership dues and to net additional advertisements placed, with one of our advertisers accounting for $26,000 offset by another advertiser accounting for $14,000 less revenue.

As discussed elsewhere in this Report, we do not expect advertising revenue to be our sole source of revenue in the long term.

Operating Expenses

Total operating expenses for the three months ended March 31, 2015 decreased by $364,672, or 13%, to $2,472,639 compared to $2,837,311 for the comparable period in 2014 due to a decrease in equity-based compensation awards and legal expenses during the first quarter of 2015.

Selling and marketing. Selling and marketing expense for the three months ended March 31, 2015 decreased by $59,527, or 63%, to $34,851 compared to $94,378 for the comparable period in 2014 due to a decrease in public relations expenses of $47,000 and a decrease in advertising expenses of $13,000.

Salaries. Salary expense for the three months ended March 31, 2015 increased by $91,638, or 19%, to $576,133 compared to $484,495 for the comparable period in 2014 due to an increase of $150,000 in staff and executive salaries, employee benefits and accrued vacation offset primarily by a decrease of $47,000 in payments to advisors during the period.

Rent. Rent expense for the three months ended March 31, 2015 increased by $30,044, or 68%, to $74,244 compared to $44,200 for the comparable period in 2014 due to an increase in office rent and rental of a corporate apartment starting in July 2014.

Accounting, legal and filing fees. Accounting, legal and filing fees expense for the three months ended March 31, 2015 decreased by $93,545, or 34%, to $179,183 compared to $272,728 for the comparable period in 2014. The decrease was due to lower legal expenses in the first quarter of 2015.

Consulting. Consulting expense for the three months ended March 31, 2015 increased by $68,794, or 24%, to $352,452 compared to $283,658 for the comparable period in 2014. The increase was primarily due to an increase in payments for project management insurance product advisory services of $70,000 in the first quarter of 2015.

Equity-based compensation. Equity-based compensation for the three months ended March 31, 2015 decreased by $412,830, or 30%, to $967,947 compared to $1,380,777 for the comparable period in 2014. The decrease was due to a decrease for the Starr warrant expense of $546,000 offset by a $139,000 increase in options and warrants granted in the first quarter of 2015 versus 2014.

Other general and administrative. Other general and administrative expense for the three months ended March 31, 2015 increased by $15,169, or 9%, to $181,750 compared to $166,581 for the comparable period in 2014.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2015 decreased by $4,415, or 4%, to $106,079 compared to $110,494 for the comparable period in 2014.

Other Income (Expense)

Total other expense was $21,785 for the three months ended March 31, 2015, compared to other expense of $104,200 for the comparable period in 2014, a decrease of $82,415 or 79%, due to a decrease in note interest expense of $100,000 offset by a decrease in other income of $18,000.

Net Loss

Net loss for the three months ended March 31, 2015 was $2,442,436, or $0.02 per basic and diluted share, compared to $2,906,236, or $0.03 per basic and diluted share, for the comparable period in 2014, a decrease of $463,800, or 16%.

Liquidity and Capital Resources

As of March 31, 2015, we had unrestricted cash of $59,935. We expect to finance our operations over the next twelve months primarily through our existing cash and offerings of our equity or debt securities or through bank financing. Our operations have not yet generated positive cash flows. To effectively implement our business plan, we will need to obtain additional financing. If we obtain financing, we would expect to accelerate our business plan and increase our advertising and marketing budget, hire additional staff members and increase our office space and operations all of which we believe would result in the generation of additional revenue and development of our business. We cannot be certain that financing will be available on acceptable terms or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

Recent Capital Raising Efforts

Since January 2014, we have primarily funded our operations through the issuance of our equity and debt securities.

Equity Offerings

During 2014, we entered into securities purchase agreements with several investors pursuant to which we sold, in private transactions, an aggregate of 20,840,000 shares of our common stock and warrants to purchase an aggregate of 5,210,000 shares of our common stock for gross proceeds of $5,210,000. The warrants are exercisable for a period of five years at exercise prices of $0.25-$0.35 per share, subject to customary adjustments.

Since January 1, 2015 and through the filing of this Report (which includes transactions that occurred after the first quarter of 2015), we have sold an aggregate of 2,800,000 shares of our common stock at a price per share of $0.25 in separate private transactions with several accredited investors for an aggregate purchase price of $700,000. In connection with such sales, we issued five-year warrants to purchase an aggregate of 700,000 shares of our common stock at exercise prices of $0.25-$0.35 per share, subject to customary adjustments.

Debt Issuances

In February 2013, we entered into promissory notes (the “February 2013 Notes”) with each of Steven Leber, the Company’s Chairman and Chief Executive Officer, Joseph Bernstein, the Company’s then Co-Chief Executive Officer, Chief Financial Officer and Treasurer, Dr. Robert Cohen, a member of the Company’s board of directors, and Mel Harris, a member of the Company’s board of directors, security holder and advisor to the Company, evidencing loans made by each lender to the Company to fund operations. Each promissory note was issued in the original principal amount of $100,000. Accordingly, the Company received an aggregate of $400,000 from the lenders upon issuance of the February 2013 Notes. The February 2013 Notes are unsecured, accrue interest at a rate of 10% per annum and mature on the earlier of June 30, 2015 or the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of at least $2,000,000. In connection with the issuance of the February Notes, the Company issued to each lender a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share. One of these notes and its accrued interest was terminated effective June 25, 2014 in return for 400,000 shares of the Company’s common stock in connection with the retirement of Mr. Bernstein.

In February 2015, we entered into three demand promissory notes for which the Company received an aggregate of $125,000. One note was issued in favor of Steven Leber for $50,000, one note in favor of Lee Lazarus for $50,000 and one note in favor of Mel Harris for $25,000, all of whom are members of the Company’s board of directors. The notes are unsecured, accrue interest at a rate of 10% per annum and are payable upon demand.

In March 2015, we entered into a loan agreement (the “Loan”) in the amount of $150,000 in favor of Mel Harris. The Loan has a term of one year and bears interest at the rate of 5% per year.  Mr. Harris has the right to convert the Loan into a preferred class of stock if the Company issues such stock within 90 days of the date of the Loan. After 90 days from the date of the Loan, Mr. Harris may, at his option, convert the Loan into 750,000 shares of the Company’s common stock and a five-year warrant to purchase 187,500 shares of common stock at an exercise price of $0.35 per share.

Outstanding Indebtedness

As discussed above, $300,000 is outstanding under the February 2013 Notes, which are due on the earlier of June 30, 2015 or the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of at least $2,000,000. In addition, $125,000 in principal amount is outstanding under demand promissory notes. As also discussed above, $150,000 in principal amount is outstanding or subject to conversion under the Loan.

In addition to the debt instruments described above, we have promissory notes outstanding in favor of Mr. Leber in the principal amount of $78,543 (the “Leber Note”), Meadows Capital, LLC, in the principal amount of $308,914 (the “Meadows Note”) and Leber-Bernstein Group, LLC, which is an entity controlled by Messrs. Leber and Bernstein, in the principal amount of $612,500 (the “LBG Note”). Such promissory notes reflect indebtedness assumed by us in connection with the merger with our predecessor in February 2012. Each of these promissory notes accrue interest at the rate of 5% per annum and mature upon the earlier of (i) the Company having EBITDA of at least $2,500,000 as reflected on its quarterly or annual financial statements filed with the SEC, or (ii) the Company closing a financing with gross proceeds to the Company of at least $10,000,000. The Leber Note and the LBG Note are subordinate in right of payment to the Meadows Note and rank pari passu with each other.

As of the end of the period covered by this Report, the Company did not have any secured debt.

Cash Flow

Net cash flow from operating, investing and financing activities for the periods below were as follows:

	Three Months Ended March 31,
	2015	2014
Cash provided by (used in):
Operating activities	$(1,026,665)	$(897,548)
Investing activities	(15,000)	(78,629)
Financing activities	975,000	1,160,000
Net increase (decrease) in cash:	$(66,665)	$183,823

Cash Used In Operating Activities

For the three months ended March 31, 2015, net cash used in operating activities of $1,026,665 consisted of our net loss of $2,442,436 offset by $1,079,566 in non-cash adjustments for depreciation, amortization, equity-based compensation and issuance of common stock for services, combined with $336,205 in cash provided by changes in working capital and other activities.

For the three months ended March 31, 2014, net cash used in operating activities of $897,548 consisted of net loss of $2,906,236 offset by $1,604,635 in non-cash adjustments for depreciation, amortization, equity-based compensation, issuance of common stock for services and gains on settlement of account payable, combined with $404,053 in cash provided by changes in working capital and other activities.

Cash Used In Investing Activities

For the three months ended March 31, 2015, net cash used in investing activities of $15,000 was entirely for website development.

For the three months ended March 31, 2014, net cash used in investing activities of $78,629 was entirely for website development.

Cash Provided By Financing Activities

For the three months ended March 31, 2015, net cash provided by financing activities of $975,000 consisted of $700,000 in proceeds from private placements and $275,000 in proceeds from loans and short-term advances.

For the three months ended March 31, 2014, net cash provided by financing activities of $1,160,000 consisted of $1,085,000 in proceeds from private placements and $75,000 in proceeds from loans and short-term advances.

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

Item 1A.       Risk Factors.

The risks described in Part I, Item 1A, “Risk Factors” in our Annual Report for the year ended December 31, 2014, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

Since January 1, 2015 and through the filing of this Report (which includes transactions that occurred after the first quarter of 2015), we issued the following securities in transactions that were not registered under the Securities Act of 1933 as amended: (i) an aggregate of 2,800,000 shares of our common stock and warrants to purchase an aggregate of 700,000 shares of our common stock, such warrants being exercisable for a period of five years at exercise prices of $0.25 to $0.35 per share (subject to customary adjustments), for aggregate gross proceeds to the Company of $700,000; (ii) for services rendered to the Company, an aggregate of 24,090 shares of our common stock and (iii) an aggregate of 20,000 shares of our common stock in connection with the cashless exercise of 70,000 warrants for advisory services issued in 2013.

In issuing the securities described above, the Company relied upon the exemption from registration provided by section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

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

Exhibit Number	Description
10.1*	Agreement by and between Grandparents.com, Inc. and HSNi, LLC and its affiliates dated March 19, 2015 (1)
10.2*	Loan Agreement by and between Grandparents.com, Inc. and Mel Harris dated March 27, 2015
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

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

Dated: May 20, 2015	GRANDPARENTS.COM, INC.

/s/ Steven E. Leber
Steven E. Leber
Chief Executive Officer
(Principal Executive Officer)

/s/ Riaz Latifullah
Riaz Latifullah
Chief Financial Officer
(Principal Financial and Accounting Officer)

