Form 10-Q
period 2015-06-30
GRANDPARENTS.COM, INC.
filed 2015-08-19
CIK 1020475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes   ☐   No   ☒

As of August 19, 2015, there were 132,268,582 shares of the registrant’s common stock, $.01 par value per share, outstanding.

GRANDPARENTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2015

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2015	2014
	(Unaudited)
TOTAL ASSETS
Current assets:
Cash	$204,330	$126,600
Accounts receivable	56,163	94,576
Prepaid expenses	1,831,569	1,357,940
Total current assets	2,092,062	1,579,116

Property and equipment, net	21,265	27,924

Other assets:
Security deposits and other	277,970	50,000
Intangibles, net	1,065,758	1,220,025
Total other assets	1,343,728	1,270,025

Total assets	$3,457,055	$2,877,065

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,552,477	$1,825,031
Accrued expenses	434,125	298,589
Deferred revenue	1,005,074	1,006,156
Deferred officer salary	226,875	226,875
Notes payable	1,849,957	1,299,957
Convertible bridge notes, net	571,657	-
Total current liabilities	6,640,165	4,656,608

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 0 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.01 par value, 350,000,000 shares authorized, 132,068,582 and 129,224,492 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,320,686	1,292,245
Additional paid-in capital	40,109,504	36,956,280
Accumulated deficit	(44,613,300)	(40,028,068)
Total stockholders’ deficit	(3,183,110)	(1,779,543)

Total liabilities and stockholders’ deficit	$3,457,055	$2,877,065

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Commission revenue	100,000	-	100,000	-
Advertising and other revenue	$42,582	$57,346	$94,570	$92,621
Total revenue	142,582	57,346	194,570	92,621

Operating expenses:
Selling and marketing	94,318	70,783	129,169	165,161
Salaries	515,198	569,054	1,091,331	1,053,549
Rent	41,734	44,200	115,978	88,400
Accounting, legal and filing fees	178,392	347,637	357,575	620,365
Consulting	287,210	304,510	639,662	588,168
Equity-based compensation	788,965	1,321,377	1,756,912	2,702,154
Other general and administrative	195,856	118,070	377,606	284,651
Depreciation and amortization	106,008	129,257	212,087	239,751
Total operating expenses	2,207,681	2,904,888	4,680,320	5,742,199

Other income (expense):
Interest expense, net	(77,697)	(281,267)	(99,482)	(403,592)
Other income (expense), net	-	(10,000)	-	8,125

Total other expense	(77,697)	(291,267)	(99,482)	(395,467)

Net loss	$(2,142,796)	$(3,138,809)	$(4,585,232)	$(6,045,045)

Net loss per share-basic and diluted	$(0.02)	$(0.03)	$(0.03)	$(0.06)

Weighted average common shares outstanding, basic and diluted	138,068,582	111,830,785	131,457,897	106,210,062

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,585,232)	$(6,045,045)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	212,087	239,751
Equity-based compensation	1,170,004	1,309,569
Amortization of stock issued for services	586,906	1,392,584
Issuance of common stock for services	5,541	46,875
Amortization of discount on bridge notes payable	41,657	60,364
Gain on settlement of accounts payable	-	8,125
Accounts receivable, net	38,413	29,699
Prepaid expenses	(452,386)	(1,069,574)
Accounts payable	715,446	201,217
Accrued expenses	147,536	335,021
Deferred officer salary	-	241,875
Deferred revenues	(1,082)	1,000,000
Net cash used in operating activities	(2,121,110)	(2,249,539)

Cash flows from investing activities:
Capitalized website development costs	(51,160)	(155,232)
Net cash used in investing activities	(51,160)	(155,232)

Cash flows from financing activities:
Repayments of loans and short-term advances	(200,000)	-
Proceeds from private placement, net	700,000	2,854,000
Proceeds from loans and short-term advances	1,750,000	75,000
Net cash provided by financing activities	2,250,000	2,929,000

Net increase in cash	77,730	524,229
Cash, beginning of period	126,600	59,306
Cash, end of period	$204,330	$583,535

Supplemental cash flow information:
Fair value of warrants issued in exchange for services	$836,119	$-
Warrant issued in connection with secured convertible bridge notes	$470,000	$-
Cashless exercise of warrants to common stock	$200	$598
Settlement of liabilities via issuance of equity	$5,541	$604,660
Fair value of warrants charged to capital	$-	$2,655,215
Interest expense charged to capital	$-	$135,411
Conversion of convertible bridge notes to equity	$-	$1,002,800

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2014	-	-	129,224,492	$1,292,245	$36,956,280	$(40,028,068)	$(1,779,543)
Equity based compensation	-	-	-	-	2,006,124	-	2,006,124
Warrant discount on secured convertible bridge note	-	-	-	-	470,000	-	470,000
Issuance of common shares and warrants for severance /services	-	-	24,090	241	5,300	-	5,541
Proceeds from sale of common shares and warrants	-	-	2,800,000	28,000	672,000	-	700,000
Exercise of warrants	-	-	20,000	200	(200)	-	-
Net loss for the period	-	-	-	-	-	(4,585,232)	(4,585,232)
Balance, June 30, 2015	-	$-	132,068,582	$1,320,686	$40,109,504	$(44,613,300)	$(3,183,110)

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

3. Going Concern

The Company has incurred a net loss of approximately $2.1 million and $4.6 million during the three and six months ended June 30, 2015, and used approximately $1.1 million and $2.1 million in cash for operating activities during the three and six months ended June 30, 2015. The Company has an accumulated deficit of $44,613,300 and a stockholders’ deficit of $3,183,110 as of June 30, 2015. Without additional capital from existing or outside investors or further financing, the Company’s ability to continue to implement its business plan may be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans to obtain such resources for the Company include raising additional capital through sales of its equity or debt securities. In addition, management is seeking to streamline its operations and expand its revenue streams, endorsement opportunities and the Grand Card; the Company’s cash rebate debit card. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

On July 1, 2014, the Company appointed Mel Harris to serve as a member of the board of directors to fill an open vacancy. On the same date, the Company also entered a five-year consulting agreement with Mr. Harris. Upon the Company becoming cash flow positive, Mr. Harris will be paid $225,000 per year pursuant to the terms of the consulting agreement. Mr. Harris also received a five-year warrant to purchase 5 million shares of the Company’s common stock at an exercise price of $0.34, vesting half immediately and the balance over two years quarterly. The portion of the warrant which vested immediately as of July 1, 2014 had a fair market value of approximately $763,000 and the portion which vested as of June 30,2015 had a fair market value of approximately 221,000 (a combined fair value of approximately $984,000) all of which was recorded as an expense in the statement of operations when vested. During the six months ended June 30, 2015, approximately $96,000 was recorded as an expense in the statement of operations.

5. Intangible Assets

Intangible assets, all of which are finite-lived, consisted of the following at June 30, 2015 and December 31, 2014:

	Estimated Useful	June 30,	December 31,
	Lives (in Years)	2015	2014
URL and trademarks	4	$1,000,000	$1,000,000
Website and mobile application development	3	526,642	975,482
Customer relationships	3	-	1,000,000
		1,526,642	2,975,482
Less: accumulated amortization		(460,884)	(1,755,457)
Intangible assets, net		$1,065,758	$1,220,025

During 2014 when we performed our annual impairment assessment, we determined that indicators of impairment existed for the URL and trademarks, and the Company recognized an intangible asset impairment expense of $2,433,911 for the year ended December 31, 2014. On March 31, 2015, the Company wrote off costs and accumulated amortization of $500,000 and $1,000,000 for fully amortized costs of website development and customer relationships, respectively. These costs and their related accumulated amortization were recorded as intangible assets in connection with the February 23, 2012 merger that resulted in Grandparents.com, Inc. becoming a public company. These costs related to previous efforts to create and develop the Grandparents.com website and to establish relationships with customers and suppliers. They were all fully amortized in May 2013. Subsequent to the merger, the website was rebuilt and approximately $270,000 in costs were capitalized from June 2012 through December 2012. During 2014 and the period ended June 30, 2015, additional costs of approximately $190,000 and $51,160, respectively, were capitalized for further enhancements. No additional costs were capitalized in connection with customer relationships since the merger.

Amortization expense related to intangible assets amounted to $103,096 and $116,915 for the three months ended June 30, 2015 and 2014, respectively, and $205,428 and $225,116 for the six months ended June 30, 2015 and 2014, respectively. The future amortization expense for each of the five succeeding years related to all finite-lived intangible assets that are currently recorded in the balance sheets is estimated as follows at June 30, 2015:

For the Years Ending December 31,
2015	$192,876
2016	331,856
2017	291,026
2018	250,000
2019	-
$1,065,758

6. Notes Payable

Notes payable consisted of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Notes payable assumed February 2012	$999,957	$999,957
Promissory notes – February 2013	300,000	300,000
Promissory notes – February 2015	100,000	-
Convertible promissory note – April 2015 Promissory Notes Consolidation	450,000	-
Convertible promissory note – May 2015 Bridge Loan	1,000,000	-
	2,849,957	1,299,957
Less: debt discount	(428,343)	-
Notes payable and convertible bridge notes, net	$2,421,614	$1,299,957

Accrued interest expense included in accrued expenses at June 30, 2015 and December 31, 2014 was $246,667 and $164,244, respectively.

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

Promissory Notes – February 2013

In February 2013, the Company issued four (4) promissory notes totaling $400,000 (the “February 2013 Notes”). The February 2013 Notes are unsecured, accrue interest at a rate of 10% per annum and were to mature on the earlier of March 1, 2014 or the closing of a single transaction (whether debt, equity or a combination of both) that resulted in aggregate gross proceeds to the Company of $10,000,000. On March 1, 2014, May 6, 2014, July 8, 2014, August 30, 2014, October 31, 2014, December 31, 2014, March 23, 2015 and July 8, 2015, the Company entered into amendments to the outstanding February 2013 Notes extending the stated maturity dates. Pursuant to the most recent amendments, the maturity date of each remaining promissory note was extended until the earlier of (i) July 30, 2015, (ii) the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of at least $2,000,000, or (iii) the acceleration of the maturity of the promissory note upon the occurrence of an Event of Default (as defined in each of the promissory notes). One of these notes and its accrued interest was terminated effective June 25, 2014 in return for 400,000 shares of the Company’s common stock in connection with the Retirement Agreement (See Note 4). An expense of $28,000 was recorded in connection with the termination of this note. Notwithstanding the terminated note, the Company accounted for these amendments as a modification with no resulting gain or loss. The three (3) remaining February 2013 Notes were repaid in full on July 9, 2015.

Promissory Notes – February 2015

On February 5, 2015, the Company entered into three (3) demand promissory notes (the “February 2015 Demand Notes”) in the aggregate amount of $125,000. One note was issued in favor of Steve Leber for $50,000, one note in favor of Lee Lazarus for $50,000 and one note in favor of Mel Harris for $25,000, all of whom are members of the Company’s board of directors. The notes are unsecured, bear interest at a rate of 10% per annum, and are payable upon demand. On April 28, 2015, the February 2015 Demand Note in favor of Mel Harris was amended and consolidated to the Harris April 2015 Loan as described below. The Company accounted for this amendment as a modification with no resulting gain or loss. The two (2) remaining promissory notes were repaid in full on July 9, 2015.

Promissory Note – March 2015

On March 27, 2015, the Company executed a loan agreement (the “March 2015 Loan”) in the amount of $150,000 in favor of Mel Harris, a member of the Company’s board of directors. The March 2015 Loan had a term of one year and an interest rate of 5% per year. On April 28, 2015, the March 2015 Loan in favor of Mel Harris was amended and consolidated to the Harris April 2015 Loan as described below.

Promissory Note – April 2015

On April 15, 2015, the Company entered into a demand promissory note (the “April 2015 Demand Note”) in the amount of $25,000 in favor of Mel Harris. The note is unsecured, accrues interest at a rate of 10% per annum and is payable on demand. On April 28, 2015, the April 2015 Demand Note in favor of Mel Harris was amended and consolidated to the Harris April 2015 Loan as described below. The Company accounted for this amendment as a modification with no resulting gain or loss.

Convertible Promissory Note – April 2015 Promissory Notes Consolidation

On April 28, 2015, Mel Harris, a member of the Company’s board of directors, security holder and advisor to the Company provided a $250,000 loan to the Company. This loan (the “Harris April 2015 Loan”) amends, restates and cancels (i) the March 2015 Loan in the initial amount of $150,000, (ii) the $25,000 February 2015 Demand Note and (iii) the $25,000 April 2015 Demand Note (each in favor of Mr. Harris), for an aggregate principal amount of $450,000. The Harris April 2015 Loan has a term of one (1) year and bears interest at the rate of 5% per annum and could have been converted at the option of Mr. Harris into a preferred class of stock by July 27, 2015. Since the Company did not issue such stock by July 27, 2015, the loan may be converted at the option of the holder into 2,250,000 shares of the Company’s common stock, along with a five-year warrant to purchase 1,125,000 shares of common stock at an exercise price of $0.30 per share. If the loan is ultimately converted into common stock, it will result in a contingent beneficial conversion feature that will be recognized when the contingency is resolved based on its intrinsic value at the commitment date.

Convertible Promissory Note – May 2015 Bridge Loan

On May 18, 2015, the Company entered into a bridge note in favor of VB Funding LLC, (“VB Lender”) in the amount of $1,000,000 (the “VB Bridge Loan”). The VB Bridge Loan has a term of one year and bears interest at an aggregate rate of 7.5% per annum, 2.5% of which shall be payable in cash and 5.0% shall be payable in-kind as additional principal on the VB Bridge Loan. The VB Bridge Loan is secured by an interest in the Company’s assets and VB Lender has the right to convert the VB Bridge Loan at the maturity date into shares of the Company’s common stock at $0.20 per share which gave rise to a beneficial conversion feature. The fair market value of the beneficial conversion feature as of May 18, 2015 was $360,000. In connection with the VB Bridge Loan, VB Lender received a ten-year warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.30 per share. As of May 18, 2015, the warrant had a relative fair market value of $110,000 and was recorded as a debt discount in the condensed consolidated balance sheets. The note was included as part of the new credit agreement between the Company and VB Lender entered into on July 8, 2015 (the “Credit Agreement”) (See Note 13).

Total interest expense, net, for the three and six months ended June 30, 2015 attributable to amortization of debt discount related to warrants was $41,657.

Total interest expense, net, charged to operations amounted to $77,697 and $281,267 for the three months ended June 30, 2015 and 2014, respectively, and $99,482 and $403,592 for the six months ended June 30, 2015 and 2014, respectively. The future principal maturities related to all notes payable obligations excluding debt discount is estimated as follows at June 30, 2015:

For the Years Ending December 31,
2015	$300,000
2016	1,450,000
2017	1,099,957
$2,849,957

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

During the six months ended June 30, 2015, the Company issued 24,090 shares of its common stock to a consultant in exchange for services performed for the Company by the recipient thereof. The aggregate fair value of the shares issued to the consultant was $5,541, which was expensed during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Company issued 20,000 shares of its common stock in connection with the cashless exercise of 70,000 warrants for advisory services issued in 2013.

During the six months ended June 30, 2015, the Company entered into securities purchase agreements with accredited investors pursuant to which the Company sold, in private transactions, an aggregate of 2,800,000 shares of the Company’s common stock and warrants to purchase 700,000 shares of the Company’s common stock for aggregate gross proceeds to the Company of $700,000. The warrants are exercisable for a period of five years at exercise prices of $0.25-$0.35 per share, subject to customary adjustments.

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

During 2014, the Company granted 60,000 options which expire two years from the date of grant, 5,600,000 options which expire five years from the date of grant and 6,240,000 options which expire ten years from the date of grant to purchase shares of common stock under the Plan to employees and officers. The options had exercise prices ranging from $0.28 to $0.34 per share and a grant date fair value ranging from $0.21 to $0.33 per option. The exercise price per share and stock price per share on the date of grant were equal.

During 2014, 250,000 options were re-priced from an exercise price of $0.60 per share to an exercise price of $0.33 per share. Re-priced options were treated as cancelled and reissued on the date of re-pricing, resulting in a charge in the amount of $35,331 in 2014.

During 2015, the Company granted 250,000 options which expire five years from the date of grant and 200,000 options which expire ten years from the date of grant to purchase shares of common stock under the Plan to a consultant and an employee, respectively. The options had an exercise price of $0.21 per share and grant date fair values of $0.18 and $0.20 per option for the consultant and the employee, respectively. The exercise price per share and stock price per share on the date of grant were equal. The options granted to the consultant vested immediately and had a fair market value of $44,450 and were recorded as an expense in the condensed consolidated statements of operations for the six months ended June 30, 2015.

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

Risk-free interest rate	1.44-1.76%
Expected life (years)	2-10
Expected volatility	126-184%
Dividend yield	-

A summary of stock option activity for the six months ended June 30, 2015 and the year ended December 31, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	12,485,000	$0.24	8.86
Granted and reissued	12,150,000	0.33
Forfeited and cancelled	(250,000)	0.60
Outstanding at December 31, 2014	24,385,000	0.28	7.52	$445,000
Granted and reissued	450,000	0.21
Forfeited and cancelled	-	-
Outstanding at June 30, 2015	24,835,000	$0.28	7.01	$326,500

Exercisable at June 30, 2015	15,874,251	$0.26	7.53	$280,200

The compensation expense recognized for Plan and non-Plan options awarded for the three-months ended June 30, 2015 and 2014 was $459,877 and $454,650, respectively. The compensation expense recognized for Plan and non-Plan options awarded for the six months ended June 30, 2015 and 2014 was $974,895 and $753,731, respectively. Total unrecognized compensation costs related to non-vested equity-based compensation arrangements was $2,556,254 and $969,448 as of June 30, 2015 and 2014, respectively. That cost is expected to be recognized over the remaining vesting period of 42 months.

9. Warrants

During 2014, the Company granted warrants to purchase 5,210,000 shares of common stock in connection with securities purchase agreements, warrants to purchase 275,000 shares of common stock in connection with the Retirement Agreement (See Note 4) and warrants to purchase 30,349,864 shares of common stock in connection with services to the Company. The warrants had exercise prices ranging from $0.05 to $0.50 per share and they expire five years from the date of grant.

During 2014, the Company issued 1,099,519 shares of its common stock in connection with the cashless exercise of 2,544,201 warrants and 100,000 warrants with an exercise price of $0.34 per share were cancelled and replaced with 100,000 shares of the Company’s common stock valued at $24,000. The initial value of the warrant was valued at $30,510 and was expensed at the date issued.

During the three months ended March 31, 2015, the Company granted warrants to purchase 700,000 shares of common stock in connection with securities purchase agreements. The warrants had exercise prices ranging from $0.25 to $0.35 per share and they expire five years from the date of grant.

During the three months ended March 31, 2015, the Company issued 20,000 shares of its common stock in connection with the cashless exercise of 70,000 warrants.

During the three months ended June 30, 2015, the Company granted warrants to purchase 500,000 shares of common stock to VB Lender in connection with a convertible promissory note with VB Lender (See Note 6).

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

Risk-free interest rate	1.19-1.78%
Expected life (years)	3-5
Expected volatility	123-184%
Dividend yield	-

A summary of warrant activity for the six months ended June 30, 2015 and the year-ended December 31, 2014 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	24,903,660	$0.26	3.63
Granted	35,834,864	0.15	-
Exercised	(2,544,201)	-	-
Forfeited and cancelled	(100,000)	0.34	-
Outstanding at December 31, 2014	58,094,323	0.20	3.48	$4,164,331
Granted	1,200,000	0.31
Exercised	(70,000)	0.14
Outstanding at June 30, 2015	59,224,323	$0.20	3.07	$3,462,283

Exercisable at June 30, 2015	50,185,418	$0.20	3.38	$2,593,724

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

In June 2015, the Company committed to issuing performance-based warrants in subsequent years under a three-year agreement with a consultant (See Note 11).

10. Income Taxes

ASC 740-10 “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”) requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates Company tax positions on an annual basis and has determined that as of June 30, 2015, no accruals for uncertain tax positions are necessary.

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

11. Commitments

Operating Leases

The Company leases an office in New York, NY under a two-year extension of an operating lease which expires September 30, 2015. The lease required monthly payments of $14,733 from October 2013 to September 2014 and $15,167 from October 2014 to September 2015. There are no further options in the lease for extending the term beyond its current expiration. The Company also leased an apartment in New York, NY under a one-year operating lease which expired June 30, 2015, required two six-month payments of $22,800 and was not renewed. The future minimum lease payments required under the office lease as of June 30, 2015, are as follows:

For the Years Ending December 31,
2015	$45,500

Rent expense recognized under operating leases was $41,734 and $44,200 for the three months ended June 30, 2015 and 2014, respectively, and $115,978 and $88,400 for the six months ended June 30, 2015 and 2014.

Starr Agreement

On January 8, 2013, the Company entered into the Starr Agreement, under which Starr agreed to provide certain services to the Company, including developing strategic business and investment relationships for the Company and providing business consulting services to the Company. In exchange for the services, the Company agreed to pay Starr a monthly fee of $80,000 during the term of the Starr Agreement, which commenced on March 1, 2013, as well as fees to be agreed upon by the Company and Starr for Starr’s arranging agreements with insurance companies. The fee for the three and six months ended June 30, 2015 was $240,000 and $480,000, respectively and were included in accounts payable on June 30, 2015. On March 1, 2014 and on March 1, 2015, the Starr Agreement automatically renewed for one-year periods and will automatically renew for subsequent one-year periods each year thereafter unless either party terminates the agreement prior to the expiration of the then-current term. The Starr Agreement was amended in April 2013 at which time the Company committed to issuing Starr a warrant to acquire up to 21,438,954 shares of our common stock, subject to certain customary adjustments which vests one-fourth (1/4th) of the warrant shares upon issuance and the remaining portion of the warrant shares in three equal annual installments on March 1, 2014, 2015 and 2016, provided, however, that the warrant shall automatically cease to vest upon termination or expiration of the Starr Agreement (See Note 9).

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

Aetna/Reader’s Digest Agreement

In February 2014, the Company entered into a marketing agreement (the “RD Agreement”) with Aetna Life Insurance Company (“Aetna”) and Reader’s Digest Financial Services, Inc. (“RD”) pursuant to which RD has agreed to endorse and promote the Aetna-issued group Medicare Supplement insurance policy and other products as the parties may agree to offer in the future. The agreement required Aetna to make a $1,000,000 non-refundable marketing advance against future royalties to the Company and required the Company to pay a $1,000,000 royalty advance to RD. The payments to and from the Company were made in February 2014. For financial statement presentation purposes, the advance received has been reflected in deferred revenue and the advance paid has been reflected in prepaid expenses on the condensed consolidated balance sheets. As of June 30, 2015, the deferred revenue and the prepaid expense balances were $998,486. These balance sheets amounts will be accreted/amortized to earnings. On June 29, 2015, RD delivered a notice of termination of the RD Agreement. Pursuant to the terms of the RD Agreement, the effective date of the termination is July 29, 2015. As a result of this termination, the Company will record other income and other expense in equal amounts in the third quarter of 2015 with a net effect of zero on the condensed consolidated statements of operations. The accounting entries will also eliminate from the condensed consolidated balance sheets the corresponding remaining deferred revenue and prepaid expense balances.

Vantiv Agreement

In November 2014, Grand Card LLC, a wholly-owned subsidiary of the Company and Vantiv, LLC (“Vantiv”) entered into a master services agreement, an Addendum and exhibits thereto (collectively, the “Vantiv Agreement”) pursuant to which Vantiv agreed to provide card issuing and payment processing products and services to Grand Card LLC. Pursuant to the Vantiv Agreement, Grand Card LLC has committed to, among other things, a card purchasing allotment valued at $725,000 over a twelve (12) month period. In the first quarter of 2015, the Company purchased the initial card commitment at an aggregate cost of $168,756 which was recorded as prepaid expense since the cards have not been issued as of June 30, 2015. The balance of the cards shall be purchased before November 2015. The Vantiv Agreement has an initial term of three (3) years and is subject to standard termination provisions as well as customary representations and warranties. In the event of a default under the Vantiv Agreement by Grand Card LLC, Grand Card LLC may be responsible for liquidated damages in an amount based upon the monthly revenue earned by Vantiv for the balance of the term. The Company’s Grand Card venture is a cash rebate debit card that will enable cardholders to purchase pharmaceutical products and consumer goods and services from participating merchants.

HSNi Agreement

On March 19, 2015, the Company entered into an agreement (the “HSN Agreement”) with HSNi, LLC and its affiliates (“HSN”) whereby HSN will produce and broadcast segments promoting the Company’s membership group, the American Grandparents Association, as well as certain co-marketed products and services offered by third parties. The first such product is a supplemental health insurance policy offered by Aetna Life Insurance Company and its affiliates. The HSN Agreement also gives the Company the right to pursue co-marketing opportunities for other products and services offered by third parties, such as life, auto, and homeowners insurance. Under the HSN Agreement, the Company will receive a percentage of certain proceeds generated through the multimedia marketing campaign conducted by the parties. During the six months ended June 30, 2015, the Company recorded $100,000 as commission revenue under the HSN Agreement. The HSN Agreement has an initial term that runs until December 31, 2015 and is subject to standard termination and extension provisions as well as customary representations and warranties.

Other Commitments

On June 30, 2015, the Company entered into an agreement with a consultant who will provide sales-related services to the Company. In addition to fees for services, the Company may issue warrants following each calendar year of the three-year term if certain performance milestones are achieved by the consultant. For every 5,000 Grandparent.com-endorsed products sold in 2015 as a result of the consultant’s efforts, the Company will grant warrants to purchase 500,000 shares of common stock. For every 10,000 Grandparent.com-endorsed products sold in each calendar year thereafter of the three-year term as a result of the consultant’s efforts, the Company will grant warrants to purchase 1,000,000 shares of common stock.

12. Concentrations

As of June 30, 2015, two customers represented approximately 89% of the Company’s accounts receivable and four customers represented approximately 51% of the Company’s revenues earned during the period. As of December 31, 2014, four customers represented approximately 84% of the Company’s accounts receivable and two customers represented approximately 39% of the Company’s revenues earned during 2014.

13. Subsequent Events

On July 8, 2015, the Company and VB Lender entered into a Credit Agreement which provides for a multi-draw term loan credit facility (the “VB Loan”) in an aggregate amount not to exceed $8,000,000. The VB Loan is to be advanced in two disbursements: the first of which was disbursed by VB Lender on July 8, 2015 in the amount of $5,000,000 (which includes the $1,000,000 amount previously funded on May 18, 2015 pursuant to the VB Bridge Loan) and the second disbursement, which may be made at the Company’s discretion, in an amount up to $3,000,000 at any time on or prior to January 29, 2016. With respect to the consolidation of the VB Bridge Loan into the VB Loan, the Company accounted for it as a modification with no resulting gain or loss.

The Company intends to use borrowings under the Credit Agreement to fund the operations of the Company, including the repayment of certain outstanding indebtedness. The Company is subject to certain customary limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Credit Agreement includes usual and customary events of default, the occurrence of which could lead to an acceleration of the Company’s obligations thereunder.

Outstanding indebtedness under the VB Loan may be voluntarily prepaid at any time, in whole or in part, without premium or penalty. The indebtedness under the VB Loan is due July 8, 2025 and bears interest at an aggregate of 7.5% per annum, 2.5% of which shall be payable in cash and 5.0% shall be payable in-kind as additional principal. The VB Loan is secured by an interest in the Company’s and certain of its subsidiaries’ assets and each such subsidiary has guaranteed the repayment of the VB Loan. At any time, the Lender has the right to convert the outstanding balance of the VB Loan into shares of common stock of the Company, at a conversion price per share equal to $0.20 (subject to customary adjustments) which gives rise to a beneficial conversion feature with a value of $1,950,000. This beneficial conversion feature value will be recorded as a discount to the VB Loan and amortized to interest expense over the life of the loan.

In connection with the execution of the Credit Agreement, the Company and VB Lender entered into a warrant agreement pursuant to which the Company issued to VB Lender a 10-year warrant to purchase up to 12,500,000 shares of common stock of the Company at a purchase price of $0.30 per share. The relative fair market value of $1,700,000 for this warrant will be recorded as a debt discount on the date of the note. Upon the second disbursement under the VB Loan, the Company will issue to VB Lender a 10-year warrant to purchase up to 7,500,000 shares of common stock of the Company at a purchase price of $0.30 per share. VB Lender has agreed to cancel the previously issued warrant issued in connection with the VB Bridge Loan.

On July 8, 2015, the Company entered into amendments effective as of July 1, 2015 (each a “Note Amendment” and collectively the “Note Amendments”) to each of those three (3) remaining February 2013 Notes with each of (i) Steven Leber, the Company’s Chairman and Chief Executive Officer, (ii), Meadows Capital LLC, an entity controlled by Dr. Robert Cohen, a member of the Company’s board of directors, and (iii) Mel Harris, a member of the Company’s board of directors (each, a “Lender”) evidencing loans made by each Lender to the Company to fund operations. Each Promissory Note was issued in the original principal amount of $100,000. Pursuant to the Note Amendments, the maturity date of each Promissory Note was extended until the earlier of (i) July 30, 2015, (ii) the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of $2,000,000 or (iii) the acceleration of the maturity of the Promissory Note upon the occurrence of an Event of Default (as defined in each of the Promissory Notes). The remaining three (3) February 2013 Notes were repaid in full on July 9, 2015.

On July 17, 2015, the Company granted 1,000,000 options which will expire ten years from the grant date to purchase shares of common stock to eligible persons under the Plan. The options had exercise prices of $0.18 per share and a grant date fair value of $0.18 per option.

In July 2015, the Company issued 200,000 shares of common stock to an existing investor at no additional investment pursuant to the terms of its previously executed securities purchase agreement.

In July 2015, the Company paid deferred officer salary in the amount of $226,875.

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

In keeping with our plan to expand revenue streams so that the Company is not solely dependent on advertising revenue, we are focusing more on developing products and services for our members, the sale and/or promotion of which is expected to derive new revenue opportunities for the Company. Examples of such products are the Aetna supplemental health insurance policy and the Grand Card cash rebate debit card, both of which are expected to provide additional value to our members while simultaneously providing the Company with certain transactional-based revenues. The focus on products and services is being accomplished both directly and through our partnerships which include deals and discounts at nationally-recognized brand name retailers. We expect that this expansive strategy will enhance membership value, meet consumer needs and generate new revenue opportunities for the Company.

Furthermore, given our experience in the 50+ market, we are also beginning to focus on the caregiver space as a market opportunity that has become more relevant in the consumer market as it relates to aging parents and caring decisions. We are exploring partnership opportunities in that space that could contribute to new revenue streams for the Company.

By developing meaningful products and services for our members and promoting their distribution through strategic partners, such as our previously discussed business relationship with HSNi, LLC and its affiliates (“HSN”), we expect to rely less on advertising revenue and more on revenue derived from mutually-beneficial partnership arrangements.

Like most developing companies, we face substantial financial challenges particularly in regard to revenue generation, cost control and capital requirements. Revenue for the six months ended June 30, 2015 was $194,570, which reflected an increase of $101,949, or 110%, compared to revenue of $92,621 for the comparable period in 2014. We decreased our total operating expenses by $1,061,879, or 18%, to $4,680,320 for the six months ended June 30, 2015 compared to $5,742,199 for the comparable period in 2014 mainly as a result of a decrease in equity-based compensation expense. We decreased our net loss by $1,459,813, or 24%, to $4,585,232 for the six months ended June 30, 2015 compared to $6,045,045 for the comparable period in 2014.

We used $2,121,110 in cash for operating activities and $51,160 in cash for investing activities during the six months ended June 30, 2015, offset by $2,250,000 in cash provided by financing activities during this period. We had a working capital deficit of $4,548,103 as of June 30, 2015. We continue to seek capital to fund ongoing operations. During the first six months of 2015, we raised $700,000 from the issuance of our common stock and warrants to accredited investors in private placement transactions and $1,550,000 from loans and short-term advances, net. Going forward, we will need to raise significant capital in order to successfully implement our business plans. See “Liquidity and Capital Resources” below for additional information regarding our capital raising activities and use of cash.

On July 8, 2015, the Company and VB Funding, LLC (“VB Lender”) entered into a credit agreement (the “VB Loan”), which provides for an aggregate amount not to exceed $8,000,000. $5,000,000 (which included the $1,000,000 amount previously funded on May 18, 2015 (the “VB Bridge Loan”)) was disbursed on July 8, 2015 and the Company has the right, in its discretion, to draw down an amount up to $3,000,000 at any time on or prior to January 29, 2016.

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

Our Website

Our website offers content on health and wellbeing, relationships and finances as well as recipes, travel tips and recommended activities for grandparents, “boomers” and seniors. Historically, we have generated substantially all of our revenue through the sale of advertisements on our website. We believe the sale of advertisements will become a smaller percentage of total revenue on a going forward basis as other Company revenue streams are initiated. Our website averaged 1,092,500 visits per month and 760,600 unique users per month for the period ended June 30, 2015 according to Google Analytics.

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

Grand Giveaways and Premium Membership

With the introduction of a paid membership to the AGA, we have separated the offers formerly available in the Grand Deals portion of our website into two separate areas: Grand Giveaways and Premium Membership. Grand Giveaways will continue to offer giveaways to registered users of the website and Premium Membership will offer curated discounted products and services exclusively to paying members of the AGA.

We offer our promotional partners exposure for their giveaways through various touch points: on our website, via our e-newsletter, and through social media channels. Grand Giveaways consist of consumer goods and services in the areas of entertainment, food and dining, health and wellness, children’s entertainment and education products.

Premium Membership benefits are typically discounted products and services provided by third parties appropriate for the 50+ demographic and their families. Premium Membership benefits include deals and discounts on gifts, jewelry, toys, eyewear, flowers, travel, entertainment (theaters), pet, casino, food and insurance. Premium Membership benefits providers have their promotions featured on our website.

We seek to maintain direct relationships with our promotion providers and regularly have discussions about potential new giveaways, deals, and additional ways they can cross-promote the AGA. Each Grand Giveaway and Premium Membership benefit is subject to the terms provided by the promotion provider which may seek to change, retract, or cancel any giveaway or deal offered in Grand Giveaways and Premium Membership benefits or otherwise to registered users or AGA members.

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

In February 2014, the Company entered into a marketing agreement (the “RD Agreement”) with Aetna Life Insurance Company (“Aetna”) and Reader’s Digest Financial Services, Inc. (“RD”) pursuant to which RD has agreed to endorse and promote the Aetna-issued group Medicare Supplement insurance policy and other products as the parties may agree to offer in the future. The agreement required Aetna to make a $1,000,000 non-refundable marketing advance against future royalties to the Company and required the Company to pay a $1,000,000 royalty advance to RD. The payments to and from the Company were made in February 2014. For financial statement presentation purposes, the advance received has been reflected in deferred revenue and the advance paid has been reflected in prepaid expenses on the condensed consolidated balance sheets. As of June 30, 2015, the deferred revenue and the prepaid expense balances were $998,486. These balance sheets amounts will be accreted/amortized to earnings. On June 29, 2015, RD delivered a notice of termination of the RD Agreement. Pursuant to the terms of the RD Agreement, the effective date of the termination is July 29, 2015. As a result of this termination, the Company will record other income and other expense in equal amounts in the third quarter of 2015 with a net effect of zero on the condensed consolidated statements of operations. The accounting entries will also eliminate from the condensed consolidated balance sheets the corresponding remaining deferred revenue and prepaid expense balances.

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

In November, 2014, Grand Card LLC, a wholly-owned subsidiary of the Company and Vantiv, LLC (“Vantiv”) entered into a master services agreement, an Addendum and exhibits thereto (collectively, the “Vantiv Agreement”) pursuant to which Vantiv agreed to provide card issuing and payment processing products and services to Grand Card LLC. Pursuant to the Vantiv Agreement, Grand Card LLC has committed to, among other things, a card purchasing allotment valued at $725,000 over a twelve (12) month period. In the first quarter of 2015, the Company purchased the initial card commitment at an aggregate cost of $168,756 which was recorded as prepaid expense since the cards have not been issued as of June 30, 2015. The balance of the cards shall be purchased before November 2015. The Vantiv Agreement has an initial term of three (3) years and is subject to standard termination provisions as well as customary representations and warranties. In the event of a default under the Vantiv Agreement by Grand Card LLC, Grand Card LLC may be responsible for liquidated damages in an amount based upon the monthly revenue earned by Vantiv for the balance of the term.

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

In March 2015, we entered into an agreement (the “HSN Agreement”) with HSN whereby HSN will produce and broadcast segments promoting the Company’s membership group, the American Grandparents Association, as well as certain co-marketed products and services offered by third parties. The first such product is a supplemental health insurance policy offered by Aetna Life Insurance Company and its affiliates. The HSN Agreement also gives the Company the right to pursue co-marketing opportunities for other products and services offered by third parties, such as life, auto, and homeowners insurance. Under the HSN Agreement, the Company will receive a percentage of certain proceeds generated through the multimedia marketing campaign conducted by the parties. During the six months ended June 30, 2015, the Company recorded $100,000 as commission revenue under the HSN Agreement. The HSN Agreement has an initial term that runs until December 31, 2015 and is subject to standard termination and extension provisions as well as customary representations and warranties.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

Revenue

Revenue for the three months ended June 30, 2015 increased by $85,236, or 149%, to $142,582 compared to $57,346 for the comparable period in 2014. The increase is mostly due to commission revenue from one customer during the second quarter of 2015.

Operating Expenses

Total operating expenses for the three months ended June 30, 2015 decreased by $697,207, or 24%, to $2,207,681 compared to $2,904,888 for the comparable period in 2014 mostly due to a decrease in equity-based compensation awards and legal expenses during the second quarter of 2015.

Selling and marketing. Selling and marketing expense for the three months ended June 30, 2015 increased by $23,535, or 33%, to $94,318 compared to $70,783 for the comparable period in 2014 due to an increase in production expenses for one vendor of $38,000.

Salaries. Salary expense for the three months ended June 30, 2015 decreased by $53,856, or 9%, to $515,198 compared to $569,054 for the comparable period in 2014 due to a decrease of $59,000 in payments to advisors during the period.

Rent. Rent expense for the three months ended June 30, 2015 decreased by $2,466, or 6%, to $41,734 compared to $44,200 for the comparable period in 2014.

Accounting, legal and filing fees. Accounting, legal and filing fees expense for the three months ended June 30, 2015 decreased by $169,245, or 49%, to $178,392 compared to $347,637 for the comparable period in 2014. The decrease was due to a decrease in legal expenses in the second quarter of 2015.

Consulting. Consulting expense for the three months ended June 30, 2015 decreased by $17,300, or 6%, to $287,210 compared to $304,510 for the comparable period in 2014.

Equity-based compensation. Equity-based compensation for the three months ended June 30, 2015 decreased by $532,412, or 40%, to $788,965 compared to $1,321,377 for the comparable period in 2014. The decrease was due to a decrease for the Starr warrant expense of $260,000 plus a $267,000 decrease in options and warrants granted in the second quarter of 2015 versus 2014.

Other general and administrative. Other general and administrative expense for the three months ended June 30, 2015 increased by $77,786, or 66%, to $195,856 compared to $118,070 for the comparable period in 2014 mostly due to higher commissions, travel and insurance expenses in the second quarter of 2015.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2015 decreased by $23,249, or 18%, to $106,008 compared to $129,257 for the comparable period in 2014.

Total Other Expense

Total other expense was $77,697 for the three months ended June 30, 2015, compared to total other expense of $291,267 for the comparable period in 2014. The decrease of $213,570 or 73% was mostly due to a decrease of $203,570 in interest expense resulting from elimination of certain debt at an executive’s retirement in 2014 and conversion of a promissory note to equity in 2014.

Net Loss

Net loss for the three months ended June 30, 2015 was $2,142,796, or $0.02 per basic and diluted share, compared to $3,138,809, or $0.03 per basic and diluted share, for the comparable period in 2014, a decrease of $996,013, or 32%.

Comparison of the Six Months Ended June 30, 2015 and 2014

Revenue

Revenue for the six months ended June 30, 2015 increased by $101,949, or 110%, to $194,570 compared to $92,621 for the comparable period in 2014. The increase is mostly due to commission revenue from one customer during the six months ended June 30, 2015.

Operating Expenses

Total operating expenses for the six months ended June 30, 2015 decreased by $1,061,879, or 18%, to $4,680,320 compared to $5,742,199 for the comparable period in 2014. The decrease was mostly due to a decrease in equity-based compensation and legal expenses during the first half of 2015.

Selling and marketing. Selling and marketing expense for the six months ended June 30, 2015 decreased by $35,992, or 22%, to $129,169 compared to $165,161 for the comparable period in 2014 due to a decrease in public relations expense of $83,000 partially offset by an increase in production expense of $53,000.

Salaries. Salary expense for the six months ended June 30, 2015 increased by $37,782, or 4%, to $1,091,331 compared to $1,053,549 for the comparable period in 2014 due to the impact of new hires.

Rent. Rent expense for the six months ended June 30, 2015 increased by $27,578, or 31%, to $115,978 compared to $88,400 for the comparable period in 2014 due to rental of a corporate apartment starting in July 2014.

Accounting, legal and filing fees. Accounting, legal and filing fees expenses for the six months ended June 30, 2015 decreased by $262,790, or 42%, to $357,575 compared to $620,365 for the comparable period in 2014. The decrease was due to decreases in legal expenses of $296,000 partially offset by an increase in accounting expenses of $20,000.

Consulting. Consulting expense for the six months ended June 30, 2015 increased by $51,494, or 9%, to $639,662 compared to $588,168 for the comparable period in 2014. The increase was due to the engagement of more other consultants in 2015 than in 2014.

Equity-based compensation. Equity-based compensation for the six months ended June 30, 2015 decreased by $945,242, or 35%, to $1,756,912 compared to $2,702,154 for the comparable period in 2014. The decrease was due to a decrease for the Starr warrant expense of $806,000 and a decrease of $128,000 in options and warrants granted in the first half of 2015 versus 2014.

Other general and administrative. Other general and administrative expense for the six months ended June 30, 2015 increased by $92,955, or 33%, to $377,606 compared to $284,651 for the comparable period in 2014 mostly due to higher insurance expenses of 68,000 in the first half of 2015 versus 2014.

Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2015 decreased by $27,664, or 12%, to $212,087 compared to $239,751 for the comparable period in 2014. The decrease was mostly due to the impact on amortization expense of certain impaired intangibles with shorter useful lives.

Total Other Expense

We had total other expense consisting mainly of interest expense of $99,482 for the six months ended June 30, 2015 compared to total other expense of $395,467 for the comparable period in 2014. The decrease of $295,985, or 75%, was mostly due to a decrease of $304,110 in interest expense resulting from elimination of certain debt at an executive’s retirement in 2014 and conversion of a promissory note to equity in 2014.

Net Loss

Net loss for the six months ended June 30, 2015 was $4,585,232, or $0.03 per basic and diluted share, compared to $6,045,045, or $0.06 per basic and diluted share, for the comparable period in 2014, a decrease of $1,459,813, or 24%.

Liquidity and Capital Resources

As of June 30, 2015, we had unrestricted cash of $204,330. We expect to finance our operations over the next twelve months primarily through our existing cash and offerings of our equity or debt securities or through bank financing. Our operations have not yet generated positive cash flows. To effectively implement our business plan, we will need to obtain additional financing. If we obtain financing, we would expect to accelerate our business plan and increase our advertising and marketing budget, hire additional staff members and increase our office space and operations all of which we believe would result in the generation of additional revenue and development of our business. We cannot be certain that financing will be available on acceptable terms or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

Recent Capital Raising Efforts

Since January 2014 and through the filing of this report (which includes transactions that occurred after the second quarter of 2015), we have primarily funded our operations through the issuance of our equity and debt securities.

Equity Offerings

During 2014, we entered into securities purchase agreements with several investors pursuant to which we sold, in private transactions, an aggregate of 20,840,000 shares of our common stock and warrants to purchase an aggregate of 5,210,000 shares of our common stock for gross proceeds of $5,210,000. The warrants are exercisable for a period of five years at exercise prices of $0.25 to $0.35 per share, subject to customary adjustments.

Since January 1, 2015, we have sold an aggregate of 3,000,000 shares of our common stock at prices per share of $0.20 to $0.25 in separate private transactions with several accredited investors for an aggregate purchase price of $700,000. In connection with such sales, we issued five-year warrants to purchase an aggregate of 700,000 shares of our common stock at exercise prices of $0.25 to $0.35 per share, subject to customary adjustments.

Debt Issuances

In February 2013, the Company issued four (4) promissory notes totaling $400,000 (the “February 2013 Notes”). The February 2013 Notes are unsecured, accrue interest at a rate of 10% per annum and were to mature on the earlier of March 1, 2014 or the closing of a single transaction (whether debt, equity or a combination of both) that resulted in aggregate gross proceeds to the Company of $10,000,000. On March 1, 2014, May 6, 2014, July 8, 2014, August 30, 2014, October 31, 2014, December 31, 2014, March 23, 2015 and July 8, 2015, the Company entered into amendments to the outstanding February 2013 Notes extending the stated maturity dates. Pursuant to the most recent amendments, the maturity date of each remaining promissory note was extended until the earlier of (i) July 30, 2015, (ii) the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of at least $2,000,000, or (iii) the acceleration of the maturity of the promissory note upon the occurrence of an Event of Default (as defined in each of the promissory notes). One of these notes and its accrued interest was terminated effective June 25, 2014 in return for 400,000 shares of the Company’s common stock in connection with a retirement agreement with a former officer of the Company. An expense of $28,000 was recorded in connection with the termination of this note. The Company accounted for these amendments as a modification with no resulting gain or loss. The three (3) remaining February 2013 Notes were repaid in full on July 9, 2015.

On February 5, 2015, the Company entered into three (3) demand promissory notes (the “February 2015 Demand Notes”) in the aggregate amount of $125,000. One note was issued in favor of Steve Leber for $50,000, one note in favor of Lee Lazarus for $50,000 and one note in favor of Mel Harris for $25,000, all of whom are members of the Company’s board of directors. The notes are unsecured, bear interest at a rate of 10% per annum, and are payable upon demand. On April 28, 2015, the February 2015 Demand Note in favor of Mel Harris was amended and consolidated to the Harris April 2015 Loan as described below. The Company accounted for this amendment as a modification with no resulting gain or loss. The two (2) remaining promissory notes were repaid in full on July 9, 2015.

On March 27, 2015, the Company executed a loan agreement (the “March 2015 Loan”) in the amount of $150,000 in favor of Mel Harris, a member of the Company’s board of directors. The March 2015 Loan had a term of one year and an interest rate of 5% per year. On April 28, 2015, the March 2015 Loan in favor of Mel Harris was amended and consolidated to the Harris April 2015 Loan.

On April 28, 2015, Mel Harris, a member of the Company’s board of directors, security holder and advisor to the Company provided a $250,000 loan to the Company. This loan (the “Harris April 2015 Loan”) amends, restates and cancels (i) the March 2015 Loan in the initial amount of $150,000, (ii) the $25,000 February 2015 Demand Note and (iii) the $25,000 April 2015 Demand Note (each in favor of Mr. Harris), for an aggregate principal amount of $450,000. The Harris April 2015 Loan has a term of one (1) year and bears interest at the rate of 5% per annum and could have been converted at the option of Mr. Harris into a preferred class of stock by July 27, 2015. Since the Company did not issue such stock by July 27, 2015, the loan may be converted at the option of the holder into 2,250,000 shares of the Company’s common stock, along with a five-year warrant to purchase 1,125,000 shares of common stock at an exercise price of $0.30 per share. If the loan is ultimately converted into common stock, it will result in a contingent beneficial conversion feature that will be recognized when the contingency is resolved based on its intrinsic value at the commitment date.

On May 18, 2015, the Company entered into a bridge note in favor of VB Lender in the amount of $1,000,000. The VB Bridge Loan has a term of one year and bears interest at an aggregate rate of 7.5% per annum, 2.5% of which shall be payable in cash and 5.0% shall be payable in-kind as additional principal on the VB Bridge Loan. The VB Bridge Loan is secured by an interest in the Company’s assets and VB Lender has the right to convert the VB Bridge Loan at the maturity date into shares of the Company’s common stock at $0.20 per share which gave rise to a beneficial conversion feature. The fair market value of the beneficial conversion feature as of May 18, 2015 was $360,000. In connection with the VB Bridge Loan, VB Lender received a ten-year warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.30 per share. As of May 18, 2015, the warrant had a relative fair market value of $110,000 and was recorded as a debt discount in the condensed consolidated balance sheets. The note was included as part of the new credit agreement between the Company and VB Lender entered into on July 8, 2015 (the “Credit Agreement”).

On July 8, 2015, the Company and VB Lender entered into a Credit Agreement which provides for a multi-draw term loan credit facility (the “VB Loan”) in an aggregate amount not to exceed $8,000,000. The VB Loan is to be advanced in two disbursements: The first of which was disbursed by VB Lender on July 8, 2015 in the amount of $5,000,000 (which includes the $1,000,000 amount previously funded on May 18, 2015 pursuant to the VB Bridge Loan) and the second disbursement, which may be made at the Company’s discretion, in an amount up to $3,000,000 at any time on or prior to January 29, 2016. With respect to the consolidation of the VB Bridge Loan into the VB Loan, the Company accounted for it as a modification with no resulting gain or loss.

The Company intends to use borrowings under the Credit Agreement to fund the operations of the Company, including the repayment of certain outstanding indebtedness. The Company is subject to certain customary limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Credit Agreement includes usual and customary events of default, the occurrence of which could lead to an acceleration of the Company’s obligations thereunder.

Outstanding indebtedness under the VB Loan may be voluntarily prepaid at any time, in whole or in part, without premium or penalty. The indebtedness under the VB Loan is due July 8, 2025 and bears interest at an aggregate of 7.5% per annum, 2.5% of which shall be payable in cash and 5.0% shall be payable in-kind as additional principal. The VB Loan is secured by an interest in the Company’s and certain of its subsidiaries’ assets and each such subsidiary has guaranteed the repayment of the VB Loan. At any time, the Lender has the right to convert the outstanding balance of the VB Loan into shares of common stock of the Company, at a conversion price per share equal to $0.20 (subject to customary adjustments) which gives rise to a BCF with a value of $1,950,000. This BCF value will be recorded as a discount to the VB Loan and amortized to interest expense over the life of the loan.

In connection with the execution of the Credit Agreement, the Company and VB Lender entered into a warrant agreement pursuant to which the Company issued to VB Lender a 10-year warrant to purchase up to 12,500,000 shares of common stock of the Company at a purchase price of $0.30 per share. The relative fair market value of $1,700,000 for this warrant will be recorded as a debt discount on the date of the note. Upon the second disbursement under the VB Loan, the Company will issue to VB Lender a 10-year warrant to purchase up to 7,500,000 shares of common stock of the Company at a purchase price of $0.30 per share. VB Lender has agreed to cancel the previously issued warrant issued in connection with the VB Bridge Loan.

Outstanding Indebtedness

As discussed above, at the date of this report, $5,000,000 is outstanding or subject to conversion under the VB Loan, which is due July 8, 2025 and $450,000 is outstanding or subject to conversion under the Harris April 2015 Loan, which is due April 28, 2016.

In addition to the debt instruments described above, we have promissory notes outstanding in favor of Mr. Leber in the principal amount of $78,543 (the “Leber Note”), Meadows Capital, LLC, in the principal amount of $308,914 (the “Meadows Note”) and BJ Squared LLC, an entity controlled by Mr. Leber, in the principal amount of $612,500 (the “BJS Note”). Such promissory notes reflect indebtedness assumed by us in connection with the merger with our predecessor in February 2012. Each of these promissory notes accrue interest at the rate of 5% per annum and mature upon the earlier of (i) the Company having EBITDA of at least $2,500,000 as reflected on its quarterly or annual financial statements filed with the SEC, or (ii) the Company closing a financing with gross proceeds to the Company of at least $10,000,000. The Leber Note and the BJS Note are subordinate in right of payment to the Meadows Note and rank pari passu with each other.

As of the end of the period covered by this Report, the Company had secured debt associated with the VB Loan.

Cash Flow

Net cash flow from operating, investing and financing activities for the periods below were as follows:

	Six Months Ended June 30,
	2015	2014
Cash provided by (used in):
Operating activities	$(2,121,110)	$(2,249,539)
Investing activities	(51,160)	(155,232)
Financing activities	2,250,000	2,929,000
Net increase in cash:	$77,730	$524,229

Cash Used In Operating Activities

For the six months ended June 30, 2015, net cash used in operating activities of $2,121,110 consisted of our net loss of $4,585,232 offset by $2,016,195 in non-cash adjustments for depreciation, amortization, equity-based compensation, issuance of common stock for services and gains on settlement of accounts payable, combined with $447,927 in cash provided by changes in working capital and other activities.

For the six months ended June 30, 2014, net cash used in operating activities of $2,249,539 consisted of net loss of $6,045,045 offset by $3,057,268 in non-cash adjustments for depreciation, amortization, equity-based compensation, issuance of common stock for services and gains on settlement of accounts payable, combined with $738,238 in cash provided by changes in working capital and other activities.

Cash Used In Investing Activities

For the six months ended June 30, 2015, net cash used in investing activities of $51,160 was entirely for website development.

For the six months ended June 30, 2014, net cash used in investing activities of $155,232 was entirely for website development.

Cash Provided By Financing Activities

For the six months ended June 30, 2015, net cash provided by financing activities of $2,250,000 consisted of $700,000 in proceeds from private placements and $1,750,000 in proceeds from loans and short-term advances offset by repayments of loans and short-term advances of $200,000.

For the six months ended June 30, 2014, net cash provided by financing activities of $2,929,000 consisted of $2,854,000 in proceeds from private placements and $75,000 in proceeds from loans and short-term advances.

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

In addition, the information presented below sets forth what we reasonably believe represent material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014.

We are obligated to comply with financial and other covenants outlined in the Credit Agreement with VB Lender that could restrict our operating activities. A failure to comply could result in a default under our Credit Agreement, which would, if not waived by VB Lender which likely would come with substantial cost, accelerate the payment of our debt. Our Credit Agreement contains restrictive covenants which include, among others, provisions which restrict our ability to:

•	access the full amount of our revolving credit facility and/or incur additional debt;
•	make certain distributions, investments, and other restricted payments, or cause AGA to make certain investments;
•	become a guarantor to certain transactions;
•	create certain liens;
•	reprice certain existing securities;
•	engage certain consultants in connection with the raising of capital or other financing;
•	purchase assets or businesses, or cause AGA to purchase certain property or assets;
•	sell certain assets; and
•	consolidate, merge or sell all or substantially all of our assets.

Our secured debt under the security agreement associated with the Credit Agreement also contains other customary covenants, including, among others, provisions:

•	relating to the maintenance of the property collateralizing the debt; and
•	restricting our ability to pledge assets or create other liens.

Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of June 30, 2015. Any of the covenants described in this risk factor may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of outstanding promissory notes, demand promissory notes, and loan. In addition, our failure to pay principal and interest when due is a default under the Credit Agreement.

Our indebtedness and near-term obligations could materially adversely affect our financial health. As of the date of this Report, we had $5,450,000 in principal amount outstanding under promissory notes, demand promissory notes, a loan and credit agreement. We also assumed $999,957 in principal amount of indebtedness, including accrued management fees, from GP.com LLC in connection with the February 2012 reverse merger transaction. Our level of indebtedness has, or could have, important consequences to our business, because:

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

Since April 1, 2015 and through the filing of this Report (which includes transactions that occurred after the second quarter of 2015), we issued the following securities in transactions that were not registered under the Securities Act of 1933 as amended: (i) an aggregate of 2,800,000 shares of our common stock and warrants to purchase an aggregate of 700,000 shares of our common stock, such warrants being exercisable for a period of five years at exercise prices of $0.25 to $0.35 per share (subject to customary adjustments), for aggregate gross proceeds to the Company of $700,000; (ii) for services rendered to the Company, an aggregate of 24,090 shares of our common stock and (iii) an aggregate of 20,000 shares of our common stock in connection with the cashless exercise of 70,000 warrants for advisory services issued in 2013.

In addition, in July 2015, the Company issued 200,000 shares of common stock to an existing investor at no additional investment pursuant to the terms of its previously executed securities purchase agreement.

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

Exhibit Number	Description
10.1*	Bridge Note by Grandparents.com, Inc. in favor of VB Funding, LLC dated May 18, 2015
10.2*	Amendment to Loan Agreement, dated March 27, 2015, by and between Grandparents.com, Inc. and Mel Harris dated April 28, 2015
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

** Furnished herewith in accordance with SEC Release 33-8238.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2015	GRANDPARENTS.COM, INC.

/s/ Steven E. Leber
Steven E. Leber
Chief Executive Officer
(Principal Executive Officer)

/s/ Riaz Latifullah
Riaz Latifullah
Chief Financial Officer
(Principal Financial and Accounting Officer)