Form 10-Q
period 2015-09-30
GRANDPARENTS.COM, INC.
filed 2015-11-23
CIK 1020475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes   ☐   No   ☒

As of November 19, 2015, there were 132,268,582 shares of the registrant’s common stock, $.01 par value per share, outstanding.

GRANDPARENTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q (this “Report”) or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. In some cases, forward-looking statements may contain terms such as “anticipates,” “believes,” “seeks,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “will,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; relationships with our marketing partners and American Grandparents Association (AGA) members; demand for our website, products and changes in AGA membership ranks; financial resources and condition; changes in revenues; changes in profitability; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; the ability to produce the liquidity or enter into agreements to acquire the capital necessary to continue our operations and take advantage of opportunities; legal proceedings and claims. Forward-looking statements reflect our current views with respect to future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on April 10, 2015 and in our Quarterly Report on Form 10-Q for the period ended June 30, 2015 as filed with the SEC on August 19, 2015. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$2,597,390	$126,600
Accounts receivable	51,540	94,576
Prepaid expenses	579,672	1,357,940
Total current assets	3,228,602	1,579,116

Property and equipment, net	18,824	27,924

Other assets:
Security deposits	50,000	50,000
Intangibles, net	969,618	1,220,025
Total other assets	1,019,618	1,270,025

Total assets	$4,267,044	$2,877,065

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,674,935	$1,825,031
Accrued expenses	280,427	298,589
Deferred revenue	6,346	1,006,156
Deferred officer salary	-	226,875
Notes payable	999,957	1,299,957
Total current liabilities	2,961,665	4,656,608

Convertible loan, net	706,695	-
Total long-term liabilities	706,695	-

Total liabilities	3,668,360	4,656,608

Commitments and contingencies

Series C convertible preferred stock, net, 875,000 shares (liquidation preference $1,750,000) and 0 shares (liquidation preference $0) issued and outstanding at September 30, 2015 and December 31, 2014, respectively	214,959	-

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 875,000 shares of Series C preferred stock designated
Common stock, $0.01 par value, 350,000,000 shares authorized, 132,268,582 and 129,224,492 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,322,686	1,292,245
Additional paid-in capital	46,067,625	36,956,280
Accumulated deficit	(47,006,586)	(40,028,068)
Total stockholders’ equity (deficit)	383,725	(1,779,543)

Total liabilities and stockholders’ equity (deficit)	$4,267,044	$2,877,065

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Commission revenue	$160,000	$-	$260,000	$-
Advertising and other revenue	28,055	58,232	122,625	150,853
Total revenue	188,055	58,232	382,625	150,853

Operating expenses:
Selling and marketing	86,313	83,814	215,482	248,975
Salaries	494,613	488,982	1,585,944	1,542,531
Rent	45,500	55,600	161,478	144,000
Accounting, legal and filing fees	166,498	75,114	524,073	695,479
Consulting	346,699	386,376	986,361	974,544
Equity-based compensation	791,675	2,056,138	2,548,587	4,758,292
Other general and administrative	200,584	246,289	578,190	530,940
Depreciation and amortization	99,500	123,937	311,587	363,688
Total operating expenses	2,231,382	3,516,250	6,911,702	9,258,449

Other income (expense):
Interest expense, net	(422,386)	(20,924)	(521,868)	(424,516)
Other income, net	72,427	22,500	72,427	30,625

Total other income (expense)	(349,959)	1,576	(449,441)	(393,891)

Net loss	$(2,393,286)	$(3,456,442)	$(6,978,518)	$(9,501,487)

Net loss per share-basic and diluted	$(0.02)	$(0.03)	$(0.05)	$(0.08)

Weighted average common shares outstanding, basic and diluted	133,675,929	124,754,394	132,199,959	112,002,458

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(6,978,518)	$(9,501,487)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	311,587	363,688
Equity-based compensation	1,751,508	2,889,635
Issuance of common stock for services	802,619	1,939,532
Payment in kind interest added to loan balance	66,235	-
Amortization of discount on loans and notes payable	330,296	60,364
Gain on settlement of accounts payable	72,427	30,625
Accounts receivable, net	43,036	(20,035)
Prepaid expenses	817,309	(1,064,273)
Accounts payable	(222,523)	(220,560)
Accrued expenses	(18,162)	374,444
Deferred officer salary	(226,875)	225,625
Deferred revenues	(999,810)	1,006,285
Net cash used in operating activities	(4,250,871)	(3,916,157)

Cash flows from investing activities:
Capitalized website development costs	(52,080)	(155,232)
Net cash used in investing activities	(52,080)	(155,232)

Cash flows from financing activities:
Repayments of loans and short-term advances	(600,000)	(75,000)
Proceeds from private placement, net	700,000	4,679,000
Proceeds from loans and short-term advances, net	5,000,164	75,000
Proceeds from sale of preferred stock, net	1,673,577	-
Net cash provided by financing activities	6,773,741	4,679,000

Net increase in cash	2,470,790	607,611
Cash, beginning of period	126,600	59,306
Cash, end of period	$2,597,390	$666,917

Supplemental cash flow information:
Warrants issued in connection with beneficial conversion on convertible loans and notes	$4,390,000	$-
Warrants issued in connection with beneficial conversion on preferred stock	$1,458,639	$-
Fair value of warrants issued in exchange for services	$836,119	$-
Cash paid for interest	$107,773	$4,007
Settlement of liabilities through issuance of equity	$5,541	$568,891
Cashless exercise of warrants to common stock	$200	$10,995
Amortization of preferred stock discount	$(21)	$-
Fair value of warrants charged to capital	$-	$2,655,215
Conversion of convertible bridge notes to equity	$-	$1,189,806
Interest expense charged to capital	$-	$135,411
Settlement of liabilities through transfer of used equipment, net	$-	$20,969

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

							Total
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2014	-	$-	129,224,492	$1,292,245	$36,956,280	$(40,028,068)	$(1,779,543)
Equity based compensation	-	-	-	-	2,587,627	-	2,587,627
Beneficial conversion and warrants issued with bridge note	-	-	-	-	470,000	-	470,000
Issuance of common shares and warrants for severance /services	-	-	24,090	241	5,300	-	5,541
Proceeds from sale of common shares and warrants	-	-	3,000,000	30,000	670,000	-	700,000
Exercise of warrants	-	-	20,000	200	(200)	-	-
Beneficial conversion and warrants issued with convertible loan	-	-	-	-	3,920,000	-	3,920,000
Beneficial conversion and warrants issued with Series C preferred stock	-	-	-	-	1,458,639	-	1,458,639
Amortization of discount on preferred stock	-	-	-	-	(21)	-	(21)
Net loss for the period	-	-	-	-	-	(6,978,518)	(6,978,518)
Balance, September 30, 2015	-	$-	132,268,582	$1,322,686	$46,067,625	$(47,006,586)	$383,725

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

3. Going Concern

The Company has incurred a net loss of approximately $2.4 million and $7.0 million during the three and nine months ended September 30, 2015, and used approximately $2.1 million and $4.3 million in cash for operating activities during the three and nine months ended September 30, 2015. The Company has an accumulated deficit of $47,006,586 and stockholders’ equity of $383,725 as of September 30, 2015. Without additional capital from existing or outside investors or further financing, the Company’s ability to continue to implement its business plan may be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On July 1, 2014, the Company appointed Mel Harris to serve as a member of the board of directors to fill an open vacancy. On the same date, the Company also entered a five-year consulting agreement with Mr. Harris. Upon the Company becoming cash flow positive, Mr. Harris will be paid $225,000 per year pursuant to the terms of the consulting agreement. Mr. Harris also received a five-year warrant to purchase 5 million shares of the Company’s common stock at an exercise price of $0.34, vesting half immediately and the balance over two years quarterly. The portion of the warrant which vested immediately as of July 1, 2014 had a fair market value of approximately $763,000 and the portion which vested as of September 30, 2015 had a fair market value of approximately $275,000 (a combined fair value of approximately $1,038,000) all of which was recorded as an expense in the statement of operations when vested. During the nine months ended September 30, 2015, approximately $151,000 was recorded as an expense in the statement of operations.

On August 23, 2015, Matthew Schwartz resigned from his position as Vice President of Administration, Chief Compliance Officer and Secretary of the Company, effective September 22, 2015.

5. Intangible Assets

Intangible assets, all of which are finite-lived, consisted of the following at September 30, 2015 and December 31, 2014:

	Estimated Useful	September 30,	December 31,
	Lives (in Years)	2015	2014
URL and trademarks	4	$1,000,000	$1,000,000
Website and mobile application development	3	527,562	975,482
Customer relationships	3	-	1,000,000
		1,527,562	2,975,482
Less: accumulated amortization		(557,944)	(1,755,457)
Intangible assets, net		$969,618	$1,220,025

During 2014 when we performed our annual impairment assessment, we determined that indicators of impairment existed for the URL and trademarks, and the Company recognized an intangible asset impairment expense of $2,433,911 for the year ended December 31, 2014. On March 31, 2015, the Company wrote off costs and accumulated amortization of $500,000 and $1,000,000 for fully amortized costs of website development and customer relationships, respectively. These costs and their related accumulated amortization were recorded as intangible assets in connection with the February 23, 2012 merger that resulted in Grandparents.com, Inc. becoming a public company. These costs related to previous efforts to create and develop the Grandparents.com website and to establish relationships with customers and suppliers. They were all fully amortized in May 2013. Subsequent to the merger, the website was rebuilt and approximately $270,000 in costs were capitalized from June 2012 through December 2012. During 2014 and the period ended September 30, 2015, additional costs of approximately $190,000 and $52,080, respectively, were capitalized for further enhancements. No additional costs were capitalized in connection with customer relationships since the merger.

Amortization expense related to intangible assets amounted to $97,060 and $120,107 for the three months ended September 30, 2015 and 2014, respectively, and $302,487 and $345,223 for the nine months ended September 30, 2015 and 2014, respectively. The future amortization expense for each of the five succeeding years related to all finite-lived intangible assets that are currently recorded in the balance sheets is estimated as follows at September 30, 2015:

For the Years Ending December 31,
2015	$87,430
2016	332,163
2017	293,207
2018	256,818
2019	-
$969,618

6. Notes Payable and Convertible Loans

Notes payable consisted of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Notes payable assumed February 2012	$999,957	$999,957
Promissory notes – February 2013	-	300,000
Convertible loan – July 2015 Convertible Loan	5,066,235	-
	6,066,192	1,299,957
Less: debt discount	(4,359,540)	-
Notes payable and convertible bridge notes, net	$1,706,652	$1,299,957

Accrued interest expense included in accrued expenses at September 30, 2015 and December 31, 2014 was $171,528 and $147,830, respectively.

Notes Payable Assumed February 2012

In connection with the asset contribution agreement between the Company and Grandparents Acquisition Company, LLC, which became effective on February 23, 2012, the following aggregate indebtedness of $1,078,500 with contingent maturities was assumed by the Company:

•	Two (2) notes payable, each in the amount of $78,543, to certain officers, directors and beneficial owners of a majority of the capital stock of the Company. The notes bear interest annually at 5% and are due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) the date subsequent to March 31, 2013 that the Company achieves EBITDA equal to or greater than $2,500,000. Each note is subordinate to certain other debt obligations of the Company. One of these notes and its accrued interest was terminated effective June 25, 2014 in return for 400,000 shares of the Company’s common stock and a five-year warrant to purchase 275,000 shares of the Company’s common stock at $0.25 in connection with the Retirement Agreement (See Note 4). Additional interest expense of $49,457 plus the fair value of the warrants in the amount of $80,355 was charged to operations in connection with the termination of this note.

•	One (1) note payable, in the amount of $308,914, to Meadows Capital, LLC, an entity controlled by Dr. Robert Cohen, a member of the Company’s board of directors. The note bears interest annually at 5% and is due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) April 1, 2013, if the Company achieves EBITDA equal to or greater than $2,500,000.

•	One (1) promissory note converted from management fees accrued through the transaction date totaling $612,500 and payable to BJ Squared LLC, an entity controlled by the Company’s Chief Executive Officer. Meadows Capital, LLC, an entity controlled by Dr. Robert Cohen, a member of the Company’s board of directors, has a 50% interest in the note payable to BJ Squared LLC. The note bears interest annually at 5% and is due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) the date subsequent to March 31, 2013 that the Company achieves EBITDA equal to or greater than $2,500,000. The note is subordinate to certain other debt obligations of the Company.

Promissory Notes – February 2013

In February 2013, the Company issued four (4) promissory notes having an aggregate principal balance of $400,000 (collectively, the “February 2013 Notes”). Each of the February 2013 Notes were unsecured, accrued interest at a rate of 10% per annum and had maturity dates on the earlier of (i) March 1, 2014 and (ii) the closing of a single transaction (whether debt, equity or a combination of both) that resulted in aggregate gross proceeds to the Company of at least $10,000,000. Maturity of the February 2013 Notes was extended on March 1, 2014, May 6, 2014, July 8, 2014, August 30, 2014, October 31, 2014, December 31, 2014, and March 23, 2015. One of these notes and its accrued interest was terminated effective June 25, 2014 in return for 400,000 shares of the Company’s common stock in connection with a retirement agreement with a former officer of the Company. An expense of $28,000 was recorded in connection with the termination of this note. Thereafter, each of the three (3) remaining noteholders verbally agreed with the Company to extend the maturity date of the respective February 2013 Note to the earlier of (i) July 30, 2015, (ii) the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of at least $2,000,000, and (iii) the acceleration of the maturity of each such note upon the occurrence of an Event of Default (as such term is defined in each of the February 2013 Notes). The three (3) remaining February 2013 Notes were paid in full by the Company on July 9, 2015. Given that the extensions were verbally agreed, there are no written amendments to be filed by the Company as exhibits to this Quarterly Report on Form 10-Q. Notwithstanding the terminated note, the Company accounted for these amendments as a modification with no resulting gain or loss.

Promissory Notes – February 2015

On February 5, 2015, the Company entered into three (3) demand promissory notes (the “February 2015 Demand Notes”) in the aggregate amount of $125,000. One note was issued in favor of Steve Leber for $50,000, one note in favor of Lee Lazarus for $50,000 and one note in favor of Mel Harris for $25,000, all of whom are members of the Company’s board of directors. The notes were unsecured, earned interest at a rate of 10% per annum, and were payable upon demand. On April 28, 2015, the February 2015 Demand Note in favor of Mel Harris was amended and consolidated to the Harris April 2015 Loan as described below. The Company accounted for this amendment as a modification with no resulting gain or loss. The two (2) remaining promissory notes were repaid in full on July 9, 2015.

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

Promissory Note – April 2015

On April 15, 2015, the Company entered into a demand promissory note (the “April 2015 Demand Note”) in the amount of $25,000 in favor of Mel Harris. The note was unsecured, accrued interest at a rate of 10% per annum and was payable on demand. On April 28, 2015, the April 2015 Demand Note in favor of Mel Harris was amended and consolidated to the Harris April 2015 Loan as described below. The Company accounted for this amendment as a modification with no resulting gain or loss.

Convertible Promissory Notes – April 2015 Promissory Notes Consolidation

On April 28, 2015, Mel Harris, a member of the Company’s board of directors, security holder and advisor to the Company provided a $250,000 loan to the Company. This loan (the “Harris April 2015 Loan”) amended, restated and canceled (i) the March 2015 Loan in the initial amount of $150,000, (ii) the $25,000 February 2015 Demand Note and (iii) the $25,000 April 2015 Demand Note (each in favor of Mr. Harris), for an aggregate principal amount of $450,000. The Harris April 2015 Loan had a term of one (1) year and an interest rate of 5% per annum and could have been converted at the option of Mr. Harris into a preferred class of stock by July 27, 2015 or converted at the option of the holder into 2,250,000 shares of the Company’s common stock, along with a five-year warrant to purchase 1,125,000 shares of common stock at an exercise price of $0.30 per share. On July 27, 2015, the Company recognized a discount of $135,000 for the conversion feature associated with this note and a discount of $135,000 for the 1,125,000 five-year warrant with an exercise price of $0.30 that was issuable had the loan been converted. On August 20, 2015, the Harris April 2015 Loan was amended and the maturity date was changed from April 28, 2016 to October 19, 2015. The Harris April 2015 Loan was converted into Series C Redeemable Convertible 7.5% Preferred Stock, par value $0.01 per share, on September 29, 2015 (the “Series C Preferred Stock”) (See Note 7). The unamortized discount of $234,066 on the Harris April 2015 Loan was expensed to interest upon conversion.

Convertible Promissory Note – May 2015 Bridge Loan

On May 18, 2015, the Company entered into a bridge note in favor of VB Funding, LLC (“VB Lender”) in the amount of $1,000,000 (the “VB Bridge Loan”). The VB Bridge Loan had a term of one year and earned interest at an aggregate rate of 7.5% per annum, 2.5% of which shall be payable in cash and 5.0% shall be payable in-kind as additional principal on the VB Bridge Loan. The VB Bridge Loan is secured by an interest in the Company’s assets and VB Lender has the right to convert the VB Bridge Loan at the maturity date into shares of the Company’s common stock at $0.20 per share which gave rise to a beneficial conversion feature. The fair market value of the beneficial conversion feature as of May 18, 2015 was $360,000. In connection with the VB Bridge Loan, VB Lender received a ten-year warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.30 per share. As of May 18, 2015, the warrant had a relative fair market value of $110,000 and was recorded as a debt discount in the condensed consolidated balance sheets. The VB Bridge Loan was included as part of the new credit agreement between the Company and VB Lender entered into on July 8, 2015 and amended as of August 5, 2015 (the “Credit Agreement”).

Convertible Loan – July 2015 Convertible Loan

On July 8, 2015, the Company and VB Lender entered into the Credit Agreement which provides for a multi-draw term loan credit facility (the “VB Loan”) in an aggregate amount not to exceed $8,000,000. The VB Loan will be advanced in two disbursements, with the initial amount of $5,000,000 (which includes the $1,000,000 amount previously funded on May 18, 2015 pursuant to the VB Bridge Loan) disbursed by VB Lender at the time of closing of the Credit Agreement. The second disbursement may be made at the Company’s discretion, in an amount up to $3,000,000 at any time on or prior to January 29, 2016. The inclusion of the VB Bridge Loan was treated as a loan modification and the unamortized discount of $420,593 was transferred to the VB Loan to be amortized over its life. The Company also identified $299,836 of debt issuance costs in connection with the VB Loan and in accordance with ASU No. 2015-03 has treated these costs as a direct deduction from the carrying amount of the debt liability consistent with debt discounts. As with debt discounts, these debt issuance costs will be amortized over the ten-year life of the VB Loan.

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

Outstanding indebtedness under the VB Loan may be voluntarily prepaid at any time, in whole or in part, without premium or penalty. The indebtedness under the VB Loan is due July 8, 2025 and bears interest at an aggregate of 7.5% per annum, 2.5% of which shall be payable in cash and 5.0% shall be payable in-kind as additional principal. The VB Loan is secured by a security interest in the Company’s and certain of its subsidiaries’ assets and each such subsidiary has guaranteed the repayment of the VB Loan. At any time, VB Lender has the right to convert the outstanding balance of the VB Loan into shares of common stock of the Company, at a conversion price per share equal to $0.20 (subject to customary adjustments) which gives rise to a beneficial conversion feature having a relative fair market value of $1,950,000 as of July 8, 2015. This beneficial conversion feature value is recorded as a discount to the VB Loan and is amortized to interest expense over the life of the loan. VB Lender also received a ten-year warrant to purchase 12.5 million shares of the Company’s common stock at an exercise price of $0.30 per share. As of July 8, 2015, the warrant had a relative fair market value of $1,700,000 and was recorded as a debt discount in the condensed consolidated balance sheets.

The Company and VB Lender, entered into the First Amendment to the Credit Agreement (the “VB Amendment”), effective as of August 5, 2015, pursuant to which VB Lender may convert at its election both principal and interest into common shares as provided under the Credit Agreement. The VB Amendment also modifies the provision concerning optional prepayment by the Company to include interest that has accrued on the principal amount outstanding under the Credit Agreement through the maturity date.

Total interest expense, net, for the three and nine months ended September 30, 2015 attributable to amortization of debt discount related to warrants was $323,516 and $365,173, respectively.

Total interest expense, net, charged to operations amounted to $422,386 and $20,924 for the three months ended September 30, 2015 and 2014, respectively, and $521,868 and $424,516 for the nine months ended September 30, 2015 and 2014, respectively. The future principal maturities related to all notes payable obligations excluding debt discount is estimated as follows at September 30, 2015:

For the Years Ending December 31,
2016	$999,957
2025	5,066,235
$6,066,192

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

During the nine months ended September 30, 2015, the Company issued 24,090 shares of its common stock to a consultant in exchange for services performed for the Company by the recipient thereof. The aggregate fair value of the shares issued to the consultant was $5,541, which was expensed during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company issued 20,000 shares of its common stock in connection with the cashless exercise of 70,000 warrants for advisory services issued in 2013.

During the nine months ended September 30, 2015, the Company entered into securities purchase agreements with accredited investors pursuant to which the Company sold, in private transactions, an aggregate of 3,000,000 shares of the Company’s common stock and warrants to purchase 700,000 shares of the Company’s common stock for aggregate gross proceeds to the Company of $700,000. The warrants are exercisable for a period of five years at exercise prices of $0.25-$0.35 per share, subject to customary adjustments.

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

Series C Redeemable Convertible 7.5% Preferred Stock

On September 29, 2015, the Company entered into a securities purchase agreement (the “Preferred Agreement”) with certain investors (the “Preferred Purchasers”) and raised gross proceeds of $1,750,000, including the conversion by Mel Harris, a member of the Company’s board of directors, security holder and advisor to the Company, of the $450,000 principal amount of his convertible promissory note issued on April 28, 2015 (See Note 6). Under the terms of the Preferred Agreement, the Preferred Purchasers purchased an aggregate amount of 875,000 shares of Series C Preferred Stock at a $2.00 per share purchase price. Each share of Series C Preferred Stock has a stated value of $2.00 (the “Stated Value”) and is convertible, at any time at the option of the holder, into ten (10) shares of the Company’s common stock (the “Conversion Shares”) at a conversion price of $0.20 per share (the “Conversion Price”), subject to customary adjustments, which gave rise to a beneficial conversion feature.

In addition, the Preferred Purchasers received warrants (the “Preferred Warrants”) representing the right to acquire an aggregate of 4,375,000 shares of the Company’s common stock at an exercise price of $0.30 per share (the “Preferred Warrant Shares”), subject to customary adjustments, for a period of ten (10) years from the date of issuance. Under certain circumstances, the holder of the Preferred Warrant may elect to exercise the warrant through a cashless exercise (See Note 9).

Under the Preferred Agreement, the Company shall prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Conversion Shares and Preferred Warrant Shares. The automatic registration right is subject in priority in all respects to the obligations of the Company under that certain Credit Agreement between the Company and VB Lender.

Additionally, the Company granted piggyback registration rights to the Preferred Purchasers in connection with the Conversion Shares and Preferred Warrant Shares on subsequent registration statements filed by Company, subject to certain exceptions.

Each share of Series C Preferred Stock earns dividends at the rate of 7.5% of the Stated Value, 2.5% of which dividend is payable in cash, and 5.0% will be payable in the form of Common Stock, on a quarterly basis, at $0.20 per share. Accrued and unpaid dividends do not bear interest.

The Series C Preferred Stock has a liquidation preference over common stock and voting rights equal to the number determined by dividing the Stated Value by the Conversion Price then in effect. Holders of Series C Preferred Stock vote together with the holders of the Company’s common stock as a single class.

The Company may redeem the Series C Preferred Stock at any time, at a price equal to the Stated Value per share plus any unpaid dividends. Alternatively, upon the election of the holder, the Company will convert shares of the Series C Preferred Stock into shares of the Company’s common stock. In addition, the Company is required to redeem all remaining Series C Preferred Stock on September 29, 2025, the tenth anniversary of the original issue date.

The gross proceeds of $1,750,000 received were reduced by issuance costs incurred of $76,423 resulting in net proceeds of $1,673,577 for the Series C Preferred Stock.

In accordance with ASC 480-10, the Company classified the Series C Preferred Stock in temporary equity. The fair market value of the Preferred Warrants was $603,608 and the fair market value of the beneficial conversion feature was $855,031 totaling an aggregate debt discount of $1,458,639 which was recorded to additional paid-in capital and will be amortized over the ten-year term of the Series C Preferred Stock. As of September 30, 2015, the Company amortized $21 of the debt discount.

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

During 2014, options to purchase 250,000 shares of common stock were re-priced from an exercise price of $0.60 per share to an exercise price of $0.33 per share. Re-priced options were treated as cancelled and reissued on the date of re-pricing, resulting in a charge in the amount of $35,331 in 2014.

During 2015, the Company granted options to purchase 250,000 shares of common stock which expire five years from the date of grant to purchase shares of common stock under the Plan to a consultant. The options had an exercise price of $0.21 per share and a grant date fair value of $0.18 per option. The exercise price per share and stock price per share on the date of grant were equal. The options vested immediately, had a fair market value of $44,450 and were recorded as an expense in the condensed consolidated statements of operations for the nine months ended September 30, 2015.

During 2015, the Company granted options to purchase 1,200,000 shares of common stock which expire ten years from the date of grant to purchase shares of common stock under the Plan to employees. The options had exercise prices of $0.18 and $0.21 per share and grant date fair values of $0.18 and $0.20 per option. The exercise price per share and stock price per share on the date of grant were equal.

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

Risk-free interest rate	1.44-1.76%
Expected life (years)	2-10
Expected volatility	126-184%
Dividend yield	-

A summary of stock option activity for the nine months ended September 30, 2015 and the year ended December 31, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	12,485,000	$0.24	8.86
Granted and reissued	12,150,000	0.33
Forfeited and cancelled	(250,000)	0.60
Outstanding at December 31, 2014	24,385,000	0.28	7.52	$445,000
Granted and reissued	1,450,000	0.19
Outstanding at September 30, 2015	25,835,000	$0.28	6.89	$412,500

Exercisable at September 30, 2015	17,081,001	$0.26	7.31	$358,560

The compensation expense recognized for Plan and non-Plan options awarded for the three-months ended September 30, 2015 and 2014 was $438,172 and $449,686, respectively. The compensation expense recognized for Plan and non-Plan options awarded for the nine months ended September 30, 2015 and 2014 was $1,413,067 and $1,203,417, respectively. Total unrecognized compensation costs related to non-vested equity-based compensation arrangements was $2,313,672 and $3,862,313 as of September 30, 2015 and 2014, respectively. That cost is expected to be recognized over the remaining vesting period of 39 months.

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

During the three months ended September 30, 2015, the Company granted a ten-year warrant to purchase up to 12,500,000 shares of common stock of the Company at an exercise price of $0.30 per share in connection with the first disbursement of the VB Loan. The warrant had a relative fair market value of $1,700,000 and was recorded as a debt discount in the condensed consolidated balance sheets. Upon the second disbursement under the VB Loan (if requested by the Company), the Company will issue to VB Lender a ten-year warrant to purchase up to 7,500,000 shares of common stock of the Company at a purchase price of $0.30 per share. VB Lender has agreed to cancel the warrant to purchase 500,000 shares of common stock previously issued in connection with the VB Bridge Loan.

During the three months ended September 30, 2015, the Company granted ten-year warrants to purchase up to 4,375,000 shares of the Company’s common stock at an exercise price of $0.30 per share in connection with the Series C Preferred Stock. The warrants had a relative fair market value of $603,608 which was recorded as a debt discount in the condensed consolidated balance sheets.

During the three months ended September 30, 2015, the Company granted warrants to purchase 2,000,000 shares of common stock in connection with services to the Company. The warrants had exercise prices ranging from $0.30 to $0.50 per share and they expire ten years from the date of grant.

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

Risk-free interest rate	1.19-1.78%
Expected life (years)	3-5
Expected volatility	123-184%
Dividend yield	-

A summary of warrant activity for the nine months ended September 30, 2015 and the year-ended December 31, 2014 is presented below:

			Weighted Average
		Weighted Average	Remaining Contractual
	Warrants	Exercise Price	Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	24,903,660	$0.26	3.63
Granted	35,834,864	0.15
Exercised	(2,544,201)	-
Forfeited and cancelled	(100,000)	0.34
Outstanding at December 31, 2014	58,094,323	0.20	3.48	$4,164,331
Granted	20,075,000	0.30
Exercised	(70,000)	0.14
Forfeited and cancelled	(500,000)	0.30
Outstanding at September 30, 2015	77,599,323	$0.22	4.48	$3,685,622

Exercisable at September 30, 2015	67,647,918	$0.23	2.26	$3,073,300

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

10. Income Taxes

ASC 740-10 “Accounting for Uncertainty in Income Taxes” requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates Company tax positions on an annual basis and has determined that as of September 30, 2015, no accruals for uncertain tax positions are necessary.

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

11. Commitments

Operating Leases

The Company entered into a First Amendment of Lease, dated October 26, 2015 (the “Lease Amendment”), pursuant to which it leases an office in New York, NY. The Lease Amendment extends the Company’s lease of its current office for three years and will expire September 30, 2018. The lease-required monthly payments are as follows:

October 2015 to September 2016	$18,200
October 2016 to September 2017	$18,746
October 2017 to September 2018	$19,308

In conjunction with the Lease Amendment, the Company increased the office space security deposit by $32,800 to $72,800.

There are no further options in the lease for extending the term beyond its current expiration. The Company also leased a corporate apartment in New York, NY under a one-year operating lease which required two six-month payments of $22,800, expired on June 30, 2015 and was not renewed. The future minimum anticipated lease payments required under the office lease as of September 30, 2015, are as follows:

For the Years Ending December 31,
2015	$54,600
2016	220,038
2017	226,639
2018	173,775
Total	$675,052

Rent expense recognized under operating leases was $45,500 and $55,600 for the three months ended September 30, 2015 and 2014, respectively, and $161,478 and $144,000 for the nine months ended September 30, 2015 and 2014.

Starr Agreement

On January 8, 2013, the Company entered into the Starr Agreement, under which Starr agreed to provide certain services to the Company, including developing strategic business and investment relationships for the Company and providing business consulting services to the Company. In exchange for the services, the Company agreed to pay Starr a monthly fee of $80,000 during the term of the Starr Agreement, which commenced on March 1, 2013, as well as fees to be agreed upon by the Company and Starr for Starr’s arranging agreements with insurance companies. The fee for the three and nine months ended September 30, 2015 was $240,000 and $720,000, respectively. On September 30, 2015, $400,000 was included in accounts payable. On March 1, 2014 and on March 1, 2015, the Starr Agreement automatically renewed for one-year periods and will automatically renew for subsequent one-year periods each year thereafter unless either party terminates the agreement prior to the expiration of the then-current term. The Starr Agreement was amended in April 2013 at which time the Company committed to issuing Starr a warrant to acquire up to 21,438,954 shares of our common stock, subject to certain customary adjustments which vests one-fourth (1/4th) of the warrant shares upon issuance and the remaining portion of the warrant shares in three equal annual installments on March 1, 2014, 2015 and 2016, provided, however, that the warrant shall automatically cease to vest upon termination or expiration of the Starr Agreement (See Note 9).

Cegedim Agreement

Effective as of March 28, 2013, Grand Card, LLC (“Grand Card”), a wholly-owned subsidiary of the Company, entered into an Alliance Agreement (the “Cegedim Agreement”) with Cegedim Inc. (Opus Health Division) (“Cegedim”) pursuant to which the parties formed an exclusive strategic alliance (the “Alliance”) to develop member benefit programs (the “Programs”) that provide cash rebates and other rewards on the “Grand Card” debit card. The Cegedim Agreement provides that all costs for marketing and promoting the Programs will be borne by Grand Card and that all other costs and funding of the Programs, subject to certain exceptions, shall be borne 75% by Grand Card and 25% by Cegedim. The Cegedim Agreement further provides that revenues derived from the Alliance (after deduction for certain operating costs borne by the parties) shall be allocated 75% to Grand Card and 25% to Cegedim. The term of the Cegedim Agreement commenced on March 28, 2013 and will continue for an initial term of four (4) years and will automatically renew for successive four-year terms unless fewer than 500,000 cards have been issued at the time of such renewal or either party provides written notice to the other party of its intent not to renew within 120 days of the end of the then-current term. On April 1, 2015, the Opus Health Division was sold by Cegedim Inc. to IMS Health Holdings, Inc.

Aetna/Reader’s Digest Agreement

In February 2014, the Company entered into a marketing agreement (the “RD Agreement”) with Aetna Life Insurance Company (“Aetna”) and Reader’s Digest Financial Services, Inc. (“RD”) pursuant to which RD agreed to endorse and promote the Aetna-issued group Medicare Supplement insurance policy and other products as the parties may agree to offer in the future. The agreement required Aetna to make a $1,000,000 non-refundable marketing advance against future royalties to the Company and required the Company to pay a $1,000,000 royalty advance to RD. The payments to and from the Company were made in February 2014. For financial statement presentation purposes, the advance received was reflected in deferred revenue and the advance paid was reflected in prepaid expenses on the condensed consolidated balance sheets. These balance sheets amounts were accreted/amortized to earnings through June 30, 2015. On June 29, 2015, RD delivered a notice of termination of the RD Agreement. Pursuant to the terms of the RD Agreement, the RD Agreement was terminated on July 29, 2015. As a result of this termination, the Company recorded other income and other expense in equal amounts of $998,486 in the third quarter of 2015 with a net effect of zero on the condensed consolidated statements of operations.

Vantiv Agreement

In November 2014, Grand Card LLC, a wholly-owned subsidiary of the Company and Vantiv, LLC (“Vantiv”) entered into a master services agreement, an Addendum and exhibits thereto (collectively, the “Vantiv Agreement”) pursuant to which Vantiv agreed to provide card issuing and payment processing products and services to Grand Card LLC. Pursuant to the Vantiv Agreement, Grand Card LLC has committed to, among other things, a card purchasing allotment valued at $725,000 over a twelve (12) month period and in the first quarter of 2015, the Company purchased the initial card commitment at an aggregate cost of $168,756 which was recorded as prepaid expense since the cards have not been issued as of September 30, 2015. On November 11, 2015, Vantiv and Grand Card LLC entered into an amendment to the Vantiv Agreement extending the date on which a purchase order for the balance of the card allotment must be made to December 17, 2015. The Vantiv Agreement has an initial term of three (3) years and is subject to standard termination provisions as well as customary representations and warranties. In the event of a default under the Vantiv Agreement by Grand Card LLC, Grand Card LLC may be responsible for liquidated damages in an amount based upon the monthly revenue earned by Vantiv for the balance of the term. The Company’s Grand Card venture is a cash rebate debit card that will enable cardholders to purchase pharmaceutical products and consumer goods and services from participating merchants.

HSNi Agreement

On March 19, 2015, the Company entered into an agreement (the “HSN Agreement”) with HSNi, LLC and its affiliates (“HSN”) whereby HSN will produce and broadcast segments promoting the Company’s membership group, the American Grandparents Association, as well as certain co-marketed products and services offered by third parties. The initial products include Medicare Supplemental, Medicare Advantage, and Cancer and Heart Attack or Stroke health insurance policies offered by Aetna and its affiliates. The HSN Agreement also gives the Company the right to pursue co-marketing opportunities for other products and services offered by third parties, such as life, auto, and homeowners insurance. Under the HSN Agreement, the Company will receive a percentage of certain proceeds generated through the multimedia marketing campaign conducted by the parties. During the nine months ended September 30, 2015, the Company recorded $260,000 as commission revenue under the HSN Agreement. The HSN Agreement has an initial term that runs until December 31, 2015 and is subject to standard termination and extension provisions as well as customary representations and warranties.

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

On October 15, 2015, the Company entered into an agreement with a consultant who will provide introductory and relationship services related to insurance and financial services as well as support for the development and promotion of the Grand Card and other products. In addition to fees for services, if neither party has given notice to terminate the agreement prior to April 30, 2016, the Company will grant warrants to purchase 250,000 shares of common stock at an exercise price of $0.30 per share with a 5-year term.

12. Concentrations

As of September 30, 2015, two customers represented 100% of the Company’s accounts receivable and two customers represented approximately 75% of the Company’s revenues earned during the period. As of December 31, 2014, four customers represented approximately 84% of the Company’s accounts receivable and two customers represented approximately 39% of the Company’s revenues earned during 2014.

13. Subsequent Events

The Company entered into the Lease Amendment, dated October 26, 2015, which provided for a three-year extension of its operating lease for office space in New York, NY (See Note 11).

On October 15, 2015, the Company entered into an agreement with a consultant who will provide introductory and relationship services related to insurance and financial services as well as support for the development and promotion of the Grand Card and other products (See Note 11).

On November 11, 2015, Vantiv and Grand Card LLC entered into an amendment to the Vantiv Agreement extending the date on which a purchase order for the balance of the card allotment must be made to December 17, 2015.

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

The following discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying unaudited condensed consolidated financial statements and related notes thereto included in this Report. The following discussion and analysis should also be read in conjunction with the disclosure under “Cautionary Note Regarding Forward-Looking Statements” and the risk factors contained in our Annual Report and Quarterly Report for the period ended June 30, 2015.

Overview

We own and operate the Grandparents.com website. As a membership organization and social media community, we connect grandparents, seniors, and “boomers” to differentiated, discounted products and services. Our services are geared to the approximately 70 million grandparents in the U.S., but our audience also includes “boomers” and seniors that are not grandparents. Our website offers content on health, wellbeing, relationships and finances as well as other topics that appeal to our audience. Our business model is to provide group discount benefits for a small membership fee. We believe that our website is one of the leading online communities for our market and is the premier social media platform targeting active, involved grandparents. In addition to our website, our membership association, the American Grandparents Association (“AGA”), was formed to unite grandparents, “boomers” and seniors. Members of the AGA have access to a range of benefits including discounts on products and services. Members pay $15 annually to the AGA to receive these benefits as well as products and services that are endorsed or recommended by the AGA.

To date, we have generated revenue primarily from advertising. However, we continue to focus on creating additional revenue streams from other sources such as the promotion of products, the initiation of membership fees in the third quarter of 2014, endorsement of certain products including insurance, and the Grand Card. Although to date we have not been able to generate significant revenue from any source, we believe we will generate revenue from these business opportunities.

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

Furthermore, given our experience in the 50+ market, we are also beginning to focus on the caregiver space as a market opportunity that has become more relevant in the consumer market as it relates to aging parents and caring decisions. Pursuant to an affiliate agreement entered into with Caring, Inc., the Company’s website now includes searchable information of thousands of assisted living and independent living facilities that are available from Caring.com. We are exploring partnership opportunities in that space that could contribute to new revenue streams for the Company.

By developing meaningful products and services for our members and promoting their distribution through strategic partners, such as our previously discussed business relationship with HSNi, LLC and its affiliates (“HSN”), we expect to rely less on advertising revenue and more on revenue derived from mutually-beneficial partnership arrangements.

Revenue for the nine months ended September 30, 2015 was $382,625, which reflected an increase of $231,772, or 154%, compared to revenue of $150,853 for the comparable period in 2014. We decreased our total operating expenses by $2,346,747, or 25%, to $6,911,702 for the nine months ended September 30, 2015 compared to $9,258,449 for the comparable period in 2014 mainly as a result of a decrease in equity-based compensation expense. We decreased our net loss by $2,522,969, or 27%, to $6,978,518 for the nine months ended September 30, 2015 compared to $9,501,487 for the comparable period in 2014. Like most developing companies, we face substantial financial challenges particularly in regard to revenue generation, cost control and capital requirements.

We used $4,250,871 in cash for operating activities and $52,080 in cash for investing activities during the nine months ended September 30, 2015, offset by $6,773,741 in cash provided by financing activities during this period. We had a working capital surplus of $266,937 as of September 30, 2015. We continue to seek capital to fund ongoing operations. During the first nine months of 2015, we raised $700,000 from the issuance of our common stock and warrants to accredited investors in private placement transactions, $1,673,577 from the sale of preferred stock, net and $5,000,164 from loans and short-term advances, net. In addition, under an existing credit agreement, the Company has the sole discretionary right to draw down an amount up to $3,000,000 at any time on or prior to January 29, 2016. Going forward, we will need to raise significant capital in order to successfully implement our business plans. See “Liquidity and Capital Resources” below for additional information regarding our capital raising activities and use of cash.

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

Our Website

Our website offers content on health and wellbeing, relationships and finances as well as recipes, travel tips and recommended activities for grandparents, “boomers” and seniors. Historically, we have generated substantially all of our revenue through the sale of advertisements on our website. We believe the sale of advertisements will become a smaller percentage of total revenue on a going forward basis as other Company revenue streams are initiated. Our website averaged 1,070,000 visits per month and 812,355 unique users per month for the nine-month period ended September 30, 2015 according to Google Analytics.

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

Premium Membership benefits are typically discounted products and services provided by third parties appropriate for the 50+ demographic and their families. Premium Membership benefits include deals and discounts on gifts, jewelry, toys, eyewear, flowers, travel, entertainment (theaters), pet supplies, casinos, food and insurance. Premium Membership benefits providers have their promotions featured on our website.

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

Royalty Arrangements

We intend to derive revenue by endorsing or recommending products and services provided by third parties in return for royalty payments. We have endorsed an online course entitled “Timeless You” created by Deepak Chopra, a health and wellbeing advisor to the Company. This online course consists of six different classes to help participants redefine their age, eliminate stress, maximize energy and find joy in life. The online course is marketed to AGA members and third parties and we receive a royalty for each person who orders the course. The online course first became available in 2014. We have entered into an agreement (the “Aetna Royalty Agreement”) with Aetna Life Insurance Company (“Aetna”), pursuant to which Aetna will offer a group Medicare Supplement insurance policy to AGA members. On June 4, 2015, Aetna added a Cancer, Heart Attack or Stroke policy as a product offered under the Aetna Royalty Agreement. In exchange for our endorsement, a license to use our intellectual property and access to the AGA membership, Aetna will pay a royalty to the Company. The Aetna Royalty Agreement requires Aetna to design, price and manage the insurance policies. We are not required to perform any insurance producer services under the Aetna Royalty Agreement. As of the date of this Report, Aetna is in the process of filing its policy forms with various state insurance departments.

In February 2014, the Company entered into a marketing agreement (the “RD Agreement”) with Aetna Life Insurance Company (“Aetna”) and Reader’s Digest Financial Services, Inc. (“RD”) pursuant to which RD agreed to endorse and promote the Aetna-issued group Medicare Supplement insurance policy and other products as the parties may agree to offer in the future. The agreement required Aetna to make a $1,000,000 non-refundable marketing advance against future royalties to the Company and required the Company to pay a $1,000,000 royalty advance to RD. The payments to and from the Company were made in February 2014. For financial statement presentation purposes, the advance received was reflected in deferred revenue and the advance paid was reflected in prepaid expenses on the condensed consolidated balance sheets. These balance sheets amounts were accreted/amortized to earnings through June 30, 2015. On June 29, 2015, RD delivered a notice of termination of the RD Agreement. Pursuant to the terms of the RD Agreement, the RD Agreement was terminated on July 29, 2015. As a result of this termination, the Company recorded other income and other expense in equal amounts of $998,486 in the third quarter of 2015 with a net effect of zero on the condensed consolidated statements of operations.

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

Grand Card ®

In late 2011, the “Grand Card” was conceptualized as a cardholder rewards program that will provide cash rebate benefits on a debit card when cardholders purchase pharmaceutical products and consumer goods and services offered by participating merchants. In March 2013, we entered into a definitive agreement with Cegedim, Inc. (Opus Health Division), the U.S. subsidiary of Cegedim, S.A., regarding the formation of an alliance for the purpose of developing the Grand Card. On April 1, 2015, the Opus Health Division was sold by Cegedim Inc. to IMS Health Holdings, Inc.

In November 2014, Grand Card LLC, a wholly-owned subsidiary of the Company and Vantiv, LLC (“Vantiv”) entered into a master services agreement, an Addendum and exhibits thereto (collectively, the “Vantiv Agreement”) pursuant to which Vantiv agreed to provide card issuing and payment processing products and services to Grand Card LLC. Pursuant to the Vantiv Agreement, Grand Card LLC has committed to, among other things, a card purchasing allotment valued at $725,000 over a twelve (12) month period and in the first quarter of 2015, the Company purchased the initial card commitment at an aggregate cost of $168,756 which was recorded as prepaid expense since the cards have not been issued as of September 30, 2015. On November 11, 2015, Vantiv and Grand Card LLC entered into an amendment to the Vantiv Agreement extending the date on which a purchase order for the balance of the card allotment must be made to December 17, 2015. The Vantiv Agreement has an initial term of three (3) years and is subject to standard termination provisions as well as customary representations and warranties. In the event of a default under the Vantiv Agreement by Grand Card LLC, Grand Card LLC may be responsible for liquidated damages in an amount based upon the monthly revenue earned by Vantiv for the balance of the term.

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

In March 2015, we entered into an agreement (the “HSN Agreement”) with HSN whereby HSN will produce and broadcast segments promoting the Company’s membership group, the AGA, as well as certain co-marketed products and services offered by third parties. The initial products include Medicare Supplemental, Medicare Advantage, and Cancer and Heart Attack or Stroke health insurance policies offered by Aetna Life Insurance Company and its affiliates. The HSN Agreement also gives the Company the right to pursue co-marketing opportunities for other products and services offered by third parties, such as life, auto, and homeowners insurance. Under the HSN Agreement, the Company will receive a percentage of certain proceeds generated through the multimedia marketing campaign conducted by the parties. During the nine months ended September 30, 2015, the Company recorded $260,000 as commission revenue under the HSN Agreement. The HSN Agreement has an initial term that runs until December 31, 2015 and is subject to standard termination and extension provisions as well as customary representations and warranties.

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

We included in our Annual Report a discussion of some of the judgments, estimates and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we identified, and there are other accounting policies that are significant to us. For detailed information and discussion on our critical accounting policies and estimates, see our financial statements and the accompanying notes included in this Report and in our Annual Report. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report and in our Annual Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances. See “Cautionary Note Regarding Forward-Looking Statements” contained in this Report.

Certain amounts in the 2014 condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current period condensed consolidated financial statements. These reclassifications had no effect on previously reported results.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

Revenue

Revenue for the three months ended September 30, 2015 increased by $129,823, or 223%, to $188,055 compared to $58,232 for the comparable period in 2014. The increase is mostly due to commission revenue from one customer during the third quarter of 2015.

Operating Expenses

Total operating expenses for the three months ended September 30, 2015 decreased by $1,284,868, or 37%, to $2,231,382 compared to $3,516,250 for the comparable period in 2014 mostly due to a decrease in equity-based compensation awards during the third quarter of 2015.

Selling and marketing. Selling and marketing expense for the three months ended September 30, 2015 increased by $2,499, or 3%, to $86,313 compared to $83,814 for the comparable period in 2014.

Salaries. Salary expense for the three months ended September 30, 2015 increased by $5,631, or 1%, to $494,613 compared to $488,982 for the comparable period in 2014.

Rent. Rent expense for the three months ended September 30, 2015 decreased by $10,100, or 18%, to $45,500 compared to $55,600 for the comparable period in 2014 due to the nonrenewal of a corporate apartment lease which expired June 30, 2015.

Accounting, legal and filing fees. Accounting, legal and filing fees expense for the three months ended September 30, 2015 increased by $91,384, or 122%, to $166,498 compared to $75,114 for the comparable period in 2014. The increase was due to an increase in legal expenses in the third quarter of 2015.

Consulting. Consulting expense for the three months ended September 30, 2015 decreased by $39,677, or 10%, to $346,699 compared to $386,376 for the comparable period in 2014 mainly due to a net reduction in the cost of the Company’s mix of consultants in 2015.

Equity-based compensation. Equity-based compensation for the three months ended September 30, 2015 decreased by $1,264,463, or 61%, to $791,675 compared to $2,056,138 for the comparable period in 2014. The decrease was primarily due to a decrease for the Starr warrant expense of $266,000 and a $939,000 decrease in options and warrants granted in the third quarter of 2015 versus 2014. One warrant granted in 2014 accounted for $762,000 of the decrease.

Other general and administrative. Other general and administrative expense for the three months ended September 30, 2015 decreased by $45,705, or 19%, to $200,584 compared to $246,289 for the comparable period in 2014 mostly due to lower commissions, and freelance expenses in the third quarter of 2015.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2015 decreased by $24,427, or 20%, to $99,500 compared to $123,927 for the comparable period in 2014 due to the shorter life for one intangible asset.

Total Other Income (Expense)

Total other expense was $349,959 for the three months ended September 30, 2015, compared to total other income of $1,576 for the comparable period in 2014. The total other expense increase of $351,535 or 22,306% was primarily due to an increase of $401,462 in interest expense resulting mostly from $284,000 in discount amortization in 2015 and increased note and loan activity in 2015.

Net Loss

Net loss for the three months ended September 30, 2015 was $2,393,286, or $0.02 per basic and diluted share, compared to $3,456,442, or $0.03 per basic and diluted share, for the comparable period in 2014, a decrease of $1,063,156, or 31%.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Revenue

Revenue for the nine months ended September 30, 2015 increased by $231,772, or 154%, to $382,625 compared to $150,853 for the comparable period in 2014. The increase is mostly due to a non-refundable commission revenue from one customer earned during the nine months ended September 30, 2015.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2015 decreased by $2,346,747, or 25%, to $6,911,702 compared to $9,258,449 for the comparable period in 2014. The decrease was mostly due to a decrease in equity-based compensation during 2015.

Selling and marketing. Selling and marketing expense for the nine months ended September 30, 2015 decreased by $33,493, or 13%, to $215,482 compared to $248,975 for the comparable period in 2014 due to a decrease in public relations expense of $121,000 partially offset by an increase in production expense of $83,000.

Salaries. Salary expense for the nine months ended September 30, 2015 increased by $43,413, or 3%, to $1,585,944 compared to $1,542,531 for the comparable period in 2014.

Rent. Rent expense for the nine months ended September 30, 2015 increased by $17,478, or 12%, to $161,478 compared to $144,000 for the comparable period in 2014 due to an increase in office rent and a corporate apartment lease.

Accounting, legal and filing fees. Accounting, legal and filing fees expenses for the nine months ended September 30, 2015 decreased by $171,406, or 25%, to $524,073 compared to $695,479 for the comparable period in 2014. The decrease was due to decreases in legal expenses of $205,000 partially offset by an increase in accounting expenses of $29,000.

Consulting. Consulting expense for the nine months ended September 30, 2015 increased by $11,817, or 1%, to $986,361 compared to $974,544 for the comparable period in 2014.

Equity-based compensation. Equity-based compensation for the nine months ended September 30, 2015 decreased by $2,209,705, or 46%, to $2,548,587 compared to $4,758,292 for the comparable period in 2014. The decrease was due to a decrease for the Starr warrant expense of $1,072,000 and a $1,067,000 decrease in options and warrants granted in the nine months of 2015 versus 2014. One warrant granted in 2014 accounted for $762,000 of the decrease.

Other general and administrative. Other general and administrative expense for the nine months ended September 30, 2015 increased by $47,250, or 9%, to $578,190 compared to $530,940 for the comparable period in 2014 mostly due to higher insurance expenses of $80,000 in the nine months of 2015 versus 2014.

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2015 decreased by $52,101, or 14%, to $311,587 compared to $363,688 for the comparable period in 2014. The decrease was mostly due to the impact on amortization expense of certain impaired intangibles with shorter useful lives.

Total Other Expense

We had total other expense consisting mainly of interest expense of $449,441 for the nine months ended September 30, 2015 compared to total other expense of $393,891 for the comparable period in 2014. The increase of $55,550, or 14%, was mostly due to an increase of $97,352 in interest expense resulting from increased debt activity in the nine months of 2015 offset by a decrease in gains on accounts payable settlements of $41,802.

Net Loss

Net loss for the nine months ended September 30, 2015 was $6,978,518, or $0.05 per basic and diluted share, compared to $9,501,487, or $0.08 per basic and diluted share, for the comparable period in 2014, a decrease of $2,522,969, or 27%.

Liquidity and Capital Resources

As of September 30, 2015, we had unrestricted cash of $2,597,390. We expect to finance our operations over the next twelve months primarily through our existing cash and offerings of our equity or debt securities or through bank financing. Our operations have not yet generated positive cash flows. To effectively implement our business plan, we will need to obtain additional financing. If we obtain financing, we would expect to accelerate our business plan and increase our advertising and marketing budget, hire additional staff members and increase our office space and operations all of which we believe would result in the generation of additional revenue and development of our business. We cannot be certain that financing will be available on acceptable terms or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

Recent Capital Raising Efforts

Since January 2014 and through the filing of this report (which includes transactions that occurred after the third quarter of 2015), we have primarily funded our operations through the issuance of our equity and debt securities.

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

Series C Redeemable Convertible 7.5% Preferred Stock

On September 29, 2015, the Company entered into a securities purchase agreement (the “Preferred Agreement”) with certain investors (the “Preferred Purchasers”) and raised gross proceeds of $1,750,000, including the conversion by Mel Harris, a member of the Company’s board of directors, security holder and advisor to the Company, of the $450,000 principal amount of his convertible promissory note issued on April 28, 2015. Under the terms of the Preferred Agreement, the Preferred Purchasers purchased an aggregate amount of 875,000 shares of Series C Redeemable Convertible 7.5% Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), at a $2.00 per share purchase price. Each share of Series C Preferred Stock has a stated value of $2.00 (the “Stated Value”) and is convertible, at any time at the option of the holder, into ten (10) shares of the Company’s common stock (the “Conversion Shares”) at a conversion price of $0.20 per share (the “Conversion Price”), subject to customary adjustments, which gave rise to a beneficial conversion feature.

In addition, the Preferred Purchasers received warrants (the “Preferred Warrants”) representing the right to acquire an aggregate of 4,375,000 shares of the Company’s common stock at an exercise price of $0.30 per share (the “Preferred Warrant Shares”), subject to customary adjustments, for a period of ten (10) years from the date of issuance. Under certain circumstances, the holder of the Preferred Warrant may elect to exercise the warrant through a cashless exercise.

Under the Preferred Agreement, the Company shall prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Conversion Shares and Preferred Warrant Shares. The automatic registration right is subject in priority in all respects to the obligations of the Company under that certain Credit Agreement between the Company and VB Lender.

Additionally, the Company granted piggyback registration rights to the Preferred Purchasers in connection with the Conversion Shares and Preferred Warrant Shares on subsequent registration statements filed by Company, subject to certain exceptions.

Each share of Series C Preferred Stock earns dividends at the rate of 7.5% of the Stated Value, 2.5% of which dividend is payable in cash, and 5.0% will be payable in the form of Common Stock, on a quarterly basis, at $0.20 per share. Accrued and unpaid dividends do not bear interest.

The Series C Preferred Stock has a liquidation preference over common stock and voting rights equal to the number determined by dividing the Stated Value by the Conversion Price then in effect. Holders of Series C Preferred Stock vote together with the holders of the Company’s common stock as a single class.

The Company may redeem the Series C Preferred Stock at any time, at a price equal to the Stated Value per share plus any unpaid dividends. Alternatively, upon the election of the holder, the Company will convert shares of the Series C Preferred Stock into shares of the Company’s common stock. In addition, the Company is required to redeem all remaining Series C Preferred Stock on September 29, 2025, the tenth anniversary of the original issue date.

The gross proceeds of $1,750,000 received were reduced by issuance costs incurred of $76,423 resulting in net proceeds of $1,673,577 for the Series C Preferred Stock.

Debt Issuances

In February 2013, the Company issued four (4) promissory notes having an aggregate principal balance of $400,000 (collectively, the “February 2013 Notes”). Each of the February 2013 Notes were unsecured, accrued interest at a rate of 10% per annum and had maturity dates on the earlier of (i) March 1, 2014 and (ii) the closing of a single transaction (whether debt, equity or a combination of both) that resulted in aggregate gross proceeds to the Company of at least $10,000,000. Maturity of the February 2013 Notes was extended on March 1, 2014, May 6, 2014, July 8, 2014, August 30, 2014, October 31, 2014, December 31, 2014, and March 23, 2015. One of these notes and its accrued interest was terminated effective June 25, 2014 in return for 400,000 shares of the Company’s common stock in connection with a retirement agreement with a former officer of the Company. An expense of $28,000 was recorded in connection with the termination of this note. Thereafter, each of the three (3) remaining noteholders verbally agreed with the Company to extend the maturity date of the respective February 2013 Note to the earlier of (i) July 30, 2015, (ii) the closing of a single transaction (whether debt, equity or a combination of both) that results in aggregate gross proceeds to the Company of at least $2,000,000, and (iii) the acceleration of the maturity of each such note upon the occurrence of an Event of Default (as such term is defined in each of the February 2013 Notes). The three (3) remaining February 2013 Notes were paid in full by the Company on July 9, 2015. Given that the extensions were verbally agreed, there are no written amendments to be filed by the Company as exhibits to this Quarterly Report on Form 10-Q. Notwithstanding the terminated note, the Company accounted for these amendments as a modification with no resulting gain or loss.

On February 5, 2015, the Company entered into three (3) demand promissory notes (the “February 2015 Demand Notes”) in the aggregate amount of $125,000. One note was issued in favor of Steve Leber for $50,000, one note in favor of Lee Lazarus for $50,000 and one note in favor of Mel Harris for $25,000, all of whom are members of the Company’s board of directors. The notes were unsecured, earned interest at a rate of 10% per annum, and were payable upon demand. On April 28, 2015, the February 2015 Demand Note in favor of Mel Harris was amended and consolidated into the Harris April 2015 Loan as described below. The Company accounted for this amendment as a modification with no resulting gain or loss. The two (2) remaining promissory notes were repaid in full on July 9, 2015.

On March 27, 2015, the Company executed a loan agreement (the “March 2015 Loan”) in the amount of $150,000 in favor of Mel Harris, a member of the Company’s board of directors. The March 2015 Loan had a term of one year and an interest rate of 5% per year. On April 28, 2015, the March 2015 Loan in favor of Mel Harris was amended and consolidated to the Harris April 2015 Loan, as described below.

On April 15, 2015, the Company entered into a demand promissory note (the “April 2015 Demand Note”) in the amount of $25,000 in favor of Mel Harris. The note was unsecured, accrued interest at a rate of 10% per annum and was payable on demand. On April 28, 2015, the April 2015 Demand Note in favor of Mel Harris was amended and consolidated to the Harris April 2015 Loan as described below. The Company accounted for this amendment as a modification with no resulting gain or loss.

On April 28, 2015, Mel Harris, a member of the Company’s board of directors, security holder and advisor to the Company provided a $250,000 loan to the Company. This loan (the “Harris April 2015 Loan”) amended, restated and canceled (i) the March 2015 Loan in the initial amount of $150,000, (ii) the $25,000 February 2015 Demand Note and (iii) the $25,000 April 2015 Demand Note (each in favor of Mr. Harris), for an aggregate principal amount of $450,000. The Harris April 2015 Loan had a term of one (1) year and an interest rate of 5% per annum and could have been converted at the option of Mr. Harris into a preferred class of stock by July 27, 2015 or converted at the option of the holder into 2,250,000 shares of the Company’s common stock, along with a five-year warrant to purchase 1,125,000 shares of common stock at an exercise price of $0.30 per share. On July 27, 2015, the Company recognized a discount of $135,000 for the conversion feature associated with this note and a discount of $135,000 for the 1,125,000 five-year warrant with an exercise price of $0.30 that was issuable had the loan been converted. On August 20, 2015, the Harris April 2015 Loan was amended and the maturity date was changed from April 28, 2016 to October 19, 2015. The Harris April 2015 Loan was converted into Series C Preferred Stock on September 29, 2015. The unamortized discount of $234,066 on the Harris April 2015 Loan was expensed to interest upon conversion.

On May 18, 2015, the Company entered into a bridge note in favor of VB Funding LLC (“VB Lender”) in the amount of $1,000,000 (the “VB Bridge Loan”). The VB Bridge Loan had a term of one year and earned interest at an aggregate rate of 7.5% per annum, 2.5% of which shall be payable in cash and 5.0% shall be payable in-kind as additional principal on the VB Bridge Loan. The VB Bridge Loan is secured by an interest in the Company’s assets and VB Lender has the right to convert the VB Bridge Loan at the maturity date into shares of the Company’s common stock at $0.20 per share which gave rise to a beneficial conversion feature. The fair market value of the beneficial conversion feature as of May 18, 2015 was $360,000. In connection with the VB Bridge Loan, VB Lender received a ten-year warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.30 per share. As of May 18, 2015, the warrant had a relative fair market value of $110,000 and was recorded as a debt discount in the condensed consolidated balance sheets. The VB Bridge Loan was included as part of the new credit agreement between the Company and VB Lender entered into on July 8, 2015 and amended as of August 5, 2015 (the “Credit Agreement”).

On July 8, 2015, the Company and VB Lender entered into the Credit Agreement which provides for a multi-draw term loan credit facility (the “VB Loan”) in an aggregate amount not to exceed $8,000,000. The VB Loan will be advanced in two disbursements, with the initial amount of $5,000,000 (which includes the $1,000,000 amount previously funded on May 18, 2015 pursuant to the VB Bridge Loan) disbursed by VB Lender at the time of closing of the Credit Agreement. The second disbursement may be made at the Company’s discretion, in an amount up to $3,000,000 at any time on or prior to January 29, 2016.

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

Outstanding indebtedness under the VB Loan may be voluntarily prepaid at any time, in whole or in part, without premium or penalty. The indebtedness under the VB Loan is due July 8, 2025 and bears interest at an aggregate of 7.5% per annum, 2.5% of which shall be payable in cash and 5.0% shall be payable in-kind as additional principal. The VB Loan is secured by a security interest in the Company’s and certain of its subsidiaries’ assets and each such subsidiary has guaranteed the repayment of the VB Loan. At any time, VB Lender has the right to convert the outstanding balance of the VB Loan into shares of common stock of the Company, at a conversion price per share equal to $0.20 (subject to customary adjustments) which gives rise to a beneficial conversion feature having a relative fair market value of $1,950,000 as of July 8, 2015. This beneficial conversion feature value is recorded as a discount to the VB Loan and is amortized to interest expense over the life of the loan.

The Company and VB Lender, entered into the First Amendment to the Credit Agreement (the “VB Amendment”), effective as of August 5, 2015, pursuant to which VB Lender may convert at its election both principal and interest into common shares as provided under the Credit Agreement. The VB Amendment also modifies the provision concerning optional prepayment by the Company to include interest that has accrued on the principal amount outstanding under the Credit Agreement through the maturity date.

In connection with the execution of the Credit Agreement, the Company and VB Lender entered into a warrant agreement pursuant to which the Company issued to VB Lender a ten-year warrant to purchase up to 12,500,000 shares of common stock of the Company at a purchase price of $0.30 per share with the first disbursement of the VB Loan. The relative fair market value of $1,700,000 for this warrant was recorded as a debt discount on the date of the note. Upon the second disbursement under the VB Loan (if the Company elects to do so), the Company will issue to VB Lender a ten-year warrant to purchase up to 7,500,000 shares of common stock of the Company at a purchase price of $0.30 per share. VB Lender canceled the warrant to purchase 500,000 shares of common stock previously issued in connection with the VB Bridge Loan.

Outstanding Indebtedness

As discussed above, as of the date of this Report, $5,000,000 is outstanding or subject to conversion under the VB Loan, which is due July 8, 2025.

In addition to the debt instruments described above, we have promissory notes outstanding in favor of Mr. Leber in the principal amount of $78,543 (the “Leber Note”), Meadows Capital, LLC, an entity controlled by Dr. Robert Cohen, a member of the Company’s board of directors, in the principal amount of $308,914 (the “Meadows Note”) and BJ Squared LLC, an entity controlled by Mr. Leber, in the principal amount of $612,500 (the “BJS Note”). Meadows Capital, LLC has a 50% interest in the BJS Note. Such promissory notes reflect indebtedness assumed by us in connection with the merger with our predecessor in February 2012. Each of these promissory notes accrue interest at the rate of 5% per annum and mature upon the earlier of (i) the Company having EBITDA of at least $2,500,000 as reflected on its quarterly or annual financial statements filed with the SEC, or (ii) the Company closing a financing with gross proceeds to the Company of at least $10,000,000. The Leber Note and the BJS Note are subordinate in right of payment to the Meadows Note and rank pari passu with each other.

As of the end of the period covered by this Report, the Company had secured debt associated with the VB Loan.

Cash Flow

Net cash flow from operating, investing and financing activities for the periods below were as follows:

	Nine Months Ended September 30,
	2015	2014
Cash provided by (used in):
Operating activities	$(4,250,871)	$(3,916,157)
Investing activities	(52,080)	(155,232)
Financing activities	6,773,741	4,679,000
Net increase in cash:	$2,470,790	$607,611

Cash Used In Operating Activities

For the nine months ended September 30, 2015, net cash used in operating activities of $4,250,871 consisted of our net loss of $6,978,518 offset by $3,334,672 in non-cash adjustments for depreciation, amortization, equity-based compensation, issuance of common stock for services and gains on settlement of accounts payable, offset by $607,025 in cash used by changes in working capital and other activities.

For the nine months ended September 30, 2014, net cash used in operating activities of $3,916,157 consisted of net loss of $9,501,487 offset by $5,283,844 in non-cash adjustments for depreciation, amortization, equity-based compensation, issuance of common stock for services and gains on settlement of accounts payable, combined with $301,486 in cash provided by changes in working capital and other activities.

Cash Used In Investing Activities

For the nine months ended September 30, 2015, net cash used in investing activities of $52,080 was entirely for website development.

For the nine months ended September 30, 2014, net cash used in investing activities of $155,232 was entirely for website development.

Cash Provided By Financing Activities

For the nine months ended September 30, 2015, net cash provided by financing activities of $6,773,741 consisted of $700,000 in net proceeds from private placements, $1,673,577 in net proceeds from preferred stock and $5,000,164 in net proceeds from loans and short-term advances offset by repayments of loans and short-term advances of $600,000.

For the nine months ended September 30, 2014, net cash provided by financing activities of $4,679,000 consisted of net proceeds from private placements.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues if any, within a company have been detected.

As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was carried out under the supervision and with the participation of management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report due to material weaknesses in our internal control over financial reporting.

We defined “material weakness” as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We defined “significant deficiency” as a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

The significant deficiencies and material weaknesses that we have identified primarily consisted of the following: (i) we do not have written documentation of our internal control policies and procedures; (ii) we do not have sufficient segregation of duties within accounting functions or for executive officers of the Company; (iii) we do not have adequate supervision within our accounting function or sufficient staff with an appropriate level of knowledge of accounting, SEC rules and regulations or the application of GAAP; (iv) we lack a sufficient process for periodic financial reporting, including timely preparation and review of financial reports and statements, which has resulted in a restatement of the Company’s interim financial statements in the past; (v) we do not have an audit committee or an independent audit committee financial expert; and (vi) we have inadequate monitoring of transactions.

We intend to remediate the material weaknesses discussed above. As of the end of the period covered by this Report, we have not taken substantive steps to remediate the material weakness. We have begun the process of documenting our internal controls and procedures to ensure timely filing of our periodic financial reports filed with the SEC. However, due to our size and nature, segregation of duties within our internal control system may not always be possible or economically feasible. Likewise, we may not be able to engage sufficient resources to enable us to have adequate staff and supervision within our accounting function.

The Company's management does not expect that the Company's internal control over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

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

The risks described in Part I, Item 1A, “Risk Factors” in our Annual Report for the year ended December 31, 2014 and our Quarterly Report for the period ended June 30, 2015, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the execution of the Credit Agreement, the Company and VB Lender entered into a warrant agreement pursuant to which the Company issued to VB Lender a ten-year warrant to purchase up to 12,500,000 shares of common stock of the Company at a purchase price of $0.30 per share with the first disbursement of the VB Loan. The relative fair market value of $1,700,000 for this warrant was recorded as a debt discount on the date of the note. Upon the second disbursement under the VB Loan (if the Company elects to do so), the Company will issue to VB Lender a ten-year warrant to purchase up to 7,500,000 shares of common stock of the Company at a purchase price of $0.30 per share. VB Lender canceled the warrant to purchase 500,000 shares of common stock previously issued in connection with the VB Bridge Loan.

The Company granted ten-year warrants to purchase up to 4,375,000 shares of the Company’s common stock at an exercise price of $0.30 per share in connection with the Series C Preferred Stock. The warrants had a relative fair market value of $603,608 which was recorded as a debt discount in the condensed consolidated balance sheets.

As previously reported, in July 2015 the Company issued 200,000 shares of common stock to an existing investor at no additional investment pursuant to the terms of its previously executed securities purchase agreement.

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

Recently, the Company’s Chief Financial Officer and two former officers made allegations of corporate governance deficiencies at the Company. While management believes that such allegations are without merit, the Company’s board of directors has formed a special committee of independent directors to conduct an investigation. The special committee has engaged independent legal counsel to conduct the investigation, which, as of the date of this Quarterly Report, has not issued its written report but the independent legal counsel has reported to the special committee that there was no intentional misconduct by any officer or director of the Company. The Company’s Chief Executive Officer, Steven E. Leber, has been appointed as the Company’s principal financial and accounting officer in place of the Company’s Chief Financial Officer as of November 20, 2015 and executed the certifications filed as exhibits to this Quarterly Report on Form 10-Q as the Company’s principal financial officer, and the Chief Financial Officer has been suspended, with pay, effective November 23, 2015, pending the outcome of the investigation.

Mr. Leber was appointed as our Co-Chief Executive Officer and Chairman of our Board of Directors on February 23, 2012. Effective June 25, 2014, following the retirement of Joseph Bernstein, Mr. Leber became our Chief Executive Officer. Mr. Leber is also a Managing Director of GP.com Holding Company LLC (“GP Holding”). He joined GP Holding in May 2010 and served as a member of the board of GP Holding’s predecessor from 2007 through May 2010. Mr. Leber also serves as Chairman and Chief Executive Officer of New Age Producers Group, Inc., a holding company for his investment and entertainment ventures, which he formed in 1992. From 1999 through 2004, Mr. Leber was Chairman of Music Vision, LLC, a web-based company which created and managed artist websites for more than 100 top artists. From 1997 through 2001, Mr. Leber served as Chairman and Chief Executive Officer of The Pet Channel, Inc., a web-based company targeting the pet industry. Until January 2014, Mr. Leber was on the Advisory Board of Brooklyn Bagel Water Company, Inc., a bagel company. Currently, Mr. Leber serves as a consultant to Chasin Music Group, Inc., a music app developer. Mr. Leber is best known for his reputation as one of the most innovative forces in the entertainment industry as a manager and producer. Mr. Leber co-founded Contemporary Communications Corporation (CCC)/Leber-Krebs, Inc., which was one of the world’s leading music management firms, and served as its Chairman and Chief Executive Officer from 1971 through 1995. Prior to forming CCC, Mr. Leber, began his career at the William Morris Agency where he established its music division and worked with major artists such as the Rolling Stones, Simon and Garfunkel, Diana Ross, Dionne Warwick and the Jackson Five. Mr. Leber has also been the producer of theatrical shows and live events, creating new business models with events such as the arena tour of Andrew Lloyd Weber’s “Jesus Christ Superstar,” the international smash-sensation “Beatlemania,” The Teenage Mutant Ninja Turtles “Coming Out of Their Shells” tour, the Texxas Jam Music Series, and The Concert for Bangladesh. He also brought the Moscow Circus to North America. Mr. Leber holds a B.A. in Accounting from Northeastern University.

On September 10, 2015, the Company entered into a consulting agreement (the “JJLS Consulting Agreement”) with JJLS Consulting LLC (“JJLS”), pursuant to which JJLS will advise the Company with respect to business development and provide strategic advisory services. The JJLS Consulting Agreement has a two year term unless earlier terminated by either party upon sixty (60) days prior written notice. The Company shall pay JJLS $10,416 per month plus reimbursement for pre-approved expenses during the term of the JJLS Consulting Agreement. JJLS is controlled by Jordan Leber, Steve Leber’s son.

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

Exhibit Number	Description
10.1*	Credit Agreement by Grandparents.com, Inc. in favor of VB Funding, LLC dated July 8, 2015 (1)
10.2*	Warrant Purchase Agreement by and between Grandparents.com, Inc. and VB Funding, LLC dated July 8, 2015
10.3*	Form of Warrant issued to VB Funding, LLC, dated July 8, 2015
10.4*	Registration Rights Agreement by and between Grandparents.com, Inc. and VB Funding, LLC dated July 8, 2015
10.5*	Convertible Promissory Note by and between Grandparents.com, Inc. and Mel Harris dated August 20, 2015
10.6*	First Amendment to Credit Agreement, dated July 8, 2015, by and between Grandparents.com, Inc. and VB Funding, LLC dated as of August 5, 2015
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

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

Dated: November 23, 2015	GRANDPARENTS.COM, INC.

/s/ Steven E. Leber
Steven E. Leber
Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

