Form 10-K
period 2015-12-31
GRANDPARENTS.COM, INC.
filed 2016-03-28
CIK 1020475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the OTC Bulletin Board, was approximately $27,734,402.

As of March 18, 2016, there were 132,268,582 shares of the registrant’s common stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K (this “Report”) or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. In some cases, forward-looking statements may contain terms such as “anticipates,” “believes,” “seeks,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “will,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; relationships with our marketing partners and members; demand for our website and changes in our membership ranks; financial resources and condition; changes in revenues; changes in profitability; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; the ability to produce liquidity or enter into agreements to acquire the capital necessary to continue our operations and take advantage of opportunities; legal proceedings and claims. Forward-looking statements reflect our current views with respect to future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” contained herein. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

In this Report, unless the context indicates otherwise, references to “we,” “our,” “us,” “ourselves,” or “the Company” refer to Grandparents.com, Inc. and, where appropriate, its subsidiaries. References in this Report to “2015” and “2014” represent the fiscal years ended December 31, 2015 and 2014, respectively.

Overview

We own and operate the Grandparents.com website. As a membership organization and social media community, we connect grandparents, seniors, and boomers to differentiated, discounted products and services. Our services are geared to the approximately 72 million grandparents in the U.S., but our audience also includes “boomers” and seniors that are not grandparents. Our business model is to provide group discount benefits for a small membership fee. Our website offers content on health and wellbeing, relationships and finances as well as other topics such as recipes and travel tips. We believe that our website is one of the leading online communities for our market and is the premier social media platform targeting active, involved grandparents. As of the date of this Report, there were nearly 2 million registered users of the website with over 10 million unique visits to the website in 2015.

Our Website

 In 2015, our website averaged 1,041,160 total monthly visits and 732,555 unique monthly users according to Google Analytics. The number of users to our site in 2015 increased 9.4% over the prior year and the number of sessions increased 7.6% over the prior year. At the end of 2015, our Facebook page had 171,000 "likes", an increase of 5% over 2014. For 2015 traffic across our social media outlets has been trending upward: Pinterest was up 16% jumping to 12,500 followers. The Company has 10,100 followers on Twitter.

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

Recent Accomplishments

The Company accomplished several significant milestones during 2015.

The Company has positioned itself for growth and revenue by forming and strengthening strategic partnerships, establishing multiple sales channels, resolving practical and legal impediments, raising new money, engaging talented consultants, and entering into multiple agreements and partnerships.

On March 19, 2015, we entered into an agreement with HSNi, LLC (“HSN”) whereby HSN produced and broadcast segments promoting the AGA, as well as certain products and services offered by third parties. HSN produced and broadcast educational segments, with our first to market partner, Aetna Life Insurance Company (“Aetna”), promoting two different health insurance products on air and throughout HSN’s integrated channels.

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

The Company completed an agreement with Aetna, pursuant to which the Company will serve as a Master General Agent and offer a Medicare Supplement policy to AGA members and the general public. Policies sold will generate commissions to the Company.

We completed an additional agreement with Aetna pursuant to which we will serve as a Master General Agent and offer a Medicare Advantage Policy to AGA members and the general public from Aetna. The Company will receive a fixed fee commission for each Medicare Advantage Policy that the Company is involved with selling.

Financial Summary

Like most developing companies, we face substantial financial challenges, particularly in regard to revenue generation, cost control and capital requirements. Revenue for 2015 was $629,161, which reflected a net increase of $296,228, or 89.0%, compared to revenue of $332,933 for 2014. The net increase is due to an increase of $400,185 in commission revenue mainly from one customer offset by a decrease of $103,957 in advertising and other revenue mainly from fewer advertisers placing fewer ads during the year. In addition to commissions and advertising, we continue to focus on creating additional revenue streams from other sources such as paid membership in AGA, endorsement opportunities and the Grand Card. Total operating expenses had a net decrease of $5,305,906, or 36.0%, to $9,442,534 in 2015 compared to $14,748,440 for 2014 mostly due to decreases in equity-based compensation and impairment of intangible assets which accounted for 60.5% and 45.9% of the net decrease, respectively. As a result of the decrease in expenses and the increase in revenue, our net loss decreased by $5,437,824, or 36.7%, to $9,391,738 in 2015 compared to $14,829,562 in 2014.

We used $6,073,163 in net cash for operating activities during 2015, offset by $9,764,366 in net cash provided by financing activities in 2015. We had a working capital surplus of $1,047,440 as of the end of 2015. We continue to seek capital to fund ongoing operations. In 2015, we raised $8,000,164 from loans and short-term advances and $1,673,577 from the issuance of our Series C Redeemable Convertible 7.5% Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) and warrants to accredited investors in private placement transactions. Going forward, we will need to raise significant capital to fund operations and in order to successfully implement our business plans.

Without additional capital from investors or further financing, our ability to continue to implement our business plan may be limited. These conditions raise substantial doubt about our ability to continue as a going-concern and to execute on our business model. Our consolidated financial statements included in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

Advertising

Prior to 2015, we generated substantially all of our revenue through the sale of advertisements on our website. As anticipated, the sale of advertisements became a smaller percentage of revenue as the digital advertising marketplace continued to evolve and automate and other Company revenue streams were initiated. We have thus broadened our focus to create additional revenue streams by establishing synergistic partnerships through various marketing partnerships and channels. In some cases, these partnerships are supported by cooperative marketing dollars. As those partnerships continue to be consummated in 2016, we expect to generate additional revenue streams from these sources.

In 2015, revenue from the sale of advertisements was down to approximately 31% of total revenue with commission revenues fees becoming a more important source of revenue at 64%.

Royalty Arrangements

We intend to derive revenue by endorsing or recommending products and services provided by third parties in return for royalty payments. We have activated an agreement (the “Aetna Royalty Agreement”) with Aetna, pursuant to which Aetna will offer a group Medicare Supplement insurance policy to AGA members. On June 4, 2015, Aetna added a Cancer, Heart Attack or Stroke policy as a product offered under the Aetna Royalty Agreement. In exchange for our endorsement, a license to use our intellectual property and access to the AGA membership, Aetna will pay a royalty to the Company. The Aetna Royalty Agreement requires Aetna to design, price and manage the insurance policies. We are not required to perform any insurance producer services under the Aetna Royalty Agreement. As of the date of this Report, Aetna is in the process of filing its policy forms with various state insurance departments.

There can be no guarantee that we will be able to enter into similar agreements or other royalty arrangements with other third parties or that, if we are, the terms of such arrangements will be on terms advantageous to us. To the extent we are able to enter into royalty arrangements, revenues, if any, from such arrangements may be limited in the near term. There can be no guarantee the Company will derive revenue from this or any other royalty program.

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

Grand Giveaways and Premium Membership

With the introduction of a paid membership to the AGA in 2014, we have separated the offers formerly available in the Grand Deals portion of our website into two separate areas: Grand Giveaways and Premium Membership. Grand Giveaways will continue to offer giveaways to registered users of the website and Premium Membership will also offer discounted products and services exclusively to paying members of the AGA which number approximately 1,500.

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

Grand Card®

In late 2011, the “Grand Card” was conceptualized as a cardholder rewards program that will provide cash rebate benefits on a debit card when cardholders purchase pharmaceutical products and consumer goods and services offered by participating merchants. As discussed below, we have formed an alliance with Cegedim for the purposes of developing the Grand Card. Cegedim has developed proprietary processes and technologies which will be customized and adapted to the Grand Card for rebate programs.

Development of the Grand Card has been ongoing, hence we have not generated any revenue from this program yet. We expect to launch the Grand Card in 2016. There can be no guarantee that we will be able to further develop this concept or, that if we are able to do so, that we will be able to generate revenue from it.

Strategic Partnerships

We have entered into several strategic partnerships which we believe will help us to generate future revenue. By entering into such arrangements, we seek to leverage the knowledge of others to help us develop our business.

In March 2013, we entered into a definitive agreement with Cegedim, Inc. (Opus Health Division), the U.S. subsidiary of Cegedim, S.A., regarding the formation of an alliance for the purpose of developing the Grand Card. On April 1, 2015, the Opus Health Division was sold by Cegedim Inc. to IMS Health Holdings, Inc.

In November 2014, Grand Card LLC, a wholly-owned subsidiary of the Company and Vantiv entered into a master services agreement, an Addendum and exhibits thereto (collectively, the “Vantiv Agreement”) pursuant to which Vantiv agreed to provide card issuing and payment processing products and services to Grand Card LLC. Pursuant to the Vantiv Agreement, Grand Card LLC has committed to, among other things, a card purchasing allotment valued at $775,000 over a twelve (12) month period and in the first quarter of 2015, the Company purchased the initial card commitment at an aggregate cost of $168,756 cards. On November 11, 2015, Vantiv and Grand Card LLC entered into an amendment to the Vantiv Agreement extending the date on which a purchase order for the balance of the card allotment must be made to December 17, 2015. On December 18, 2015, Vantiv and Grand Card LLC entered into a third amendment to the Vantiv Agreement extending the date on which a purchase order for the balance of the card allotment must be made to (i) a partial purchase order for one-third of the remaining balance to be made by December 22, 2015 and (ii) an additional purchase order for the remaining balance by March 31, 2016. On December 22, 2015 such order was placed and in January 2016, the Company purchased additional cards for an aggregate cost of $202,050. The Vantiv Agreement has an initial term of three (3) years and is subject to standard termination provisions as well as customary representations and warranties. In the event of a default under the Vantiv Agreement by Grand Card LLC, Grand Card LLC may be responsible for liquidated damages in an amount based upon the monthly revenue earned by Vantiv for the balance of the term. The Company’s Grand Card venture is a cash rebate debit card that will enable cardholders to purchase pharmaceutical products and consumer goods and services from participating merchants.

In January 2013, we entered into a Strategic Alliance Agreement (the “Starr Agreement”) with Starr Indemnity & Liability Company (“Starr”), a wholly owned subsidiary of Starr International Company, Inc., under which Starr agreed to provide certain services to us, including developing strategic business and investment relationships and other business consulting services. In exchange for the services, we agreed to pay Starr a monthly fee of $80,000 as well as certain fees to be agreed upon by us and Starr for Starr’s arranging agreements with insurance and finance companies. The Starr Agreement was amended in April 2013, pursuant to which we committed to issuing Starr a warrant to acquire up to 21,438,954 shares of our common stock, subject to certain customary adjustments which vested one-fourth (1/4th) of the warrant shares upon issuance and the remaining portion of the warrant shares in three equal annual installments on March 1, 2014, 2015 and 2016, provided, however, that the warrant shall automatically cease to vest upon termination or expiration of the Starr Agreement. The warrant was issued on November 7, 2014. The initial term of the Starr Agreement was for one year and automatically renewed on March 1, 2014 and 2015 and will continue to do so for subsequent one-year periods unless either party terminates the Starr Agreement prior to the expiration of the then-current term. On January 29, 2016, the Company and Starr entered into a letter agreement amending the Starr Agreement to extend the renewal deadline from March 1, 2016 to March 29, 2016.

On March 19, 2015, we entered into an agreement (the “HSN Agreement”) with HSN whereby HSN produced and broadcast segments promoting the AGA, as well as certain products and services offered by third parties. The initial on air segments involved education regarding Medicare Supplemental, Medicare Advantage, and Cancer and Heart Attack or Stroke health insurance policies offered by Aetna and its affiliates. Under the HSN Agreement, the Company received a percentage of certain proceeds generated through the multimedia marketing campaign conducted by the parties. During 2015, the Company recorded $400,000 as commission revenue under the HSN Agreement. The HSN Agreement had an initial term ending on December 31, 2015, and the Company has certain renewal rights through September, 2016.

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

Content Syndication

We syndicate content from time to time to other major sites or portals that reach our demographic and we are working to expand this initiative. We believe this strategy broadens the reach of our website and establishes us as a trusted resource for grandparents, boomers and seniors. Through syndication, we believe our website gains attention as a place for content on all things that relate to these audiences. Some of our content-exchange relationships have been with AOL/Huffington Post and PBS’s Next Avenue as well as smaller niche sites. Although we do not receive fees for our syndicated content, we believe that content syndication indirectly generates revenue by increasing traffic to our website. We seek to convert these first-time visitors into recurring visitors and ultimately to AGA members.

Social Media

Social media is a great organic traffic source for Grandparents.com. In 2015, Facebook, Twitter and Pinterest accounted for 30% of the organic referrals, sending over 350,000 users to the site.

Facebook is used to attract visitors to the site and new members to the AGA. In addition, we use our Facebook page to cross-promote the products and services of certain marketing partners in exchange for their help driving traffic to our website by their own means. In 2015, the Company had 171,000 Facebook "likes", an increase of 5% over 2014, with an average of 29,000 people talking about us on Facebook. Our Facebook page reached an average of 388,000 users each week, expanding the Grandparents.com brand users well beyond our engaged fan base.

Twitter.  We use our Twitter feed to communicate with our target market and experts and influencers in various fields, as well as a business-to-business platform, meaning that we “tweet” specifically to the brands we want to partner with for Grand Deals, editorial promotion and social media cross promotion. We believe Twitter is more effective in getting the attention of a potential marketing partner than through traditional channels.  We began actively using Twitter to source marketing partnerships in July 2011.  In 2013, we also began to reach out to our experts and influencers to have them retweet and promote Grandparents.com.  Since 2012, we have achieved a 58% increase in followers from approximately 6,379 followers to 10,100 followers. Twitter reports that each of our tweets garners an average of more than 10,000 impressions.

YouTube.  Our website became an official YouTube partner in December 2011.  Our YouTube channel had more than 6 million video views by December 31, 2015, a 103% increase since its inception.  We utilize YouTube to conduct video contests from time to time, with each contest having a different theme.  Contest participants can submit video clips and winners will receive various prizes from us or our promotional partners.

Pinterest.  We created our first Pinterest board in January 2012.  We have 44 boards of primarily highly-sharable content including wellness articles, crafts, recipes and quotes. During 2015, we experienced a 16% growth, jumping to 12,500 Pinterest followers. Similar to our YouTube contests, we utilize Pinterest to conduct themed contests in which our followers can submit pictures.  Contest winners will receive various prizes from us or our promotional partners.

Intellectual Property

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology, in part, by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.

In addition to these contractual arrangements, we also rely on a combination of trade secret, copyright, trademark and trade dress to protect our intellectual property. We pursue the registration of our domain names, trademarks, and service marks in the U.S. Our registered trademarks in the U.S. include “Grandparents.com,” “Grand Inspirations”, “AGA”, “American Grandparents Association”, and “Grand Card”. We also have a trademark on the “It’s great to be grand” design mark, as well as others. We have a patent pending on the “Grand Card System and Method for Incentivizing Purchases”.

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

Government Regulation

We are subject to a number of domestic and foreign laws and regulations including those affecting companies conducting business on the internet, many of which are evolving and could be interpreted in ways that could harm our business. In the U.S. and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could harm our business. In addition, rising concern about the use of social networking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities may in the future produce legislation or other governmental action that could require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our service.

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

One of our subsidiaries, GIS, has become licensed to act as an insurance producer in all 50 states such that it will be subject to the regulatory regimes of those jurisdictions and governing bodies overseeing this industry. Another of our subsidiaries, Grand Card LLC, is the sponsor of a debit card program, and as such, it will be subject to the laws and regulations of jurisdictions and governing bodies overseeing this industry.

Corporate Information

We were incorporated under the laws of Delaware in May 1996 as a provider of specialty reference laboratory services to the pharmaceutical, biotechnology, and diagnostics industries. On August 31, 2011 we sold all of our former business and operating assets to Emerald Star Holdings, LLC and, in connection with the closing, we changed our corporate name to NorWesTech, Inc.

From September 1, 2011 until February 23, 2012, we had no active operations and our assets primarily consisted of the net cash proceeds we received from the sale of our former business and certain dormant technology and intellectual property held by our subsidiaries. During this time, our primary focus was to seek an acceptable operating company with which to complete a business combination.

On February 23, 2012, we entered into an Asset Contribution Agreement (the “Contribution Agreement”) with Grandparents.com LLC, a Florida limited liability company, now known as GP.com Holding Company, LLC (“GP Holding”). Under the terms of the Contribution Agreement, GP Holding contributed substantially all of its assets to us in exchange for our assumption of certain liabilities of GP Holding and our issuance to GP Holding of one share of our Series A Convertible Preferred Stock and a warrant to purchase shares of our common stock (the “Transaction”). As a result of the Transaction, GP Holding became the holder of a majority of our voting securities. In addition, our former directors and officers resigned and the designees of GP Holding were appointed to fill the vacancies created by such resignations. Accordingly, the Transaction resulted in a change of control of the Company.

Immediately following the Transaction, our then wholly-owned subsidiary Grandparents.com LLC was merged with and into the Company and in connection with the merger we changed our name to Grandparents.com, Inc. We also moved our corporate offices to New York and changed our fiscal year end from June 30 to December 31.

Employees

We believe we have assembled a talented group of employees and we strive to hire well-qualified employees to help address the challenges that we face. As of December 31, 2015, we had a staff of 10 people, including 3 executive officers and 7 employees. We currently engage, and have engaged consultants and advisors as we deem appropriate. From time to time, we may continue to engage consultants and advisors as we deem appropriate.

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

We consider our business to be in the early stage of operations. Existing and potential investors must consider the risks and difficulties frequently encountered by early-stage companies. Historically, there has been a high failure rate among early-stage companies. Our future performance will depend upon a number of factors, including our ability to:

•	raise additional capital as needed for current operations, capital expenditures, and business development;

•	generate revenues and implement our business plan and growth strategy;

•	attract visitors to our website and increase user engagement;

•	increase and retain membership in the AGA;

•	provide content, products and services that are relevant and meaningful to our users and AGA members;

•	successfully implement our agreements with Aetna and other strategic relationships;

•	attract and retain other marketing and commercial sponsors;

•	develop and launch the Grand Card;

•	design, develop and maintain technology infrastructure that can effectively sustain significant website usage;

•	minimize disruptions in our service and avoid breaches of security and privacy;

•	maintain regulatory compliance on federal, state and local levels;

•	successfully counter and respond to actions by our competitors;

•	maintain adequate control of our expenses;

•	attract, retain and motivate qualified personnel; and

•	generate sufficient working capital through our operations or through issuance of additional debt or equity financing, and to continue as a going concern.

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

Our consolidated financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2015. The presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business and could make it challenging and difficult for us to raise additional debt or equity financing, all of which could have a material adverse impact on our business, results of operations, financial condition and prospects. If adequate funds are not available to us when needed and if we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

We may continue to incur substantial losses and negative operating cash flows and may not achieve or maintain positive cash flow or profitability in the future.

We have incurred significant losses and negative operating cash flow from inception and may continue to incur significant losses and negative operating cash flow into the foreseeable future. For 2015, we had a net loss of approximately $9.4 million and used approximately $6.1 million, net, in cash for operating activities. In order to reach our business growth objectives, we expect to incur significant additional expenses for sales, marketing, website development and other operating and capital costs. As a result, we will need to generate and grow our revenues significantly to achieve positive cash flow and profitability. We may not be successful in generating and increasing our revenues and we may never achieve or maintain positive cash flow or profitability. The uncertainties regarding the commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern.

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

We have not generated meaningful revenues to date and we cannot assure that we will be able to significantly increase our revenues. To date, we have generated revenue principally from commissions, royalties, endorsements, and advertisements on our website. Although we intend to generate revenue from other sources, we have not yet generated significant revenue from any sources and there can be no guarantee that we will be able to do so. A significant portion of our revenue is derived from one source so a significant reduction in revenue from this source could have a materially adverse effect on our results of operations. Our ability to increase our revenue depends on a variety of factors, many of which are described in this Report. While we expect to increase our revenue, there can be no assurance that such increase will occur. If our revenue decreases, does not increase, or does not keep pace with our operating expenses, our business, results of operations and financial condition could be materially adversely affected.

To date, a substantial portion of our revenue has been generated from advertising and any loss of, or reduction in spending by, advertisers could adversely affect our business.

A substantial portion of our revenues to date derive from advertisers on our website. We do not typically enter into long-term arrangements with advertisers and, accordingly, advertisers may from time to time choose to discontinue, reduce the amount they spend on, or reduce the prices they are willing to pay for advertising on our website. Advertisers may choose to do so if they do not believe our website is effective in reaching their target market or if they believe advertising through other means will generate a better return. Likewise, advertising revenue may be affected by the number of users of our website, the level of user engagement with our website, website design changes we may make that change how and the extent to which we make advertisements available to our users, reductions in advertising budgets, advertising price changes and general economic conditions, and conditions in the advertising industry in general. A decrease in advertising revenue could adversely affect our operating results.

We will need to increase visitor traffic to our website and attract and retain members to the AGA in order to be successful.

We believe increasing our website traffic and attracting and retaining members to the AGA are important to our success. Specifically, increased website traffic will allow us to generate additional revenue from advertisements. In addition, we hope new visitors to our website will join the AGA. We believe having a substantial membership base in the AGA will make us more attractive to third parties and better position us to enter into arrangements with these third parties on terms more favorable to us. Increasing web traffic and attracting and retaining members in the AGA are dependent on our ability to provide content, features and products that are useful, reliable and trustworthy, and the ability of these third parties to present worthwhile products and services at favorable rates to the AGA membership. If AGA members do not perceive our website and the services and products offered through it as useful, reliable and trustworthy, we may not be able to attract and retain members or members may reduce their engagement with our website. If we are unable to increase web traffic and attract and retain AGA members, we may not be able to attract marketing and commercial sponsors or advertisers. Accordingly, our ability to generate revenue and our operating results will be adversely affected.

Our success will be dependent upon our ability to attract and retain marketing and commercial sponsors.

We must attract, retain and enter agreements with third parties that result in revenue generation for the Company. As mentioned above, we expect revenue to be derived, in part, from products and services offered from the AGA and from royalties earned by licensing our name and other intellectual property to third parties who we endorse or recommend. If third parties do not find our website or endorsements effective or do not believe that utilizing our website or obtaining our endorsement provides them with increases in customers, revenue or profit, they may not make, or continue to make, their products and services available on our website or seek our endorsement or recommendation. Although we have entered into agreements with Aetna pursuant to which we have received de minimis revenue, we have not yet entered into any significant revenue generating agreements with any other third parties other than HSN, and there can be no assurance that we will be able to so. We are dependent on Aetna as the exclusive provider of Medicare plans to AGA members and the payment of royalties to us, so the reduction or loss of this relationship could have a material adverse effect on our results of operations. If we are unable to attract, retain and enter into revenue generating agreements with third parties in numbers sufficient to grow our business, our operating results will be adversely affected.

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

The total number of registered users of Grandparents.com is substantially higher than the number of AGA registered users we consider active. A significant portion of our customers registered via co-registration arrangements and therefore have not remained active while other members may have passed away or become incapacitated, and others may have registered under fictitious names or created fraudulent accounts or created duplicate accounts. Accordingly we may have significantly fewer active users than registered users.

Many individuals use mobile devices to access online services. If users of these devices do not widely adopt solutions we develop for these devices, our business could be adversely affected.

Usage of mobile devices such as smart phones, handheld tablets and mobile telephones, as opposed to personal computers, to access online services has substantially increased in the past few years and is expected to continue to increase. Although a portion of our website visitors and AGA members access our website from personal computers, a significant number access our online services on mobile devices. We anticipate that the rate of growth in mobile usage will continue to grow. Advertising is a source of revenue for us and the mobile advertising market remains a new and evolving market. It is unclear whether we will be able to find ways for advertisements to be effectively displayed on mobile devices or for our website to be effectively used on mobile devices. If our users increasingly use mobile devices as a substitute for access to our online services as opposed to personal computers, and if we are unable to successfully implement monetization strategies for our solutions on mobile devices, or these strategies are not as successful as our offerings for personal computers, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected.

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

We believe that we have developed a strong and trusted brand. Our brand is based on the idea that grandparents and other age 50+ individuals will trust us and find our content and the services and products we endorse or make available on our website valuable to them. We also believe that maintaining and enhancing our brand is critical to increasing website traffic, expanding the membership ranks of the AGA, and attracting advertisers and marketing and commercial sponsors. Despite our efforts to protect our brand and prevent its misuse, if others misuse our brand or pass themselves off as being endorsed or affiliated with us, it could harm our reputation and our business could suffer. If our users determine that they can use other websites or social networks for the same purposes as or as a replacement for our website, or if we do not successfully maintain a strong and trusted brand, our business could be harmed.

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

Larger and more established companies, whether within or from outside the social networking industry, may focus on our market and could directly compete with us. Smaller companies could also launch new products and services that compete with us and that could quickly gain market acceptance. It is also possible that new competitors may emerge and acquire significant market acceptance as well. A number of these companies may have substantially greater financial and technical resources, more extensive and well developed marketing and sales networks, better access to information, greater brand recognition among consumers, and larger user and member bases. Certain competitors could use strong or dominant positions in our market to gain competitive advantages against us.

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

Our success depends in part upon continued growth in the use of the Internet as a source of research on health insurance products and pricing, as well as the willingness for individuals to use the Internet to request further information or contact directly or indirectly the distributors that sell the products we offer. Individuals and insurance carriers may choose to depend more on traditional sources, such as individual agents, or alternative sources may develop, including as a result of The Patient Protection and Affordable Care Act, The Healthcare and Education Reconciliation Act of 2010, and other new regulations (“Healthcare Reform”). Our future growth, if any, will depend in part upon:

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

We are obligated to comply with financial and other covenants outlined in the new credit agreement between the Company and VB Funding, LLC (“VB Lender”) entered into on July 8, 2015 and amended as of August 5, 2015 (the “Credit Agreement”) that could restrict our operating activities and financing activities. A failure to comply could result in a default under such Credit Agreement, which would, if not waived by VB Lender which likely would come with substantial cost, accelerate the payment of our debt.

Our Credit Agreement with VB Lender contains restrictive covenants which include, among others, provisions which restrict our ability to:

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

Our secured debt under the security agreement associated with our Credit Agreement with VB Lender also contains other customary covenants, including, among others, provisions:

•	relating to the maintenance of the property collateralizing the debt; and

•	restricting our ability to pledge assets or create other liens.

Based on our existing debt agreements, we were in compliance with our financial and non-financial covenants as of December 31, 2015. Any of the covenants described in this risk factor may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of outstanding promissory notes, demand promissory notes, and loan. In addition, our failure to pay principal and interest when due is a default under our Credit Agreement.

Our indebtedness and near-term obligations could materially adversely affect our financial health.

As of the date of this Report, we had $8,000,000 in principal amount outstanding under a convertible secured loan. We also assumed $999,957 in principal amount of indebtedness, including accrued management fees, from GP Holding in connection with the February 2012 reverse merger transaction. Our level of indebtedness has, or could have, important consequences to our business, because:

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

Our predecessor, GP Holding, may have had unknown liabilities that now may be deemed to be liabilities of the Company.

There may have been liabilities of GP Holding that were unknown at the time of the asset contribution transaction in February 2012. As a result of that transaction, any such unknown liabilities may be deemed to be liabilities of the Company. In the event any such liability becomes known, it may lead to claims against us including, but not limited to, lawsuits, administrative proceedings, and other claims. Any such liabilities may subject us to increased expenses for attorneys’ fees, fines and litigation and expenses associated with any subsequent settlements or judgments. There can be no assurance that such unknown liabilities do not exist. To the extent that such liabilities become known, any such liability-related expenses may materially and adversely affect our profitability, operating results and financial condition.

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

Any legal liability, regulatory penalties, or negative publicity regarding the information on our platform or that we otherwise distribute or provide will likely harm our business and results of operations.

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

Changes and developments in the health insurance system in the United States, in particular the implementation of Healthcare Reform, could harm our business.

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

We rely on a combination of trade secret, trademark and copyright laws, as well as employee and third-party non-disclosure agreements and other protective measures, to protect intellectual property rights. There can be no assurance, however, that these measures will provide meaningful protection of our membership lists, trademarks, service marks, copyrights, trade dress, trade secrets, proprietary technology and similar intellectual property in the event of any unauthorized use, misappropriation or disclosure.

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

Former officers made allegations of alleged corporate and officer’s wrongdoing and filed a complaint with OSHA.

In October 2015, the Company’s Chief Financial Officer and two former officers made allegations of corporate and certain officers’ wrongdoing. The Company believes such allegations are without merit. Nevertheless, the Company’s board of directors appointed a Special Independent Committee consisting of the non-executive directors, which, in turn, retained a prominent national law firm to conduct an independent investigation of the allegations. The independent counsel reported to the Special Independent Committee that the investigation did not reveal any material wrongdoing.

The Chief Financial Officer was terminated on December 11, 2015 and has not yet been replaced. The former Chief Financial Officer filed a complaint with OSHA alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act which the Company is contesting. These allegations and potential additional allegations could subject the Company to retribution for retaliation against a whistleblower including, without limitation, back pay and attorneys’ fees. These proceedings could divert management’s focus and result in substantial legal fees which could be detrimental to the Company. Furthermore, these and any additional allegations made by the former officers could inhibit the Company’s ability to create revenue, obtain new financing, and maintain or secure relationships with business partners.

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

Steven Leber, Dr. Robert Cohen and Joseph E. Bernstein control approximately 43.9% of the total voting power of our common stock. For so long as they continue to own a substantial percentage of the total voting power of our securities, such individuals may be able to exert significant control over all matters requiring approval by our Board of Directors and stockholders, including the approval of mergers or other business combination transactions. Because their interests may not always coincide with the interests of our other stockholders or each other, they may cause us to take actions which the other stockholders may disagree with or which may not be in the best interests of such other stockholders.

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

We may issue a substantial number of shares of common stock upon the exercise of outstanding warrants and options, and the possible conversion of indebtedness and preferred stock. Such issuances may have a substantial dilutive effect on holders of our equity securities.

As of the date of this Report, we had outstanding warrants, options, convertible debt and convertible preferred stock to purchase or convert to an aggregate of approximately 155 million shares of common stock. We may also seek to enter into arrangements with our debt holders or preferred stock holders to convert their debt or stock into common equity. Also, as of the date of this Report, we also have approximately 3 million shares of common stock available for issuance under our incentive equity plan. The holders of warrants and options will likely exercise such securities at a time when the market price of our common stock exceeds the exercise price. Debt holders may seek a discount to the trading price of our common stock in agreeing, if at all, to convert debt to equity. Accordingly, the issuance and exercise of such warrants and options and the possible conversion of indebtedness and preferred stock may result in a decrease in the net tangible book value per share of our common stock and such decrease could be material.

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

The SEC prohibits the use of Rule 144 under the Securities Act of 1933, as amended, for the resale of securities issued by “shell companies” (other than business transaction related shell companies) or issuers that have been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met: (i) the issuer of the securities that was formerly a shell company has ceased to be a shell company; (ii) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (iii) the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and (iv) at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company. As such, due to the fact that we had been a shell company prior to the Transaction, holders of “restricted securities” within the meaning of Rule 144, when reselling their shares pursuant to Rule 144, shall be subject to the conditions set forth in Rule 144 with respect to former shell companies.

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

The Series C Preferred Stock issued to the Series C purchasers has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders. Such preferential rights could adversely affect our liquidity and financial condition, and may result in the interests of the Series C purchasers differing from those of our common stockholders.

As holders of Series C Preferred Stock, the Series C purchasers have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to shareholders, before any payment may be made to holders of any other class or series of capital stock, an amount of the stated value per share, plus any Accruing Dividends (as defined in the Certificate of Designation) accrued but unpaid, whether or not declared, together with any other dividends declared but unpaid.

Item 1B.	Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.	Properties.

We lease approximately 5,000 square feet in our headquarters located at 589 Eighth Avenue, 6th Floor, New York, New York. The lease expires on September 30, 2018. Our current monthly rent payment under the lease is approximately $18,200 per month. We believe that our property is generally suitable to meet our needs for the foreseeable future however we continue to evaluate other options and shall seek alternative or additional space as needed.

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.

On December 28, 2015, the Company was notified by OSHA that a complaint was filed against it by its former Chief Financial Officer who was terminated on December 11, 2015. His complaint alleges retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act. The Company believes the claims are without merit and intends to contest them vigorously.

We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	High	Low
Fiscal 2015:
Fourth quarter ended December 31, 2015	$0.22	$0.05
Third quarter ended September 30, 2015	0.24	0.15
Second quarter, ended June 30, 2015	0.34	0.17
First quarter, ended March 31, 2015	0.25	0.16

Fiscal 2014:
Fourth quarter ended December 31, 2014	$0.31	$0.15
Third quarter ended September 30, 2014	0.54	0.10
Second quarter, ended June 30, 2014	0.37	0.25
First quarter, ended March 31, 2014	0.44	0.16

Holders of Common Stock

As of March 18, 2016, there were 132,268,582 shares of common stock issued and outstanding held by approximately 170 holders of record.

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

The following discussion and analysis is based on, should be read with, and is qualified in its entirety by, the accompanying audited consolidated financial statements for the years ended December 31, 2015 and 2014 and related notes thereto included in this Report. The following discussion and analysis should also be read in conjunction with the disclosure under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained in this Report.

Overview

As discussed in greater detail in Item 1 Business, we own and operate the Grandparents.com website. As a membership organization and social media community, we connect grandparents, seniors, and boomers to differentiated, discounted products and services. Our services are geared to the approximately 72 million grandparents in the U.S., but our audience also includes “boomers” and seniors that are not grandparents. Our website offers content on health, wellbeing, relationships and finances as well as other topics that appeal to our audience. Our business model is to provide group discount benefits for a small membership fee. We believe that our website is one of the leading online communities for our market and is the premier social media platform targeting active, involved grandparents. In addition to our website, our membership association, the AGA, was formed to unite grandparents, boomers and seniors. Members of the AGA have access to a range of benefits including discounts on products and services. Members pay $15 annually to the AGA to receive these benefits as well as products and services that are endorsed or recommended by the AGA.

Like most developing companies, we face substantial financial challenges particularly in regard to revenue generation, cost control and capital requirements. Revenue for 2015 was $629,161, which reflected a net increase of $296,228, or 89.0%, compared to revenue of $332,933 for 2014. The net increase is due to an increase of $400,185 in commission revenue from one customer offset by a decrease of $103,957 in advertising and other revenue mainly from fewer advertisers placing fewer ads during the year. In addition to commissions and advertising, we continue to focus on creating additional revenue streams from other sources such as paid membership in AGA, endorsement opportunities and the Grand Card. Total operating expenses had a net decrease of $5,305,906, or 36.0%, to $9,442,534 in 2015 compared to $14,748,440 for 2014 mostly due to decreases in equity-based compensation and impairment of intangible assets which accounted for 60.5% and 45.9% of the net decrease, respectively. As a result of the increase in revenue and decrease in expenses, our net loss decreased by $5,437,824, or 36.7%, to $9,391,738 in 2015 compared to $14,829,562 in 2014. There were no known trends or uncertainties in inflation or changing prices that have had or that the Company expects will have a material favorable or unfavorable impact on net sales, revenues or income from continuing operations.

We used $6,073,163 in net cash for operating activities during 2015, offset by $9,764,366 in net cash provided by financing activities in 2015. We had a working capital surplus of $1,047,440 as of the end of 2015. We continue to seek capital to fund ongoing operations. In 2015, we raised $8,000,164 from loans and short-term advances and $1,673,577 from the issuance of our Series C Preferred Stock and warrants to accredited investors in private placement transactions. Going forward, we will need to raise significant capital in order to successfully implement our business plans. See “Liquidity and Capital Resources” below for additional information regarding our capital raising activities and use of cash.

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

Revenue Recognition

For commission revenue and other non-advertising revenue, the Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The Company considers amounts to be earned when persuasive evidence of an arrangement exists, delivery of services has occurred, price is fixed or determinable, and collectability is reasonably assured.

For advertising revenue, the Company recognizes revenue from arrangements with advertisers and third-party affiliates, generally on the basis of impressions, at an agreed upon cost per thousand impressions (“CPM”). This revenue is recognized on a net basis in the period in which the impressions occur.

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

The Company’s financial instruments consist mainly of cash, short-term accounts receivable, convertible loans, redeemable preferred stock, accounts and notes payables. The Company believes that the carrying amounts approximate fair value due to their short-term nature and/or market interest rates.

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

In February 2012, the Company acquired substantially all of the assets of GP Holding in the Transaction including the Grandparents.com domain name and trademarks.  Upon acquisition of these assets, the Company allocated a value of $4,500,000 to the domain name and $500,000 to the trademarks, respectively. The domain name and the trademarks were estimated to have a fifteen year life, and were being amortized over that period.  During the fourth quarter of 2014 when we performed our annual impairment assessment, we determined that indicators of impairment existed and the Company recognized an intangible asset impairment expense of $2,433,911 for the year ended December 31, 2014. In addition, the Company reduced the estimated remaining lives of these assets to four years. The Company performed an annual impairment test in the 4th quarter of 2015 and concluded the fair value exceeded the carrying value of the long-lived assets and no impairments were recognized.

All of our long-lived assets are subject to depreciation or amortization.

Results of Operations

Revenue

Revenue for 2015 was $629,161, which reflected a net increase of $296,228, or 89.0%, compared to revenue of $332,933 for 2014. The net increase is due to an increase of $400,185 in commission revenue mainly from one customer offset by a decrease of $103,957 in advertising and other revenue mainly from fewer advertisers placing fewer ads during the year. In addition to commissions and advertising, we continue to focus on creating additional revenue streams from other sources such as paid membership in AGA, endorsement opportunities and the Grand Card.

Operating Expenses

Total operating expenses had a net decrease of $5,305,906, or 36.0%, to $9,442,534 in 2015 compared to $14,748,440 for 2014 mostly due to decreases in impairment of intangible assets and equity-based compensation awards during 2015.

Selling and marketing. Selling and marketing expense increased $1,830, or 0.6%, to $329,890 for 2015 compared to $328,060 for 2014 due to an increase in production expenses offset by a decrease in public relations expense.

Salaries. Salary expense decreased $99,313, or 4.6%, to $2,048,302 for 2015 compared to $2,147,615 for 2014. The decrease was due to decreases in executive salaries offset by increases in staff salaries.

Rent. Rent expense increased $16,832, or 8.4%, to $217,732 for 2015 compared to $200,900 for 2014 due to an increase in office rent starting in October 2015.

Accounting, legal, and filing fees. Accounting, legal, and filing fees expenses increased $503,896, or 56.5%, to $1,396,380 for 2015 compared to $892,484 for 2014. The increase was primarily due to increases in legal expenses associated with the Independent Committee Investigation, general corporate governance, and efforts to grow the Company.

Consulting. Consulting expense for 2015 decreased by $36,115 or 2.4%, to $1,472,018 for 2015 compared to $1,508,133 for 2014.

Equity-based compensation. Equity-based compensation expense decreased $3,212,368 or 53.1%, to $2,838,878 for 2015 compared to $6,051,246 for 2014 primarily due to decreases in expense for the Starr warrants of approximately $1,338,000 and expense for warrants that vested immediately in 2014 of approximately $1,400,000.

Other general and administrative. Other general and administrative expense increased $40,060, or 5.7%, to $737,876 for 2015 compared to $697,816 for 2014 due to increases in insurance expenses.

Depreciation and amortization. Depreciation and amortization decreased $86,817, or 17.8%, to $401,458 for 2015 compared to $488,275 for 2014 due to the impact of certain impaired intangible assets with shorter useful lives.

Impairment of intangible assets. Impairment of intangible assets expense amounted to $0 for 2015 compared to $2,433,911 for 2014 due to an impairment charge for URL and trademarks recorded in December 2014. No impairment charge was recorded in 2015.

Other Income (Expense)

We had total other expense consisting mainly of interest expense of $578,365 for the year ended December 31, 2015 compared to total other expense of $414,055 for the comparable period in 2014. The increase of $164,310, or 39.7%, was mostly due to an increase of $201,218 in interest expense resulting from increased debt activity in 2015 offset by an increase in gains on accounts payable settlements of $41,802.

Net Loss

Net loss for 2015 was $9,391,738, or $0.07 per basic and diluted common share, compared to $14,829,562, or $0.13 per basic and diluted common share, for 2014.

Liquidity and Capital Resources

As of December 31, 2015, we had unrestricted cash of $3,765,723. Since January 1, 2014 we have primarily funded our operations through the issuance of our equity and debt securities. Over the next twelve months, we expect to finance our operations primarily through our existing cash and offerings of our equity and debt securities or through bank financing. Our operations have not yet generated positive cash flows. To continue operations and effectively implement our business plan, we will need to obtain additional financing. If we obtain additional financing, we would expect to accelerate our business plan and increase our advertising and marketing budget, hire additional staff members and increase our office space and operations all of which we believe would result in the generation of additional revenue and accelerate the development of our business. We cannot be certain that financing will be available on acceptable terms or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our existing stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

Recent Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance, Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. For public entities, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU 2014-09 for all entities by one year. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In April 2015, the FASB issued new accounting guidance, ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. Companies must apply the guidance on a retrospective basis. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption was permitted for financial statements that were not previously issued. The Company early adopted ASU No. 2015-03 effective with its financial statements issued for September 30, 2015 and determined that there was no need for any prior period adjustment since the comparative period contained no debt issuance costs.

Capital Raising Efforts

Since January 1, 2014 and through the date of this Report, the Company has sold an aggregate of 23,840,000 shares of common stock at a price per share of $0.25 in separate private transactions with several accredited investors for an aggregate purchase price of $5,879,000. In connection with such sales, the Company issued five-year warrants to purchase an aggregate of 5,960,000 shares of common stock at exercise prices of $0.25-$0.35 per share.

On April 4, 2014, the Company entered into a Note Conversion Agreement with a lender in which the lender agreed to convert $1,223,795 in principal and interest, into 6,526,908 shares of common stock based on a contractual conversion price of $0.1875 per share. The shares were issued on April 15, 2014.

On July 8, 2015, the Company and VB Lender entered into the Credit Agreement which provided for a multi-draw term loan credit facility (the “VB Loan”) in an aggregate amount not to exceed $8,000,000. The VB Loan was advanced in two disbursements, with the initial amount of $5,000,000 on July 8, 2015 (which included $1,000,000 funded on May 18, 2015) and the second disbursement of $3,000,000 on December 31, 2015. The indebtedness under the VB Loan is due July 8, 2025 and bears interest at an aggregate of 7.5% per annum, 2.5% of which shall be payable in cash and 5.0% shall be payable in-kind as additional principal. The VB Loan is secured by a security interest in the Company’s and certain of its subsidiaries’ assets and each such subsidiary has guaranteed the repayment of the VB Loan. At any time, VB Lender has the right to convert the outstanding balance of the VB Loan into shares of common stock of the Company, at a conversion price per share equal to $0.20 (subject to customary adjustments). In connection with this Credit Agreement, the Company issued a ten-year warrant to purchase an aggregate of 20,000,000 shares of common stock at an exercise price of $0.30 per share.

On September 29, 2015, the Company entered into a securities purchase agreement (the “Preferred Agreement”) with certain investors (the “Preferred Purchasers”) and raised gross proceeds of $1,750,000, including the conversion by Mel Harris, a member of the Company’s board of directors, security holder and advisor to the Company, of $450,000 principal amount of his convertible promissory note issued on April 28, 2015. Each share of Series C Preferred Stock has a stated value of $2.00 (the “Stated Value”) and is convertible, at any time at the option of the holder, into ten (10) shares of the Company’s common stock at a conversion price of $0.20 per share, subject to customary adjustments. Each share of Series C Preferred Stock earns dividends at the rate of 7.5% of the Stated Value, 2.5% of which dividend is payable in cash, and 5.0% will be payable in the form of common stock, on a quarterly basis, at $0.20 per share. In connection with this Preferred Agreement, the Company issued a ten-year warrant to purchase an aggregate of 4,375,000 shares of common stock at an exercise price of $0.30 per share.

Outstanding Indebtedness

In addition to the $8,000,000 outstanding under the VB Loan described above, we have promissory notes outstanding in favor of Mr. Leber in the principal amount of $78,543 (the “Leber Note”), Meadows Capital, LLC, in the principal amount of $308,914 (the “Meadows Note”) and BJ Squared, LLC, which is an entity controlled by Mr. Leber, in the principal amount of $612,500. Meadows Capital LLC, an entity controlled by Dr. Cohen, a member of the Company’s board of directors, has a 50% interest in the note payable to BJ Squared LLC. These promissory notes reflect indebtedness assumed by us in connection with the Transaction in February 2012. Each of these promissory notes accrue interest at the rate of 5% per annum and mature upon the earlier of (i) the Company having EBITDA of at least $2,500,000 as reflected on its quarterly or annual financial statements filed with the SEC, or (ii) the Company closing a financing with gross proceeds to the Company of at least $10,000,000. The Leber Note is subordinate in right of payment to the Meadows Note.

Cash Flow

Net cash flow from operating, investing and financing activities for the years ended were as follows:

	2015	2014
Net cash provided by (used in):
Operating activities	$(6,073,163)	$(4,922,274)
Investing activities	(52,080)	(189,432)
Financing activities	9,764,366	5,179,000
Net increase in cash	$3,639,123	$67,294

Cash Used In Operating Activities

For 2015, net cash used in operating activities of $6,073,163 consisted of net loss of $9,391,738, offset by $3,792,304 in non-cash adjustments for depreciation, amortization, equity-based compensation, payment in kind interest, issuance of common stock for services, and gains on settlements of accounts payable, offset by $473,729 in net cash used in changes in working capital and other activities.

For 2014, net cash used in operating activities of $4,922,274 consisted of net loss of $14,829,562, offset by $9,297,454 in non-cash adjustments for depreciation, amortization, equity-based compensation, impairment of intangible assets, equity issued in exchange for cancellation of debt, issuance of common stock for services, and gains on settlements of accounts payable, combined with $609,834 in net cash provided by changes in working capital and other activities.

Cash Used In Investing Activities

For 2015, the net cash used in investing activities of $52,080 was entirely for website development.

For 2014, the net cash used in investing activities of $189,432 was entirely for website development.

Cash Provided By Financing Activities

For 2015, net cash provided by financing activities of $9,764,366 consisted of $8,000,164 in net proceeds from loans and short–term advances, $1,673,577 in net proceeds from the sale of Series C preferred stock and $700,000 in net proceeds from private placements offset by $600,000 in repayments of loans and short-term advances and $9,375 in payments of dividends on preferred stock.

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

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officers and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above our management has concluded that our internal control over financial reporting was not effective as of December 31, 2015.

Remediation of Material Weaknesses

We intend to remediate the material weaknesses discussed above. We engaged an experienced consultant who is a CPA on a part-time basis late in 2013 to assist with our filings and our internal controls and engaged a CFO in July 2014. The CFO is no longer with the Company as of December 2015. As of the end of the period covered by this Report, we have taken additional substantive steps to remediate the material weaknesses, including engaging an experienced consultant who is both an accountant and lawyer and previously served as a divisional CFO with a major insurance company and various other companies and an assistant controller with 20 years’ experience in accounting, accounts payable, and accounts receivable. None the less, we have not yet remedied the material weaknesses as of the time of this filing. We have begun the process of documenting our internal controls and procedures to ensure timely filing of our periodic financial reports filed with the SEC. However, due to our size and nature, segregation of duties within our internal control system may not always be possible or economically feasible. Likewise, we may not be able to engage sufficient resources to enable us to have adequate staff and supervision within our accounting function.

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

Name	Age	Position
Steven E. Leber	75	Chairman, Chief Executive Officer & Director
Lee Lazarus	50	Chief Operating Officer & Director
Ellen Breslau	49	Senior Vice President and Editor-In-Chief
Dr. Robert Cohen	73	Director
Mel Harris	75	Director
Louis P. Karol	58	Director

The business background descriptions of our directors and officers are as follows:

Steven E. Leber was appointed as our Co-Chief Executive Officer and Chairman of our Board of Directors on February 23, 2012. Effective June 25, 2014, following the retirement of Joseph Bernstein, Mr. Leber became our Chief Executive Officer. Mr. Leber is also a Managing Director of GP Holding. He joined GP Holding along with Messrs. Bernstein and Schwartz in May 2010 and served as a member of the board of GP Holding’s predecessor from 2007 through May 2010. Mr. Leber also serves as Chairman and Chief Executive Officer of New Age Producers Group, Inc., a holding company for his investment and entertainment ventures, which he formed in 1992. From 1999 through 2004, Mr. Leber was Chairman of Music Vision, LLC, a web-based company which created and managed artist web sites for more than 100 top artists. From 1997 through 2001, Mr. Leber served as Chairman and Chief Executive Officer of The Pet Channel, Inc., a web-based company targeting the pet industry. Mr. Leber is best known for his reputation as one of the most innovative forces in the entertainment industry as a manager and producer. Mr. Leber co-founded Contemporary Communications Corporation (CCC)/Leber-Krebs, Inc., which was one of the world’s leading music management firms, and served as its Chairman and Chief Executive Officer from 1971 through 1995. Prior to forming CCC, Mr. Leber, began his career at the William Morris Agency where he established its music division and worked with major artists such as the Rolling Stones, Simon and Garfunkel, Diana Ross, Dionne Warwick and the Jackson Five. Mr. Leber has also been the producer of theatrical shows and live events, creating new business models with events such as the arena tour of Andrew Lloyd Weber’s “Jesus Christ Superstar,” the international smash-sensation “Beatlemania,” The Teenage Mutant Ninja Turtles “Coming Out of Their Shells” tour, the Texas Jam Music Series, and The Concert for Bangladesh. He also brought the Moscow Circus to North America. Mr. Leber holds a B.A. in Accounting from Northeastern University. Our conclusion that Mr. Leber should serve as Chairman of our Board of Directors is based on our belief that his significant experience in various executive leadership positions and as a member of the Board of Managers of GP Holding and its predecessor have provided him with valuable leadership skills and knowledge of our business.

Lee Lazarus was elected to our Board of Directors on May 30, 2012 and appointed Chief Operating Officer on October 9, 2013. Mr. Lazarus was the President of APT Technologies, a real estate technology firm, where he served in such capacity since 2006. From 2010 until 2013, he engaged in business and strategic advisory services for tech companies and private equity investors. Previously he was the COO of Up Front Rentals, a privately held stadium concessions management firm. Mr. Lazarus was also an attorney with the law firm of Proskauer Rose LLP handling a wide range of private equity and M&A transactions. Mr. Lazarus received a J.D. from Boston University School of Law in 1990 and a Bachelor’s of Science from Emory University in 1987. In determining that Mr. Lazarus should serve as a director of the Company, we considered his experience with growth initiatives, strategic planning and business development.

Ellen Breslau was appointed as our Senior Vice President and Editor-in-Chief on April 3, 2012. Prior to joining the Company, Ms. Breslau was Executive Editor of Woman’s Day magazine, one of the nation’s largest magazines with over 22 million monthly readers, since October 2006. At Woman’s Day, Ms. Breslau helped lead the editorial direction of the magazine and oversaw the editorial team integration of womansday.com. Prior to her role at Woman’s Day, Ms. Breslau was Founding Editor and Editor-in-Chief of For Me, a lifestyle magazine geared towards younger women, since November 2004. Additional editorial roles have included: Features Editor at Woman’s Day, Senior Editor for Design Times and an eight-year stint at Glamour. Ms. Breslau is a graduate of Northwestern University’s Medill School of Journalism.

Dr. Robert Cohen was appointed to our Board of Directors on February 23, 2012. Dr. Cohen is also a Managing Director of GP Holding. Dr. Cohen has been engaged in the retail and wholesale optical business since 1968. He has served as Chief Executive Officer of Cohen Fashion Optical, LLC and its predecessors (“Cohen Optical”) since 1978. Cohen Optical is a leading eyewear chain consisting of 116 retail optical stores. Twenty-four stores are located in high visibility locations in Manhattan. The remaining stores are located throughout the northeast and Florida, most of which are sited in regional shopping centers. Dr. Cohen and his family are principal members of EMVI Holdings, LLC the parent company of Emerging Vision, Inc., a national retail optical chain comprised of approximately 120 locations operating primarily under the name Sterling Optical. Dr. Cohen and members of his family are the principal members of General Vision Services, LLC (“GVS”). GVS is the largest managed care third-party vision provider and is comprised of a network of over 250 providers and company stores with locations in the New York Metropolitan area. Dr. Cohen and members of his immediate family are also the principal members of Vision World, LLC, which is comprised of over 50 provider locations throughout Long Island and the metropolitan area. In 2010, Dr. Cohen and members of his immediate family formed Beyond Readers, LLC, a company that holds the North American license to distribute a unique multi-focal reading glass product that distributes their product through large retail chains. Dr. Cohen is a Managing Partner and Director of ERA Realty Company, a real estate management and investment company, with real estate holdings in commercial and residential properties. Dr. Cohen serves as an officer and director of several management and real estate companies, as well as various other optical and non-optical related businesses. In determining that Dr. Cohen should serve as a director of the Company, we considered his experience as an executive officer and as a member of the Board of Managers of GP Holding.

Mel Harris was appointed to the Board of Directors and elected to the position of the Vice Chairman on July 1, 2014. He currently serves as Chairman and CEO of International Insurance Group Inc. (“IIG”) and has since the inception of the firm in 1988. IIG has a co-broker agreement with Gilbert Group and the Archer Financial Group, two of the largest insurance and wealth transfer firms in the United States. This co-broker agreement specializes in providing various financial products to high net worth individuals. In 1996, Mr. Harris formed Preferred Employers Holdings, Inc. (“PEH”), and remains its Chairman and CEO. PEH was publicly traded until January 2000, at which time it went private. In 1998, PEH and its subsidiary, Preferred Healthcare Staffing, Inc. acquired NET Healthcare, Inc. a privately – held company, which provided hospitals with registered nurses and other professional medical personnel, often referred to as “travel nurses.” The acquisition proved to be prudent and accretive, and after several years, produced a highly profitable sale for PEH. As a successful entrepreneur, Mr. Harris continues to pursue his involvement in many ventures, both as a real estate investor and developer, and a venture capitalist. Mr. Harris is an active member of the Washington Business Forum, and serves on various philanthropic boards, including the Hebrew Home for the Aged at Riverdale in New York, and Yeshiva University – Sy Syms School of Business. He is also a Grand Founder of The University of Miami Sylvester Comprehensive Cancer Center, The United States Holocaust Memorial Museum in Washington, D.C. and the Mount Sinai Medical Center in Miami, Florida. In determining that Mr. Harris should serve as a director of the Company, we considered his experience as an executive, business owner and entrepreneur and his knowledge of the insurance industry.

Louis P. Karol was appointed to our Board of Directors on March 4, 2014. Mr. Karol is Managing Partner of Karol & Sosnik, P.C., a firm he founded in 1993, which concentrates in the practices of Estate Planning, Medicaid Planning, Estate Administration, Estate Litigation and Business Succession Planning. Mr. Karol currently sits on the boards of directors of One Liberty Properties, Inc. in Great Neck, New York, a publicly traded REIT, and Clem Snacks, Inc., a Brooklyn-based private food distribution company. Mr. Karol graduated with distinction from George Washington University in 1980 with a BBA in Accounting; from Yeshiva University in 1989 from the Benjamin Cardozo School of Law; and he holds a Masters in Tax Law from the New York University School of Law. Mr. Karol is admitted as a Certified Public Accountant in Washington D.C. since 1980. He is also admitted to practice law in the State of New York and was admitted to the United States Tax Court as of 1987. In determining that Mr. Karol should serve as a director of the Company, we considered his experience in various legal, accounting, and finance matters.

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

Board Committees

The Board held four meetings during fiscal year 2015. Each director during fiscal year 2015 attended at least 75% of all meetings of the Board. Directors are encouraged but not required to attend annual meetings of the Company’s shareholders.

The Board formed Audit, Nominating and Governance, and Compensation Committees on December 2, 2015.

Dr. Cohen and Mr. Karol are on the Audit Committee. The Audit Committee Charter is available on the Company’s website www.grandparents.com. The Audit Committee has reviewed and discussed the audited financial statements with management. The Audit Committee has discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), 1 as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The Audit Committee has received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the Audit Committee concerning independence, and has discussed with the independent accountant the independent accountant's independence. The Audit Committee recommended to the board of directors that the audited financial statements be included in the Company's annual report on Form 10-K.

Mr. Karol and Mr. Leber are on the Nominating and Governance Committees. The Board has established a Nominating and Governance Committee and adopted a charter to define and outline the responsibilities of its members. A copy of the Nominating and Governance Committee Charter is available on the Company’s website at www.grandparents.com.

The Nominating and Governance Committee does not have a policy on the consideration of board nominees recommended by stockholders. The Board believes such a policy is not necessary in that the Nominating and Governance Committee will consider nominees based on the nominee’s qualifications, regardless of whether the nominee is recommended by stockholders.

Mr. Harris, Mr. Karol and Dr. Cohen are on the Compensation Committee. The Compensation Committee Charter is available at www.grandparents.com. The Company has not retained a compensation consultant to review its policies and procedures with respect to the compensation of the named executive officers, though it may choose to do so in the future. The Compensation Committee benchmarks the compensation of the named executive officers against the median compensation paid by comparable companies determined at the time. To that end, the Compensation Committee will conduct a benchmark review as often as deemed necessary of the aggregate level of compensation of the named executive officers as well as the mix of elements used to compensate the named executive officers, taking into account input from independent members of the Board and publicly available data relating to the compensation practices and policies of comparable companies. While benchmarking may not always be appropriate as a stand-alone tool for setting the compensation of the named executive officers due to the Company's potentially unique circumstances and objectives, the Compensation Committee generally believes that gathering such information is an important part of the Compensation Committee's decision-making process. Notwithstanding the foregoing, the Compensation Committee may determine that it is in the Company's best interest to recommend total compensation packages that deviate from the Compensation Committee's general principle of benchmarking the compensation of the named executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the Reporting Persons, to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met for 2015.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded during 2015 and 2014 to our principal executive officer and our next two (2) most highly compensated executive officers whose total compensation exceeded $100,000, respectively, in 2015 (collectively, our “named executive officers”) and our former Chief Financial Officer who is no longer serving as an executive officer as of December 11, 2015.

Name and Principal Position	Fiscal Year	Salary ($)		Equity Awards ($)(1)		All Other Compensation ($)	Total ($)
Steven E. Leber	2015	$307,500		$-		$–	$307,500
Chief Executive Officer and Chairman	2014	262,500	(2)	1,664,500	(3)	–	1,927,000

Ellen Breslau	2015	200,000		87,750	(4)	–	287,750
Senior Vice President and Editor-in-Chief	2014	191,250		76,275	(5)	–	267,525

Riaz Latifullah(6)	2015	270,966		–		–	270,966
Chief Financial Officer	2014	142,500	(7)	1,525,500	(8)	–	1,668,000

Lee Lazarus	2015	236,856		-		–	236,856
Chief Operating Officer	2014	305,000	(9)	-		–	305,000

(1)	The amounts reported in this column reflect the aggregate grant date fair value of equity awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). The amounts in this column reflect options and warrants awarded solely as compensation for such person’s services to the Company and therefore do not include any equity securities issued in connection with a financing or otherwise. The calculation of these amounts disregards the estimate of forfeitures related to time-based vesting conditions. The amounts in this column do not reflect compensation actually received by such person. The actual value, if any, that such person may realize from an option or warrant is contingent upon the satisfaction of the conditions to vesting, if any, and upon the excess of the stock price over the exercise price on the date the option or warrant is exercised, if at all. Thus, there is no assurance that the value, if any, eventually realized by such person will correspond to the amount shown. The Company uses the Black-Scholes option-pricing model with the following assumptions during 2015 and 2014: (a) risk-free interest rate: 1.44-1.76% per annum, (ii) expected life (years) 2-10, (iii) expected volatility 126-184%, and (iv) dividend yield 0.00%.
(2)	Includes $18,750, the payment of which Mr. Leber agreed to defer on an interest-free basis. The amount was paid in July 2015.
(3)	The amount reported includes the aggregate grant date fair value of options to purchase shares of common stock awarded to Mr. Leber in July 2014 for services to the Company.
(4)	The amount reported includes the aggregate grant date fair value of options to purchase shares of common stock awarded to Ms. Breslau in July 2015 for services to the Company.
(5)	The amount reported includes the aggregate grant date fair value of options to purchase shares of common stock awarded to Ms. Breslau in July 2014 for services to the Company.
(6)	Mr. Latifullah was appointed as Chief Financial Officer on June 30, 2014 and terminated on December 11, 2015.
(7)	The amount reported includes the payment of salary to Mr. Latifullah commencing on July 1, 2014.
(8)	The amount reported includes the aggregate grant date fair value of options to purchase shares of common stock awarded to Mr. Latifullah in July 2014 for services to the Company.
(9)	Includes $97,500, the payment of which Mr. Lazarus agreed to defer on an interest-free basis. The amount was paid in July 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information about unexercised equity awards held by each of our named executive officers as of December 31, 2015 and our former Chief Financial Officer who is no longer serving as an executive officer as of December 11, 2015. The amounts in the following table reflect equity awards granted as compensation for such person’s services to the Company as an executive officer or director and therefore do not include any equity securities issued in connection with a financing or otherwise. None of our named executive officers held any restricted stock awards as of December 31, 2015.

	Option Awards
	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised
	Options		Options	Option		Option
	(#)		(#)	Exercise		Expiration
Name	Exercisable		Unexercisable	Price ($)		Date
Steven E. Leber	1,000,000		–	0.25	(1)	02/24/2022
	1,000,000	(2)	–	0.25		06/25/2018
	4,062,500		937,500	0.34		07/01/2024

Ellen Breslau	175,000		75,000	0.25	(3)	04/03/2022
	50,000		–	0.25	(1)	09/13/2022
	100,000		–	0.30		12/19/2022
	416,667		83,333	0.25		06/20/2023
	104,167		145,833	0.34		07/01/2019
	–		500,000	0.18		07/16/2025

Riaz Latifullah	500,000		–	0.34		03/10/2016

Lee Lazarus	100,000		–	0.25	(1)	05/30/2022
	4,000,000		–	0.13		12/09/2023
	1,000,000	(2)	–	0.25		06/25/2018

(1)	On October 13, 2013, the Board of Directors agreed to reduce the option exercise price from $0.60 to $0.25 per share.
(2)	Represents an immediately exercisable warrant issued to the recipient as compensation for services to the Company.
(3)	On October 13, 2013, the Board of Directors agreed to reduce the option exercise price from $0.48 to $0.25 per share.

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

Pursuant to the agreement, Mr. Leber will be paid a base salary of $300,000, which will increase annually by 5% on each anniversary of the effective date. The agreement also provides that the Company will pay Mr. Leber an amount equal to $125,000 on the date the Company receives capital investments that, in the aggregate, equal $8,000,000, provided that Mr. Leber is employed by the Company on such date. Mr. Leber is also entitled to participate in all bonus, incentive, pension or profit sharing plans or other types of benefit plans provided by the Company for the benefit of its officers or regular employees.

In connection with the agreement, Mr. Leber received a ten-year option to purchase 5,000,000 shares of the Company’s common stock pursuant to the Company’s Amended and Restated 2012 Stock Incentive Plan. The exercise price of the initial grant is $0.34 per share, subject to certain customary adjustments. Fifty percent of the shares subject to the initial grant were vested as of July 1, 2014, the date of grant, and the remaining fifty percent of such shares will vest thereafter in quarterly installments of 312,500 shares commencing on the first quarterly anniversary of the date of grant. The Agreement also provides that Mr. Leber shall be entitled to receive two additional option grants for 2,650,000 shares each for 2015 and 2016, based on the Company’s performance in such years. The subsequent grants will be initially unvested and will become vested and exercisable in equal monthly installments over the three (3) year period following the date of grant. For 2015, the options were not granted as the performance target was not met. The initial grant and subsequent grants will vest in full upon the occurrence of a merger, consolidation or similar corporate transaction of the Company, provided that Mr. Leber is employed with the Company on the date of such merger or consolidation.

In February 2012, pursuant to the terms of the prior employment agreement, Mr. Leber was granted non-qualified stock options to purchase 1,000,000 shares of common stock under the Company’s Original Stock Incentive 2012 Plan. The options are exercisable for a period of ten (10) years from the date of grant. Thirty-three percent (33%) of such options vested and became exercisable on the first anniversary of the date of grant. The remaining portion of such options vest and become exercisable in eight (8) equal quarterly installments thereafter. The exercise price of the options was $0.60 per share until October 13, 2013 when the Board of Directors agreed to reduce the exercise price to $0.25 per share.

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

Ellen Breslau

On April 3, 2012, we appointed Ellen Breslau as our Senior Vice President and Editor-in-Chief. The Company and Ms. Breslau entered into an employment agreement pursuant to which Ms. Breslau agreed to serve in such capacity.

The agreement will continue in full force and effect until April 3, 2017 unless the agreement is terminated earlier by either party in accordance with its terms.

Pursuant to the agreement, Ms. Breslau will be paid a base salary of $185,000 per year and receive benefits as outlined in the agreement.

Ms. Breslau was also granted an option to purchase 250,000 shares of the Company’s common stock pursuant to the Company’s 2012 Stock Incentive Plan. The option vested with respect to 50,000 shares of the Company’s common stock on April 3, 2013. The remaining unvested portion of the option vests pro rata on a quarterly basis in 16 equal installments commencing on the 15 month anniversary of the grant date and continuing on each three (3) month anniversary thereof.

We may terminate Ms. Breslau’s employment for “cause” (as defined in the agreement) subject to Ms. Breslau’s right to cure the event or events giving rise to such termination within ten (10) days of receipt of such notice. Either party may terminate the agreement for any reason whatsoever upon ninety (90) days’ prior written notice to the other party.

In the event Ms. Breslau’s employment is terminated by the Company without “cause” or by Ms. Breslau with “good reason”, the Company is required to provide the following not more than five (5) business days following the date of termination: (i) the pro-rata portion of her then applicable base salary for a period of six (6) months and (ii) her accrued but unused vacation days as of the date of termination.

In the event Ms. Breslau’s employment is terminated by the Company with “cause” or by Ms. Breslau without “good reason”, the Company shall pay to Ms. Breslau her applicable base salary through the date of such termination.

In the event the Company is reorganized, restructured, acquired, or is the non-surviving party in a merger, there is no “good reason” so long as Ms. Breslau remains employed as the Editor-in-Chief of the Grandparents.com website

The agreement also provides that Ms. Breslau will be subject to confidentiality provisions and, for a period of six (6) months following her termination for “cause” non-competition and non-solicitation restrictions.

Riaz Latifullah

On July 1, 2014, we appointed Riaz Latifullah as our Chief Financial Officer. The Company and Mr. Latifullah entered into an employment agreement pursuant to which Mr. Latifullah agreed to serve in the capacity of Chief Financial Officer. He was terminated on December 11, 2015 and no longer serves as Chief Financial Officer. The agreement was to continue in full force and effect until July 1, 2019, at which time the agreement was to automatically renew for successive one-year terms unless either party provided written notice of its intention not to renew the agreement no later than ninety (90) days prior to the end of the then current term, or unless the agreement was terminated earlier in accordance with its terms.

Pursuant to the agreement, Mr. Latifullah was paid a base salary of $285,000 per year, subject to increase at the discretion of the Board of Directors of the Company. The agreement also provided that the Company provide Mr. Latifullah with a furnished apartment in New York City and pay for basic utilities for such apartment. Mr. Latifullah was also entitled to reimbursement of weekly transportation expenses relating to his weekly round-trip travel from Washington, D.C. to New York City. In addition, Mr. Latifullah was entitled to participate in all bonus, incentive, pension or other type of benefit plans provided by the Company for the benefit of its officers or regular employees.

Mr. Latifullah was also granted an option to purchase 5,000,000 shares of the Company’s common stock pursuant to the Company’s Amended and Restated 2012 Stock Incentive Plan. The option was to vest with respect to 500,000 shares of the Company’s common stock on December 31, 2014. Commencing on December 31, 2015, the remaining unvested portion of the option was to vest in four (4) equal annual installments, subject to the attainment of certain “Performance Criteria” (as defined in the agreement). Vesting of the option was also subject to the continued employment of Mr. Latifullah as of the applicable vesting date.

We had the right to terminate Mr. Latifullah’s employment for “cause” (as defined in the agreement) upon thirty (30) days’ advanced written notice to Mr. Latifullah, subject to Mr. Latifullah’s right to cure the event or events giving rise to such termination within thirty (30) days of his receipt of such notice. Mr. Latifullah had the right to terminate the agreement at his discretion, with or without “good reason” (as defined in the agreement), upon thirty (30) days’ advanced notice to the Company.

In the event Mr. Latifullah’s employment was terminated by the Company without “cause” or by Mr. Latifullah with “good reason”, the Company was required to provide the following not more than thirty (30) days following such termination: (i) a lump sum cash payment equal to his annual salary; provided, however that if such termination occurs within twelve (12) months after a “Change of Control” (as defined in the agreement), then in lieu of such lump sum payment, the Company shall pay to Mr. Latifullah his unpaid salary through the end of the then current term of the agreement; (ii) a lump sum payment equal to any awarded, but unpaid, bonuses and any accrued bonus (based on the target bonus for such year) or benefit; and (iii) COBRA payments for one (1) year. In addition, the unvested portion of the option expired as of the date of such termination and the vested portion of the option would remain exercisable until the earlier of the third (3rd) anniversary of such termination date or July 1, 2019.

In the event Mr. Latifullah’s employment was terminated by the Company with “cause” or by Mr. Latifullah without “good reason”, the Company was required to pay to Mr. Latifullah his applicable base salary through the date of such termination. In addition, the unvested portion of the option would expire as of the date of such termination and the vested portion of the option, if any, would remain exercisable for a period of ninety (90) days from such termination date.

In the event the Company was acquired, or was the non-surviving party in a merger, or sold all or substantially all of its assets or sold more than fifty (50%) percent of the outstanding shares of the Company’s common stock in one or a series of transactions, all unvested options held by Mr. Latifullah would have immediately vested and become exercisable.

The agreement also provided that Mr. Latifullah would be subject to confidentiality provisions and, for a period of one (1) year following his termination with “cause” or without “good reason”, non-competition and non-solicitation restrictions. The agreement also included customary indemnification covenants in favor of Mr. Latifullah.

Lee Lazarus

On December 9, 2013, we appointed Lee Lazarus as our Chief Operating Officer. The Company and Mr. Lazarus entered into an employment agreement pursuant to which Mr. Lazarus agreed to serve in such capacity.

The agreement will continue in full force and effect until December 9, 2016, at which time the agreement will automatically renew on the same terms which shall include a new equity grant on equivalent terms for up to two (2) additional three-year terms unless either party provides written notice of its intention not to renew the agreement no later than ninety (90) days prior to the end of the then effective term, or unless the agreement is terminated earlier in accordance with its terms.

Pursuant to the agreement, Mr. Lazarus will be paid a base salary of $195,000 per year with 5% annual increases. The agreement also provides that his base salary that should have been paid during the period from April 1 through September 30, 2013 (i.e., $97,500) shall be paid to him at such time (and in the same percentage increments, if applicable) as the Company makes similar payments for back salary owed to other members of senior management. The agreement also provides that, during the term, his base salary will be no worse than the third highest base salary of employees of the Company and no less than 50% of the base salary of the CEO and, in the event that it is not, such base salary of Mr. Lazarus will be increased to the appropriate level of base salary.

Mr. Lazarus was also granted an option to purchase 4,000,000 shares of the Company’s common stock of which 750,000 were issued pursuant to the Company’s 2012 Stock Incentive Plan and the remaining 3,250,000 were granted pursuant to a separate option grant letter. The option will vest monthly pro rata over a three year period (with such vesting period to be deemed to have commenced on November 15, 2012) subject to the continued employment of Mr. Lazarus. The option is subject to adjustments for stock splits, combinations, recapitalizations and other events consistent with the terms of the Company’s Amended and Restated 2012 Stock Incentive Plan. In the event of a termination of his employment by the Company without “cause’ as defined in the agreement or by Mr. Lazarus with “good reason” as defined in the agreement, the option shall remain outstanding until the third anniversary of the date of termination or December 9, 2023 whichever is earlier. In the event of a termination of his employment by the Company with cause or by Mr. Lazarus without good reason, all unvested options shall expire and Mr. Lazarus shall have 90 days from the date of such termination to exercise vested options, after which remaining vested options shall expire.

We may terminate Mr. Lazarus’ employment for “cause” (as defined in the agreement) upon thirty (30) days’ prior written notice to Mr. Lazarus. Mr. Lazarus may terminate the agreement at his discretion, with or without “good reason” (as defined in the agreement), upon thirty (30) days’ advanced notice to the Company.

In the event the Company is acquired, or is the non-surviving party in a merger, or sells all or substantially all of its assets or sells more than forty (40%) percent of the outstanding common shares of the Company in one or a series of transactions, the Company will make a lump sum payment to Mr. Lazarus in the amount of $400,000 on the closing date and all unvested options held by Mr. Lazarus shall immediately vest and become exercisable.

In the event Mr. Lazarus’ employment is terminated by the Company without “cause” or by Mr. Lazarus with “good reason”, the Company is required to provide the following not more than thirty (30) days following such termination: (i) any unpaid salary and vacation amounts through the end of the term of the agreement, (ii) a lump sum cash payment equal to his annual salary, (iii) a lump sum cash payment equivalent to any awarded but unpaid bonuses, (iv) COBRA payments for one (1) year, (v) to the extent not already vested, all warrants and options provided to Mr. Lazarus shall vest and options shall remain outstanding for three years or, if earlier, until the originally scheduled expiration date), and (vi) all restricted shares held by Mr. Lazarus, and all shares obtained by him via exercise of warrants and options, shall immediately, without any further condition or qualification, be registered by the Company if they were not previously registered.

In the event Mr. Lazarus’ employment is terminated by the Company with “cause”, Mr. Lazarus will be paid only (i) at the then applicable base salary rate and (ii) any accrued bonus or benefit, in each case, up to and including the date of termination, as well as reimbursement for expenses.

In the event Mr. Lazarus’ employment is terminated by Mr. Lazarus without “good reason”, the Company may immediately relieve Mr. Lazarus of all duties and immediately terminate this agreement, provided that the Company shall pay Mr. Lazarus at the then applicable base salary rate to the termination date included in Mr. Lazarus’ original termination notice.

The agreement also provides that Mr. Lazarus will be subject to confidentiality provisions and, for a period of one (1) year following his termination with “cause” or without “good reason”, non-competition and non-solicitation restrictions. The agreement also includes customary indemnification covenants in favor of Mr. Lazarus.

Directors Compensation

The following table summarizes compensation paid to our directors in 2015.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)	Total ($)
Dr. Robert Cohen(2)	25,000	(3)	–	25,000
Louis Karol(2)	25,000	(4)	–	25,000
Mel Harris(2)(5)	–		–	–
Lee Lazarus(6)	–		–	–
Steven E. Leber(7)	–		–	–

(1)	During 2015, no equity awards were made to any of the directors listed in the Director Compensation table in conjunction with their services to the Company as a director.
(2)	Non-employee director.
(3)	Dr. Cohen has agreed to defer the payment of such amount on an interest-free basis. There is no agreement as to when such amount will be paid.
(4)	Mr. Karol has agreed to defer the payment of such amount on an interest-free basis. There is no agreement as to when such amount will be paid.
(5)	Mr. Harris was appointed as a director on July 1, 2014. Mr. Harris also entered into a five-year consulting agreement, as described in Item 13, effective July 1, 2014 pursuant to which he will not be entitled to any compensation for his services as a director during the term of the consulting agreement.
(6)	Mr. Lazarus, our Chief Operating Officer, received no compensation for his services as a director in accordance with Company policy.
(7)	Mr. Leber, our Chief Executive Officer, received no compensation for his services as a director in accordance with Company policy.

Equity Incentive Plans

The Amended and Restated Grandparents.com, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) permits the Company to make awards of stock options or grants of restricted stock to its employees, directors, officers, consultants, agents, advisors and independent contractors. A maximum of 25,000,000 shares of common stock are available for issuance under the 2012 Plan, of which 3,367,500 shares are subject to outstanding awards as of March 18, 2016.

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

The following table sets forth certain information regarding shares of our common stock beneficially owned as of March 18, 2016, for (i) each named executive officer and each director, (ii) all current executive officers and directors as a group and (iii) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding shares of our common stock. A person is considered to beneficially own any shares of common stock over which such person, directly or indirectly, exercises sole or shared voting or investment power, or of which such person has the right to acquire beneficial ownership at any time within sixty (60) days. For purposes of computing the percentage of shares of common stock beneficially owned by each person or group of persons named above, any shares that such person or group of persons has the right to acquire within sixty (60) days of March 18, 2016 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for directors and executive officers will be exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

	Number of Shares of Common Stock Beneficially Owned		Percent of Shares of Common Stock Beneficially Owned (1)
Named Executive Officers and Directors:
Steven E. Leber(11)	22,136,880	(2)	16.7%
Mel Harris	17,449,000	(3)	13.2%
Dr. Robert Cohen(11)	16,293,531	(4)	12.3%
Louis P. Karol	88,000	(5)	*
Lee Lazarus	5,120,000	(6)	3.9%
Ellen Breslau	954,166	(7)	*
Riaz Latifullah	–		*

Directors and Executive Officers as a Group (7 persons)(11)	55,763,553	(8)	42.2%

Other 5% Stockholders:
CV Starr & Co. Inc.	21,079,216	(9)	15.9%
Joseph E. Bernstein	19,669,291	(10)	14.9%

*	Less than 1%
(1)	Based on 132,268,582 shares of common stock issued and outstanding as of March 18, 2016.
(2)	Includes (i) 13,546,847 shares of common stock, (ii) 5,375,000 shares of common stock underlying options that have vested as of March 18, 2016, (iii) 312,500 shares of common stock underlying options that will vest within sixty (60) days of March 18, 2016, (iv) an aggregate of 1,480,000 shares of common stock underlying warrants that are presently exercisable and (v) 1,422,533 shares of common stock in his capacity as a member of the board of managers of GP Holding.
(3)	Includes (i) 274,000 shares of common stock owned by Mr. Harris’ spouse, (ii) 2,020,000 shares of common stock owned by Mr. Harris, (iii) 105,000 shares of common stock held by a trust of which Mr. Harris is the sole trustee, (iv) 500,000 shares of common stock underlying options that have vested as of March 18, 2016, (v) an aggregate of 11,075,000 shares of common stock underlying warrants held by a trust of which Mr. Harris is the sole trustee and that are exercisable or will become exercisable within sixty (60) days of March 18, 2016, (vi) 2,250,000 shares of common stock underlying 225,000 shares of convertible preferred stock and (vii) 1,225,000 shares of common stock underlying warrants issued in connection with preferred stock.
(4)	Includes (i) 20,000 shares of common stock owned by Mr. Cohen, (ii) 12,510,998 shares of common stock held by Meadows Capital, LLC (“Meadows”), an entity controlled by Dr. Cohen, (iii) 1,000,000 shares of common stock underlying options that have vested as of March 18, 2016, (iv) an aggregate of 1,340,000 shares of common stock underlying warrants held of record by Dr. Cohen and Meadows that are presently exercisable and (v) 1,422,533 shares of common stock in his capacity as a member of the board of managers of GP Holding.
(5)	Includes 88,000 shares of common stock owned by Mr. Karol.
(6)	Includes (i) 20,000 shares of common stock owned by Mr. Lazarus, (ii) 4,100,000 shares of common stock underlying options that have vested as of March 18, 2016 and (iii) 1,000,000 shares of common stock underlying warrants that are presently exercisable.
(7)	Includes an aggregate of 954,166 shares of common stock underlying options that are exercisable or will become exercisable within sixty (60) days of March 18, 2016.
(8)	Includes (i) an aggregate of 30,007,378 shares of common stock beneficially owned by those listed, (ii) an aggregate of 11,854,167 shares of common stock underlying options that have vested as of March 18, 2016 for those listed, (iii) an aggregate of 387,500 shares of common stock underlying options that will vest within sixty (60) days of March 18, 2016 for those listed, (iv) an aggregate of 2,250,000 shares of common stock underlying 225,000 shares of convertible preferred stock for those listed and (v) an aggregate of 16,120,000 shares of common stock underlying warrants that are exercisable or will become exercisable within sixty (60) days of March 18, 2016 by those listed. Mr. Leber and Dr. Cohen both share voting and dispositive power with respect to 1,422,533 shares of common stock in their capacities as members of the board of managers of GP Holding.
(9)	Includes (i) 4,000,000 shares of common stock owned by CV Starr & Co. Inc. and (ii) an aggregate of 17,079,216 shares of common stock underlying warrants issued to Starr Indemnity & Liability Company that are presently exercisable. The principal business address of each of CV Starr & Co. Inc. and Starr Indemnity & Liability Company is 399 Park Avenue, 17th Floor, New York, NY 10022.

(10)	Includes (i) 1,324,514 shares of common stock owned by Mr. Bernstein, (ii) 15,589,777 shares of common stock held by Bernstein-Nasser Investors, LLC, an entity beneficially owned by a trust whose trustee is Mr. Bernstein (“BNI”), (iii) 1,000,000 shares of common stock underlying options held of record by Mr. Bernstein that have vested as of March 18, 2016, (iv) an aggregate of 1,275,000 shares of common stock underlying warrants held of record by Mr. Bernstein that are presently exercisable and (v) an aggregate of 480,000 shares of common stock underlying warrants held of record by BNI that are presently exercisable. Based solely on information contained in Amendment No. 1 to Schedule 13D filed by GP Holding with the SEC on November 14, 2014. The principal address of Joseph E. Bernstein is 6663 Casa Grande Way, Delray Beach, Florida 33446.
(11)	The board of managers of GP Holding has voting and investment power with respect to securities owned by GP Holding. Mr. Leber and Dr. Cohen, as the members of the board of managers of GP Holding, have the power to direct the receipt of dividends from, and the proceeds from the sale of, the securities beneficially owned by GP Holding. As a result, Mr. Leber and Dr. Cohen both may be deemed to have shared voting and investment power with respect to securities owned by GP Holding.

Equity Compensation Plan Information

The following table gives information as of December 31, 2015 regarding our common stock that may be issued upon the exercise of options, warrants and other rights under our equity compensation plans.

	(a)	(b)	(c)
Plan Category	No. of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	No. of Shares Available for Future Issuance, excluding securities reflected in Column (a)
Equity Compensation Plans Approved by Security Holders(1)	17,082,500	0.29	3,367,500

Equity Compensation Plans Not Approved by Security Holders(2)	7,650,000	0.20	–

Total	24,732,500	$0.26	3,367,500

(1)	Consists solely of our Amended and Restated 2012 Stock Incentive Plan, which was known as the 2012 Stock Incentive Plan prior to March 4, 2014. Effective as of March 4, 2014, such plan was amended to, among other things, increase the number of shares authorized for issuance thereunder to 25,000,000.
(2)	Consists of (i) warrants issued in June 2013 to Messrs. Leber, Bernstein and Lazarus and Dr. Cohen, each such warrant being exercisable for 1,000,000 shares of common stock and having an exercise price of $0.25 per share, (ii) a warrant issued in October 2013 to an employee for services to the Company, such warrant being exercisable for 100,000 shares of common stock and having an exercise price of $0.16 per share and (iii) options to purchase 3,250,000 shares of common stock having an exercise price of $0.13 per share granted to Mr. Lazarus pursuant to his option grant letter dated December 9, 2013 and (iv) a warrant issued in March 2014 to an employee for services to the Company, such warrant being exercisable for 300,000 shares of common stock and having an exercise price of $0.31 per share.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Company has a note payable outstanding in the principal amount of $78,543, to Mr. Leber from 2012. The note bears interest annually at 5% and is due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) the date the Company achieves EBITDA equal to or greater than $2,500,000.

The Company has a note payable outstanding in the principal amount of $308,914, to Meadows Capital, LLC, an entity controlled by Dr. Cohen. The note bears interest annually at 5% and is due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) the date the Company achieves EBITDA equal to or greater than $2,500,000.

The Company has a note payable outstanding in the principal amount of $612,500, payable to BJ Squared LLC, an entity controlled by the Company’s Chief Executive Officer. Meadows Capital, LLC, an entity controlled by Dr. Robert Cohen, has a 50% interest in the note payable to BJ Squared LLC. The note bears interest annually at 5% and is due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) the date the Company achieves EBITDA equal to or greater than $2,500,000.

In January 2014, the Company entered into demand promissory notes with each of Messrs. Leber, Lazarus and Harris. Each demand promissory note was issued in the original principal amount of $25,000. Accordingly, the Company received an aggregate of $75,000 from the lenders upon issuance of these demand promissory notes. The demand promissory notes were unsecured, accrued interest at a rate of 10% per annum and were paid in full on August 6, 2014.

On July 1, 2014 (the “Effective Date”), the Company and Mr. Harris entered into a Consulting Agreement pursuant to which Mr. Harris provides certain consulting-related services to the Company (the “Consulting Agreement”). Mr. Harris will not be entitled to any compensation for his service on the Board during the term of the Consulting Agreement. In consideration of his consulting services pursuant to the Consulting Agreement, the Company agreed to pay Mr. Harris $225,000 per year commencing on the first day of the month following the month during which the Company first becomes cash flow positive, and payable in equal monthly installments during each month thereafter. As an inducement to enter into the Consulting Agreement, the Company issued to Mr. Harris a five-year warrant to purchase 5,000,000 shares of the Company’s common stock at the a price per share equal the fair market value of a share of common stock as of the Effective Date (the “Inducement Warrant”). The Inducement Warrant was immediately vested and exercisable with respect to 2,500,000 shares and the balance will vest at the rate of 312,500 shares quarter-annually for eight (8) quarters commencing ninety (90) days from the Effective Date. Mr. Harris is also entitled to participate in any and all pension, insurance, bonus arrangement, stock purchase, stock incentive plans and other plans or arrangements for the benefit of any of the Company’s officers, directors or employees. The initial term of the Consulting Agreement is five (5) years from the Effective Date and will renew automatically for an additional five (5) year period unless terminated in writing by either party sixty (60) days prior to the expiration of the current term. Either party may terminate the Consulting Agreement upon a material breach by the other party which remains uncured for thirty (30) days following delivery of written notice to the breaching party. The Consulting Agreement also includes customary confidentiality and indemnification covenants on behalf of each party.

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

On March 27, 2015, the Company executed a loan agreement (the “March 2015 Loan”) in the amount of $150,000 in favor of Mel Harris. The March 2015 Loan had a term of one year and an interest rate of 5% per year. On April 28, 2015, the March 2015 Loan in favor of Mel Harris was amended and consolidated to the Harris April 2015 Loan, as described below.

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

On April 28, 2015, Mel Harris, provided a $250,000 loan to the Company. This loan (the “Harris April 2015 Loan”) amended, restated and canceled (i) the March 2015 Loan in the initial amount of $150,000, (ii) the $25,000 February 2015 Demand Note and (iii) the $25,000 April 2015 Demand Note (each in favor of Mr. Harris), for an aggregate principal amount of $450,000. The Harris April 2015 Loan had a term of one (1) year and an interest rate of 5% per annum and could have been converted at the option of Mr. Harris into a preferred class of stock by July 27, 2015 or converted at the option of the holder into 2,250,000 shares of the Company’s common stock, along with a five-year warrant to purchase 1,125,000 shares of common stock at an exercise price of $0.30 per share. On August 20, 2015, the Harris April 2015 Loan was amended and the maturity date was changed from April 28, 2016 to October 19, 2015. The Harris April 2015 Loan was converted into Series C Preferred Stock on September 29, 2015 as detailed below.

On September 29, 2015, the Company entered into a securities purchase agreement with certain investors and raised gross proceeds of $1,750,000, including the conversion by Mel Harris, of the $450,000 principal amount of his convertible promissory note issued on April 28, 2015. Under the terms of the Preferred Agreement, the Preferred Purchasers purchased an aggregate amount of 875,000 shares of Series C Redeemable Convertible 7.5% Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), at a $2.00 per share purchase price. Each share of Series C Preferred Stock has a stated value of $2.00 and is convertible, at any time at the option of the holder, into ten (10) shares of the Company’s common stock (the “Conversion Shares”) at a conversion price of $0.20 per share, subject to customary adjustments, which gave rise to a beneficial conversion feature.

In addition, the Preferred Purchasers received warrants (the “Preferred Warrants”) representing the right to acquire an aggregate of 4,375,000 shares of the Company’s common stock at an exercise price of $0.30 per share, subject to customary adjustments, for a period of ten (10) years from the date of issuance. Under certain circumstances, the holder of the Preferred Warrant may elect to exercise the warrant through a cashless exercise.

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

On October 26, 2015, the Company entered into a three year extension of the lease on its corporate headquarters located at 589 8th Avenue in NY, NY with an annual lease payment of $218,400. In connection with this lease, Marc Leber, a licensed real estate broker with Newmark Grubb Knight Frank and Steve Leber’s brother, acted as a broker representing the Company and Newmark Grubb Knight Frank received the customary broker commission of $17,412 from the landlord for the lease extension.

Item 14.	Principal Accounting Fees and Services.

Effective as of July 14, 2014, the Board approved the engagement of EisnerAmper LLP (“EisnerAmper”) and dismissal of Daszkal Bolton LLP (“Daszkal”) as our independent registered public accounting firm. The following table shows the fees accrued or paid to our independent registered public accounting firms for the fiscal years ended December 31, 2015 and 2014:

	2015	2014
	EisnerAmper	EisnerAmper(1)	Daszkal(2)
Audit Fees(3)	$107,500	$90,000	$49,097
Audit-Related Fees(4)	14,400-	12,467-	-
Tax Fees(5)	15,000	33,750	5,082
All Other Fees	-	-	-
Total	$136,900	$136,217	$54,179

(1)	Reflects payments to Eisner from July 14, 2014, the date on which Eisner was appointed as our independent registered public accounting firm, through December 31, 2014.
(2)	Reflects payments to Daszkal from January 1, 2014 through July 14, 2014, the date on which Daszkal was dismissed as our independent registered public accounting firm.
(3)	Reflects fees paid for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements included in our Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings.

(4)	Reflects fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.
(5)	Reflects fees for tax compliance, tax advice and tax planning services, including preparation of tax returns.

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

		Incorporation by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit Number	Filed/ Furnished Herewith
3.1	Third Amended and Restated Certificate of Incorporation of Grandparents.com, Inc.	8-K	000-21537	March 10, 2014	3.3
3.2	Third Amended and Restated Bylaws of Grandparents.com, Inc.	8-K	000-21537	December 8, 2015	3.2
10.1	Warrant issued to Grandparents.com LLC	8-K	000-21537	February 27, 2012	4.1
10.2	Advisory Warrant issued to John Thomas Financial, Inc.	8-K	000-21537	February 27, 2012	4.2
10.3	Placement Agent Warrant issued to John Thomas Financial, Inc.	8-K	000-21537	February 27, 2012	4.3
10.4	Amended and Restated Promissory Note in favor of Steven E. Leber +	8-K	000-21537	February 27, 2012	10.9

10.6	Amended and Restated Promissory Note in favor of Meadows Capital, LLC +	8-K	000-21537	February 27, 2012	10.11
10.7	Amended and Restated Promissory Note in favor of BJS Square LLC (formerly Leber-Bernstein Group, LLC)	8-K	000-21537	February 27, 2012	10.12
10.8	Amended and Restated Promissory Note in favor of Mel Harris	8-K	000-21537	February 1, 2013	10.1
10.9	Second Amended and Restated Promissory in favor of Mel Harris	10-K	000-21537	April 16, 2013	10.22
10.10	Third Amended and Restated Promissory Note in favor of Mel Harris	10-Q	000-21537	August 19, 2013	10.18
10.11	Fourth Amended and Restated Promissory Note in favor of Mel Harris	10-Q	000-21537	November 19, 2013	10.3
10.12	Fifth Amended and Restated Promissory Note in favor of Mel Harris	10-Q	000-21537	November 19, 2013	10.4
10.13	Form of Note Purchase Agreement	10-K	000-21537	April 16, 2013	10.27
10.14	Form of 12% Secured Convertible Promissory Note issued pursuant to Note Purchase Agreement	8-K	000-21537	December 13, 2012	4.1
10.15	Form of Warrant issued pursuant to Note Purchase Agreement	8-K	000-21537	December 13, 2012	4.2
10.16	Security Agreement by and between the Company and John Thomas Financial, Inc. pursuant to Note Purchase Agreement	10-K	000-21537	April 16, 2013	10.30
10.17	Limited Guaranty of Payment by Steven Leber, Joseph Bernstein and Dr. Robert Cohen pursuant to Note Purchase Agreement +	10-K	000-21537	April 16, 2013	10.31
10.18	Contribution and Indemnification Agreement by and among the Company, Steven Leber, Joseph Bernstein and Dr. Robert Cohen pursuant to Limited Guaranty of Payment +	10-K	000-21537	April 16, 2013	10.32
10.19	Form of Warrant issued to Steven Leber, Joseph Bernstein and Dr. Robert Cohen pursuant to the Limited Guaranty of Payment +	10-K	000-21537	April 16, 2013	10.33
10.20	Form of Warrant issued to Mel Harris, dated July 1, 2014 +	10-Q	000-21537	November 13, 2014	10.2
10.21	Form of Amended and Restated Note Purchase Agreement	8-K	000-21537	June 6, 2013	10.1
10.22	Form of Convertible Promissory Note issued pursuant to Amended and Restated Note Purchase Agreement	8-K	000-21537	June 6, 2013	10.2
10.23	Form of Amended and Restated Convertible Promissory Note	10-Q	000-21537	August 19, 2013	10.5
10.24	Form of Warrant issued pursuant to Amended and Restated Note Purchase Agreement	8-K	000-21537	June 6, 2013	10.3

10.25	Form of February 2013 Promissory Note +	8-K	000-21537	February 28, 2013	10.1
10.26	Form of Amendment to February 2013 Promissory Notes +	10-K	000-21537	April 10, 2014	10.31
10.27	Form of Second Amendment to Promissory Notes, by and between Grandparents.com, Inc. and each of Steven Leber, Joseph Bernstein, Meadows Capital LLC and Mel Harris, effective as of April 30, 2014 +	10-Q	000-21537	May 15, 2014	10.6
10.28	Form of Third Amendment to Promissory Notes, by and between Grandparents.com, Inc. and each of Steven Leber, Joseph Bernstein, Meadows Capital LLC and Mel Harris, effective as of June 30, 2014 +	10-Q	000-21537	August 19, 2014	10.8
10.29	Form of Fourth Amendment to Promissory Notes, by and between Grandparents.com and each of Steven Leber, Meadows Capital LLC, and Mel Harris dated August 30, 2014 +	10-Q	000-21537	November 13, 2014	10.5
10.30	Form of Fifth Amendment to Promissory Notes, by and between Grandparents.com and each of Steven Leber, Meadows Capital LLC, and Mel Harris dated October 31, 2014 +	10-Q	000-21537	November 13, 2014	10.7
10.31	Form of Sixth Amendment to Promissory Notes, by and between Grandparents.com and each of Steven Leber, Meadows Capital LLC, and Mel Harris dated December 31, 2014 +	10K	000-21537	April 10, 2015	10.37
10.32	Form of June 2013 Demand Promissory Note +	8-K	000-21537	June 18, 2013	10.1
10.33	Form of January 2014 Demand Promissory Note +	10-K	000-21537	April 10, 2014	10.33
10.34	Form of First April 2013 Securities Purchase Agreement	10-K	000-21537	April 16, 2013	10.38
10.35	Form of Warrant issued pursuant to First April 2013 Securities Purchase Agreement	10-K	000-21537	April 16, 2013	10.39
10.36	Form of Second April 2013 Securities Purchase Agreement	8-K	000-21537	April 26, 2013	10.1

10.37	Form of Warrant issued pursuant to Second April 2013 Securities Purchase Agreement	8-K	000-21537	April 26, 2013	10.2
10.38	Form of June 2013 Securities Purchase Agreement	10-Q	000-21537	August 19, 2013	10.14
10.39	Form of July 2013 Securities Purchase Agreement	10-Q	000-21537	August 19, 2013	10.15
10.40	Form of Warrant issued pursuant to June 2013 and July 2013 Securities Purchase Agreements	10-Q	000-21537	August 19, 2013	10.16
10.41	Form of October 2013 and November 2013 Securities Purchase Agreement	10-Q	000-21537	November 19, 2013	10.1
10.42	Form of Warrant issued pursuant to October 2013 and November 2013 Securities Purchase Agreements	10-Q	000-21537	November 19, 2013	10.2
10.43	Form of June 2014 Securities Purchase Agreement	10-Q	000-21537	November 19, 2013	10.1
10.44	Form of August 2014 Securities Purchase Agreement	10-Q	000-21537	November 13, 2014	10.3
10.45	Form of Warrant issued pursuant to June 2014 Securities Purchase Agreement	10-Q	000-21537	November 19, 2013	10.2
10.46	Form of Warrant issued pursuant to August 2014 Securities Purchase Agreement	10-Q	000-21537	November 13, 2014	10.4
10.47	Strategic Alliance Agreement with Starr Indemnity & Liability Company	8-K	000-21537	January 10, 2013	10.1
10.48	First Amendment to Strategic Alliance Agreement with Starr Indemnity & Liability Company	10-K	000-21537	April 16, 2013	10.35

10.49	Alliance Agreement with Cegedim Inc.	10-K	000-21537	April 16, 2013	10.37
10.50	Program Agreement by and between Grandparents.com, Inc. and Aetna Life Insurance Company (1)	10-Q	000-21537	November 19, 2013	10.5
10.51	Third Party Agreement by and among Grandparents.com, Inc., Aetna Life Insurance Company and Reader’s Digest (1)	10-K/A	000-21537	September 9, 2014	10.48
10.52	Employment Agreement dated as of February 23, 2012 by and between Grandparents.com, Inc. and Matthew Schwartz +	8-K	000-21537	February 27, 2012	10.8
10.53	Amendment to Employment Agreement dated as of March 1, 2014 by and between Grandparents.com, Inc. and Matthew Schwartz +	10-K	000-21537	April 10, 2014	10.52
10.54	Second Amendment to Employment Agreement, by and between Grandparents.com and Matthew Schwartz, dated September 1, 2014 and effective as of October 10, 2014 +	10-Q	000-21537	November 13, 2014	10.6
10.55	Warrant issued to Matthew Schwartz dated March 15, 2014 +	10-Q	000-21537	May 15, 2014	10.5
10.56	Employment Agreement dated as of April 3, 2012 by and between Grandparents.com, Inc. and Ellen Breslau	S-1	333-182326	June 25, 2012	10.17

10.57	Employment Agreement dated as of December 9, 2013 by and between Grandparents.com, Inc. and Lee Lazarus	10-K	000-21537	April 10, 2014	10.55
10.58	Non-Qualified Stock Option Agreement dated as of December 9, 2013 by and between Grandparents.com, Inc. and Lee Lazarus +	10-K	000-21537	April 10, 2014	10.56
10.59	Amended and Restated 2012 Stock Incentive Plan +	10-K	000-21537	April 10, 2014	10.55
10.60	Form of Non-Qualified Stock Option Grant Letter +	8-K	000-21537	February 27, 2012	10.14
10.61	Form of Incentive Stock Option Grant Letter +	10-K	000-21537	April 10, 2014	10.55
10.62	Form of Warrant issued to Certain Officers and Directors +	10-Q	000-21537	August 19, 2013	10.17
10.63	Form of Transition Services Consulting Letter, by and between Grandparents.com, Inc. and Joseph Bernstein. +	8-K	000-21537	June 13, 2014	10.2

10.64	Retirement Agreement, by and between Grandparents.com, Inc., Joseph Bernstein and Bernstein-Nasser Investors, LLC, dated June 9, 2014 +	8-K	000-21537	June 13, 2014	10.1
10.65	Employment Agreement, by and between Grandparents.com, Inc. and Steven Leber, dated June 25, 2014 +	10-Q	000-21537	August 19, 2014	10.6
10.66	Employment Agreement, by and between Grandparents.com, Inc. and Riaz Latifullah, dated April 29, 2014 +	10-Q	000-21537	August 19, 2014	10.7
10.67	Consulting Agreement, by and between Grandparents.com, Inc. and Mel Harris +	10-Q	000-21537	November 13, 2014	10.1
10.68	Aetna Marketing Agreement for Upline Agents and Agencies by and between Grandparents Insurance Solutions LLC and Aetna Life Insurance Company	10-K	000-21537	April 10, 2015	10.77
10.69	Aetna Marketing Agreement for Group Contracting Only between Grandparents Insurance Solutions LLC and Aetna Life Insurance Company	10-K	000-21537	April 10, 2015	10.77

10.70	Form of Demand Promissory Notes dated February 5, 2015	10-K	000-21537	April 10, 2015	10.77
10.71	Form of Seventh Amendment to Promissory Notes, by and between Grandparents.com, Inc. and each of Steven Leber, Mel Harris and Meadows Capital LLC effective as of March 23, 2015	10-K	000-21537	April 10, 2015	10.77
10.72	Agreement by and between Grandparents.com, Inc. and HSNi, LLC and its affiliates dated March 19, 2015 (1)	10-Q	000-21537	May 20, 2015	10.1
10.73	Loan Agreement by and between Grandparents.com, Inc. and Mel Harris dated March 27, 2015	10-Q	000-21537	May 20, 2015	10.2
10.74	Bridge Note by Grandparents.com, Inc. in favor of VB Funding, LLC dated May 18, 2015	10-Q	000-21537	August 19, 2015	10.1

10.75	Amendment to Loan Agreement, dated March 27, 2015, by and between Grandparents.com, Inc. and Mel Harris dated April 28, 2015	10-Q	000-21537	August 19, 2015	10.2
10.76	Credit Agreement by Grandparents.com, Inc. in favor of VB Funding, LLC dated July 8, 2015 (1)	10-Q	000-21537	November 23, 2015	10.1
10.77	Warrant Purchase Agreement by and between Grandparents.com, Inc. and VB Funding, LLC dated July 8, 2015	10-Q	000-21537	November 23, 2015	10.2
10.78	Form of Warrant issued to VB Funding, LLC, dated July 8, 2015	10-Q	000-21537	November 23, 2015	10.3
10.79	Registration Rights Agreement by and between Grandparents.com, Inc. and VB Funding, LLC dated July 8, 2015	10-Q	000-21537	November 23, 2015	10.4
10.80	Convertible Promissory Note by and between Grandparents.com, Inc. and Mel Harris dated August 20, 2015	10-Q	000-21537	November 23, 2015	10.5
10.81	First Amendment to Credit Agreement, dated July 8, 2015, by and between Grandparents.com, Inc. and VB Funding, LLC dated as of August 5, 2015	10-Q	000-21537	November 23, 2015	10.6

10.82	Warrant Agreement by and between Grandparents.com, Inc. and VB Funding, LLC dated as of December 31, 2015					*
14.1	Code of Ethics	10-K	000-21537	September 27, 2011	14.1

21.1	Subsidiaries	*
23.1	Consent of EisnerAmper LLP	*
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Schema	*
101.CAL	XBRL Taxonomy Calculation Linkbase	*
101.DEF	XBRL Taxonomy Definition Linkbase	*
101.LAB	XBRL Taxonomy Label Linkbase	*
101.PRE	XBRL Taxonomy Presentation Linkbase	*

(1)	Portions of this exhibit containing confidential information have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Exchange Act. Confidential information has been omitted from the exhibit in places marked “[***]”and has been filed separately with the Commission.

+ Denotes a management contract or compensatory plan or arrangement

* Filed herewith.

** Furnished herewith in accordance with SEC Release 33-8238.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GRANDPARENTS.COM, INC.

Dated: March 28, 2016	/s/ Steven E. Leber
Steven E. Leber
Chairman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Name	Title	Date

/s/ Steven E. Leber	Chairman, Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	March 28, 2016
Steven E. Leber

/s/ Lee Lazarus	Director, Chief Operating Officer	March 28, 2016
Lee Lazarus

/s/ Dr. Robert Cohen	Director	March 28, 2016
Dr. Robert Cohen

/s/ Mel Harris	Director	March 28, 2016
Mel Harris

/s/ Louis P. Karol	Director	March 28, 2016
Louis P. Karol

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Grandparents.com, Inc.

We have audited the accompanying consolidated balance sheet of Grandparents.com, Inc. (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grandparents.com, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained net losses and negative cash flows from operations and has a stockholders’ deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

New York, New York

March 28, 2016

GRANDPARENTS.COM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$3,765,723	$126,600
Accounts receivable	96,874	94,576
Prepaid expenses	351,346	1,357,940
Total current assets	4,213,943	1,579,116

Property and equipment, net	16,384	27,924

Other assets:
Security deposits	92,800	50,000
Intangibles, net	882,188	1,220,025
Total other assets	974,988	1,270,025

Total assets	$5,205,315	$2,877,065

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,953,810	$1,825,031
Accrued expenses	205,340	298,589
Deferred revenue	7,396	1,006,156
Deferred officer salary	-	226,875
Notes payable	999,957	1,299,957
Total current liabilities	3,166,503	4,656,608

Convertible loan, net	3,319,020	-
Total long-term liabilities	3,319,020	-

Total liabilities	6,485,523	4,656,608

Commitments and contingencies

Series C redeemable convertible preferred stock, net, 875,000 shares (liquidation preference $1,750,000) issued and outstanding at December 31, 2015 and zero shares issued and outstanding at December 31, 2014	216,912	-

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 875,000 shares of Series C preferred stock designated
Common stock, $0.01 par value, 350,000,000 shares authorized, 132,268,582 and 129,224,492 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	1,322,686	1,292,245
Additional paid-in capital	46,610,937	36,956,280
Accumulated deficit	(49,430,743)	(40,028,068)
Total stockholders’ deficit	(1,497,120)	(1,779,543)

Total liabilities and stockholders’ deficit	$5,205,315	$2,877,065

See accompanying notes to these consolidated financial statements.

GRANDPARENTS.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014

Revenue:
Commission revenue	$400,185	$-
Advertising and other revenue	228,976	332,933
Total revenue	629,161	332,933

Operating expenses:
Selling and marketing	329,890	328,060
Salaries	2,048,302	2,147,615
Rent	217,732	200,900
Accounting, legal and filing fees	1,396,380	892,484
Consulting	1,472,018	1,508,133
Equity-based compensation	2,838,878	6,051,246
Other general and administrative	737,876	697,816
Depreciation and amortization	401,458	488,275
Impairment of intangible assets	-	2,433,911
Total operating expenses	9,442,534	14,748,440

Other income (expense):
Interest expense	(645,898)	(444,680)
Other income, net	67,533	30,625

Total other income (expense)	(578,365)	(414,055)

Net loss attributable to common & preferred shareholders	(9,391,738)	(14,829,562)

Dividends and amortization of discount on preferred stock	12,911	-

Net loss attributable to common shareholders	$(9,404,649)	$(14,829,562)

Net loss per common share, basic and diluted	$(0.07)	$(0.13)

Weighted average common shares outstanding, basic and diluted	131,855,064	116,040,341

See accompanying notes to these consolidated financial statements.

GRANDPARENTS.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,391,738)	$(14,829,562)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	401,458	488,275
Equity-based compensation	1,831,626	3,706,516
Impairment of intangible assets	-	2,433,911
Stock issued for services	1,007,250	2,344,730
Inducement expense for conversion of debt	-	135,411
Payment in kind interest added to loan balance	130,970	-
Issuance of common stock for services	5,541	97,622
Amortization of discount on loans and notes payable	343,032	60,364
Gain on settlement of accounts payable	72,427	30,625
Accounts receivable, net	(2,298)	(30,780)
Prepaid expenses	792,663	(1,053,754)
Accounts payable	54,790	288,482
Accrued expenses	(93,249)	174,105
Deferred officer salary	(226,875)	225,625
Deferred revenues	(998,760)	1,006,156
Net cash used in operating activities	(6,073,163)	(4,922,274)

Cash flows from investing activities:
Capitalized website development costs	(52,080)	(189,432)
Net cash used in investing activities	(52,080)	(189.432)

Cash flows from financing activities:
Repayments of loans and short-term advances	(600,000)	(75,000)
Proceeds from private placement, net	700,000	5,179,000
Proceeds from loans and short-term advances, net	8,000,164	75,000
Proceeds from sale of preferred stock, net	1,673,577	-
Payments of dividends on preferred stock	(9,375)	-
Net cash provided by financing activities	9,764,366	5,179,000

Net increase in cash	3,639,123	67,294
Cash, beginning of period	126,600	59,306
Cash, end of period	$3,765,723	$126,600

Supplemental cash flow information:
Warrants issued in connection with beneficial conversion on convertible loans and notes	$4,855,146	$-
Warrants issued in connection with beneficial conversion on preferred stock	$1,458,639	$-
Fair value of warrants issued in exchange for services	$836,119	$2,655,215

Settlement of liabilities through issuance of equity	$5,541	$594,222
Cashless exercise of warrants to common stock	$200	$10,995
Amortization of preferred stock discount	$(1,974)	$-
Conversion of convertible bridge notes to equity	$-	$1,189,806
Interest expense charged to capital	$-	$135,411
Settlement of liabilities through transfer of used equipment, net	$-	$20,969
Cash paid for interest	$140,175	$4,007

See accompanying notes to these consolidated financial statements.

GRANDPARENTS.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2013	-	$-	99,219,304	$992,190	$23,930,160	$(25,198,506)	$(276,156)

Equity based compensation	-	-	100,000	1,000	6,360,731	-	6,361,731

Conversion of bridge loan	-	-	6,526,908	65,269	1,124,537	-	1,189,806

Issuance of common shares and warrants for severance /services	-	-	1,438,761	14,391	581,247	-	595,638

Proceeds from sale of common shares and warrants	-	-	20,840,000	208,400	4,970,600	-	5,179,000

Exercise of warrants	-	-	1,099,519	10,995	(10,995)	-	-

Net loss for the year	-	-	-	-	-	(14,829,562)	(14,829,562)

Balance, December 31, 2014	-	-	129,224,492	1,292,245	36,956,280	(40,028,068)	(1,779,543)

Equity based compensation	-	-	-	-	2,667,747	-	2,667,747

Beneficial conversion and warrants issued with bridge note	-	-	-	-	470,000	-	470,000

Issuance of common shares and warrants for severance /services	-	-	24,090	241	5,300	-	5,541

Proceeds from sale of common shares and warrants	-	-	3,000,000	30,000	670,000	-	700,000

Exercise of warrants	-	-	20,000	200	(200)	-	-

Beneficial conversion and warrants issued with convertible loan	-	-	-	-	4,385,146	-	4,385,146

Beneficial conversion and warrants issued with Series C preferred stock	-	-	-	-	1,458,639	-	1,458,639

Amortization of discount on preferred stock	-	-	-	-	(1,974)	-	(1,974)

Preferred dividends	-	-	-	-	-	(10,938)	(10,938)

Net loss for the year	-	-	-	-	-	(9,391,738)	(9,391,738)

Balance, December 31, 2015	$-	$-	132,268,582	$1,322,686	$46,610,937	$(49,340,744)	$(1,497,120)

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

The Company was incorporated under the laws of Delaware in May 1996.

2. Going Concern

The Company incurred a net loss of approximately $9.4 million and used approximately $6.1 million net in cash for operating activities during the year ended December 31, 2015. The Company has an accumulated deficit of $49,430,743 and stockholders’ deficit of $1,497,120 as of December 31, 2015. Without additional capital from existing or new investors or further financing, the Company’s ability to continue to implement its business plan may be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans to obtain such resources for the Company include raising additional capital through sales of its equity or debt securities. In addition, management is seeking to streamline its operations and expand its revenue streams, endorsement opportunities and the Grand Card, the rebate card program that will provide cash rebates to a debit card when a cardholder purchases pharmaceuticals and consumer products and services offered by participating merchants. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2015 and 2014, there were no cash equivalents.

Accounts Receivable

Accounts receivable are reported in the balance sheets net of an allowance for doubtful accounts. The Company estimates the allowance based on an analysis of specific clients, taking into consideration the age of past due accounts, the client’s payment history and an assessment of the client’s ability to pay. At December 31, 2015 and 2014, the Company determined that no allowance for doubtful accounts was necessary.

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

The Company performed this assessment in fiscal 2015 and concluded there were no impairments. The Company performed this assessment in fiscal 2014 and recorded an impairment charge of $2,433,911 related to its intangible assets (see Note 6).

Revenue Recognition

The Company recognizes revenue from arrangements with advertisers and third-parties, generally on the basis of impressions, at an agreed upon cost per thousand impressions (“CPM”). This revenue is recognized on a net basis in the period in which the impressions occur.

For commission revenue and other non-advertising revenue, revenue is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The Company considers amounts to be earned when persuasive evidence of an arrangement exists, delivery of services has occurred, price is fixed or determinable, and collectability is reasonably assured.

Advertising

The Company’s policy is to report advertising costs as expensed in the periods in which the costs are incurred. The total amounts charged to advertising expenses were $28,945 and $94,737 for the years ended December 31, 2015 and 2014.

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

The Company’s financial instruments consist mainly of cash, short-term accounts receivable, convertible loans, redeemable preferred stock, accounts payable, and notes payable. The Company believes that the carrying amounts approximate fair value due to their short-term nature and/or market interest rates.

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

Generally, the Company is no longer subject to U.S. federal tax examinations for tax years prior to 2011 except as they relate to its net operating loss carryforwards.

Net Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing net earnings (loss) per common share by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per common share are computed by dividing net earnings (loss) by the sum of the weighted average number of shares of common stock and the dilutive effect of securities that can be converted into common stock.

Reconciliations of the weighted average shares outstanding for basic and diluted earnings per common share are as follows:

	Years ended December 31,
	2015	2014
Basic EPS Shares outstanding (weighted average common shares)	131,855,064	116,040,341
Effect of Dilutive Securities	-	-
Diluted EPS Shares outstanding	131,855,064	116,040,341

Dilutive securities consist of unexercised stock options and warrants, the VB Loan and the Series C Preferred Stock. The inclusion of such dilutive securities in the computation of earnings per share would have been antidilutive and have therefore been excluded. For the years ended December 31, 2015 and 2014, the number of excluded dilutive securities were 154,836,675 and 82,479,323, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance, Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. For public entities, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU 2014-09 for all entities by one year. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In April 2015, the FASB issued new accounting guidance, ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. Companies must apply the guidance on a retrospective basis. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption was permitted for financial statements that were not previously issued. The Company early adopted ASU No. 2015-03 effective with its financial statements issued for September 30, 2015 and determined that there was no need for any prior period adjustment since the comparative period contained no debt issuance costs.

4. Changes in Officers and Directors

On June 9, 2014, Joseph Bernstein, the Company’s Co-Chief Executive Officer, Chief Financial Officer, Treasurer and a Director, and the Company entered into a retirement agreement (the “Retirement Agreement”), pursuant to which he agreed to resign from the Company, effective on June 25, 2014. Pursuant to the terms of the Retirement Agreement, the Company agreed to issue to Mr. Bernstein and his company, Bernstein Nasser Investors, LLC (collectively “Mr. Bernstein”) (i) 300,000 shares of common stock valued at $96,000 (charged to expense in the quarter ended June 30, 2014) for continued services, and other promises and covenants, (ii) 400,000 shares and a five-year warrant to purchase 275,000 shares at $0.25 exercisable immediately upon issuance (combined fair value of $120,634) in exchange for the termination of the $78,543 note (See Note 6) and (iii) 400,000 shares of common stock valued at $128,000 in exchange for the termination of the $100,000 note (See Note 6). During the year ended December 31, 2014, the Company recorded additional interest expense related to the cancellation of the indebtedness as described in (ii) and (iii) of $135,411. The Company also agreed to provide Mr. Bernstein with a monthly payment of $3,000 for a period of 24 months starting as of July 1, 2014 for health insurance coverage. The total charge for the period of $72,000 was included in accrued expenses.

On July 1, 2014, the Company appointed Mel Harris to serve as a member of the board of directors to fill an open vacancy. On the same date, the Company also entered a five-year consulting agreement with Mr. Harris. Upon the Company becoming cash flow positive, Mr. Harris will be paid $225,000 per year pursuant to the terms of the consulting agreement. Mr. Harris also received a five-year warrant to purchase 5 million shares of the Company’s common stock at an exercise price of $0.34, vesting half immediately and the balance over two years quarterly. The portion of the warrant which vested immediately and the portion which vested as of December 31, 2014 had a fair market value of approximately $887,000 which was recorded as an expense in the statement of operations during 2014. During the year ended December 31, 2015, approximately $167,000 was recorded as an expense in the statement of operations.

On August 23, 2015, Matthew Schwartz resigned from his position as Vice President of Administration, Chief Compliance Officer and Secretary of the Company, effective September 22, 2015.

On December 11, 2015, the Company terminated Riaz Latifullah, the Company’s Chief Financial Officer. As a result of this termination, 4,500,000 options were forfeited and the Company reduced its stock based compensation expense by $327,700 in 2015. See Item 12 of Part III.

5. Property and Equipment

Property and equipment consisted of the following at December 31, 2015 and 2014:

	Estimated Useful	December 31,	December 31,
	Lives (in Years)	2015	2014
Furniture and fixtures	7	$21,494	$21,494
Computers and equipment	3-7	62,338	62,337
		83,832	83,831
Less: accumulated depreciation		(67,448)	(55,907)
Property and equipment, net		$16,384	$27,924

Depreciation expense for the years ended December 31, 2015 and 2014 was $11,541 and $22,294, respectively.

6. Intangible Assets

Intangible assets, all of which are finite-lived, consisted of the following at December 31, 2015 and 2014:

	Estimated Useful	December 31,	December 31,
	Lives (in Years)	2015	2014
URL and trademarks	4	$1,000,000	$1,000,000
Website and mobile application development	3	527,562	975,482
Customer relationships	3	-	1,000,000
		1,527,562	2,975,482
Less: accumulated amortization		(645,374)	(1,755,457)
Intangible assets, net		$882,188	$1,220,025

During 2015, the Company performed its annual impairment assessment and concluded there were no impairments.

During 2014 when we performed our annual impairment assessment, we determined that indicators of impairment existed for the URL and trademarks, and the Company recognized an intangible asset impairment expense of $2,433,911 for the year ended December 31, 2014. On March 31, 2015, the Company wrote off costs and accumulated amortization of $500,000 and $1,000,000 for fully amortized costs of website development and customer relationships, respectively. These costs and their related accumulated amortization were recorded as intangible assets in connection with the February 23, 2012 merger that resulted in Grandparents.com, Inc. becoming a public company. These costs related to previous efforts to create and develop the Grandparents.com website and to establish relationships with customers and suppliers. They were all fully amortized in May 2013. Subsequent to the merger, the website was rebuilt and $285,650 in costs were capitalized through December 2013. During 2014 and 2015, additional costs of $189,832 and $52,080, respectively, were capitalized for further enhancements. No additional costs were capitalized in connection with customer relationships since the merger.

Amortization expense related to finite lived intangible assets amounted to $389,917 and $465,980 for the years ended December 31, 2015 and 2014, respectively. The future amortization expense for each of the five succeeding years related to all finite lived intangible assets that are currently recorded in the balance sheets is estimated to be as follows at December 31, 2015:

For the Years Ending December 31,
2016	$332,163
2017	293,207
2018	256,818
2019	-
2020	-
$882,188

7. Notes Payable

Notes payable and convertible loans, net consisted of the following at December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
Notes payable assumed February 2012	$999,957	$999,957
Promissory notes – February 2013	-	300,000
Convertible loan – July 2015 Convertible Loan	8,130,970	-
	9,130,927	1,299,957
Less: debt discount and debt issue costs	(4,811,950)	-
Notes payable and convertible loans, net	$4,318,977	$1,299,957

Accrued interest expense included in accrued expenses at December 31, 2015 and 2014 was $185,687 and $164,244, respectively.

Notes Payable Assumed February 2012

In connection with the asset contribution agreement between the Company and Grandparents Acquisition Company, LLC, which became effective on February 23, 2012, the following aggregate indebtedness of $1,078,500 with contingent maturities was assumed by the Company:

•	Two notes payable, each in the principal amount of $78,543, to certain officers, directors and beneficial owners of a majority of the capital stock of the Company. The notes bear interest annually at 5% and are due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) the date the Company achieves EBITDA equal to or greater than $2,500,000. Each note is subordinate to certain other debt obligations of the Company.

One of these notes and its accrued interest was terminated effective June 25, 2014 in return for 400,000 shares of the Company’s common stock and a five-year warrant to purchase 275,000 shares of the Company’s common stock at $0.25 in connection with the Retirement Agreement (See Note 4). Additional interest expense of $49,457 plus the fair value of the warrants in the amount of $80,355 was charged to operations in connection with the termination of this note in 2014.

•	One note payable, in the principal amount of $308,914, to Meadows Capital, LLC, an entity controlled by Dr. Robert Cohen, a member of the Company’s board of directors. The note bears interest annually at 5% and is due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) the date the Company achieves EBITDA equal to or greater than $2,500,000.

•	One promissory note converted from management fees accrued through the transaction date in the principal amount of $612,500 and payable to BJ Squared LLC, an entity controlled by the Company’s Chief Executive Officer. Meadows Capital, LLC, an entity controlled by Dr. Robert Cohen, a member of the Company’s board of directors, has a 50% interest in the note payable to BJ Squared LLC. The note bears interest annually at 5% and is due and payable on the earlier of (i) the consummation of a debt or equity financing with gross proceeds to the Company of at least $10,000,000 or (ii) the t date the Company achieves EBITDA equal to or greater than $2,500,000. The note is subordinate to certain other debt obligations of the Company.

Promissory Notes – February 2013

In February 2013, the Company issued four (4) promissory notes having an aggregate principal balance of $400,000 (collectively, the “February 2013 Notes”). Each of the February 2013 Notes were unsecured, accrued interest at a rate of 10% per annum and had maturity dates on the earlier of (i) March 1, 2014 and (ii) the closing of a single transaction (whether debt, equity or a combination of both) that resulted in aggregate gross proceeds to the Company of at least $10,000,000. Maturity of the February 2013 Notes was extended on March 1, 2014, May 6, 2014, July 8, 2014, August 30, 2014, October 31, 2014, December 31, 2014, and March 23, 2015. One of these notes and its accrued interest was exchanged on June 25, 2014 for 400,000 shares of the Company’s common stock in connection with a retirement agreement with a former officer of the Company. An expense of $28,000 was recorded in connection with the termination of this note. Thereafter, each of the three (3) remaining noteholders verbally agreed with the Company to extend the maturity date of the respective February 2013 Note. The three (3) remaining February 2013 Notes were paid in full by the Company on July 9, 2015.

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

Promissory Note – March 2015

On March 27, 2015, the Company executed a loan agreement (the “March 2015 Loan”) in the amount of $150,000 in favor of Mel Harris, a member of the Company’s board of directors. The March 2015 Loan had a term of one year and an interest rate of 5% per year. On April 28, 2015, the March 2015 Loan in favor of Mel Harris was amended and consolidated into the Harris April 2015 Loan as described below.

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

Convertible Promissory Notes – April 2015 Promissory Notes Consolidation

On April 28, 2015, Mel Harris, a member of the Company’s board of directors, security holder and advisor to the Company provided a $250,000 loan to the Company. This loan (the “Harris April 2015 Loan”) amended, restated and canceled (i) the March 2015 Loan in the initial amount of $150,000, (ii) the $25,000 February 2015 Demand Note and (iii) the $25,000 April 2015 Demand Note (each in favor of Mr. Harris), for an aggregate principal amount of $450,000. The Harris April 2015 Loan had a term of one (1) year and an interest rate of 5% per annum and could have been converted at the option of Mr. Harris into a preferred class of stock by July 27, 2015 or converted at the option of the holder into 2,250,000 shares of the Company’s common stock, along with a five-year warrant to purchase 1,125,000 shares of common stock at an exercise price of $0.30 per share. On July 27, 2015, the Company recognized a discount of $135,000 for the conversion feature associated with this note and a discount of $135,000 for the 1,125,000 five-year warrant with an exercise price of $0.30 that was issuable had the loan been converted. On August 20, 2015, the Harris April 2015 Loan was amended and the maturity date was changed from April 28, 2016 to October 19, 2015. The August 20, 2015 amendment also extended Mr. Harris’ option to convert to preferred stock to September 30, 2015. The Harris April 2015 Loan was converted into 225,000 shares of the Series C Preferred Stock on September 29, 2015 (See Note 8). The unamortized discount of $234,066 on the Harris April 2015 Loan was expensed to interest upon conversion.

Convertible Promissory Note – May 2015 Bridge Loan

On May 18, 2015, the Company entered into a bridge note in favor of VB Funding, LLC (“VB Lender”) in the amount of $1,000,000 (the “VB Bridge Loan”). The VB Bridge Loan had a term of one year and earned interest at an aggregate rate of 7.5% per annum, 2.5% of which was payable in cash and 5.0% was payable in-kind as additional principal on the VB Bridge Loan. The VB Bridge Loan was secured by an interest in the Company’s assets and VB Lender has the right to convert the VB Bridge Loan at the maturity date into shares of the Company’s common stock at $0.20 per share which gave rise to a beneficial conversion feature. The fair market value of the beneficial conversion feature as of May 18, 2015 was $360,000. In connection with the VB Bridge Loan, VB Lender received a ten-year warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.30 per share. As of May 18, 2015, the warrant had a relative fair market value of $110,000 and was recorded as a debt discount in the condensed consolidated balance sheets. The VB Bridge Loan was included as part of the new credit agreement between the Company and VB Lender entered into on July 8, 2015 and amended as of August 5, 2015 (the “Credit Agreement”).

Convertible Loan – July 2015 Convertible Loan

On July 8, 2015, the Company and VB Lender entered into the Credit Agreement which provides for a multi-draw term loan credit facility (the “VB Loan”) in an aggregate amount not to exceed $8,000,000. The VB Loan was advanced in two disbursements, with the initial amount of $5,000,000 (which includes the $1,000,000 amount previously funded on May 18, 2015 pursuant to the VB Bridge Loan) disbursed by VB Lender at the time of closing of the Credit Agreement. The second disbursement was on December 31, 2015. The inclusion of the VB Bridge Loan was treated as a loan modification and the unamortized discount of $420,593 was transferred to the VB Loan to be amortized over its life. The Company also identified $299,836 of debt issuance costs in connection with the VB Loan and in accordance with ASU No. 2015-03 has treated these costs as a direct deduction from the carrying amount of the debt liability consistent with debt discounts. These debt issuance costs will be amortized over the ten-year life of the VB Loan.

The Company is subject to certain customary limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Credit Agreement includes usual and customary events of default, the occurrence of which could lead to an acceleration of the Company’s obligations thereunder.

Outstanding indebtedness under the VB Loan may be voluntarily prepaid at any time, in whole or in part, without premium or penalty. The indebtedness under the VB Loan is due July 8, 2025 and bears interest at an aggregate of 7.5% per annum, 2.5% of which is payable in cash and 5.0% is payable in-kind as additional principal. The VB Loan is secured by a security interest in the Company’s and certain of its subsidiaries’ assets and each such subsidiary has guaranteed the repayment of the VB Loan. At any time, VB Lender has the right to convert the outstanding balance of the VB Loan into shares of common stock of the Company, at a conversion price per share equal to $0.20 (subject to customary adjustments) which gave rise to a beneficial conversion feature having a relative fair market value of $1,950,000 as of July 8, 2015. This beneficial conversion feature value is recorded as a discount to the VB Loan and is amortized to interest expense over the life of the loan. In connection with the initial disbursement, VB Lender received a ten-year warrant to purchase 12.5 million shares of the Company’s common stock at an exercise price of $0.30 per share. As of July 8, 2015, the warrant had a relative fair market value of $1,700,000 and was recorded as a debt discount in the condensed consolidated balance sheets. In connection with the second disbursement, VB Lender received a ten-year warrant to purchase 7.5 million shares of the Company’s common stock at an exercise price of $0.30 per share. As of December 31, 2015, the warrant had a relative fair market value of $465,146 and was recorded as a debt discount in the condensed consolidated balance sheets. There was no beneficial conversion feature in connection with the second disbursement.

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

Total interest expense, for the years ended December 31, 2015 and 2014 attributable to amortization of debt discount related to warrants and amortization of debt issuance costs was $377,908 and $94,363, respectively.

Total interest expense, charged to operations amounted to $645,898 and $444,680 for the years ended December 31, 2015 and 2014, respectively. The estimated future principal maturities related to all notes payable and convertible loan obligations excluding debt discount is as follows at December 31, 2015:

For the Years Ending December 31,
2016	$999,957
2025	8,130,970
$9,130,927

8. Stockholders’ Equity

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

During 2014, the Company issued a total of 438,761 common shares for past or future services as follows: (i) 313,761 shares of its common stock valued at $94,875 to consultants in exchange for past services performed for the Company by the recipients thereof; and (ii) 125,000 shares of its common stock valued at $25,000 with an immediately exercisable five-year warrant valued at $1,747 to purchase an aggregate of 10,000 shares of its common stock at an exercise price of $0.20 per share, in exchange for past services performed for the Company by the recipient thereof. The aggregate fair value of these shares and warrants was expensed.

During 2015, the Company issued 24,090 shares of its common stock to a consultant in exchange for services performed for the Company. The aggregate fair value of the shares issued to the consultant was $5,541, which was expensed in 2015.

During 2015, the Company issued 20,000 shares of its common stock in connection with the cashless exercise of 70,000 warrants issued in 2013 for advisory services.

During 2015, the Company sold, in private transactions, an aggregate of 3,000,000 shares of the Company’s common stock and warrants to purchase 700,000 shares of the Company’s common stock for aggregate gross proceeds to the Company of $700,000. The warrants are exercisable for a period of five years at exercise prices of $0.25-$0.35 per share, subject to customary adjustments.

Series C Redeemable Convertible 7.5% Preferred Stock

On September 29, 2015, the Company entered into a securities purchase agreement (the “Preferred Agreement”) with certain investors (the “Preferred Purchasers”) and raised gross proceeds of $1,750,000, including the conversion by Mel Harris, a member of the Company’s board of directors, security holder and advisor to the Company, of the $450,000 principal amount of his convertible promissory note issued on April 28, 2015 (See Note 7). Under the terms of the Preferred Agreement, the Preferred Purchasers purchased an aggregate amount of 875,000 shares of Series C Preferred Stock at a $2.00 per share purchase price. Each share of Series C Preferred Stock has a stated value of $2.00 (the “Stated Value”) and is convertible, at any time at the option of the holder, into ten (10) shares of the Company’s common stock (the “Conversion Shares”) at a conversion price of $0.20 per share (the “Conversion Price”), subject to customary adjustments, which gave rise to a beneficial conversion feature.

In addition, the Preferred Purchasers received warrants (the “Preferred Warrants”) representing the right to acquire an aggregate of 4,375,000 shares of the Company’s common stock at an exercise price of $0.30 per share (the “Preferred Warrant Shares”), subject to customary adjustments, for a period of ten (10) years from the date of issuance. Under certain circumstances, the holder of the Preferred Warrant may elect to exercise the warrant through a cashless exercise (See Note 10).

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

In accordance with ASC 480-10, the Company classified the Series C Preferred Stock in temporary equity. The relative fair market value of the Preferred Warrants was $603,608 and the fair market value of the beneficial conversion feature was $855,031 totaling an aggregate debt discount of $1,458,639 which was recorded to additional paid-in capital and will be amortized over the ten-year term of the Series C Preferred Stock. As of December 31, 2015, the Company amortized $1,974 of the debt discount.

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

During 2015, the Company granted options to purchase 250,000 shares of common stock which expire five years from the date of grant to purchase shares of common stock under the Plan to a consultant. The options had an exercise price of $0.21 per share and a grant date fair value of $0.18 per option. The exercise price per share and stock price per share on the date of grant were equal. The options vested immediately, had a fair market value of $44,450 and were recorded as an expense in 2015.

During 2015, the Company granted options to purchase 1,200,000 shares of common stock which expire ten years from the date of grant to purchase shares of common stock under the Plan to employees. The options had exercise prices of $0.18 and $0.21 per share and grant date fair values of $0.18 and $0.20 per option. The exercise price per share and stock price per share on the date of grant were equal. The vesting period for 200,000 options is one year and for 1,000,000 options is three years.

During 2015, 5,312,500 options were forfeited and 190,000 options expired unexercised.

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

Risk-free interest rate	1.44-1.76%
Expected life (years)	2-10
Expected volatility	126-184%
Dividend yield	-

A summary of stock option activity for the years ended December 31, 2015 and 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	12,485,000	$0.24	8.86
Granted and reissued	12,150,000	0.33
Cancelled	(250,000)	0.60
Outstanding at December 31, 2014	24,385,000	0.28	7.52	$445,000
Granted	1,450,000	0.19
Expired	(190,000)	0.27
Forfeited	(5,312,500)	0.33
Outstanding at December 31, 2015	20,332,500	$0.26	7.25	$-

Exercisable at December 31, 2015	16,810,801	$0.26	7.03	$-

The compensation expense recognized for Plan and Non-Plan options awarded for the years ended December 31, 2015 and 2014 was $1,462,730 and $1,887,151 respectively. Total unrecognized compensation costs related to non-vested equity-based compensation arrangements was $654,446 and $3,468,749 as of December 31, 2015 and 2014, respectively. That cost is expected to be recognized over the remaining vesting period of 36 months.

10. Warrants

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

During 2015, the Company granted warrants to purchase 700,000 shares of common stock in connection with securities purchase agreements. The warrants had exercise prices ranging from $0.25 to $0.35 per share and they expire five years from the date of grant.

During 2015, the Company issued 20,000 shares of its common stock in connection with the cashless exercise of 70,000 warrants.

During 2015, the Company granted warrants to purchase 500,000 shares of common stock to VB Lender in connection with the VB Bridge Loan (See Note 7).

During, 2015, the Company granted a ten-year warrant to purchase up to 12,500,000 shares of common stock of the Company at an exercise price of $0.30 per share in connection with the first disbursement of the VB Loan. The warrant had a relative fair market value of $1,700,000 and was recorded as a debt discount in the condensed consolidated balance sheets. Upon the second disbursement under the VB Loan, the Company issued to VB Lender a ten-year warrant to purchase 7,500,000 shares of common stock of the Company at a purchase price of $0.30 per share. The warrant had a relative fair market value of $465,146 and was recorded as a debt discount in the condensed consolidated balance sheets. Upon the first disbursement of the VB loan, VB Lender agreed to cancel the warrant to purchase 500,000 shares of common stock previously issued in connection with the VB Bridge Loan.

During 2015, the Company granted ten-year warrants to purchase 4,375,000 shares of the Company’s common stock at an exercise price of $0.30 per share in connection with the Series C Preferred Stock. The warrants had a relative fair market value of $603,608 which was recorded as a debt discount in the condensed consolidated balance sheets.

During 2015, the Company granted warrants to purchase 2,000,000 shares of common stock in connection with services to the Company. The warrants had exercise prices ranging from $0.30 to $0.50 per share and they expire ten years from the date of grant. The warrants vest 1,000,000 on September 1, 2016 and 1,000,000 on September 1, 2017. The portion vested as of December 31, 2015 had a fair value of $48,100 which was recorded as an expense in the statement of operations in 2015.

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

Risk-free interest rate	1.19-1.78%
Expected life (years)	3-10
Expected volatility	123-184%
Dividend yield	-

A summary of warrant activity for the years ended December 31, 2015 and 2014 is presented below:

			Weighted Average
		Weighted Average	Remaining Contractual
	Warrants	Exercise Price	Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	24,903,660	$0.26	3.63
Granted	35,834,864	0.15
Exercised	(2,544,201)	0.23
Forfeited and cancelled	(100,000)	0.34
Outstanding at December 31, 2014	58,094,323	0.20	3.48	$4,164,331
Granted	27,575,000	0.30
Exercised	(70,000)	0.14
Forfeited and cancelled	(500,000)	0.30
Outstanding at December 31, 2015	85,099,323	$0.23	4.748	$643,169

Exercisable at December 31, 2015	75,864,585	$0.24	2.06	$1,072,376

In April 2013, the Company committed to issuing Starr Indemnity & Liability Company (“Starr”), a wholly-owned subsidiary of Starr International Company, Inc., a warrant to acquire up to 21,438,954 shares of its common stock, subject to certain customary adjustments which vests one-fourth (1/4th) of the warrant shares upon issuance and the remaining portion of the warrant shares in three equal annual installments on March 1, 2014, 2015 and 2016, provided, however, that the warrant shall automatically cease to vest upon termination or expiration of the Strategic Alliance Agreement (the “Starr Agreement”) with Starr. The warrant was issued on November 7, 2014 and is included in the warrant activity table. The fair values of the first one-fourth (5,359,739 shares), the second one-fourth (5,359,739 shares), and the third one-fourth (5,359,739 shares) were calculated using Black-Scholes as $766,443, $1,888,772 and $836,119, respectively. The $766,443 was expensed in March 2014, the $1,888,772 was expensed over the period March 1, 2014 through March 1, 2015, and the $836,119 is being expensed over the period March 1, 2015 through March 1, 2016, its requisite service period. Starr provides certain services to us, including developing strategic business and investment relationships and other business consulting services. On January 29, 2016, the Company and Starr entered into a letter agreement amending the Starr Agreement to extend the renewal deadline from March 1, 2016 to March 29, 2016. As part of the amendment, any shares subject to the warrant that have not yet vested shall not vest unless and until the renewal of the agreement.

In June, October and December 2015, the Company committed to issuing performance-based warrants in subsequent years under agreements with three consultants (See Note 12).

11. Income Taxes

The income tax expense reconciled to the tax expense computed at the statutory rate was approximately as follows during the years ended December 31, 2015 and 2014, respectively:

	2015	2014
Tax on income (loss) before income tax	(34.0)%	(34.0)%
Effect of other permanent differences	0%	9.2%
Other	0.7%	0%
Effect of state taxes (net of federal benefit)	(10.5)%	(10.5)%
Prior Year Return versus Provision	(11.8)%	0%
Increase in valuation allowance	56.9%	35.3%

Income tax provision	-	-

Significant components for income taxes attributable to continuing operations for the year ended December 31, 2015 and 2014 respectively are as follows:

	2015	2014
Current:
Federal	$-	$-
State	-	-
Total current	-	-

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Total tax provision	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are approximately as follows at December 31, 2015 and 2014, respectively:

	2015	2014
Net deferred tax asset:
Net operating loss carryforward	$13,278,577	$6,476,940
Stock based compensation	3,807,746	5,094,428
Other assets	1,760	9,057
Intangible assets	-	90,507
Alternative minimum tax credit carryforward	50,817	50,817
Fixed assets	1,519	-
Deferred income tax assets	17,140,419	11,721,749

Deferred income tax liabilities:
Fixed assets	-	(18,208)
Intangible assets	(89,842)	-
Deferred income tax liabilities	(89,842)	(18,208)

Less valuation allowance	(17,050,577)	(11,703,541)

Net deferred tax assets	$-	$-

As of December 31 2015 the Company had $29,297,256 in net operating loss (NOL) carryforwards, which expire in 2032-2035.

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statements and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company maintains a full valuation allowance for its net deferred tax assets, as the Company’s management has determined that it is more likely than not that the Company will not generate sufficient future taxable income to be able to utilize these deferred assets

The Company files tax returns in the U.S. federal jurisdiction and various states.  At December 31, 2015, federal state tax returns remained open for Internal Revenue Service review for tax years after 2011. There were no federal or state income tax audits being conducted as of December 31, 2015.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2015 and 2014, the Company has not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

12. Commitments

Operating Leases

The Company leases an office in New York, NY under a three-year extension of an operating lease which expires September 30, 2018. In conjunction with the extension, the required security deposit was increased by $32,800 to $72,800. There are no further options in the lease for extending the term beyond its current expiration. The Company also leased a corporate apartment in New York, NY under a one-year operating lease which expired on June 30, 2015 and was not renewed. The future minimum lease payments required under the office lease as of December 31, 2015, are as follows:

For the Years Ending December 31,
2016	$220,038
2017	226,639
2018	173,775
Total	$620,452

Rent expense recognized under operating leases was $217,732 and $200,900 for the years ended December 31, 2015 and 2014, respectively.

Starr Agreement

On January 8, 2013, the Company entered into the Starr Agreement, under which Starr agreed to provide certain services to the Company, including developing strategic business and investment relationships for the Company and providing business consulting services to the Company. In exchange for the services, the Company agreed to pay Starr a monthly fee of $80,000 during the term of the Starr Agreement, which commenced on March 1, 2013, as well as fees to be agreed upon by the Company and Starr for Starr’s arranging agreements with insurance companies. The fee for the years ended December 31, 2015 and 2014 was $960,000. Of the fee, $360,000 and $160,000 for the years ended 2015 and 2014, respectively, were not paid and were included in accounts payable. (On March 1, 2014 and on March 1, 2015, the Starr Agreement automatically renewed for one-year periods and will automatically renew for subsequent one-year periods each year thereafter unless either party terminates the agreement prior to the expiration of the then-current term. The Starr Agreement was amended in April 2013 at which time the Company committed to issuing Starr a warrant to acquire up to 21,438,954 shares of our common stock, subject to certain customary adjustments which vests one-fourth (1/4th) of the warrant shares upon issuance and the remaining portion of the warrant shares in three equal annual installments on March 1, 2014, 2015 and 2016, provided, however, that the warrant shall automatically cease to vest upon termination or expiration of the Starr Agreement. On January 29, 2016, the Company and Starr entered into a letter agreement amending the Starr Agreement to extend the renewal deadline from March 1, 2016 to March 29, 2016. As part of the amendment, any shares subject to the warrant that have not yet vested shall not vest unless and until the renewal of the agreement (See Note 10).

Cegedim Agreement

Effective as of March 28, 2013, Grand Card, LLC, a wholly-owned subsidiary of the Company, entered into an Alliance Agreement (the “Cegedim Agreement”) with Cegedim Inc. (Opus Health Division) (“Cegedim”) pursuant to which the parties formed an exclusive strategic alliance (the “Alliance”) to develop member benefit programs (the “Programs”) that provide cash rebates and other rewards on the “Grand Card” debit card. The Cegedim Agreement provides that all costs for marketing and promoting the Programs will be borne by Grand Card LLC and that all other costs and funding of the Programs, subject to certain exceptions, shall be borne 75% by Grand Card LLC and 25% by Cegedim. The Cegedim Agreement further provides that revenues derived from the Alliance (after deduction for certain operating costs borne by the parties) shall be allocated 75% to Grand Card LLC and 25% to Cegedim. The term of the Cegedim Agreement commenced on March 28, 2013 and will continue for an initial term of four (4) years and will automatically renew for successive four-year terms unless fewer than 500,000 cards have been issued at the time of such renewal or either party provides written notice to the other party of its intent not to renew within 120 days of the end of the then-current term. On April 1, 2015, the Opus Health Division was sold by Cegedim Inc. to IMS Health Holdings, Inc.

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

Vantiv Agreement

In November 2014, Grand Card LLC, a wholly-owned subsidiary of the Company and Vantiv, LLC (“Vantiv”) entered into a master services agreement, an Addendum and exhibits thereto (collectively, the “Vantiv Agreement”) pursuant to which Vantiv agreed to provide card issuing and payment processing products and services to Grand Card LLC. Pursuant to the Vantiv Agreement, Grand Card LLC has committed to, among other things, a card purchasing allotment valued at $775,000 over a twelve (12) month period and in the first quarter of 2015, the Company purchased the initial card commitment at an aggregate cost of $168,756 cards. On November 11, 2015, Vantiv and Grand Card LLC entered into an amendment to the Vantiv Agreement extending the date on which a purchase order for the balance of the card allotment must be made to December 17, 2015. On December 18, 2015, Vantiv and Grand Card LLC entered into another amendment to the Vantiv Agreement extending the date on which a purchase order for the balance of the card allotment must be made to (i) a partial purchase order for one-third of the remaining balance to be made by December 22, 2015 and (ii) an additional purchase order for the remaining balance by March 31, 2016. On December 22, 2015 such order was placed and in January 2016, the Company purchased additional cards for an aggregate cost of $202,050. The Vantiv Agreement has an initial term of three (3) years and is subject to standard termination provisions as well as customary representations and warranties. In the event of a default under the Vantiv Agreement by Grand Card LLC, Grand Card LLC may be responsible for liquidated damages in an amount based upon the monthly revenue earned by Vantiv for the balance of the term. The Company’s Grand Card venture is a cash rebate debit card that will enable cardholders to purchase pharmaceutical products and consumer goods and services from participating merchants. The cards have not yet been issued as of December 31, 2015 and the related costs have been recorded as a prepaid expense.

HSNi Agreement

On March 19, 2015, the Company entered into an agreement (the “HSN Agreement”) with HSNi, LLC and its affiliates (“HSN”) whereby HSN produced and broadcast segments promoting the Company’s membership group, the American Grandparents Association, as well as certain products and services offered by third parties. The initial on air segments involved education regarding Medicare Supplemental, Medicare Advantage, and Cancer and Heart Attack or Stroke health insurance policies offered by Aetna and its affiliates. Under the HSN Agreement, the Company received a percentage of certain proceeds generated through the multimedia marketing campaign conducted by the parties. During the year ended December 31, 2015, the Company recorded $400,000 as commission revenue under the HSN Agreement. The HSN Agreement had an initial term ending on December 31, 2015, and the Company has certain renewal rights through September 2016.

Other Commitments

On June 30, 2015, the Company entered into an agreement with a consultant who will provide sales-related services to the Company. In addition to fees for services, the Company will issue warrants following each calendar year of the three-year term if certain performance milestones are achieved by the consultant. No warrants were issued for products sold in 2015 under this agreement. For every 10,000 Grandparent.com-endorsed products sold in years 2016 and 2017 of the three-year term as a result of the consultant’s efforts, the Company will grant warrants to purchase 1,000,000 shares of common stock.

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

On December 8, 2015, the Company entered into an agreement with a consultant who will provide introductory, rebate and relationship services with pharmacy and other companies as well as support for the development and promotion of the Grand Card and other products. In addition to fees for services, if neither party has given notice to terminate the agreement prior to May 31, 2016, the Company will grant warrants to purchase 250,000 shares of common stock at an exercise price of $0.30 per share with a 5-year term.

13. Concentrations

As of December 31, 2015, four customers represented approximately 80% of the Company’s accounts receivable and three customers represented approximately 71% of the Company’s revenues earned during 2015. As of December 31, 2014, three customers represented approximately 84% of GP’s accounts receivable and two customers represented approximately 45% of the Company’s revenues earned during 2014.

14. Subsequent Events

None.

