Form 10-Q
period 2016-03-31
GRANDPARENTS.COM, INC.
filed 2016-05-16
CIK 1020475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes   ☐   No   ☒

As of April 29, 2016, there were 132,268,582 shares of the registrant’s common stock, $.01 par value per share, outstanding.

GRANDPARENTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q (this “Report”) or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. In some cases, forward-looking statements may contain terms such as “anticipates,” “believes,” “seeks,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “will,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; relationships with our marketing partners and members; demand for our website and changes in our membership ranks; financial resources and condition; changes in revenues; ability to create revenue; changes in profitability; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; the ability to produce liquidity or enter into agreements to acquire the capital necessary to continue our operations and take advantage of opportunities; legal proceedings and claims. Forward-looking statements reflect our current views with respect to future events and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” contained in the Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 28, 2016. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1.          Financial Statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
ASSETS	(Unaudited)
Current assets:
Cash	$2,006,296	$3,765,723
Accounts receivable	63,244	96,874
Prepaid expenses	448,782	351,346
Total current assets	2,518,322	4,213,943

Property and equipment, net	14,070	16,384
Security deposits	92,800	92,800
Intangibles, net	798,264	882,188

Total assets	$3,423,456	$5,205,315

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,000,435	$1,952,247
Accrued dividends	46,875	1,563
Accrued expenses	154,470	205,340
Deferred revenue	10,704	7,396
Notes payable	999,957	999,957
Total current liabilities	3,212,441	3,166,503

Convertible loan, net	3,442,699	3,319,020
Total long-term liabilities	3,442,699	3,319,020

Total liabilities	6,655,140	6,485,523

Commitments and contingencies

Series C redeemable convertible preferred stock, 875,000 shares (liquidation preference $1,750,000) issued and outstanding at March 31, 2016 and December 31, 2015	219,075	216,912

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 875,000 shares of Series C preferred stock designated
Common stock, $0.01 par value, 350,000,000 shares authorized, 132,268,582 shares issued and outstanding at March 31, 2016 and December 31, 2015	1,322,686	1,322,686
Additional paid-in capital	46,870,936	46,610,937
Accumulated deficit	(51,644,381)	(49,430,743)
Total stockholders’ deficit	(3,450,759)	(1,497,120)

Total liabilities and stockholders’ deficit	$3,423,456	$5,205,315

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Advertising and other revenue	$45,009	$51,988
Total revenue	45,009	51,988

Operating expenses:
Selling and marketing	62,509	34,851
Salaries	437,652	576,133
Rent	54,838	74,244
Accounting, legal and filing fees	310,024	179,183
Consulting	455,681	352,452
Equity-based compensation	401,516	967,947
Other general and administrative	208,075	181,750
Depreciation and amortization	86,238	106,079
Total operating expenses	2,016,533	2,472,639

Other expense:
Interest expense	(187,426)	(21,785)
Total other expense	(187,426)	(21,785)

Net loss attributable to common and preferred shareholders	(2,158,950)	(2,442,436)

Dividends and amortization of discount on preferred stock	56,851	-

Net loss attributable to common shareholders	$(2,215,801)	$(2,442,436)

Net loss per common share, basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding, basic and diluted	132,268,582	130,840,426

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,158,950)	$(2,442,436)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,238	106,079
Equity-based compensation	262,162	591,927
Stock issued for services	139,354	376,019
Payment in kind interest added to loan balance	102,767	-
Issuance of common stock for services	-	5,541
Amortization of discount on loans and notes payable	20,912	-
Changes in operating assets and liabilities: Accounts receivable	33,630	1,232
Prepaid expenses	(236,790)	(170,316)
Accounts payable	46,625	324,898
Accrued expenses	(50,870)	76,393
Deferred officer salary	-	104,000
Deferred revenues	3,308	(2)
Net cash used in operating activities	(1,751,614)	(1,026,665)

Cash flows from investing activities:
Capitalized website development costs	-	(15,000)
Net cash used in investing activities	-	(15.000)

Cash flows from financing activities:
Proceeds from private placement, net	-	700,000
Proceeds from loans and short-term advances, net	-	275,000
Payments of dividends on preferred stock	(7,813)	-
Net cash provided by financing activities	(7,813)	975,000

Net decrease in cash	(1,759,427)	(66,665)
Cash, beginning of period	3,765,723	126,600
Cash, end of period	$2,006,296	$59,935

Supplemental cash flow information:
Common stock to be issued as dividends on preferred stock	$43,750	$-
Dividends payable	$3,125	$-
Amortization of preferred stock discount	$2,163	$-
Fair value of warrants issued in exchange for services	$-	$836,119
Settlement of liabilities through issuance of equity	$-	$5,541
Cashless exercise of warrants to common stock	$-	$200
Cash paid for interest	$63,706	$-

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2015	-	$-	132,268,582	$1,322,686	$46,610,937	$(49,430,743)	$(1,497,120)
Equity based compensation	-	-	-	-	262,162	-	262,162
Amortization of discount on preferred stock	-	-	-	-	(2,163)	-	(2,163)

Preferred dividends	-	-	-	-	-	(54,688)	(54,688)
Net loss for the period	-	-	-	-	-	(2,158,950)	(2,158,950)
Balance, March 31, 2016	-	$-	132,268,582	$1,322,686	$46,870,936	$(51,644,381)	$3,450,759

See accompanying notes to these condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

Grandparents.com, Inc., together with its consolidated subsidiaries (the “Company”), is a media and eCommerce company that through its website, www.grandparents.com, serves the age 50+ demographic market. The Company owns and operates the Grandparents.com website. As a membership organization and social media community, it connects grandparents, seniors, and boomers to differentiated, discounted products and services. Its services are geared to the approximately 72 million grandparents in the U.S., but its audience also includes “boomers” and seniors that are not grandparents. The Company’s website offers content on health, wellbeing, relationships and finances as well as other topics that appeal to its audience. The Company believes that its website is one of the leading online communities for its market and is the premier social media platform targeting active, involved grandparents. The Company’s business model is to provide group discount benefits for a small membership fee. In addition to the website, the Company’s membership association, the American Grandparents Association (the “AGA”), was formed to unite grandparents, boomers and seniors. The AGA is a resource for those seeking advice, information and discussion of issues important to grandparents. Members of the AGA also enjoy access to its deals, discounts and products provided by third parties that the AGA endorses or recommends or makes available to its members.

2. Basis of Presentation

The condensed consolidated financial statements include the accounts of Grandparents.com, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods.

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue, the useful lives and impairment of long-lived assets including property and equipment and intangible assets, fair values, stock-based compensation, income taxes, and contingencies. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

These condensed consolidated financial statements and the related notes should be read in conjunction with the December 31, 2015 financial statements and related notes included in the Company’s Annual Report on Form 10-K filed March 28, 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet as of December 31, 2015 was derived from the Company’s audited financial statements for the year ended December 31, 2015, but does not include all disclosures required by U.S. GAAP.

3. Going Concern

The Company incurred a net loss of approximately $2.2 million during the three months ended March 31, 2016. The Company has an accumulated deficit of $51.6 million and a stockholders’ deficit of $3.4 million at March 31, 2016. It has used approximately $1.8 million in cash for operating activities during the three months ended March 31, 2016. Without additional capital from existing or outside investors or further financing, the Company’s ability to continue to implement its business plan may be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to obtain resources for the Company through raising additional capital through sales of its equity or debt securities. In addition, management is seeking to streamline its operations and expand its revenue streams, endorsement opportunities and the Grand Card, the Company’s cash rebate debit card. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

4. Intangible Assets

Intangible assets, all of which are finite-lived, consisted of the following at March 31, 2016 and December 31, 2015:

	Estimated Useful	March 31,	December 31,
	Lives (in Years)	2016	2015
URL and trademarks	4	$1,000,000	$1,000,000
Website and mobile application development	3	527,562	527,562
		1,527,562	1,527,562
Less: accumulated amortization		(729,298)	(645,374)
Intangible assets, net		$798,264	$882,188

During the years ended December 31, 2014 and 2015, additional costs of 189,832 and $52,080, respectively, were capitalized for further major enhancements of the website.

Amortization expense related to intangible assets amounted to $83,924 and $102,331 for the three-months ended March 31, 2016 and 2015, respectively. The future amortization expense for the remaining nine months of 2016 and each of the four succeeding years related to all finite-lived intangible assets that are currently recorded in the balance sheets is estimated as follows:

For the Periods Ending December 31,	Amortization
2016	$248,239
2017	293,207
2018	256,818
2019	-
2020	-
$798,264

5. Notes Payable

Notes payable and convertible loan, net consisted of the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Notes payable assumed February 2012	$999,957	$999,957
Convertible loan – July 2015 Convertible Loan, due 2025	8,233,737	8,130,970
	9,233,694	9,130,927
Less: debt discount and debt issue costs	(4,791,038)	(4,811,950)
Notes payable and convertible loan, net	$4,442,656	$4,318,977

Accrued interest expense included in accrued expenses at March 31, 2016 and December 31, 2015 was $142,162 and $185,687, respectively.

Convertible Loan – July 2015 Convertible Loan

On July 8, 2015, the Company and VB Funding, LLC (“VB Lender”) entered into the Credit Agreement which provides for a multi-draw term loan credit facility (the “VB Loan”) in an aggregate amount not to exceed $8,000,000. The VB Loan was advanced in two disbursements, with the initial amount of $5,000,000 (which includes the $1,000,000 amount previously funded on May 18, 2015 pursuant to a bridge loan from VB Lender disbursed by VB Lender at the time of closing of the Credit Agreement. The second disbursement was on December 31, 2015. The VB Loan was used to fund ongoing operations and to repay then outstanding indebtedness.

The Company is subject to certain customary limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Credit Agreement includes usual and customary events of default, the occurrence of which could lead to an acceleration of the Company’s obligations thereunder.

Outstanding indebtedness under the VB Loan may be voluntarily prepaid at any time, in whole or in part, without premium or penalty. The indebtedness under the VB Loan is due July 8, 2025 and bears interest at an aggregate of 7.5% per annum, 2.5% of which is payable in cash and 5.0% is payable in-kind as additional principal. The VB Loan is secured by a security interest in the Company’s and certain of its subsidiaries’ assets and each such subsidiary has guaranteed the repayment of the VB Loan. At any time, VB Lender has the right to convert the outstanding balance of the VB Loan into shares of common stock of the Company, at a conversion price per share equal to $0.20 (subject to customary adjustments) which gave rise to a beneficial conversion feature having a relative fair market value of $1,950,000 as of July 8, 2015. This beneficial conversion feature value is recorded as a discount to the VB Loan and is amortized to interest expense over the life of the loan. In connection with the initial disbursement, VB Lender received a ten-year warrant to purchase 12.5 million shares of the Company’s common stock at an exercise price of $0.30 per share. As of July 8, 2015, the warrant had a relative fair market value of $1,700,000 and was recorded as a debt discount. In connection with the second disbursement, VB Lender received a ten-year warrant to purchase 7.5 million shares of the Company’s common stock at an exercise price of $0.30 per share. The warrant had a relative fair market value of $465,146 and was recorded as a debt discount. There was no beneficial conversion feature in connection with the second disbursement.

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

Outstanding Indebtedness

In addition to the VB Loan described above, we have some unsecured indebtedness, primarily promissory notes outstanding in favor of Mr. Leber in the principal amount of $78,543 (the “Leber Note”), Meadows Capital, LLC, an entity controlled by Dr. Cohen, a member of the Company’s board of directors, in the principal amount of $308,914 (the “Meadows Note”) and BJ Squared, LLC, an entity controlled by Mr. Leber, in the principal amount of $612,500. Meadows Capital, LLC, has a 50% interest in the note payable to BJ Squared LLC. These promissory notes reflect indebtedness assumed by us in connection with a merger in February 2012. Each of these promissory notes accrues interest at the rate of 5% per annum and matures upon the earlier of (i) the Company having EBITDA of at least $2,500,000 as reflected on its quarterly or annual financial statements filed with the SEC, or (ii) the Company closing a financing with gross proceeds to the Company of at least $10,000,000. The Leber Note is subordinate in right of payment to the Meadows Note.

Total interest expense charged to operations amounted to $187,426 and $21,785 for the three-months ended March 31, 2016 and 2015, respectively.

6. Stockholders’ Equity

Series C Redeemable Convertible 7.5% Preferred Stock

On September 29, 2015, the Company entered into a securities purchase agreement (the “Preferred Agreement”) with certain investors (the “Preferred Purchasers”) and raised gross proceeds of $1,750,000, including the conversion by Mel Harris, a member of the Company’s board of directors, security holder and advisor to the Company, of the $450,000 principal amount of his convertible promissory note. Under the terms of the Preferred Agreement, the Preferred Purchasers purchased an aggregate amount of 875,000 shares of Series C Preferred Stock at a $2.00 per share purchase price. Each share of Series C Preferred Stock has a stated value of $2.00 (the “Stated Value”) and is convertible, at any time at the option of the holder, into ten (10) shares of the Company’s common stock (the “Conversion Shares”) at a conversion price of $0.20 per share (the “Conversion Price”), subject to customary adjustments, which gave rise to a beneficial conversion feature.

In addition, the Preferred Purchasers received warrants (the “Preferred Warrants”) representing the right to acquire an aggregate of 4,375,000 shares of the Company’s common stock at an exercise price of $0.30 per share (the “Preferred Warrant Shares”), subject to customary adjustments, for a period of ten (10) years from the date of issuance. Under certain circumstances, the holder of the Preferred Warrant may elect to exercise the warrant through a cashless exercise (See Note 8).

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

Each share of Series C Preferred Stock earns dividends at the rate of 7.5% of the Stated Value, 2.5% of which dividend is payable in cash, and 5.0% will be payable in the form of Common Stock, on a quarterly basis, at $0.20 per share. Accrued dividends are recorded as a liability in the condensed consolidated balance sheets. As of March 31, 2016, the balance of $46,875 consisted of $43,750 accrued for 218,750 shares of common stock at $0.20 per share and $3,125 in cash dividends which had not been paid. Accrued and unpaid dividends do not bear interest.

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

In accordance with ASC 480-10, the Company classified the Series C Preferred Stock in temporary equity. The relative fair market value of the Preferred Warrants was $603,608 and the fair market value of the beneficial conversion feature was $855,031 totaling an aggregate discount of $1,458,639 which was recorded to additional paid-in capital. The issuance costs and discount are amortized using the effective interest rate method over 10 years.

7. Stock Based Compensation

The Company adopted the Grandparents.com, Inc. 2012 Stock Incentive Plan (the “Plan”), which currently provides for 25,000,000 shares of the Company’s common stock to be eligible for issuance to employees, officers, directors, consultants, agents, advisors, and independent contractors who provide services to the Company under the Plan.

During the three months ended March 31, 2016, 560,000 options expired unexercised.

A summary of stock option activity for the three months ended March 31, 2016 and the year ended December 31, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	24,385,000	$0.28	7.52	$445,000
Granted	1,450,000	0.19
Expired	(190,000)	0.27
Forfeited	(5,312,500)	0.33
Outstanding at December 31, 2015	20,332,500	0.26	7.25	$-
Expired	(560,000)	0.33
Outstanding at March 31, 2016	19,772,500	$0.25	6.77	$-

Exercisable at March 31, 2016	16,751,701	$0.27	7.03	$-

The compensation expense recognized for Plan and non-Plan options awarded for the three-months ended March 31, 2016 and 2015 was $197,878 and $515,018, respectively. Total unrecognized compensation costs related to non-vested equity-based compensation arrangements was $456,569 as of March 31, 2016. That cost is expected to be recognized over the remaining vesting period of 33 months.

8. Warrants

During the three months ended March 31, 2016, 5,359,737 unvested warrants issued to Starr Indemnity & Liability Company were forfeited (see note 10).

A summary of warrant activity for the three months ended March 31, 2016 and the year-ended December 31, 2015 is presented below:

			Weighted Average
		Weighted Average	Remaining Contractual
	Warrants	Exercise Price	Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	58,094,323	$0.20	3.48	$4,164,331
Granted	27,575,000	0.30	-
Exercised	(70,000)	-	-
Cancelled	(500,000)	0.30	-
Outstanding at December 31, 2015	85,099,323	0.24	4.74	$643,169
Forfeited	(5,359,737)	0.05
Outstanding at March 31, 2016	79,739,586	$0.24	4.65	$482,376

Exercisable at March 31, 2016	78,224,323	$0.23	4.40	$482,376

9. Income Taxes

ASC 740-10 “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”) requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates Company tax positions at each reporting date and has determined that as of March 31, 2016, no accruals for uncertain tax positions are necessary.

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The difference between the federal statutory rate (34%) and the Company’s effective rate (0%) is primarily attributable to the change in valuation allowance on its deferred tax assets as it is more likely than not that the Company will not be able to utilize its NOL’s based on the Company’s current results and history of operating losses.

Generally, the Company is no longer subject to U.S. federal examinations by tax authorities for fiscal years prior to 2012.

10. Commitments

Operating Leases

The Company leases an office in New York, NY under an operating lease which expires September 30, 2018. The future minimum lease payments required under the office lease as of March 31, 2016, are as follows:

For the Years Ending December 31,
2016	$165,438
2017	226,639
2018	173,775
Total	$565,852

Rent expense recognized under operating leases was $54,838 and $74,244 for the three months ended March 31, 2016 and 2015, respectively.

Starr Agreement

On January 8, 2013, the Company entered into a Strategic Alliance Agreement (the “Starr Agreement”), with Starr Indemnity & Liability Company (“Starr”)under which Starr agreed to provide certain services to the Company, including developing strategic business and investment relationships for the Company and providing business consulting services to the Company. In exchange for the services, the Company agreed to pay Starr a monthly fee of $80,000 during the term of the Starr Agreement, which commenced on March 1, 2013, as well as fees to be agreed upon by the Company and Starr for Starr’s arranging agreements with insurance companies. The fee for the three months ended March 31, 2016 was $240,000 (which was included in accounts payable). On March 1, 2014 and on March 1, 2015, the Starr Agreement automatically renewed for one-year periods and was to automatically renew on March 1, 2016 unless either party terminated the agreement prior to the expiration of the then-current term. The Starr Agreement was amended in April 2013 at which time the Company committed to issuing Starr a warrant to acquire up to 21,438,954 shares of our common stock, subject to certain customary adjustments which was to vest one-fourth (1/4th) of the warrant shares upon issuance and the remaining portion of the warrant shares in three equal annual installments on March 1, 2014, 2015 and 2016, provided, however, that the warrant shall automatically cease to vest upon termination or expiration of the Starr Agreement (see Note 8). On January 29, 2016, the Starr Agreement was amended to extend the renewal deadline to March 29, 2016. On March 29, 2016, the Company decided not to renew the Starr Agreement under its terms so as a result, the Starr Agreement is no longer in effect and the unvested warrants were forfeited.

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

Vantiv Agreement

In November 2014, Grand Card LLC, a wholly-owned subsidiary of the Company and Vantiv, LLC (“Vantiv”) entered into a master services agreement, an Addendum and exhibits thereto (collectively, the “Vantiv Agreement”) pursuant to which Vantiv agreed to provide card issuing and payment processing products and services to Grand Card LLC. Pursuant to the Vantiv Agreement, Grand Card LLC has committed to, among other things, a card purchasing allotment valued at $775,000 over a twelve (12) month period and in the first quarter of 2015, the Company purchased the initial card commitment at an aggregate cost of $168,756 cards. The initial term of the Vantiv Agreement was three years. On November 11, 2015, Vantiv and Grand Card LLC entered into an amendment to the Vantiv Agreement extending the date on which a purchase order for the balance of the card allotment must be made to December 17, 2015. On December 18, 2015, Vantiv and Grand Card LLC entered into another amendment to the Vantiv Agreement extending the date on which a purchase order for the balance of the card allotment must be made to (i) a partial purchase order for one-third of the remaining balance to be made by December 22, 2015 and (ii) an additional purchase order for the remaining balance by March 31, 2016. On December 22, 2015, such order was placed and in January 2016, the Company purchased additional cards for an aggregate cost of $202,050. On May 10, 2016 Vantiv and Grand Card LLC entered into another amendment to the Vantiv Agreement extending the schedule of card purchases from March 31 through the end of 2016, extending the term of the Vantiv Agreement for two years and providing for an additional 100,000 cards to be purchased for an aggregate cost of approximately $155,000. It is subject to standard termination provisions as well as customary representations and warranties. In the event of a default under the Vantiv Agreement by Grand Card LLC, Grand Card LLC may be responsible for liquidated damages in an amount based upon the monthly revenue earned by Vantiv for the balance of the term. The Company’s Grand Card venture is a cash rebate debit card that will enable cardholders to purchase pharmaceutical products and consumer goods and services from participating merchants. The cards have not yet been issued as of March 31, 2016 and the related costs of $370,806 have been recorded as a prepaid expense.

HSNi Agreement

On March 19, 2015, the Company entered into an agreement (the “HSN Agreement”) with HSNi, LLC and its affiliates (“HSN”) whereby HSN produced and broadcast segments promoting the Company’s membership group, the American Grandparents Association, as well as certain products and services offered by third parties. The initial on air segments involved education regarding Medicare Supplemental, Medicare Advantage, and Cancer and Heart Attack or Stroke health insurance policies offered by Aetna and its affiliates. Under the HSN Agreement, the Company received a percentage of certain proceeds generated through the multimedia marketing campaign conducted by the parties. During the year ended December 31, 2015, the Company recorded $400,000 as commission revenue under the HSN Agreement. The HSN Agreement had an initial term ending on December 31, 2015, and the Company has certain renewal rights through September 2016. The parties continue to negotiate for another term.

Other Commitments

On June 30, 2015, the Company entered into an agreement with a consultant who will provide sales-related services to the Company. In addition to fees for services, the Company will issue warrants following each calendar year of the three-year term if certain performance milestones are achieved by the consultant. No warrants were issued for products sold in 2015 under this agreement. For every 10,000 Grandparent.com-endorsed products sold in years 2016 and 2017 of the three-year term as a result of the consultant’s efforts, the Company will grant warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.21 per share with a 5-year term.

On October 15, 2015, the Company entered into an agreement with a consultant who will provide introductory and relationship services related to insurance and financial services as well as support for the development and promotion of the Grand Card and other products. In addition to fees for services, the Company is required to issue warrants to purchase 250,000 shares of common stock at an exercise price of $0.30 per share with a 5-year term since the agreement was not terminated prior to April 30, 2016.

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

11. Concentrations

As of March 31, 2016, three customers represented all of the Company’s accounts receivable and four customers represented approximately 64% of the Company’s revenues earned during the three months ended March 31, 2016. As of December 31, 2015, four customers represented approximately 80% of the Company’s accounts receivable and three customers represented approximately 71% of the Company’s revenues earned during 2015.

12. Subsequent Events

On May 10, 2016 Vantiv and Grand Card LLC entered into an amendment to the Vantiv Agreement extending the dates on which payment for the balance of the card allotments must be made through the end of 2016, extending the term for 2 years and providing for an additional 100,000 cards to be purchased. (see note 10).

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Report, the terms “Company,” “we,” “us” and “our” refer to Grandparents.com, Inc. and its subsidiaries, unless the context otherwise requires. In addition, the term “Annual Report” refers to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 28, 2016.

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

In addition to our website, our membership association, the American Grandparents Association (the “AGA”), was formed to unite grandparents, boomers and seniors. Members of the AGA have access to a range of benefits including discounts on products and services. Members pay $15 annually to the AGA to receive these benefits as well as products and services that are endorsed or recommended by the AGA.

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

Like most developing companies, we face substantial financial challenges particularly in regard to revenue generation, cost control and capital requirements. Revenue for the three months ended March 31, 2016 was $45,009, which reflected a decrease of $6,979, or 13%, compared to revenue of $51,988 for the comparable period in 2015. The decrease is mostly due to fewer ads on our website placed by one advertiser. We decreased our total operating expenses by $456,106, or 18%, to $2,016,533 for the three months ended March 31, 2016 compared to $2,472,639 for the comparable period in 2015 mainly as a result of a decrease in equity-based compensation expense used to pay various parties in lieu of cash and a decrease in salaries expenses. We decreased our net loss attributable to common shareholders by $226,635, or 9%, to $2,215,801 for the three months ended March 31, 2016 compared to $2,442,436 for the comparable period in 2015.

We used $1,751,614 in cash for operating activities and $7,813 in cash for financing activities during the three months ended March 31, 2016. We had a working capital deficit of $694,119 as of March 31, 2016. We continue to seek capital to fund ongoing operations. During the first three months of 2016, we did not raise any capital or borrow any money. Going forward, we will need to raise significant capital in order to successfully implement our business plans. See “Liquidity and Capital Resources” below for additional information regarding our capital raising activities and use of cash.

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

American Grandparents Association

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

Grand Giveaways will continue to offer free giveaways to registered users of the website. Grand Giveaways consist of consumer goods and services in the areas of entertainment, food and dining, health and wellness, children’s entertainment and education products. We offer our promotional partners exposure for their giveaways through various touch points: on our website, via our e-newsletter, and through social media channels.

Premium Membership benefits are typically discounted products and services provided by third parties appropriate for the 50+ demographic and their families. Premium Membership benefits include deals and discounts on gifts, jewelry, toys, eyewear, flowers, travel, entertainment (theaters), pet supplies, casinos, food and insurance. Many Premium Membership benefits providers have their promotions featured on our website. Premium Members receive Grand Giveaways and the Premium Membership benefits for an annual fee of $15 and there are approximately 1,500 Premium Members.

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

Royalty Arrangements

We intend to derive revenue by endorsing or recommending products and services provided by third parties in return for royalty payments. We have activated an agreement (the “Aetna Royalty Agreement”) with Aetna, pursuant to which Aetna will offer a group Medicare Supplement insurance policy to AGA members. On June 4, 2015, Aetna added a Cancer, Heart Attack or Stroke policy as a product offered under the Aetna Royalty Agreement. In exchange for our endorsement, a license to use our intellectual property and access to the AGA membership, Aetna will pay a royalty to the Company. The Aetna Royalty Agreement requires Aetna to design, price and manage the insurance policies. We are not required to perform any insurance producer services under the Aetna Royalty Agreement. While Aetna continues to file its policy forms with various state insurance departments, a small royalty was earned in 2016.

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

Development of the Grand Card has been ongoing, hence we have not generated any revenue from this program yet. We expect to launch the Grand Card in the summer of 2016. There can be no guarantee that we will be able to further develop this concept or, that if we are able to do so, that we will be able to generate revenue from it.

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

In November 2014, Grand Card LLC, a wholly-owned subsidiary of the Company and Vantiv LLC (“Vantiv”) entered into a master services agreement, an Addendum and exhibits thereto pursuant to which Vantiv agreed to provide card issuing and payment processing products and services to Grand Card LLC. The Company’s Grand Card venture is a cash rebate debit card that will enable cardholders to purchase pharmaceutical products and consumer goods and services from participating merchants.

In January 2013, we entered into a Strategic Alliance Agreement (the “Starr Agreement”) with Starr Indemnity & Liability Company (“Starr”), a wholly owned subsidiary of Starr International Company, Inc., under which Starr agreed to provide certain services to us, including developing strategic business and investment relationships and other business consulting services. On March 29, 2016, the Company decided not to renew the Starr Agreement under its terms.

On March 19, 2015, we entered into an agreement (the “HSN Agreement”) with HSN:, LLC and its affiliates (“HSN”) whereby HSN produced and broadcast segments promoting the AGA, as well as certain products and services offered by third parties. The initial on air segments involved education regarding Medicare Supplemental, Medicare Advantage, and Cancer and Heart Attack or Stroke health insurance policies offered by Aetna and its affiliates. Under the HSN Agreement, the Company received a percentage of certain proceeds generated through the multimedia marketing campaign conducted by the parties. During 2015, the Company recorded $400,000 as commission revenue under the HSN Agreement. The HSN Agreement had an initial term ending on December 31, 2015, and the Company has certain renewal rights through September 2016. The parties continue to negotiate for another term.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenue

Revenue for the three months ended March 31, 2016 decreased by $6,979, or 13%, to $45,009 compared to $51,988 for the comparable period in 2015. Revenue for each period was derived primarily from advertisements on our website. The decrease is mostly due to fewer ads on our website placed by one advertiser who accounted for $26,000 of the 2015 revenue.

Operating Expenses

Total operating expenses for the three months ended March 31, 2016 decreased by $456,106, or 18%, to $2,016,533 compared to $2,472,639 for the comparable period in 2015 due to a decrease in equity-based compensation awards and salaries expenses during the first quarter of 2016.

Selling and marketing. Selling and marketing expense for the three months ended March 31, 2016 increased by $27,658, or 79%, to $62,509 compared to $34,851 for the comparable period in 2015 due to an increase in production expenses of $19,000 and membership marketing expenses of $15,000.

Salaries. Salary expense for the three months ended March 31, 2016 decreased by $138,481, or 24%, to $437,652 compared to $576,133 for the comparable period in 2015 due to a decrease of $131,000 in staff and executive salaries, and employee benefits.

Rent. Rent expense for the three months ended March 31, 2016 decreased by $19,406, or 26%, to $54,838 compared to $74,244 for the comparable period in 2015 due to the elimination of a corporate apartment offset by an increase in office rent.

Accounting, legal and filing fees. Accounting, legal and filing fees expense for the three months ended March 31, 2016 increased by $130,841, or 73%, to $310,024 compared to $179,183 for the comparable period in 2015. The increase was due to higher accounting expenses of $90,000 and higher legal expenses of $27,000 in the first quarter of 2016. The increase in accounting expense is due to the engagement of consultants to provide certain accounting services to the Company.

Consulting. Consulting expense for the three months ended March 31, 2016 increased by $103,229, or 29%, to $455,681 compared to $352,452 for the comparable period in 2015. The increase was primarily due to engagement of four new consultants in late 2015 and early 2016 accounting for $117,000.

Equity-based compensation. Equity-based compensation for the three months ended March 31, 2016 decreased by $566,431, or 59%, to $401,516 compared to $967,947 for the comparable period in 2015. The decrease was due to a decrease for the Starr warrant expense of $237,000 plus decreases due to forfeitures and options or warrants becoming fully vested after the first quarter of 2015.

Other general and administrative. Other general and administrative expense for the three months ended March 31, 2016 increased by $26,325, or 14%, to $208,075 compared to $181,750 for the comparable period in 2015. The increase was primarily due to an increase in insurance expense of $16,000 and IT security expenses of $9,036.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2016 decreased by $19,841, or 19%, to $86,238 compared to $106,079 for the comparable period in 2015. Depreciation and amortization decreased in 2016 due to some items becoming fully amortized in 2015.

Other Expense. Other expense consisted solely of interest expense for the three months ended March 31, 2016 and 2015. Interest expense increased by 165,641 or 760% to 187,426 compared to $21,785 for the comparable period in 2015 primarily due to an increase in VB Loan interest of $154,000.

Net loss attributable to common shareholder. Net loss attributable to common shareholders for the three months ended March 31, 2016 was $2,215,801, or $0.02 per basic and diluted common share, compared to $2,442,436, or $0.02 per basic and diluted common share, for the comparable period in 2015, a decrease of $226,635, or 9%.

Liquidity and Capital Resources

As of March 31, 2016, we had unrestricted cash of $2,006,296. We do not have enough resources to continue as a going concern for the next 12 months. We expect to finance our operations over the next twelve months primarily through our existing cash and offerings of our equity or debt securities or through bank financing. Our operations have not yet generated positive cash flows. To effectively implement our business plan, we will need to obtain additional financing. If we obtain financing, we would expect to accelerate our business plan and increase our advertising and marketing budget, hire additional staff members and increase our office space and operations all of which we believe would result in the generation of additional revenue and development of our business. We cannot be certain that financing will be available on acceptable terms or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

Capital Raising Efforts

On July 8, 2015, the Company and VB Funding, LLC (“VB Lender”) entered into the Credit Agreement which provided for a multi-draw term loan credit facility (the “VB Loan”) in an aggregate amount not to exceed $8,000,000. The VB Loan was advanced in two disbursements, with the initial amount of $5,000,000 on July 8, 2015 (which included $1,000,000 funded on May 18, 2015) and the second disbursement of $3,000,000 on December 31, 2015. The indebtedness under the VB Loan is due July 8, 2025 and bears interest at an aggregate of 7.5% per annum, 2.5% of which is payable in cash and 5.0% is payable in-kind as additional principal. The VB Loan is secured by a security interest in the Company’s and certain of its subsidiaries’ assets and each such subsidiary has guaranteed the repayment of the VB Loan. At any time, VB Lender has the right to convert the outstanding balance of the VB Loan into shares of common stock of the Company, at a conversion price per share equal to $0.20 (subject to customary adjustments). In connection with this Credit Agreement, the Company issued a ten-year warrant to purchase an aggregate of 20 million shares of common stock at an exercise price of $0.30 per share.

On September 29, 2015, the Company entered into a securities purchase agreement (the “Preferred Agreement”) with certain investors (the “Preferred Purchasers”) and raised gross proceeds of $1,750,000, including the conversion by Mel Harris, a member of the Company’s board of directors, security holder and advisor to the Company, of $450,000 principal amount of his convertible promissory note issued on April 28, 2015. Each share of Series C Redeemable Convertible 7.5% Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) has a stated value of $2.00 (the “Stated Value”) and is convertible, at any time at the option of the holder, into ten (10) shares of the Company’s common stock at a conversion price of $0.20 per share, subject to customary adjustments. Each share of Series C Preferred Stock earns dividends at the rate of 7.5% of the Stated Value, 2.5% of which dividend is payable in cash, and 5.0% is payable in the form of common stock, on a quarterly basis, at $0.20 per share. In connection with this Preferred Agreement, the Company issued a ten-year warrant to purchase an aggregate of 4,375,000 shares of common stock at an exercise price of $0.30 per share.

Outstanding Indebtedness

In addition to the VB Loan described above, we have some unsecured indebtedness, primarily promissory notes outstanding in favor of Mr. Leber in the principal amount of $78,543 (the “Leber Note”), Meadows Capital, LLC, an entity controlled by Dr. Cohen, a member of the Company’s board of directors, in the principal amount of $308,914 (the “Meadows Note”) and BJ Squared, LLC, an entity controlled by Mr. Leber, in the principal amount of $612,500. Meadows Capital LLC, has a 50% interest in the note payable to BJ Squared LLC. These promissory notes reflect indebtedness assumed by us in connection with the merger in February 2012. Each of these promissory notes accrue interest at the rate of 5% per annum and mature upon the earlier of (i) the Company having EBITDA of at least $2,500,000 as reflected on its quarterly or annual financial statements filed with the SEC, or (ii) the Company closing a financing with gross proceeds to the Company of at least $10,000,000. The Leber Note is subordinate in right of payment to the Meadows Note.

Cash Flow

Net cash flow from operating, investing and financing activities for the periods below were as follows:

	Three Months Ended March 31,
	2016	2015
Cash provided by (used in):
Operating activities	$(1,751,614)	$(1,026,665)
Investing activities	-	(15,000)
Financing activities	(7,813)	975,000
Net decrease in cash:	$(1,759,427)	$(66,665)

Cash Used In Operating Activities

For the three months ended March 31, 2016, net cash used in operating activities of $1,759,614 consisted of net loss of $2,158,950 offset by $611,432 in non-cash adjustments for depreciation, amortization, equity-based compensation, common stock issued for services, payment in kind interest and discount amortization, combined with $204,096 in cash used by changes in working capital and other activities.

For the three months ended March 31, 2015, net cash used in operating activities of $1,026,665 consisted of our net loss of $2,442,436 offset by $1,079,566 in non-cash adjustments for depreciation, amortization, equity-based compensation and issuance of common stock for services, combined with $336,205 in cash provided by changes in working capital and other activities.

Cash Used In Investing Activities

For the three months ended March 31, 2016, there was no net cash used in investing activities.

For the three months ended March 31, 2015, net cash used in investing activities of $15,000 was entirely for website development.

Cash Provided By Financing Activities

For the three months ended March 31, 2016, net cash used by financing activities of $7,813 consisted of $7,813 in cash paid for dividends on preferred stock.

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

As of the end of the period covered by this Report, we have taken additional substantive steps to remediate the material weaknesses, including engaging an experienced consultant who is both an accountant and lawyer and previously served as a divisional CFO with a major insurance company and various other companies, an experienced consultant with significant SEC experience and an assistant controller with 20 years’ experience in accounting, accounts payable, and accounts receivable. None the less, we have not yet remedied the material weaknesses as of the time of this filing. We have begun the process of documenting our internal controls and procedures to ensure timely filing of our periodic financial reports filed with the SEC. However, due to our size and nature, segregation of duties within our internal control system may not always be possible or economically feasible. Likewise, we may not be able to engage sufficient resources to enable us to have adequate staff and supervision within our accounting function.

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

We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, cash flow, or operating results.

Item 1A.       Risk Factors.

The risks described in Part I, Item 1A, “Risk Factors” in our Annual Report for the year ended December 31, 2015, could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

Since January 1, 2016 and through the filing of this Report (which includes transactions that occurred after the first quarter of 2016), we issued no securities in transactions that were not registered under the Securities Act of 1933 as amended.

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

Dated: May 13, 2016	GRANDPARENTS.COM, INC.

/s/ Steven E. Leber
Steven E. Leber
Chairman, Chief Executive Officer, (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Page 25 of 25