Form 10-Q
period 2016-06-30
GRANDPARENTS.COM, INC.
filed 2016-08-22
CIK 1020475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes   ☐   No   ☒

As of August 19, 2016, there were 132,268,582 shares of the registrant’s common stock, $.01 par value per share, outstanding.

GRANDPARENTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2016

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

PART I—FINANCIAL INFORMATION

Item 1.          Financial Statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$711,220	$3,765,723
Accounts receivable	64,457	96,874
Prepaid expenses	606,497	351,346
Total current assets	1,382,174	4,213,943

Property and equipment, net	11,784	16,384

Other Assets:
Security deposits	86,500	92,800
Intangibles, net	715,386	882,188
Total other assets	801,886	974,988

Total assets	$2,195,844	$5,205,315

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,995,777	$1,952,247
Accrued dividends	65,625	1,563
Accrued expenses	154,340	205,340
Deferred revenue	11,311	7,396
Notes payable	999,957	999,957
Total current liabilities	3,227,010	3,166,503

Convertible loan, net	3,568,904	3,319,020
Total long-term liabilities	3,568,904	3,319,020

Total liabilities	6,795,914	6,485,523

Commitments and contingencies

Series C redeemable convertible preferred stock, 875,000 shares (liquidation preference $1,750,000) issued and outstanding at June 30, 2016 and December 31, 2015	220,084	216,912

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 875,000 shares of Series C preferred stock designated
Common stock, $0.01 par value, 350,000,000 shares authorized, 132,268,582 shares issued and outstanding at June 30, 2016 and December 31, 2015	1,322,686	1,322,686
Additional paid-in capital	47,212,854	46,610,937
Accumulated deficit	(53,355,694)	(49,430,743)
Total stockholders’ deficit	(4,820,154)	(1,497,120)

Total liabilities and stockholders’ deficit	$2,195,844	$5,205,315

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Commission revenue	$-	$100,000	$-	$100,000
Advertising and other revenue	78,760	42,582	123,769	94,570
Total revenue	78,760	142,582	123,769	194,570

Operating expenses:
Selling and marketing	71,507	94,318	134,016	129,169
Salaries	466,793	515,198	904,445	1,091,331
Rent	56,253	41,734	111,091	115,978
Accounting, legal and filing fees	111,913	178,392	421,937	357,575
Consulting	222,089	287,210	677,770	639,662
Equity-based compensation	342,927	788,965	744,443	1,756,912
Other general and administrative	209,853	195,856	417,928	377,606
Depreciation and amortization	85,163	106,008	171,401	212,087
Total operating expenses	1,566,498	2,207,681	3,583,031	4,680,320

Other expense:
Interest expense	(190,763)	(77,697)	(378,189)	(99,482)
Total other expense	(190,763)	(77,697)	(378,189)	(99,482)

Net loss attributable to common and preferred shareholders	(1,678,501)	(2,142,796)	(3,837,451)	(4,585,232)

Dividends and amortization of discount on preferred stock	33,821	-	90,672	-

Net loss attributable to common shareholders	$(1,712,322)	$(2,142,796)	$(3,928,123)	$(4,585,232)

Net loss per share-basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted average common shares outstanding, basic and diluted	132,268,582	132,068,582	132,268,582	131,457,897

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,837,451)	$(4,585,232)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	171,401	212,087
Equity-based compensation	605,089	1,170,004
Stock issued for services	139,353	586,906
Payment in kind interest added to loan balance	206,832	-
Issuance of common stock for services	-	5,541
Amortization of discount on loans and notes payable	43,053	41,657
Changes in operating assets and liabilities:
Accounts receivable	32,417	38,413
Prepaid expenses	(388,204)	(452,386)
Accounts payable	40,405	715,446
Accrued expenses	(52,563)	147,536
Deferred revenues	3,915	(1,082)
Net cash used in operating activities	(3,035,753)	(2,121,110)

Cash flows from investing activities:
Capitalized website development costs	-	(51,160)
Net cash used in investing activities	-	(51,160)

Cash flows from financing activities:
Repayments of loans and short-term advances	-	(200,000)
Proceeds from private placement, net	-	700,000
Proceeds from loans and short-term advances, net	-	1,750,000
Payments of dividends on preferred stock	(18,750)	-
Net cash provided by financing activities	(18,750)	2,250,000

Net (decrease) increase in cash	(3,054,503)	77,730
Cash, beginning of period	3,765,723	126,600
Cash, end of period	$711,220	$204,330

Supplemental cash flow information:
Common stock to be issued as dividends on preferred stock	$65,625	$-
Amortization of preferred stock discount	$3,172	$-
Fair value of warrants issued in exchange for services	$-	$836,119
Warrant issued in connection with secured convertible bridge notes	$-	$470,000
Settlement of liabilities through issuance of equity	$-	$5,541
Cashless exercise of warrants to common stock	$-	$200
Cash paid for interest	$77,768	$-

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2015	-	$-	132,268,582	$1,322,686	$46,610,937	$(49,430,743)	$(1,497,120)
Equity based compensation	-	-	-	-	605,089	-	605,089
Amortization of discount on preferred stock	-	-	-	-	(3,172)	-	(3,172)
Preferred dividends	-	-	-	-	-	(87,500)	(87,500)
Net loss for the period	-	-	-	-	-	(3,837,451)	(3,837,451)
Balance, June 30, 2016	-	$-	132,268,582	$1,322,686	$47,212,854	$(53,355,694)	$(4,820,154)

See accompanying notes to these condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

Grandparents.com, Inc., together with its consolidated subsidiaries (the “Company”), is a digitized media and eCommerce company that through its website, www.grandparents.com, serves the age 50+ demographic market. The Company owns and operates the Grandparents.com website. As a membership organization and social media community, it connects grandparents, seniors, and boomers to differentiated, discounted products and services. Its services are geared to the approximately 72 million grandparents in the U.S., but its audience also includes “boomers” and seniors that are not grandparents. The Company’s website offers content on health, wellbeing, relationships and finances as well as other topics that appeal to its audience. The Company believes that its website is one of the leading online communities for its market and is one of the premier social media platforms targeting active, involved grandparents. The Company’s business model is to provide group discount benefits for a small membership fee. In addition to the website, the Company’s membership association, the American Grandparents Association (the “AGA”), was formed to unite grandparents, boomers and seniors. The AGA is a resource for those seeking advice, information and discussion of issues important to grandparents. Members of the AGA also enjoy access to its deals, discounts and products provided by third parties that the AGA endorses or recommends or makes available to its members.

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

3. Going Concern

The Company incurred a net loss of approximately $3.9 million during the six months ended June 30, 2016. The Company has an accumulated deficit of $53.4 million and a stockholders’ deficit of $4.8 million at June 30, 2016. It has used approximately $3.0 million in cash for operating activities during the six months ended June 30, 2016. Without additional capital from existing or outside investors or further financing, the Company’s ability to continue to operate will be limited and it will run out of cash in the third quarter of 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to obtain resources for the Company through raising additional capital through sales of its equity or debt securities. In addition, management is seeking to expand its revenue streams and increase its endorsement opportunities. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans and has not raised additional capital in the six months ending June 30, 2016.

4. Intangible Assets

Intangible assets, all of which are finite-lived, consisted of the following at June 30, 2016 and December 31, 2015:

	Estimated Useful	June 30,	December 31,
	Lives (in Years)	2016	2015
URL and trademarks	4	$1,000,000	$1,000,000
Website and mobile application development	3	527,562	527,562
		1,527,562	1,527,562
Less: accumulated amortization		(812,176)	(645,374)
Intangible assets, net		$715,386	$882,188

During the years ended December 31, 2014 and 2015, additional costs of 189,832 and $52,080, respectively, were capitalized for further major enhancements of the website.

Amortization expense related to intangible assets amounted to $82,878 and $103,096 for the three months ended June 30, 2016 and 2015, respectively, and $166,802 and $205,428 for the six months ended June 30, 2016 and 2015, respectively. The future amortization expense for the remaining six months of 2016 and each of the four succeeding years related to intangible assets is estimated as follows:

For the Periods Ending December 31,	Amortization
2016	$165,361
2017	293,207
2018	256,818
2019	-
2020	-
$715,386

5. Notes Payable

Notes payable and convertible loans, consisted of the following at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Notes payable assumed February 2012	$999,957	$999,957
Convertible loan – July 2015 Convertible Loan, due 2025	8,337,802	8,130,970
	9,337,759	9,130,927
Less: debt discount and debt issue costs	(4,768,898)	(4,811,950)
Notes payable and convertible loan	$4,568,861	$4,318,977

Accrued interest expense included in accrued expenses at June 30, 2016 and December 31, 2015 was $150,940 and $185,687, respectively.

Convertible Loan – July 2015 Convertible Loan

On July 8, 2015, the Company and VB Funding, LLC (“VB Lender”) entered into a credit agreement (“Credit Agreement”) which provides for a multi-draw term loan credit facility (the “VB Loan”) in an aggregate amount not to exceed $8,000,000. The full amount of the VB Loan was advanced in two disbursements, with the initial amount of $5,000,000 (which includes the $1,000,000 amount previously funded on May 18, 2015 pursuant to a bridge loan from VB Lender disbursed by VB Lender at the time of closing of the Credit Agreement. The second disbursement was on December 31, 2015. The VB Loan was used to fund ongoing operations and to repay then outstanding indebtedness.

The Company is subject to certain customary limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Credit Agreement includes usual and customary events of default, the occurrence of which could lead to an acceleration of the Company’s obligations thereunder.

Outstanding indebtedness under the VB Loan may be voluntarily prepaid at any time, in whole or in part, without premium or penalty. The indebtedness under the VB Loan is due July 8, 2025 and bears interest at an aggregate of 7.5% per annum, 2.5% of which is payable in cash and 5.0% is payable in-kind as additional principal. The VB Loan is secured by a security interest in the Company’s and certain of its subsidiaries’ assets and each such subsidiary has guaranteed the repayment of the VB Loan. At any time, VB Lender has the right to convert the outstanding balance of the VB Loan into shares of common stock of the Company, at a conversion price per share equal to $0.20 which gave rise to a beneficial conversion feature having a relative fair market value of $1,950,000 as of July 8, 2015. This beneficial conversion feature value is recorded as a discount to the VB Loan and is amortized to interest expense over the life of the loan. In connection with the initial disbursement, VB Lender received a ten-year warrant to purchase 12.5 million shares of the Company’s common stock at an exercise price of $0.30 per share. As of July 8, 2015, the warrant had a relative fair market value of $1,700,000 and was recorded as a debt discount. In connection with the second disbursement, VB Lender received a ten-year warrant to purchase 7.5 million shares of the Company’s common stock at an exercise price of $0.30 per share. The warrant had a relative fair market value of $465,146 and was recorded as a debt discount. There was no beneficial conversion feature in connection with the second disbursement.

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

Outstanding Indebtedness

In addition to the VB Loan described above, we have certain unsecured indebtedness, primarily promissory notes outstanding in favor of Mr. Leber in the principal amount of $78,543 (the “Leber Note”), Meadows Capital, LLC, an entity controlled by Dr. Cohen, a member of the Company’s board of directors, in the principal amount of $308,914 (the “Meadows Note”) and BJ Squared, LLC, an entity controlled by Mr. Leber, in the principal amount of $612,500. Meadows Capital, LLC, has a 50% interest in the note payable to BJ Squared LLC. These promissory notes reflect indebtedness assumed by us in connection with a merger in February 2012. Each of these promissory notes accrues interest at the rate of 5% per annum and matures upon the earlier of (i) the Company having EBITDA of at least $2,500,000 as reflected on its quarterly or annual financial statements filed with the SEC, or (ii) the Company closing a financing with gross proceeds to the Company of at least $10,000,000. The Leber Note is subordinate in right of payment to the Meadows Note.

Total interest expense charged to operations amounted to $378,189 and $99,482 for the six-months ended June 30, 2016 and 2015, respectively.

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

Each share of Series C Preferred Stock earns dividends at the rate of 7.5% of the Stated Value, 2.5% of which dividend is payable in cash, and 5.0% will be payable in the form of Common Stock, on a quarterly basis, at $0.20 per share. Accrued dividends are recorded as a liability in the condensed consolidated balance sheets. As of June 30, 2016, cumulative unpaid dividends of $65,625 have been accrued for 328,125 shares of common stock at $0.20 per share. Accrued and unpaid dividends do not bear interest.

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

During the six months ended June 30, 2016, the Company granted 1,000,000 options to purchase shares of common stock, which expire five years from the date of grant, under the Plan to an employee. The options had an exercise price of $0.30 per share. The exercise price per share was greater than the stock price per share on the date of grant.

During the six months ended June 30, 2016, 620,000 options expired unexercised.

A summary of stock option activity for the six months ended June 30, 2016 and the year ended December 31, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	24,385,000	$0.28	7.52	$445,000
Granted	1,450,000	0.19
Expired	(190,000)	0.27
Forfeited	(5,312,500)	0.33
Outstanding at December 31, 2015	20,332,500	0.26	7.25	$-
Granted	1,000,000	0.30
Expired	(620,000)	0.33
Outstanding at June 30, 2016	20,712,500	$0.26	6.79	$-

Exercisable at June 30, 2016	17,975,001	$0.26	6.81	$-

The compensation expense recognized for Plan and non-Plan options awarded for the three-months ended June 30, 2016 and 2015 was $255,580 and $459,877, respectively. The compensation expense recognized for Plan and non-Plan options awarded for the six months ended June 30, 2016 and 2015 was $453,458 and $974,895, respectively. Total unrecognized compensation costs related to non-vested equity-based compensation arrangements was $254,749 as of June 30, 2016. That cost is expected to be recognized over the remaining vesting period of 30 months.

8. Warrants

During the six months ended June 30, 2016, the Company granted warrants to purchase 600,000 shares of common stock in connection with services to the Company. The warrants had exercise prices of $0.30 per share and they expire five years from the date of grant. The exercise price per share was greater than the stock price per share on the date of grant. The aggregate fair market value of the warrants issued was $40,820 which was recorded as an expense in the statement of operations during the six months ended June 30, 2016.

During the six months ended June 30, 2016, 5,359,737 unvested warrants issued to Starr Indemnity & Liability Company were forfeited (see note 10).

A summary of warrant activity for the six months ended June 30, 2016 and the year-ended December 31, 2015 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	58,094,323	$0.20	3.48	$4,164,331
Granted	27,575,000	0.30	-
Exercised	(70,000)	-	-
Cancelled	(500,000)	0.30	-
Outstanding at December 31, 2015	85,099,323	0.24	4.74	$643,169
Granted	600,000	0.30
Forfeited	(5,359,737)	0.05
Outstanding at June 30, 2016	80,339,586	$0.24	4.41	$321,584

Exercisable at June 30, 2016	77,339,586	$0.24	4.25	$321,584

9. Income Taxes

ASC 740-10 “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”) requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates Company tax positions at each reporting date and has determined that as of June 30, 2016, no accruals for uncertain tax positions are necessary.

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

10. Commitments

Operating Leases

The Company leases an office in New York, NY under an operating lease which expires September 30, 2018. The future minimum lease payments required under the office lease as of June 30, 2016, are as follows:

For the Years Ending December 31,
2016	$110,838
2017	226,639
2018	173,775
Total	$511,252

Rent expense recognized under operating leases was $56,253 and $41,734 for the three months ended June 30, 2016 and 2015, respectively, and $111,091 and $115,978 for the six months ended June 30, 2016 and 2015.

Starr Agreement

On January 8, 2013, the Company entered into a Strategic Alliance Agreement (the “Starr Agreement”), with Starr Indemnity & Liability Company (“Starr”) under which Starr agreed to provide certain services to the Company, including developing strategic business and investment relationships for the Company and providing business consulting services to the Company. In exchange for the services, the Company agreed to pay Starr a monthly fee of $80,000 during the term of the Starr Agreement, which commenced on March 1, 2013, as well as fees to be agreed upon by the Company and Starr for Starr’s arranging agreements with insurance companies. On March 1, 2014 and on March 1, 2015, the Starr Agreement automatically renewed for one-year periods and was to automatically renew on March 1, 2016 unless either party terminated the agreement prior to the expiration of the then-current term. The Starr Agreement was amended in April 2013 at which time the Company committed to issuing Starr a warrant to acquire up to 21,438,954 shares of our common stock, subject to certain customary adjustments which was to vest one-fourth (1/4) of the warrant shares upon issuance and the remaining portion of the warrant shares in three equal annual installments on March 1, 2014, 2015 and 2016, provided, however, that the warrant shall automatically cease to vest upon termination or expiration of the Starr Agreement (see Note 8). On January 29, 2016, the Starr Agreement was amended to extend the renewal deadline to March 29, 2016. On March 29, 2016, the Company decided not to renew the Starr Agreement under its terms. As a result, the Starr Agreement is no longer in effect and the unvested warrants were forfeited.

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

Vantiv Agreement

In November 2014, Grand Card LLC, a wholly-owned subsidiary of the Company and Vantiv, LLC (“Vantiv”) entered into a master services agreement, an Addendum and exhibits thereto (collectively, the “Vantiv Agreement”) pursuant to which Vantiv agreed to provide card issuing and payment processing products and services to Grand Card LLC. Pursuant to the Vantiv Agreement, Grand Card LLC has committed to, among other things, a card purchasing allotment valued at $775,000 over a twelve (12) month period and in the first quarter of 2015, the Company purchased the initial card commitment at an aggregate cost of $168,756 cards. The initial term of the Vantiv Agreement was three years. On November 11, 2015, Vantiv and Grand Card LLC entered into an amendment to the Vantiv Agreement extending the date on which a purchase order for the balance of the card allotment must be made to December 17, 2015. On December 18, 2015, Vantiv and Grand Card LLC entered into another amendment to the Vantiv Agreement extending the date on which a purchase order for the balance of the card allotment must be made to (i) a partial purchase order for one-third of the remaining balance to be made by December 22, 2015 and (ii) an additional purchase order for the remaining balance by March 31, 2016. On December 22, 2015, such order was placed and in January 2016, the Company purchased additional cards for an aggregate cost of $202,050. On May 10, 2016, Vantiv and Grand Card LLC entered into another amendment which was revised on May 17, 2016 to the Vantiv Agreement extending the schedule of card purchases from July 1 through the end of 2016, extending the term of the Vantiv Agreement for two years and providing for an additional 100,000 cards to be purchased for an aggregate cost of approximately $158,024. It is subject to standard termination provisions as well as customary representations and warranties. In the event of a default under the Vantiv Agreement by Grand Card LLC, Grand Card LLC may be responsible for liquidated damages in an amount based upon the monthly revenue earned by Vantiv for the balance of the term. The Company’s Grand Card venture is a cash rebate debit card that will enable cardholders to purchase pharmaceutical products and consumer goods and services from participating merchants. The cards have not yet been issued as of June 30, 2016 and the related costs of $528,830 have been recorded as a prepaid expense. The Grand Card program has been implemented and the first 1,000 cards were issued in the beginning of August 2016. The Company intends to issue the Grand Card through the AGA and other channels and earn various related fees including percentages of discounts and rebates.

HSNi Agreement

On March 19, 2015, the Company entered into an agreement (the “HSN Agreement”) with HSNi, LLC and its affiliates (“HSN”) whereby HSN produced and broadcast segments promoting the Company’s membership group, the American Grandparents Association, as well as certain products and services offered by third parties. The initial on air segments involved education regarding Medicare Supplemental, Medicare Advantage, and Cancer and Heart Attack or Stroke health insurance policies offered by Aetna and its affiliates. Under the HSN Agreement, the Company received a percentage of certain proceeds generated through the multimedia marketing campaign conducted by the parties. During the year ended December 31, 2015, the Company recorded $400,000 as commission revenue under the HSN Agreement. The HSN Agreement had an initial term ending on December 31, 2015. The parties continue to negotiate for another term.

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

On May 4, 2016, DMI Partners, Inc. instituted a suit against the Company in the Court of Common Pleas of Philadelphia County PA seeking damages of $158,677 plus interest of $137,842 and costs and fees. The suit is for a breach of contract claim alleging nonpayment for services rendered in connection with online marketing and sales lead generation. The Company has accrued the invoice amount of $158,677 in its accounts payable. The Company has filed an answer and intends to vigorously defend all claims.

11. Concentrations

As of June 30, 2016, five customers represented all of the Company’s accounts receivable and five customers represented approximately 57% of the Company’s revenues earned during the six months ended June 30, 2016. As of December 31, 2015, four customers represented approximately 80% of the Company’s accounts receivable and four customers represented approximately 51% of the Company’s revenues earned during the six months ended June 30, 2015.

12. Subsequent Events

The Grand Card Program has been implemented and the first 1,000 cards were issued in the beginning of August 2016.

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

To date, most of our revenue has been from advertising on our website. We have broadened our focus to create additional revenue streams by establishing additional products and services and entering into various partnerships and joint ventures. As these products, services and partnerships continue to be developed, implemented and marketed, we expect to generate additional revenue from these sources in the future.

Like most developing companies, we face substantial financial challenges particularly in regard to revenue generation, cost control and capital requirements. Revenue for the six months ended June 30, 2016 was $123,769, which reflected a decrease of $70,801, or 36%, compared to revenue of $194,570 for the comparable period in 2015. The decrease is mostly due to reduced placement fees by one vendor. The Company decreased its total operating expenses by $1,097,289, or 23%, to $3,583,031 for the six months ended June 30, 2016 compared to $4,680,320 for the comparable period in 2015 mainly as a result of a decrease in equity-based compensation expense and a decrease in salaries expenses. The Company decreased its net loss attributable to common shareholders by $657,109, or 14%, to $3,928,123 for the six months ended June 30, 2016 compared to $4,585,232 for the comparable period in 2015.

The Company used $3,035,753 in cash for operating activities and $18,750 in cash for financing activities during the six months ended June 30, 2016. The Company had a working capital deficit of $1,844,836 as of June 30, 2016. It continues to seek capital to fund ongoing operations. During the first six months of 2016, the Company did not raise any capital or borrow any money. Going forward, the Company will need to raise significant capital in order to successfully implement our business plans. See “Liquidity and Capital Resources” below for additional information regarding our capital raising activities and use of cash.

Without additional capital from existing or outside investors or further financing, our ability to continue to implement our business plan may be limited. These conditions raise substantial doubt about our ability to continue as a going concern and to execute on our business model.

Our Website

Our website offers content on health and wellbeing, relationships and finances as well as recipes, travel tips and recommended activities for grandparents, boomers and seniors. We believe that our website is one of the leading online communities for our market and is one of the premier social media platforms targeting active, involved grandparents.

American Grandparents Association

In addition to our website, our membership association, the AGA was formed to unite grandparents, boomers and seniors. Members of the AGA have access to a range of benefits including discounts on products and services. AGA members can access community features of the company’s offerings including discussions, blogs, games, and content as well as other products and services that are offered exclusively to AGA members. Members pay $15 annually to the AGA to receive these benefits as well as discounts on products and services that are endorsed or recommended by the AGA. There are approximately 1,700 members of the AGA and membership dues revenue of $9,451 was recorded in the condensed consolidated statement of operations.

Grand Giveaways and Premium Membership

Grand Giveaways offers free giveaways to registered users of the website. Grand Giveaways consist of consumer goods and services in the areas of entertainment, food and dining, health and wellness, children’s entertainment and education products. We offer our promotional partners exposure for their giveaways through various touch points: on our website, via our e-newsletter, and through social media channels.

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

Royalty Arrangements

We derive revenue by endorsing or recommending products and services provided by third parties in return for royalty payments. We have an agreement (the “Aetna Royalty Agreement”) with Aetna, pursuant to which Aetna will offer a group Medicare Supplement insurance policy to AGA members. On June 4, 2015, Aetna added a Cancer, Heart Attack or Stroke policy as a product offered under the Aetna Royalty Agreement. In exchange for our endorsement, a license to use our intellectual property and access to the AGA membership, Aetna will pay a royalty to the Company. The Aetna Royalty Agreement requires Aetna to design, price and manage the insurance policies. We are not required to perform any insurance producer services under the Aetna Royalty Agreement. Aetna continues to file its policy forms with various state insurance departments. For the six months ended June 30, 2016, a royalty of $5,077 was earned and recorded in the condensed consolidated statement of operations in Advertising and other revenue.

There can be no guarantee that we will be able to earn additional revenue from the Aetna Royalty Agreement or enter into similar agreements or other royalty arrangements with other third parties, or, if we are, the terms of such arrangements will be on terms advantageous to us. To the extent we are able to enter into royalty arrangements, revenues, if any, from such arrangements may be limited in the near term. There can be no guarantee the Company will derive revenue from this or any other royalty program.

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

For the six months ended June 30, 2016, commissions pursuant to these arrangements and others of $12,620 was earned and recorded in the condensed consolidated statement of operations in Advertising and other revenue.

There can be no guarantee that we will be able to earn additional revenue from the MA Contract or the MS Contract or enter into similar agreements or other commission arrangements with other third parties or, if we are, the terms of such arrangements will be on terms advantageous to us. To the extent we are able to enter into commission arrangements, revenues, if any, from such arrangements may be limited in the near term. There can be no guarantee the Company will derive revenue from this or any other commission program.

Grand Card ®

The Company has established a debit card rewards program that bundles rebates and discounts on a debit card which are activated when cardholders purchase pharmaceutical products and consumer goods and services offered by participating merchants (the “Grand Card”). We have formed an alliance with Cegedim for the purposes of developing the Grand Card. Cegedim has developed proprietary processes and technologies which will be customized and adapted to the Grand Card for rebate programs

Development of the Grand Card has been ongoing; hence we have not generated any revenue from this program as of the date of this report. We launched the Grand Card in the third quarter of 2016. The Company intends to issue the Grand Card through the AGA and other channels and earn various related fees including percentages of discounts and rebates. There can be no guarantee that we will be able to further develop this concept or, that if we are able to do so, that we will be able to generate revenue from it.

Strategic Partnerships

The Company has entered into several strategic partnerships which it believes will help generate future revenue. By entering into such arrangements, it seeks to leverage the marketing ability, distribution networks, and knowledge of its partners to help it develop its business.

In March 2013, the Company entered into an agreement with Cegedim, Inc. (Opus Health Division), the U.S. subsidiary of Cegedim, S.A., forming an alliance for the purpose of developing the Grand Card. On April 1, 2015, the Opus Health Division was sold by Cegedim Inc. to IMS Health Holdings, Inc.

In November 2014, Grand Card LLC, a wholly-owned subsidiary of the Company and Vantiv entered into a master services agreement, an Addendum and exhibits thereto pursuant to which Vantiv agreed to provide card issuing and payment processing products and services to Grand Card. This agreement has been amended multiple times. The Company’s Grand Card venture is a cash rebate debit card that will enable cardholders to purchase pharmaceutical products and consumer goods and services from participating merchants.

In January 2013, the Company entered into a Strategic Alliance Agreement (the “Starr Agreement”) with Starr Indemnity & Liability Company (“Starr”), a wholly owned subsidiary of Starr International Company, Inc., under which Starr agreed to provide certain services to us, including developing strategic business and investment relationships and other business consulting services. On March 29, 2016, the Company decided not to renew the Starr Agreement under its terms.

On March 19, 2015, the Company entered into an agreement (the “HSN Agreement”) with HSN, LLC and its affiliates (“HSN”) whereby HSN produced and broadcast segments promoting the AGA, as well as certain products and services offered by third parties. The initial on air segments involved education regarding Medicare Supplemental, Medicare Advantage, and Cancer and Heart Attack or Stroke health insurance policies offered by Aetna and its affiliates. Under the HSN Agreement, the Company received a percentage of certain proceeds generated through the multimedia marketing campaign conducted by the parties. During 2015, the Company recorded $400,000 as commission revenue under the HSN Agreement. The HSN Agreement had an initial term ending on December 31, 2015. The parties continue to negotiate for another term.

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

The Company has identified below some of its accounting policies that it considers critical to its business operations and the understanding of its results of operations. For detailed information and discussion on its critical accounting policies and estimates, see its financial statements and the accompanying notes included in this Report. Many of its estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. The Company does not undertake any obligation to update or revise this discussion to reflect any future events or circumstances. See “Cautionary Note Regarding Forward-Looking Statements” contained in this Report.

Included in its Annual Report, the Company identified four of our accounting policies that it considers critical to its business operations and an understanding of its results of operations:

•	revenue recognition;
•	fair value measurements;
•	equity-based compensation; and
•	impairment of long-lived assets.

The Company included in its Annual Report a brief discussion of some of the judgments, estimates and uncertainties that can impact the application of these policies and the specific dollar amounts reported on its financial statements. This is neither a complete list of all of its accounting policies, nor does it include all the details surrounding the accounting policies it identified, and there are other accounting policies that are significant to it. For detailed information and discussion on its critical accounting policies and estimates, see its financial statements and the accompanying notes included in this Report and in the Annual Report. Many of the Company’s estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report and in our Annual Report. The Company does not undertake any obligation to update or revise this discussion to reflect any future events or circumstances. See “Cautionary Note Regarding Forward-Looking Statements” contained in this Report.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenue

Revenue for the three months ended June 30, 2016 decreased by $63,822, or 45%, to $78,760 compared to $142,582 for the comparable period in 2015. The decrease is mostly due a decrease in commission revenue of $100,000 from one customer offset by an increase in advertising revenue of $36,178 for the comparable period in 2015.

Operating Expenses

Total operating expenses for the three months ended June 30, 2016 decreased by $641,183, or 29%, to $1,566,498 compared to $2,207,681 for the comparable period in 2015 due to a decrease in equity-based compensation awards, consulting, legal and salaries expenses during the second quarter of 2016.

Selling and marketing. Selling and marketing expense for the three months ended June 30, 2016 decreased by $22,811, or 24%, to $71,507 compared to $94,318 for the comparable period in 2015 due to a decrease in production expenses of $13,000 and membership marketing expenses of $10,000.

Salaries. Salary expense for the three months ended June 30, 2016 decreased by $48,405, or 9%, to $466,793 compared to $515,198 for the comparable period in 2015 due to a decrease of $54,000 in executive salaries.

Rent. Rent expense for the three months ended June 30, 2016 increased by $14,519, or 35%, to $56,253 compared to $41,734 for the comparable period in 2015 due to the elimination of a corporate apartment offset by an increase in office rent.

Accounting, legal and filing fees. Accounting, legal and filing fees expense for the three months ended June 30, 2016 decreased by $66,479, or 37%, to $111,913 compared to $178,392 for the comparable period in 2015. The decrease was due to lower legal expenses of $128,000 offset by higher accounting expenses of $43,000 in the second quarter of 2016. The increase in accounting expense is due to the engagement of consultants to provide certain accounting services to the Company.

Consulting. Consulting expense for the three months ended June 30, 2016 decreased by $65,121, or 23%, to $222,089 compared to $287,210 for the comparable period in 2015. The decrease was primarily due to elimination of one consultant for a reduction of $240,000 offset by engagement of four new consultants in late 2015 and early 2016.

Equity-based compensation. Equity-based compensation for the three months ended June 30, 2016 decreased by $446,038, or 57%, to $342,927 compared to $788,965 for the comparable period in 2015. The decrease was due to a decrease for the Starr warrant expense of $208,000 plus decreases due to forfeitures of options and options or warrants becoming fully vested after the first half of 2015.

Other general and administrative. Other general and administrative expense for the three months ended June 30, 2016 increased by $13,997, or 7%, to $209,853 compared to $195,856 for the comparable period in 2015. The increase was primarily due to an increase in recruitment expense of $30,000.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2016 decreased by $20,845, or 20%, to $85,163 compared to $106,008 for the comparable period in 2015. Depreciation and amortization decreased in 2016 due to some items becoming fully amortized in 2015.

Other Expense. Other expense consisted solely of interest expense for the three months ended June 30, 2016 and 2015. Interest expense increased by 113,066 or 146% to 190,763 compared to $77,697 for the comparable period in 2015 primarily due to an increase in VB Loan interest of $145,000.

Net loss attributable to common shareholder. Net loss attributable to common shareholders for the three months ended June 30, 2016 was $1,712,322, or $0.01 per basic and diluted common share, compared to $2,142,796, or $0.02 per basic and diluted common share, for the comparable period in 2015, a decrease of $430,474, or 20%.

Comparison of the Six Months Ended June 30, 2016 and 2015

Revenue

Revenue for the six months ended June 30, 2016 decreased by $70,801, or 36%, to $123,769 compared to $194,570 for the comparable period in 2015. The decrease is mostly due a decrease in commission revenue of $100,000 from one customer offset by an increase in advertising revenue of $29,199 for the comparable period in 2015.

Operating Expenses

Total operating expenses for the six months ended June 30, 2016 decreased by $1,097,289, or 23%, to $3,583,031 compared to $4,680,320 for the comparable period in 2015 due to a decrease in equity-based compensation awards and salaries expenses during the first six months of 2016.

Selling and marketing. Selling and marketing expense for the six months ended June 30, 2016 increased by $4,847, or 4%, to $134,016 compared to $129,169 for the comparable period in 2015.

Salaries. Salary expense for the six months ended June 30, 2016 decreased by $186,886, or 17%, to $904,445 compared to $1,091,331 for the comparable period in 2015 due to decreases of $106,000 in executive salaries and $61,000 in staff salaries.

Rent. Rent expense for the six months ended June 30, 2016 decreased by $4,887, or 4%, to $111,091 compared to $115,978 for the comparable period in 2015.

Accounting, legal and filing fees. Accounting, legal and filing fees expense for the six months ended June 30, 2016 increased by $64,362, or 18%, to $421,937 compared to $357,575 for the comparable period in 2015. The increase was due to higher accounting expenses of $89,000 offset by lower legal expenses of $20,000 in the first six months of 2016. The increase in accounting expense was due to the engagement of consultants to provide certain accounting services to the Company.

Consulting. Consulting expense for the six months ended June 30, 2016 increased by $38,108, or 6%, to $677,770 compared to $639,662 for the comparable period in 2015. The increase was primarily due to engagement of four new consultants in late 2015 and early 2016.

Equity-based compensation. Equity-based compensation for the six months ended June 30, 2016 decreased by $1,012,469, or 58%, to $744,443 compared to $1,756,912 for the comparable period in 2015. The decrease was due to a decrease for the Starr warrant expense of $448,000 plus decreases due to forfeitures of options or warrants becoming fully vested after the first half of 2015.

Other general and administrative. Other general and administrative expense for the six months ended June 30, 2016 increased by $40,322, or 11%, to $417,928 compared to $377,606 for the comparable period in 2015. The increase was primarily due to an increase in recruitment expense of $30,000.

Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2016 decreased by $40,686, or 19%, to $171,401 compared to $212,087 for the comparable period in 2015. Depreciation and amortization decreased in 2016 due to some items becoming fully amortized versus 2015.

Other Expense. Other expense consisted solely of interest expense for the six months ended June 30, 2016 and 2015. Interest expense increased by 278,707 or 280% to $378,189 compared to $99,482 for the comparable period in 2015 primarily due to an increase in VB Loan interest of $300,000.

Net loss attributable to common shareholder. Net loss attributable to common shareholders for the six months ended June 30, 2016 was $3,928,123, or $0.03 per basic and diluted common share, compared to $4,585,232, or $0.03 per basic and diluted common share, for the comparable period in 2015, a decrease of $657,109, or 14%.

Liquidity and Capital Resources

As of June 30, 2016, we had unrestricted cash of $711,220. We do not have enough resources to continue as a going concern for the next 12 months. We expect to finance our operations over the next twelve months primarily through our existing cash and offerings of our equity or debt securities or through bank financing. Our operations have not yet generated positive cash flows. To effectively implement our business plan, we will need to obtain additional financing. If we obtain financing, we would expect to accelerate our business plan and increase our advertising and marketing budget, hire additional staff members and increase our operations all of which we believe would result in the generation of additional revenue and development of our business. We cannot be certain that financing will be available at all or on acceptable terms. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations. If we are unable to raise funds, the Company’s ability to continue to operate will be limited and it will run out of cash in the third quarter of 2016.

Capital Raising Efforts

On July 8, 2015, the Company and VB Funding, LLC (“VB Lender”) entered into a credit agreement (“Credit Agreement”) which provides for a multi-draw term loan credit facility (the “VB Loan”) in an aggregate amount not to exceed $8,000,000. The VB Loan was advanced in two disbursements, with the initial amount of $5,000,000 on July 8, 2015 (which included $1,000,000 funded on May 18, 2015) and the second disbursement of $3,000,000 on December 31, 2015. The indebtedness under the VB Loan is due July 8, 2025 and bears interest at an aggregate of 7.5% per annum, 2.5% of which is payable in cash and 5.0% is payable in-kind as additional principal. The VB Loan is secured by a security interest in the Company’s and certain of its subsidiaries’ assets and each such subsidiary has guaranteed the repayment of the VB Loan. At any time, VB Lender has the right to convert the outstanding balance of the VB Loan into shares of common stock of the Company, at a conversion price per share equal to $0.20 (subject to customary adjustments). In connection with this Credit Agreement, the Company issued a ten-year warrant to purchase an aggregate of 20 million shares of common stock at an exercise price of $0.30 per share.

On September 29, 2015, the Company entered into a securities purchase agreement (the “Preferred Agreement”) with certain investors (the “Preferred Purchasers”) and raised gross proceeds of $1,750,000, including the conversion by Mel Harris, a member of the Company’s board of directors, security holder and advisor to the Company, of $450,000 principal amount of his convertible promissory note issued on August 20, 2015. Each share of Series C Redeemable Convertible 7.5% Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) has a stated value of $2.00 (the “Stated Value”) and is convertible, at any time at the option of the holder, into ten (10) shares of the Company’s common stock at a conversion price of $0.20 per share, subject to customary adjustments. Each share of Series C Preferred Stock earns dividends at the rate of 7.5% of the Stated Value, 2.5% of which is payable in cash, and 5.0% is payable in the form of common stock, on a quarterly basis, at $0.20 per share. In connection with this Preferred Agreement, the Company issued a ten-year warrant to purchase an aggregate of 4,375,000 shares of common stock at an exercise price of $0.30 per share.

The Company is currently seeking capital in the form of equity or debt to fund its operations in the future and has not raised additional capital during the six months ending June 30, 2016.

Outstanding Indebtedness

In addition to the VB Loan described above, we have unsecured indebtedness, primarily promissory notes outstanding in favor of Mr. Leber in the principal amount of $78,543 (the “Leber Note”), Meadows Capital, LLC, an entity controlled by Dr. Cohen, a member of the Company’s board of directors, in the principal amount of $308,914 (the “Meadows Note”) and BJ Squared, LLC, an entity controlled by Mr. Leber, in the principal amount of $612,500. Meadows Capital LLC, has a 50% interest in the note payable to BJ Squared LLC. These promissory notes reflect indebtedness assumed by us in connection with the merger in February 2012. Each of these promissory notes accrue interest at the rate of 5% per annum and mature upon the earlier of (i) the Company having EBITDA of at least $2,500,000 as reflected on its quarterly or annual financial statements filed with the SEC, or (ii) the Company closing a financing with gross proceeds to the Company of at least $10,000,000. The Leber Note is subordinate in right of payment to the Meadows Note.

Cash Flow

Net cash flow from operating, investing and financing activities for the periods below were as follows:

	Six Months Ended June 30,
	2016	2015
Cash provided by (used in):
Operating activities	$(3,035,753)	$(2,121,110)
Investing activities	-	(51,160)
Financing activities	(18,750)	2,250,000
Net (decrease) increase in cash:	$(3,054,503)	$77,730

Cash Used In Operating Activities

For the six months ended June 30, 2016, net cash used in operating activities of $3,035,753 consisted of net loss of $3,837,451 offset by $1,165,728 in non-cash adjustments for depreciation, amortization, equity-based compensation, common stock issued for services, payment in kind interest and discount amortization, combined with $364,030 in cash used by changes in working capital and other activities.

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

Cash Used In Investing Activities

For the six months ended June 30, 2016, there was no net cash provided by or used in investing activities.

For the six months ended June 30, 2015, net cash used in investing activities of $51,160 was entirely for website development.

Cash Provided By Financing Activities

For the six months ended June 30, 2016, net cash used by financing activities of $18,750 consisted entirely of cash paid for dividends on preferred stock.

For the six months ended June 30, 2015, net cash provided by financing activities of $2,250,000 consisted of $700,000 in proceeds from private placements and $1,750,000 in proceeds from loans and short-term advances offset by $200,000 in repayments of loans and short-term advances.

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

As of the end of the period covered by this Report, we have taken additional substantive steps to remediate the material weaknesses, including engaging an experienced consultant who is both an accountant and lawyer and previously served as a divisional CFO with a major insurance company and various other companies, an experienced consultant with significant SEC experience, and an assistant controller with 20 years’ experience in accounting, accounts payable, and accounts receivable. None the less, we have not yet remedied the material weaknesses as of the time of this filing. We have begun the process of documenting our internal controls and procedures to ensure timely filing of our periodic financial reports filed with the SEC. However, due to our size and nature, segregation of duties within our internal control system may not always be possible or economically feasible.

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

On May 4, 2016, DMI Partners, Inc. instituted a suit against the Company in the Court of Common Pleas of Philadelphia County PA seeking damages of $158,677 plus interest of 137,842 and costs and fees. The suit is for a breach of contract claim alleging nonpayment for services rendered. The Company has filed an answer and intends to vigorously defend all claims.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

Since January 1, 2016 and through the filing of this Report (which includes transactions that occurred after the second quarter of 2016), we issued no securities in transactions that were not registered under the Securities Act of 1933 as amended.

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

Dated: August 22, 2016	GRANDPARENTS.COM, INC.

/s/ Steven E. Leber
Steven E. Leber
Chairman, Chief Executive Officer, (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Page 23 of 25