Form 10-Q
period 2016-09-30
GRANDPARENTS.COM, INC.
filed 2016-11-14
CIK 1020475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes   ☐   No   ☒

As of November 4, 2016, there were 202,268,582 shares of the registrant’s common stock, $.01 par value per share, outstanding.

GRANDPARENTS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2016

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

PART I—FINANCIAL INFORMATION

Item 1.          Financial Statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$1,306,607	$3,765,723
Accounts receivable	67,845	96,874
Prepaid expenses	41,179	351,346
Total current assets	1,415,631	4,213,943

Property and equipment, net	9,472	16,384

Other Assets:
Security deposits	86,500	92,800
Intangibles, net	632,684	882,188
Total other assets	719,184	974,988

Total assets	$2,144,287	$5,205,315

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,327,034	$1,952,247
Accrued dividends	87,500	1,563
Accrued expenses	209,362	205,340
Deferred revenue	10,480	7,396
Notes payable	999,957	999,957
Total current liabilities	3,634,333	3,166,503

Convertible loan, net	-	3,319,020
Term loan, net	3,642,576	-
Total long-term liabilities	3,642,576	3,319,020

Total liabilities	7,276,909	6,485,523

Commitments and contingencies

Series C redeemable convertible preferred stock, 875,000 shares (liquidation preference $1,750,000) issued and outstanding at September 30, 2016 and December 31, 2015	221,261	216,912

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 875,000 shares of Series C preferred stock designated
Common stock, $0.01 par value, 350,000,000 shares authorized; 202,268,582 shares issued and outstanding at September 30, 2016 and 132,268,582 at December 31, 2015	2,022,686	1,322,686
Additional paid-in capital	48,645,734	46,610,937
Accumulated deficit	(56,022,303)	(49,430,743)
Total stockholders’ deficit	(5,353,883)	(1,497,120)

Total liabilities and stockholders’ deficit	$2,144,287	$5,205,315

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Commission revenue	$14,858	$160,000	$14,858	$260,000
Advertising and other revenue	117,352	28,055	241,121	122,625
Total revenue	132,210	188,055	255,979	382,625

Operating expenses:
Selling and marketing	902,822	86,313	1,036,838	215,482
Salaries	452,649	494,613	1,357,094	1,585,944
Rent	56,254	45,500	167,345	161,478
Accounting, legal and filing fees	543,289	166,498	965,226	524,073
Consulting	204,831	346,699	882,601	986,361
Equity-based compensation	34,056	791,675	778,499	2,548,587
Other general and administrative	209,957	200,584	627,885	578,190
Depreciation and amortization	85,014	99,500	256,415	311,587
Total operating expenses	2,488,872	2,231,382	6,071,903	6,911,702

Other income (expense):
Interest expense	(277,134)	(422,386)	(655,323)	(521,868)
Other income	-	72,427	-	72,427
Total other income (expense)	(277,134)	(349,959)	(655,323)	(449,441)

Net loss attributable to common and preferred shareholders	(2,633,796)	(2,393,286)	(6,471,247)	(6,978,518)

Dividends and amortization of discount on preferred stock	33,990	-	124,662	-

Net loss attributable to common shareholders	$(2,667,786)	$(2,393,286)	$(6,595,909)	$(6,978,518)

Net loss per share-basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Weighted average common shares outstanding, basic and diluted	143,681,625	132,675,929	136,100,699	132,199,959

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,471,247)	$(6,978,518)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	256,415	311,587
Equity-based compensation	639,145	1,751,508
Stock issued for services	139,353	802,619
Payment in kind interest added to loan balance	294,113	66,235
Amortization of discount on loans and notes payable	129,443	330,296
Gain on settlement of accounts payable	-	72,427
Changes in operating assets and liabilities:
Accounts receivable	29,029	43,036
Prepaid expenses	177,114	817,309
Accounts payable	371,664	(222,523)
Accrued expenses	2,459	(18,162)
Deferred officer salary	-	(226,875)
Deferred revenues	3,084	(999,810)
Net cash used in operating activities	(4,429,428)	(4,250,871)

Cash flows from investing activities:
Capitalized website development costs	-	(52,080)
Net cash used in investing activities	-	(52,080)

Cash flows from financing activities:
Repayments of loans and short-term advances	-	(600,000)
Proceeds from private placement	1,050,000	700,000
Proceeds from loans and short-term advances, net	950,000	5,000,164
Proceeds from sale of preferred stock, net	-	1,673,577
Payments of dividends on preferred stock	(29,688)	-
Net cash provided by financing activities	1,970,312	6,773,741

Net (decrease) increase in cash	(2,459,116)	2,470,790
Cash, beginning of period	3,765,723	126,600
Cash, end of period	$1,306,607	$2,597,390

Supplemental cash flow information:
Equity discount on secured term loan	$1,050,000	$-
Common stock to be issued as dividends on preferred stock	$87,500	$-
Amortization of preferred stock discount	$4,349	$(21)
Fair value of warrants issued in exchange for services	$-	$836,119
Warrant issued in connection with beneficial conversion on convertible loans and notes	$-	$4,390,000
Warrant issued in connection with beneficial conversion on preferred stock	$-	$1,458,639
Settlement of liabilities through issuance of equity	$-	$5,541
Cashless exercise of warrants to common stock	$-	$200
Cash paid for interest	$133,176	$107,773

See accompanying notes to condensed consolidated financial statements.

GRANDPARENTS.COM, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2015	-	$-	132,268,582	$1,322,686	$46,610,937	$(49,430,743)	$(1,497,120)
Equity based compensation	-	-	-	-	639,145	-	639,145
Equity discount on secured term loan	-	-	-	-	1,050,000	-	1,050,000
Issuance of common shares	-	-	70,000,000	700,000	350,000	-	1,050,000
Amortization of discount on preferred stock	-	-	-	-	(4,349)	-	(4,349)
Preferred dividends	-	-	-	-	-	(120,313)	(120,313)
Net loss for the period	-	-	-	-	-	(6,471,247)	(6,471,247)
Balance, September 30, 2016	-	$-	202,268,582	$2,022,686	$48,645,733	$(56,022,303)	$(5,353,884)

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

3. Going Concern

The Company incurred a net loss of approximately $6.5 million during the nine months ended September 30, 2016. The Company has an accumulated deficit of $56.0 million and a stockholders’ deficit of $5.4 million at September 30, 2016. It has used approximately $4.4 million in cash for operating activities during the nine months ended September 30, 2016. Without additional capital from existing or outside investors or further financing, the Company’s ability to continue to operate will be limited. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On September 15, 2016, the Company sold 70,000,000 shares of its common stock for $1,050,000 and received an additional loan from its secured lender in the amount of $950,000. The Company has an agreement to sell preferred stock for $1,000,000 and to receive additional loans from its secured lender up to $2,000,000 which is contingent upon certain events including obtaining stockholder approval to increase the number of authorized shares of common stock to provide for the conversion feature of the preferred stock.

Management plans to obtain resources for the Company through raising additional capital through sales of its equity or debt securities. In addition, management is seeking to expand its revenue streams and increase its endorsement opportunities. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

4. Intangible Assets

Intangible assets, all of which are finite-lived, consisted of the following at September 30, 2016 and December 31, 2015:

	Estimated Useful	September 30,	December 31,
	Lives (in Years)	2016	2015
URL and trademarks	4	$1,000,000	$1,000,000
Website and mobile application development	3	527,562	527,562
		1,527,562	1,527,562
Less: accumulated amortization		(894,878)	(645,374)
Intangible assets, net		$632,684	$882,188

During the year ended December 31, 2015, additional costs of $52,080 were capitalized for further major enhancements of the website.

Amortization expense related to intangible assets amounted to $82,702 and $97,060 for the three months ended September 30, 2016 and 2015, respectively, and $249,504 and $302,487 for the nine months ended September 30, 2016 and 2015, respectively. The future amortization expense for the remaining three months of 2016 and each of the four succeeding years related to intangible assets is estimated as follows:

For the Periods Ending December 31,	Amortization
2016	$82,659
2017	293,207
2018	256,818
2019	-
2020	-
$632,684

5. Notes Payable

Notes payable and long-term loans, consisted of the following at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Notes payable assumed February 2012	$999,957	$999,957
Convertible loan – July 2015 Convertible Loan, due 2025	-	8,130,970
Term Secured loan – September 2016 Term Secured Loan, due 2031	9,375,083	-
	10,375,040	9,130,927
Less: debt discount and debt issue costs	(5,732,508)	(4,811,950)
Notes payable and long-term loans	$4,642,532	$4,318,977

Accrued interest expense included in accrued expenses at September 30, 2016 and December 31, 2015 was $202,746 and $185,687, respectively.

Convertible Secured Loan – July 2015 Convertible Secured Loan

On July 8, 2015, the Company and VB Funding, LLC (“VB Lender”) entered into a credit agreement (“Credit Agreement”) which provided for a multi-draw term loan credit facility (the “VB Loan”) in an aggregate amount not to exceed $8,000,000. The full amount of the VB Loan was advanced in two disbursements, with the initial amount of $5,000,000 (which includes the $1,000,000 amount previously funded on May 18, 2015 pursuant to a bridge loan from VB Lender disbursed by VB Lender at the time of closing of the Credit Agreement. The second disbursement was on December 31, 2015. The VB Loan was used to fund ongoing operations and to repay then outstanding indebtedness. The Credit Agreement was replaced by an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) on September 15, 2016.

Pursuant to the Credit Agreement, the Company was subject to certain customary limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Credit Agreement contained usual and customary events of default, the occurrence of which could have led to an acceleration of the Company’s obligations thereunder.

Outstanding indebtedness under the VB Loan could have been voluntarily prepaid at any time, in whole or in part, without premium or penalty. The indebtedness under the VB Loan was due July 8, 2025 with interest at an aggregate of 7.5% per annum, 2.5% of which was payable in cash and 5.0% was payable in-kind as additional principal. The VB Loan was secured by a security interest in the Company’s and certain of its subsidiaries’ assets and each such subsidiary guaranteed the repayment of the VB Loan. VB Lender had the right to convert the outstanding balance of the VB Loan into shares of common stock of the Company, at a conversion price per share equal to $0.20 which gave rise to a beneficial conversion feature having a relative fair market value of $1,950,000 as of July 8, 2015. This beneficial conversion feature value was recorded as a discount to the VB Loan and was amortized to interest expense over the life of the loan. In connection with the initial disbursement, VB Lender received a ten-year warrant to purchase 12.5 million shares of the Company’s common stock at an exercise price of $0.30 per share. As of July 8, 2015, the warrant had a relative fair market value of $1,700,000 and was recorded as a debt discount. In connection with the second disbursement, VB Lender received a ten-year warrant to purchase 7.5 million shares of the Company’s common stock at an exercise price of $0.30 per share. The warrant had a relative fair market value of $465,146 and was recorded as a debt discount. There was no beneficial conversion feature in connection with the second disbursement.

Term Secured Loan – September 2016 Term Secured Loan

On September 15, 2016, the Company and VB Lender entered into the Amended and Restated Credit Agreement, which amended and restated the Credit Agreement. The Amended and Restated Credit Agreement has a principal balance equal to the outstanding balance under the VB Loan and provided for two additional disbursements in an aggregate amount not to exceed $2,950,000 (collectively, the “New VB Loan”). The first disbursement was advanced on September 15, 2016 in the amount of $950,000 and a second disbursement may be made in the amount of $2,000,000 when certain conditions are satisfied.

Outstanding indebtedness under the New VB Loan may be voluntarily prepaid at any time, prior to the maturity date. The indebtedness under the New VB Loan matures on October 1, 2031 and bears interest at the following rates per annum, payable in cash on a quarterly basis: 1% for the first year of the New VB Loan, 2% for the second year, 3% for the third year, 12% for the fourth year and 15% thereafter. Interest is no longer payable in-kind as additional principal on the New VB Loan. At September 30, 2016, outstanding indebtedness under the New VB Loan was $9,375,083 plus accrued interest of $47,543.

The New VB Loan is secured by a security interest in the Company’s and certain of its subsidiaries’ assets and the subsidiaries guaranteed the repayment of the New VB Loan. The Company is subject to certain customary limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Amended and Restated Credit Agreement contains usual and customary events of default, the occurrence of which can lead to an acceleration of the Company’s obligation thereunder.

The New VB Loan has no convertible feature so it is not convertible into shares of the Company’s common stock.

In accordance with ASC 470-60 this refinancing was considered a troubled debt restructuring with a modification of terms. As a result, the unamortized discount of $4,473,147 and unamortized debt issue costs of $275,885 from the VB Loan were carried forward to be amortized using the effective interest method for the New VB Loan. On September 15, 2016, the Company also sold to VB Lender 70,000,000 shares of the Company’s common stock at a price per share of $0.015, for an aggregate purchase price of $1,050,000. Because the fair value on the date of purchase was $2,100,000, the difference of $1,050,000 was recorded as an additional equity discount on the New VB Loan and will be amortized over the life of the loan using the effective interest rate method. Any new fees paid to third parties in connection with the New VB Loan were expensed as required.

The Company intends to use borrowings under the Amended and Restated Credit Agreement to fund the operations of the Company and to pay fees and expenses relating to the Amended and Restated Credit Agreement and related transactions.

The Company intends to use borrowings under the Amended and Restated Credit Agreement to fund the operations of the Company and to pay fees and expenses relating to the Amended and Restated Credit Agreement and related transactions.

Other Outstanding Indebtedness

In addition to the New VB Loan described above, we have certain unsecured indebtedness, primarily promissory notes outstanding in favor of Mr. Leber in the principal amount of $78,543 (the “Leber Note”), Meadows Capital, LLC, an entity controlled by Dr. Cohen, a member of the Company’s board of directors, in the principal amount of $308,914 (the “Meadows Note”) and BJ Squared, LLC, an entity controlled by Mr. Leber, in the principal amount of $612,500 (“BJ Squared Note”). Meadows Capital, LLC, has a 50% interest in the BJ Squared Note. These promissory notes reflect indebtedness assumed by us in connection with a merger in February 2012. The Meadows Note and the BJ Squared Note accrue interest at the rate of 5% per annum and mature upon the earlier of (i) the Company having EBITDA of at least $2,500,000 as reflected on its quarterly or annual financial statements filed with the SEC, or (ii) the Company closing a financing with gross proceeds to the Company of at least $10,000,000. On September 15, 2016, the Leber Note was modified so that no interest accrues on the Leber Note after September 1, 2016 and it matures upon the Company achieving fiscal year net income of at least $5,000,000. The Leber Note remains subordinate in right of payment to the Meadows Note and the New VB Loan.

Total interest expense charged to operations amounted to $655,323 and $521,868 for the nine-months ended September 30, 2016 and 2015, respectively.

6. Stockholders’ Equity

Common Stock

On September 15, 2016 the Company sold to VB Lender 70,000,000 shares of its common stock, at a price per share of $0.015, for an aggregate purchase price of $1,050,000. Because the fair value on the date of purchase was $2,100,000, the difference of $1,050,000 was recorded as equity discount on the New VB Loan and will be amortized over the life of the New VB Loan using the effective interest method.

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

Under the Preferred Agreement, the Company shall prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Conversion Shares and Preferred Warrant Shares under certain conditions after notice from the Preferred Purchasers.

Additionally, the Company granted piggyback registration rights to the Preferred Purchasers in connection with the Conversion Shares and Preferred Warrant Shares on subsequent registration statements filed by Company, subject to certain exceptions.

Each share of Series C Preferred Stock earns dividends at the rate of 7.5% of the Stated Value, 2.5% of which dividend is payable in cash, and 5.0% will be payable in the form of Common Stock, on a quarterly basis, at $0.20 per share. Accrued dividends are recorded as a liability in the condensed consolidated balance sheets. As of September 30, 2016, cumulative unpaid dividends of $87,500 have been accrued for 437,500 shares of common stock at $0.20 per share. Accrued and unpaid dividends do not bear interest.

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

Series D Convertible 12% Preferred Stock

Simultaneously with the entry into the Amended and Restated Credit Agreement, the Company and VB Lender also entered into a securities purchase agreement which provides VB Lender with the right to purchase a total of 1,500,000 shares of Series D Convertible 12% Preferred Stock (“Series D Preferred Stock”) for a total price of $1,000,000, convertible into an aggregate of 1,833,000,000 shares of common stock. The conditions to the closing of the sale of shares of Series D Preferred Stock include approval by the shareholders of an amendment to the certificate of incorporation to increase the number of authorized shares of common stock to 2,156,500,000 shares, and the filing of a Certificate of Designation, Preferences and Rights of Series D Preferred Stock (the “Certificate”). The Certificate specifies that from and after the date of the issuance of any shares of Series D Preferred Stock, dividends at the rate per annum of $0.08 per share (which represents 12% per annum) will accrue on such shares. Dividends will accrue from day to day and will be cumulative, provided, however, that except as provided for in certain circumstances, dividends will only be payable when, as, and if declared by the board of directors of the Company and the Company will be under no obligation to pay such accrued dividends.

As an additional condition to closing, VB Lender required that the holders of Series C Preferred Stock shall have the option to convert their shares of Series C Preferred Stock into shares of the Company's common stock at a discounted rate of $0.05 per share.  Additionally, VB Lender required as a condition to closing that all shares of Series C Preferred Stock held by directors, officers and executives of the Company be converted into shares of the Company's common stock at a discounted rate of $0.05 per common share.  The Series C Preferred Stock was issued in 2015 for $2.00 per preferred share, with an initial conversion price of $0.20 per common share.  This option to convert therefore represents a discount of $0.15 per common share from the original conversion price and shall take effect immediately following the effective date of the Certificate and the closing of the Series D Preferred Stock.

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

Reconciliations of the weighted average shares outstanding for basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic EPS Shares outstanding (weighted average common shares)	143,681,625	132,675,929	136,100,699	132,199,959
Effect of Dilutive Securities	-	-	-	-
Diluted EPS Shares outstanding	143,681,625	132,675,929	136,100,699	132,199,959

Dilutive securities consist of unexercised stock options and warrants as well as the convertibility of the Series C Preferred Stock and accrued dividends. The inclusion of such dilutive securities in the computation of earnings per share would have been anti-dilutive and have therefore been excluded. For the three and nine months ended September 30, 2016 and 2015, the numbers of excluded dilutive securities were 114,677,086 and 102,581,823, respectively.

7. Stock Based Compensation

The Company adopted the Grandparents.com, Inc. 2012 Stock Incentive Plan (the “Plan”), which currently provides for 25,000,000 shares of the Company’s common stock to be eligible for issuance to employees, officers, directors, consultants, agents, advisors, and independent contractors who provide services to the Company under the Plan.

During the nine months ended September 30, 2016, the Company granted 2,000,000 options to purchase shares of common stock, which expire five or ten years from the date of grant, under the Plan to two employees. The options had an exercise price of $0.30 per share, which was greater than the stock price per share on the date of grant.

A summary of stock option activity for the nine months ended September 30, 2016 and the year ended December 31, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	24,385,000	$0.28	7.52	$445,000
Granted	1,450,000	0.19
Expired	(190,000)	0.27
Forfeited	(5,312,500)	0.33
Outstanding at December 31, 2015	20,332,500	0.26	7.25	$-
Granted	2,000,000	0.30
Expired	(620,000)	0.33
Outstanding at September 30, 2016	21,712,500	$0.26	6.65	$-

Exercisable at September 30, 2016	19,683,876	$0.26	6.72	$-

The compensation expense recognized for Plan and non-Plan options awarded for the three-months ended September 30, 2016 and 2015 was $98,283 and $438,172, respectively. The compensation expense recognized for Plan and non-Plan options awarded for the nine months ended September 30, 2016 and 2015 was $551,741 and $1,413,067 respectively. Total unrecognized compensation costs related to non-vested equity-based compensation arrangements was $188,066 as of September 30, 2016. That cost is expected to be recognized over the remaining vesting period of 27 months.

All options were excluded from diluted EPS since the Company is in a loss position.

8. Warrants

During the nine months ended September 30, 2016, the Company granted warrants to purchase 600,000 shares of common stock in connection with services to the Company. The warrants had exercise prices of $0.30 per share and they expire five years from the date of grant. The exercise price per share was greater than the stock price per share on the date of grant. The aggregate fair market value of the warrants issued was $40,820 which was recorded as an expense in the statement of operations during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, 5,359,737 unvested warrants issued to Starr Indemnity & Liability Company were forfeited (see note 10).

During the nine months ended September 30, 2016, 500,000 fully vested warrants were voluntarily forfeited by the holder per written request to the Company.

A summary of warrant activity for the nine months ended September 30, 2016 and the year-ended December 31, 2015 is presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	58,094,323	$0.20	3.48	$4,164,331
Granted	27,575,000	0.30	-
Exercised	(70,000)	0.14	-
Cancelled	(500,000)	0.30	-
Outstanding at December 31, 2015	85,099,323	0.23	4.74	$643,169
Granted	600,000	0.30
Forfeited	(5,859,737)	0.07
Outstanding at September 30, 2016	79,839,586	$0.24	4. 18	$-

Exercisable at September 30, 2016	77,214,586	$0.24	4.01	$-

All warrants were excluded from diluted EPS since the Company is in a loss position.

9. Income Taxes

ASC 740-10 “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”) requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates Company tax positions at each reporting date and has determined that as of September 30, 2016, no accruals for uncertain tax positions are necessary.

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

10. Commitments and Contingencies

Operating Leases

The Company leases an office in New York, NY under an operating lease which expires September 30, 2018. The future minimum lease payments required under the office lease as of September 30, 2016, are as follows:

For the Years Ending December 31,
2016	$56,238
2017	226,639
2018	173,775
Total	$456,652

Rent expense recognized under operating leases was $56,254 and $45,500 for the three months ended September 30, 2016 and 2015, respectively, and $167,345 and $161,478 for the nine months ended September 30, 2016 and 2015.

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

Vantiv Agreement

In November 2014, Grand Card LLC, a wholly-owned subsidiary of the Company and Vantiv, LLC (“Vantiv”) entered into a master services agreement, an Addendum and exhibits thereto (collectively, the “Vantiv Agreement”) pursuant to which Vantiv agreed to provide card issuing and payment processing products and services to Grand Card LLC. Pursuant to the Vantiv Agreement, Grand Card LLC has committed to, among other things, a card purchasing allotment valued at $775,000 over a twelve (12) month period and in the first quarter of 2015, the Company purchased the initial card commitment at an aggregate cost of $168,756 cards. The initial term of the Vantiv Agreement was three years. On November 11, 2015, Vantiv and Grand Card LLC entered into an amendment to the Vantiv Agreement extending the date on which a purchase order for the balance of the card allotment must be made to December 17, 2015. On December 18, 2015, Vantiv and Grand Card LLC entered into another amendment to the Vantiv Agreement extending the date on which a purchase order for the balance of the card allotment must be made to (i) a partial purchase order for one-third of the remaining balance to be made by December 22, 2015 and (ii) an additional purchase order for the remaining balance by March 31, 2016. On December 22, 2015, such order was placed and in January 2016, the Company purchased additional cards for an aggregate cost of $202,050. On May 10, 2016, Vantiv and Grand Card LLC entered into another amendment which was revised on May 17, 2016 to the Vantiv Agreement extending the schedule of card purchases from July 1 through the end of 2016, extending the term of the Vantiv Agreement for two years and providing for an additional 100,000 cards to be purchased for an aggregate cost of approximately $158,024. It is subject to standard termination provisions as well as customary representations and warranties. In the event of a default under the Vantiv Agreement by Grand Card LLC, Grand Card LLC may be responsible for liquidated damages in an amount based upon the monthly revenue earned by Vantiv for the balance of the term. The Company’s Grand Card venture is a cash rebate debit card that will enable cardholders to purchase pharmaceutical products and consumer goods and services from participating merchants. Prior to September 30, 2016 all costs incurred for purchasing cards from Vantiv in the amount of $794,243 had been fully capitalized as a prepaid expense with anticipated future benefits from generating Grand Card revenues. As of September 30, 2016, these prepaid expenses were expensed and recorded as a selling and marketing expense because the corresponding revenue has yet to be achieved.

The Company intends to issue the Grand Card through the AGA and other channels and earn various related fees including percentages of discounts and rebates.

HSNi Agreement

On March 19, 2015, the Company entered into an agreement (the “HSN Agreement”) with HSNi, LLC and its affiliates (“HSN”) whereby HSN produced and broadcast segments promoting the Company’s membership group, the American Grandparents Association, as well as certain products and services offered by third parties. The initial on air segments involved education regarding Medicare Supplemental, Medicare Advantage, and Cancer and Heart Attack or Stroke health insurance policies offered by Aetna and its affiliates. Under the HSN Agreement, the Company received a percentage of certain proceeds generated through the multimedia marketing campaign conducted by the parties. During the year ended December 31, 2015, the Company recorded $400,000 as commission revenue under the HSN Agreement. The HSN Agreement expired on December 31, 2015.

Other Commitments and Contingencies

On June 30, 2015, the Company entered into an agreement with a consultant who will provide sales-related services to the Company. In addition to fees for services, the Company will issue warrants following each calendar year of the three-year term if certain performance milestones are achieved by the consultant. No warrants were issued for products sold in 2015 or 2016 under this agreement. For every 10,000 Grandparent.com-endorsed products sold in years 2016 and 2017 of the three-year term as a result of the consultant’s efforts, the Company will grant warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.21 per share with a 5-year term.

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

11. Concentrations

As of September 30, 2016, three customers represented all of the Company’s accounts receivable and four customers represented approximately 67% of the Company’s revenues earned during the nine months ended September 30, 2016. As of December 31, 2015, four customers represented approximately 80% of the Company’s accounts receivable and two customers represented approximately 75% of the Company’s revenues earned during the nine months ended September 30, 2015.

12. Subsequent Events

None.

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

Like most developing companies, we face substantial financial challenges particularly in regard to revenue generation, cost control and capital requirements. Revenue for the nine months ended September 30, 2016 was $255,979, which reflected a decrease of $126,646, or 33%, compared to revenue of $382,625 for the comparable period in 2015. The decrease is mostly due to reduced placement fees by one vendor. The Company decreased its total operating expenses by $839,799 or 12%, to $6,071,903 for the nine months ended September 30, 2016 compared to $6,911,702 for the comparable period in 2015 mainly as a result of a decrease in equity-based compensation expense offset by an increase in selling and marketing expense. The Company decreased its net loss attributable to common shareholders by $382,609, or 5%, to $6,595,909 for the nine months ended September 30, 2016 compared to $6,978,518 for the comparable period in 2015.

The Company used $4,429,428 in cash for operating activities and received a net of $1,970,312 from financing activities during the nine months ended September 30, 2016. The Company had a working capital deficit of $2,218,702 as of September 30, 2016. It continues to seek additional capital and loans to fund ongoing operations. Going forward, the Company will need to raise significant capital in order to successfully implement its business plans. See “Liquidity and Capital Resources” below for additional information regarding our capital raising activities and use of cash.

On September 15, 2016, the Company sold 70,000,000 shares of its common stock for $1,050,000 and received an additional loan from its secured lender in the amount of $950,000. The Company has an agreement to sell preferred stock for $1,000,000 and to receive additional loans from its secured lender up to $2,000,000 which is contingent upon certain events including obtaining stockholder approval to increase the number of authorized shares of common stock to provide for the conversion feature of the preferred stock.

Without additional capital from existing or outside investors or further financing, our ability to continue to implement our business plan will be limited. These conditions raise substantial doubt about our ability to continue as a going concern and to execute on our business model.

Our Website

Our website offers content on health and wellbeing, relationships and finances as well as recipes, travel tips and recommended activities for grandparents, boomers and seniors. We believe that our website is one of the leading online communities for our market and is one of the premier social media platforms targeting active, involved grandparents.

American Grandparents Association

In addition to our website, our membership association, the AGA was formed to unite grandparents, boomers and seniors. Members of the AGA have access to a range of benefits including discounts on products and services. AGA members can access community features of the company’s offerings including discussions, blogs, games, and content as well as other products and services that are offered exclusively to AGA members. Members pay $15 annually to the AGA to receive these benefits as well as discounts on products and services that are endorsed or recommended by the AGA. There are approximately 1,830 members of the AGA and membership dues revenue of $15,144 was recorded in the condensed consolidated statement of operations.

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

Premium Membership benefits are typically discounted products and services provided by third parties appropriate for the 50+ demographic and their families. Premium Membership benefits include deals and discounts on gifts, jewelry, toys, eyewear, flowers, travel, entertainment (theaters), pet supplies, casinos, food and insurance. Many Premium Membership benefits providers have their promotions featured on our website. Premium Members receive Grand Giveaways and the Premium Membership benefits for an annual fee of $15 and there are approximately 1,830 Premium Members.

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

Royalty Arrangements

We derive revenue by endorsing or recommending products and services provided by third parties in return for royalty payments. We have an agreement (the “Aetna Royalty Agreement”) with Aetna, pursuant to which Aetna will offer a group Medicare Supplement insurance policy to AGA members. On June 4, 2015, Aetna added a Cancer, Heart Attack or Stroke policy as a product offered under the Aetna Royalty Agreement. In exchange for our endorsement, a license to use our intellectual property and access to the AGA membership, Aetna will pay a royalty to the Company. The Aetna Royalty Agreement requires Aetna to design, price and manage the insurance policies. We are not required to perform any insurance producer services under the Aetna Royalty Agreement. Aetna continues to file its policy forms with various state insurance departments. For the nine months ended September 30, 2016, a royalty of $7,624 was earned and recorded in the condensed consolidated statement of operations in advertising and other revenue.

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

On August 26, 2016, a subsidiary of the Company, entered into an Aetna Marketing Agreement for Upline Licensed Agents and Agencies (the “2016 MA Contract”) with Aetna Life Insurance Company and certain affiliates (“Aetna”). Pursuant to the 2016 MA Contract, GIS will serve as a general agent and offer Medicare Advantage and Part D policies to certain target customers pursuant to which such subsidiary will receive a commission for each such policy sold.

For the nine months ended September 30, 2016, commissions pursuant to these arrangements and others of $12,888 was earned and recorded in the condensed consolidated statement of operations in commission revenue.

There can be no guarantee that we will be able to earn additional revenue from the MA Contract, the MS Contract or the 2016 MA Contract or enter into similar agreements or other commission arrangements with other third parties or, if we are, the terms of such arrangements will be on terms advantageous to us. To the extent we are able to enter into commission arrangements, revenues, if any, from such arrangements may be limited in the near term. There can be no guarantee the Company will derive revenue from this or any other commission program.

Grand Card®

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

Development of the Grand Card has been ongoing; hence we have not generated any material revenue from this program as of the date of this report. We launched the Grand Card in the third quarter of 2016. The Company intends to issue the Grand Card through the AGA and other channels and earn various related fees including percentages of discounts and rebates. There can be no guarantee that we will be able to further develop this concept or, that if we are able to do so, that we will be able to generate revenue from it.

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

On March 19, 2015, the Company entered into an agreement (the “HSN Agreement”) with HSN, LLC and its affiliates (“HSN”) whereby HSN produced and broadcast segments promoting the AGA, as well as certain products and services offered by third parties. The initial on air segments involved education regarding Medicare Supplemental, Medicare Advantage, and Cancer and Heart Attack or Stroke health insurance policies offered by Aetna and its affiliates. Under the HSN Agreement, the Company received a percentage of certain proceeds generated through the multimedia marketing campaign conducted by the parties. During 2015, the Company recorded $400,000 as commission revenue under the HSN Agreement. The HSN Agreement expired on December 31, 2015.

On April 7, 2016, the Company entered into an agreement with the Northeast Division of Marsh & McLennan Agency LLC (“Marsh”), pursuant to which Marsh will offer and sell certain Aetna Medicare products through Marsh’s insurance benefits portal in exchange for certain fees.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenue

Revenue for the three months ended September 30, 2016 decreased by $55,845, or 30%, to $132,210 compared to $188,055 for the comparable period in 2015. The decrease is mostly due a decrease in commission revenue of $145,142 mostly from one customer offset by an increase in advertising revenue of $89,297, mostly from one customer, for the comparable period in 2015.

Operating Expenses

Total operating expenses for the three months ended September 30, 2016 increased by $257,490, or 12%, to $2,488,872 compared to $2,231,382 for the comparable period in 2015 as explained below.

Selling and marketing. Selling and marketing expense for the three months ended September 30, 2016 increased by $816,509, or 946%, to $902,822 compared to $86,313 for the comparable period in 2015 due to an increase in Grand Card related costs of approximately $833,000.

Salaries. Salary expense for the three months ended September 30, 2016 decreased by $41,964, or 8%, to $452,649 compared to $494,613 for the comparable period in 2015 due to a decrease of $59,000 in executive salaries.

Rent. Rent expense for the three months ended September 30, 2016 increased by $10,754, or 24%, to $56,254 compared to $45,500 for the comparable period in 2015 due to an increase in office rent under a lease beginning October 1, 2015.

Accounting, legal and filing fees. Accounting, legal and filing fees expense for the three months ended September 30, 2016 increased by $376,791, or 226%, to $543,289 compared to $166,498 for the comparable period in 2015. The increase was due to higher legal expenses of $284,000 and higher accounting expenses of $93,000 in the third quarter of 2016. The increase in legal expense is due to stock and debt issue costs incurred in the third quarter of 2016. The increase in accounting expense is due to the engagement of consultants to provide certain accounting services to the Company.

Consulting. Consulting expense for the three months ended September 30, 2016 decreased by $141,868, or 41%, to $204,831 compared to $346,699 for the comparable period in 2015. The decrease was primarily due to elimination of one consultant for a reduction of $240,000 partially offset by increases of approximately $76,000 from engagement of four new consultants in late 2015 and early 2016.

Equity-based compensation. Equity-based compensation for the three months ended September 30, 2016 decreased by $757,619, or 96%, to $34,056 compared to $791,675 for the comparable period in 2015. The decrease was due to a decrease for the Starr warrant expense of $210,000 plus decreases due to forfeitures of options and options or warrants becoming fully vested before the third quarter of 2016.

Other general and administrative. Other general and administrative expense for the three months ended September 30, 2016 increased by $9,373, or 5%, to $209,957 compared to $200,584 for the comparable period in 2015. The increase was primarily due to an increase in recruitment expense of $40,000 offset by commissions paid of $16,000.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2016 decreased by $14,486, or 15%, to $85,014 compared to $99,500 for the comparable period in 2015 due to some items becoming fully amortized before the third quarter of 2016.

Other income (expense). Other income (expense) consisted mainly of interest expense for the three months ended September 30, 2016 and 2015. Interest expense decreased by $145,252 or 34% to $277,134 compared to $422,386 for the comparable period in 2015 primarily due to no interest in the third quarter of 2016 on loans paid off in the third quarter of 2015.

Net loss attributable to common shareholder. Net loss attributable to common shareholders for the three months ended September 30, 2016 was $2,667,786, or $0.02 per basic and diluted common share, compared to $2,393,286, or $0.02 per basic and diluted common share, for the comparable period in 2015, an increase of $274,500, or 11%.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenue

Revenue for the nine months ended September 30, 2016 decreased by $126,646, or 33%, to $255,979 compared to $382,625 for the comparable period in 2015. The decrease is mostly due a decrease in commission revenue of $246,769 mostly from one customer offset by an increase in advertising revenue of $120,123, mostly from one customer, for the comparable period in 2015.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2016 decreased by $839,799, or 12%, to $6,071,903 compared to $6,911,702 for the comparable period in 2015 as explained below.

Selling and marketing. Selling and marketing expense for the nine months ended September 30, 2016 increased by $821,356, or 381%, to $1,036,838 compared to $215,482 for the comparable period in 2015 due to fully capitalizing and expensing Grand Card related costs of approximately $833,000.

Salaries. Salary expense for the nine months ended September 30, 2016 decreased by $228,850, or 14%, to $1,357,094 compared to $1,585,944 for the comparable period in 2015 due to decreases of $165,000 in executive salaries and $79,000 in staff salaries.

Rent. Rent expense for the nine months ended September 30, 2016 increased by $5,867, or 4%, to $167,345 compared to $161,478 for the comparable period in due to an increase in office rent under a lease beginning October 1, 2015.

Accounting, legal and filing fees. Accounting, legal and filing fees expense for the nine months ended September 30, 2016 increased by $441,153, or 84%, to $965,226 compared to $524,073 for the comparable period in 2015. The increase was due to higher legal expenses of $265,000 and higher accounting expenses of $181,000 in the first nine months of 2016. The increase in legal expense is due to stock and debt issue costs incurred in the third quarter of 2016. The increase in accounting expense was due to the engagement of consultants to provide certain accounting services to the Company.

Consulting. Consulting expense for the nine months ended September 30, 2016 decreased by $103,760, or 11%, to $882,601 compared to $986,361 for the comparable period in 2015. The decrease was primarily due to elimination of one consultant for a reduction of $480,000 partially offset by increases of approximately $393,000 from engagement of six new consultants in late 2015 and early 2016.

Equity-based compensation. Equity-based compensation for the nine months ended September 30, 2016 decreased by $1,770,088, or 69%, to $778,499 compared to $2,458,587 for the comparable period in 2015. The decrease was due to a decrease for the Starr warrant expense of $658,000 plus decreases due to forfeitures of options or warrants becoming fully vested after the third quarter of 2015.

Other general and administrative. Other general and administrative expense for the nine months ended September 30, 2016 increased by $49,696, or 9%, to $627,885 compared to $578,190 for the comparable period in 2015. The increase was primarily due to an increase in recruitment expense of $70,000.

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2016 decreased by $55,172, or 18%, to $256,415 compared to $311,587 for the comparable period in 2015. Depreciation and amortization decreased in 2016 due to some items becoming fully amortized versus 2015.

Other income (expense). Other income (expense) consisted mainly of interest expense for the nine months ended September 30, 2016 and 2015. Interest expense increased by $133,455 or 26% to $655,323 compared to $521,868 for the comparable period in 2015 primarily due to an increase the existence of interest on the credit facility for one quarter in 2015 versus three quarters in 2016.

Net loss attributable to common shareholder. Net loss attributable to common shareholders for the nine months ended September 30, 2016 was $6,595,909, or $0.05 per basic and diluted common share, compared to $6,978,518, or $0.05 per basic and diluted common share, for the comparable period in 2015, a decrease of $382,609, or 5%.

Liquidity and Capital Resources

As of September 30, 2016, we had unrestricted cash of $1,306,607. We do not have enough resources to continue as a going concern for the next 12 months. We expect to finance our operations over the next twelve months primarily through our existing cash and offerings of our equity or debt securities or through bank financing. Our operations have not yet generated positive cash flows. To effectively implement our business plan, we will need to obtain additional financing. If we obtain financing, we would expect to accelerate our business plan and increase our advertising and marketing budget, hire additional staff members and increase our operations all of which we believe would result in the generation of additional revenue and development of our business. We cannot be certain that financing will be available at all or on acceptable terms. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations. If we are unable to raise funds, the Company’s ability to continue to operate will be limited

Capital Raising Efforts

On July 8, 2015, the Company and VB Funding, LLC (“VB Lender”) entered into a credit agreement (“Credit Agreement”) which provided for a multi-draw term loan credit facility (the “VB Loan”) in an aggregate amount not to exceed $8,000,000. The full amount of the VB Loan was advanced in two disbursements, with the initial amount of $5,000,000 (which includes the $1,000,000 amount previously funded on May 18, 2015 pursuant to a bridge loan from VB Lender disbursed by VB Lender at the time of closing of the Credit Agreement). The second disbursement was on December 31, 2015. The VB Loan was used to fund ongoing operations and to repay then outstanding indebtedness. The Credit Agreement was replaced by an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) on September 15, 2016.

Pursuant to the Credit Agreement, the Company was subject to certain customary limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Credit Agreement contained usual and customary events of default, the occurrence of which could have led to an acceleration of the Company’s obligations thereunder.

Outstanding indebtedness under the VB Loan could have been voluntarily prepaid at any time, in whole or in part, without premium or penalty. The indebtedness under the VB Loan was due July 8, 2025 with interest at an aggregate of 7.5% per annum, 2.5% of which was payable in cash and 5.0% was payable in-kind as additional principal. The VB Loan was secured by a security interest in the Company’s and certain of its subsidiaries’ assets and each such subsidiary guaranteed the repayment of the VB Loan. VB Lender had the right to convert the outstanding balance of the VB Loan into shares of common stock of the Company, at a conversion price per share equal to $0.20 which gave rise to a beneficial conversion feature having a relative fair market value of $1,950,000 as of July 8, 2015. This beneficial conversion feature value was recorded as a discount to the VB Loan and was amortized to interest expense over the life of the loan. In connection with the initial disbursement, VB Lender received a ten-year warrant to purchase 12.5 million shares of the Company’s common stock at an exercise price of $0.30 per share. As of July 8, 2015, the warrant had a relative fair market value of $1,700,000 and was recorded as a debt discount. In connection with the second disbursement, VB Lender received a ten-year warrant to purchase 7.5 million shares of the Company’s common stock at an exercise price of $0.30 per share. The warrant had a relative fair market value of $465,146 and was recorded as a debt discount. There was no beneficial conversion feature in connection with the second disbursement.

On September 15, 2015, the Company entered into a securities purchase agreement (the “Preferred Agreement”) with certain investors (the “Preferred Purchasers”) and raised gross proceeds of $1,750,000, including the conversion by Mel Harris, a member of the Company’s board of directors, security holder and advisor to the Company, of $450,000 principal amount of his convertible promissory note issued on August 20, 2015. Each share of Series C Redeemable Convertible 7.5% Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) has a stated value of $2.00 (the “Stated Value”) and is convertible, at any time at the option of the holder, into ten (10) shares of the Company’s common stock at a conversion price of $0.20 per share, subject to customary adjustments. Each share of Series C Preferred Stock earns dividends at the rate of 7.5% of the Stated Value, 2.5% of which is payable in cash, and 5.0% is payable in the form of common stock, on a quarterly basis, at $0.20 per share. In connection with this Preferred Agreement, the Company issued a ten-year warrant to purchase an aggregate of 4,375,000 shares of common stock at an exercise price of $0.30 per share.

On September 15, 2016, the Company and VB Lender entered into the Amended and Restated Credit Agreement, which amended and restated the Credit Agreement. The Amended and Restated Credit Agreement has a principal balance equal to the outstanding balance under the VB Loan and provided for two additional disbursements in an aggregate amount not to exceed $2,950,000 (collectively, the “New VB Loan”). The first disbursement was advanced on September 15, 2016 in the amount of $950,000 and a second disbursement may be made in the amount of $2,000,000 when certain conditions are satisfied.

Outstanding indebtedness under the New VB Loan may be voluntarily prepaid at any time, prior to the maturity date. The indebtedness under the New VB Loan matures on October 1, 2031 and bears interest at the following rates per annum, payable in cash on a quarterly basis: 1% for the first year of the New VB Loan, 2% for the second year, 3% for the third year, 12% for the fourth year and 15% thereafter. Interest is no longer payable in-kind as additional principal on the New VB Loan. At September 30, 2016, outstanding indebtedness under the New VB Loan was $9,375,083 plus accrued interest of $47,543.

The New VB Loan is secured by a security interest in the Company’s and certain of its subsidiaries’ assets and the subsidiaries guaranteed the repayment of the New VB Loan. The Company is subject to certain customary limitations including the ability to incur additional debt, make certain investments and acquisitions, and make certain restricted payments, including stock repurchases and dividends. The Amended and Restated Credit Agreement contains usual and customary events of default, the occurrence of which can lead to an acceleration of the Company’s obligation thereunder.

The New VB Loan has no convertible feature so it is not convertible into shares of the Company’s common stock.

In accordance with ASC 470-60 this refinancing was considered a troubled debt restructuring with a modification of terms. As a result, the unamortized discount of $4,473,147 and unamortized debt issue costs of $275,885 from the VB Loan were carried forward to be amortized using the effective interest method for the New VB Loan. On September 15, 2016, the Company also sold to VB Lender 70,000,000 shares of the Company’s common stock at a price per share of $0.015, for an aggregate purchase price of $1,050,000. Because the fair value on the date of purchase was $2,100,000, the difference of $1,050,000 was recorded as an additional equity discount on the New VB Loan and will be amortized over the life of the loan using the effective interest rate method. Any new fees paid to third parties in connection with the New VB Loan were expensed as required.

The Company intends to use borrowings under the Amended and Restated Credit Agreement to fund the operations of the Company and to pay fees and expenses relating to the Amended and Restated Credit Agreement and related transactions.

Simultaneously with the entry into the Amended and Restated Credit Agreement, the Company and VB Lender also entered into a securities purchase agreement which provides VB Lender with the right to purchase a total of 1,500,000 shares of Series D Convertible 12% Preferred Stock (“Series D Preferred Stock”) for a total price of $1,000,000, convertible into an aggregate of 1,833,000,000 shares of common stock. The conditions to the closing of the sale of shares of Series D Preferred Stock include approval by the shareholders of an amendment to the certificate of incorporation to increase the number of authorized shares of common stock to 2,156,500,000 shares and the filing of a Certificate of Designation, Preferences and Rights of Series D Preferred Stock (the “Certificate”). The Certificate specifies that from and after the date of the issuance of any shares of Series D Preferred Stock, dividends at the rate per annum of $0.08 per share (which represents 12% per annum) will accrue on such shares. Dividends will accrue from day to day and will be cumulative, provided, however, that except as provided for in certain circumstances, dividends will only be payable when, as, and if declared by the board of directors of the Company and the Company will be under no obligation to pay such accrued dividends.

As an additional condition to closing, VB Lender required that the holders of Series C Preferred Stock shall have the option to convert their shares of Series C Preferred Stock into shares of the Company's common stock at a discounted rate of $0.05 per share.  Additionally, VB Lender, required as a condition to closing that all shares of Series C Preferred Stock held by directors, officers and executives of the Company be converted into shares of the Company's common stock at a discounted rate of $0.05 per common share.  The Series C Preferred Stock was issued in 2015 for $2.00 per preferred share, with an initial conversion price of $0.20 per common share.  This option to convert therefore represents a discount of $0.15 per common share from the original conversion price and shall take effect immediately following the effective date of the Certificate and the closing of the Series D Preferred Stock.

The Company continues to seek capital in the form of equity or debt to fund its operations in the future.

Outstanding Indebtedness

In addition to the New VB Loan described above, we have certain unsecured indebtedness, primarily promissory notes outstanding in favor of Mr. Leber in the principal amount of $78,543 (the “Leber Note”), Meadows Capital, LLC, an entity controlled by Dr. Cohen, a member of the Company’s board of directors, in the principal amount of $308,914 (the “Meadows Note”) and BJ Squared, LLC, an entity controlled by Mr. Leber, in the principal amount of $612,500 (“BJ Squared Note”). Meadows Capital, LLC, has a 50% interest in the BJ Squared Note. These promissory notes reflect indebtedness assumed by us in connection with a merger in February 2012. The Meadows Note and the BJ Squared Note accrue interest at the rate of 5% per annum and mature upon the earlier of (i) the Company having EBITDA of at least $2,500,000 as reflected on its quarterly or annual financial statements filed with the SEC, or (ii) the Company closing a financing with gross proceeds to the Company of at least $10,000,000. On September 15, 2016, the Leber Note was modified so that no interest accrues on the Leber Note after September 1, 2016 and it matures upon the Company achieving fiscal year net income of at least $5,000,000. The Leber Note remains subordinate in right of payment to the Meadows Note and the New VB Loan.

Cash Flow

Net cash flow from operating, investing and financing activities for the periods below were as follows:

	Nine Months Ended September 30,
	2016	2015
Cash provided by (used in):
Operating activities	$(4,429,428)	$(4,250,871)
Investing activities	-	(52,080)
Financing activities	1,970,312	6,773,741
Net (decrease) increase in cash:	$(2,459,116)	$2,470,790

Cash Used In Operating Activities

For the nine months ended September 30, 2016, net cash used in operating activities of $4,429,428 consisted of net loss of $6,471,247 offset by $1,458,469 in non-cash adjustments for depreciation, amortization, equity-based compensation, payment in kind interest and discount amortization, combined with $583,350 in cash used by changes in working capital and other activities.

For the nine months ended September 30, 2015, net cash used in operating activities of $4,250,871 consisted of our net loss of $6,978,518 offset by $3,334,672 in non-cash adjustments for depreciation, amortization, equity-based compensation, payment in kind interest, discount amortization and gains on settlement of accounts payable, offset by $607,025 in cash provided by changes in working capital and other activities.

Cash Used In Investing Activities

For the nine months ended September 30, 2015, net cash used in investing activities of $52,080 was entirely for website development.

Cash Provided By Financing Activities

For the nine months ended September 30, 2016, net cash provided by financing activities of $1,970,312 consisted of $1,050,000 in proceeds from private placements, $950,000 in proceeds from loans and short-term advances offset by $29,688 in cash paid for dividends on preferred stock.

For the nine months ended September 30, 2015, net cash provided by financing activities of $6,773,741 consisted of $700,000 in proceeds from private placements, $5,000,164 in net proceeds from loans and short-term advances and $1,673,577 in net proceeds from sale of preferred stock offset by $600,000 in repayments of loans and short-term advances.

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

Exhibit Number	Description

10.1*	Aetna Marketing Agreement for Upline Licensed Agent and Agencies by and between Grandparents Insurance Solutions, LLC and Aetna Life Insurance Company, effective June 30, 2016. (i)

10.2*	Agreement by and between Grandparents.com, Inc. and Northeast Division of Marsh & McLennan agency LLC, dated April 7, 2016.

10.3*	Consulting Agreement by and between Grandparents.com, Inc. and John Sweeney dated July 21, 2016.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

(i)	Portions of this exhibit containing confidential information have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Exchange Act. Confidential information has been omitted from the exhibit in places marked “[***]”and has been filed separately with the Commission.

*	Filed herewith.
**	Furnished herewith in accordance with SEC Release 33-8238.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2016	GRANDPARENTS.COM, INC.

/s/ Steven E. Leber
Steven E. Leber
Chairman, Chief Executive Officer, (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Page 29 of 29